Form 10-Q
period 1993-12-31
BEAR STEARNS COMPANIES INC
filed 1994-02-10
CIK 777001

TABLE OF CONTENTS





Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition at December 31, 1993 (Unaudited) and June 30, 1993.

            Consolidated Statements of Income (Unaudited) for the three-month and six-month periods ended December 31, 1993 and 1992

            Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended December 31, 1993 and 1992.

            Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 6.     Exhibits and Reports on Form 8-K.

            Signatures.




















                        THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                    Assets

                                              December 31,        June 30,
                                                  1993              1993
                                               (Unaudited)
                                              (In thousands, except share data)
Cash and cash equivalents                       $   394,610      $   317,886

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                             1,661,580        2,291,992

Securities purchased under agreements
  to resell                                      21,095,107       16,038,657

Securities borrowed                              16,207,024       16,721,404

Receivables
  Customers                                       7,621,475        4,954,404
  Brokers, dealers and others                     1,966,650        1,016,068
  Interest and dividends                            113,811          109,217

Financial instruments owned-at
  market value                                   17,696,398       15,214,510

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                     250,357         238,936

Other assets                                        377,048          536,431

Total Assets                                    $67,384,060      $57,439,505





See Notes to Consolidated Financial Statements.








                              THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           Liabilities and Stockholders' Equity

                                                    December 31,        June 30,
                                                        1993              1993
                                                     (Unaudited)
                                                    (In thousands, except share data)

Short-term borrowings                                  $ 9,160,216      $  6,118,894
Securities sold under agreements
 to repurchase                                          26,765,923        22,058,354
Securities loaned                                          497,956           565,584
Payables
  Customers                                             14,972,027        13,038,380
  Broker, dealers and others                             1,048,952         1,595,098
  Interest and dividends                                   186,068           177,948
Financial instruments sold, but not
 yet purchased - at market value                         8,971,341         8,973,839
Accrued employee compensation and benefits                 440,818           469,376
Other liabilities and accrued expenses                     675,443           782,379
                                                        62,718,744        53,779,852
Commitments and contingencies

Long-term borrowings                                     2,624,897         1,883,123

Stockholders' Equity
 Preferred stock, $1.00 par value;
    10,000,000 shares authorized:
      Adjustable Rate Cumulative Preferred
        Stock, Series A - $50 liquidation
        preference;  3,000,000 shares issued               150,000          150,000
      Cumulative Preferred Stock, Series B-$200
        liquidation preference; 937,500 shares
        issued and outstanding                             187,500          187,500
      Cumulative Preferred Stock, Series C-$200
        liquidation preference; 500,000 shares
        issued and outstanding                             100,000
 Common stock, $1.00 par value;
    200,000,000 shares authorized;
    138,072,022 and 131,507,178 shares issued
    at December 31, and June 30, 1993,
    respectively                                           138,072          131,507
 Paid-in capital                                         1,345,753        1,225,557
 Retained earnings                                         393,740          328,414
 Capital Accumulation Plan                                 138,331          138,331
 Treasury stock, at cost -
  Adjustable Rate Cumulative Preferred
   Stock, Series A - 2,118,550                             (85,507)         (85,507)
  Common Stock - 24,399,771 and 22,203,018
   shares at December 31, and June 30,
   1993, respectively                                     (291,953)        (263,755)
 Note receivable from ESOP Trust                           (35,517)         (35,517)
      Total Stockholders' Equity                         2,040,419        1,776,530

Total Liabilities and Stockholders' Equity             $67,384,060      $57,439,505


See Notes to Consolidated Financial Statements.

                                THE BEAR STEARNS COMPANIES INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                     Three Months Ended                 Six Months Ended
                               December 31,     December 31,      December 31,   December 31,
                                     1993             1992           1993           1992
                                            (In thousands, except share data)

Revenues
  Commissions                  $    129,518    $    105,453        $   237,116    $    190,339
  Principal transactions            363,443         230,475            650,213         478,209
  Investment banking                176,953          63,183            296,123         125,557
  Interest and dividends            326,461         228,046            573,460         436,207
  Other income                        6,182           5,412             17,363           7,180
    Total revenues                1,002,557         632,569          1,774,275       1,237,492
  Interest expense                  250,452         177,887            434,458         343,058
  Revenues, net of
    interest expense                752,105         454,682          1,339,817         894,434

Non-interest expenses
  Employee compensation
   and benefits                     379,427         231,756             668,800        449,063
  Floor brokerage, exchange
   and clearance fees                24,451          21,381              47,461         38,676
  Communications                     18,703          14,704              34,972         29,122
  Occupancy                          18,154          17,364              37,098         34,463
  Depreciation and
   amortization                      11,723          10,354              22,678         20,824
  Advertising and market
   development                       13,616           9,253              23,872         18,038
  Data processing and
   equipment                          7,229           5,994              13,621         14,368
  Other expenses                     46,888          33,023              81,409         70,483
    Total non-interest
     expenses                       520,191         343,829             929,911        675,037

Income before provision
  for income taxes                  231,914         110,853             409,906        219,397
Provision for income taxes           97,101          46,559             170,790         92,147

Net income                     $    134,813    $     64,294        $    239,116   $    127,250

Net income applicable to
  common shares                $    130,314    $     62,830        $    230,222   $    130,156

Earnings per share             $       1.05    $        .52        $       1.86   $       1.07

Weighted average common
  and common equivalent
  shares outstanding            123,602,326     120,687,740         123,845,830    121,496,033

Cash dividends declared
  per common share             $       0.15    $       0.15        $       0.30   $       0.30

                              THE BEAR STEARNS COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                              Six Months Ended
                                                      December 31,        December 31,
                                                          1993                1992
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $   239,116       $    127,250
Adjustments to reconcile net income to
 cash used for operating activities:
    Depreciation and amortization                          22,678            20,824
    Deferred income taxes                                 (28,150)            13,449
    Other                                                   4,856             24,642
   (Increases) decreases in operating receivables:
    Securities borrowed                                   514,380         (2,144,229)
    Brokers, dealers and others                          (950,852)          (654,144)
    Customers                                          (2,667,071)          (124,471)
    Other                                                 (22,810)            99,707
    Increases (decreases) in operating payables:
    Securities loaned                                     (67,628)          (936,535)
    Brokers, dealers and others                          (545,738)           285,477
    Customers                                           1,933,647          2,246,801
    Other                                                   8,120            (76,457)
   (Increases) decreases in:
    Cash and securities deposited with clearing
      organizations or segregated in compliance
      with Federal regulations                            630,412           (236,520)
    Securities purchased under agreements to resell    (5,056,450)        (9,678,738)
    Financial instruments owned                        (2,481,888)           381,751
    Other assets                                          179,669            (62,809)
    Increases (decreases) in:
    Securities sold under agreements to repurchase      4,707,569          9,290,186
      Financial instruments sold, but not
      yet purchased                                        (2,498)           195,750
    Accrued employee compensation and benefits            (34,504)          (187,370)
    Other liabilities and accrued expenses                (79,777)           113,284

Cash used in operating activities                      (3,696,919)        (1,302,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                 3,041,322          1,156,653
Issuance of long-term borrowings                          739,792            243,575
Net proceeds from issuance of Cumulative
  Preferred Stock, Series C                                96,788
Other common stock transactions                             2,740              1,545
Note repayment from ESOP trust                                                 4,483
Payments for:
 Retirement of Subordinated Notes                            (500)              (500)
 Treasury stock purchases                                 (30,334)           (71,757)
Cash dividends paid                                       (44,862)           (31,588)

Cash provided by financing activities                   3,804,946          1,302,411

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements, net                                        (34,099)           (27,326)
Purchases of investment securities and other assets          (300)              (575)
Proceeds from sale of investment securities and
 other assets                                               3,096            108,601

Cash used in (provided by) investing activities           (31,303)            80,700
Net increase in cash and cash equivalents                  76,724             80,959
Cash and cash equivalents, beginning of period            317,886            124,088

Cash and cash equivalents, end of period              $   394,610       $    205,047

See Notes to Consolidated Financial Statements.

                              THE BEAR STEARNS COMPANIES INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company") and have been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements reflect all adjustments which, in the opinion of management, are normal and recurring and are necessary for a fair statement of the results for the interim periods presented. All material intercompany balances and transactions have been eliminated. The nature of the company's business is such that the results of any interim period may not be indicative of the results to be expected for a full fiscal year. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.    FINANCIAL INSTRUMENTS - AT FAIR VALUE

      Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows (in thousands):

                                                December 31,      June 30,
                                                    1993            1993
      Financial instruments owned:
        United States government and agency     $  5,926,161     $ 7,644,206
        Non-U.S. government                          429,595          82,281
        State and municipal                          235,296         234,503
        Corporate equity                           3,061,489       1,602,077
        Corporate debt                             4,253,059       3,365,013
        Mortgages and mortgage-backed              3,138,823       1,663,842
        Other                                        474,001         272,861
                                                $ 17,696,398     $15,214,510


      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $  5,070,563     $ 5,879,085
        Non-U.S. government                          607,569         432,008
        Corporate equity                           2,521,576       2,091,996
        Corporate debt                               515,954         490,563
        Other                                        433,653         429,914
                                                $  8,971,341     $ 8,973,839

3.    COMMITMENTS AND CONTINGENCIES

      At December 31, 1993, the Company is contingently liable for unsecured letters of credit of approximately $560,722,000 and letters of credit of approximately $53,000,000 secured by financial instruments owned by the Company, which are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

                              THE BEAR STEARNS COMPANIES INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)



3.  COMMITMENTS AND CONTINGENCIES - (continued)

    In the normal course of its business, the Company enters into transactions in a variety of financial instruments in order to meet the financing and hedging needs of its customers, to reduce its own exposure to market, currency and interest rate risks and in connection with its proprietary market-making and trading activities. These financial instruments include forward and futures contracts, interest rate swaps and the writing of options, including interest rate caps and floors. The settlement of these transactions is not expected to have a material effect on the consolidated financial condition of the Company as of December 31, 1993.

    In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial condition of the Company.

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly-owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns, is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1993, Bear Stearns' net capital of $876,050,392, exceeded the minimum requirement by $865,515,679.

    Bear, Stearns International Limited ("BSIL") and Bear Stearns International Trading Limited ("BSIT") wholly-owned London-based subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority. BSIL and BSIT have consistently operated in excess of these requirements.

                              THE BEAR STEARNS COMPANIES INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)




5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to common shares and the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period presented. Common stock equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements with appropriate adjustments made to net income for earnings accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as common stock equivalents.


6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the six months ended December 31, 1993 and 1992, respectively. Income taxes paid totaled $150,467,000 and $79,945,000 for the six months ended December 31, 1993 and 1992, respectively. Noncash financing activities totaled $2,438,000 for the six months ended December 31, 1993.







Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have in the past been and may continue to be, subject to wide fluctuations, reflecting the impact of many factors, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions, over which the Company has little control. In addition, results of operations of any particular interim period may not be indicative of results to be expected for a full fiscal year.

      Three Months Ended December 31, 1993
      Compared to December 31, 1992

      The December 1993 quarter was marked by very favorable equity and fixed income market conditions. Stock prices on all domestic markets continued to rise largely reflecting the domestic interest rate environment and the domestic economic growth during this quarter. The Dow Jones Industrial Average reached record levels on increased volume on all major exchanges. The December 1992 quarter was characterized by increased average trading volume and unsettled equity markets reflecting concern over the presidential election and the direction of long-term interest rates.

      Net income in the 1993 quarter was $134,813,000, an increase of 109.7% as compared with $64,294,000 for the 1992 quarter. Revenues, net of interest expense ("net revenues") increased to $752,105,000 in the 1993 quarter from $454,682,000 in the 1992 quarter an increase of 65.4% The growth was primarily attributable to principal transactions and investment banking, which increased 57.7% and 180.1%, respectively. Earnings per share for the 1993 quarter were $1.05 compared to $0.52 in the 1992 quarter.

      Commission revenues rose 22.8% in the 1993 quarter to $129,518,000 from $105,453,000 in the 1992 quarter. Revenues derived from retail and institutional customers increased reflecting the increased volume. Commission revenues related to the securities clearance activities increased due to increased investor demand and the continued growth in the Company's client base.

      Revenues from principal transactions increased 57.7% to 363,443,000 in the 1993 quarter from $230,475,000 in the 1992 quarter reflecting favorable fixed income market conditions and increased demand from both retail and institutional investors. Fixed income revenues increased significantly during the 1993 quarter reflecting increases in mortgage-backed securities
      , derivatives and bankruptcy/high yield activities.   Additionally,
      the Company also experienced an increase in revenues derived from its equity related activities, including over-the-counter, emerging markets and arbitrage.


      Investment banking revenues increased dramatically to $176,953,000 in the 1993 quarter from $63,183,000 in the 1992 quarter, a 180.1% rise. This increase largely reflects increased underwriting revenues and management fees attributable to higher levels of new issue volume of common equity, investment grade and non-investment grade debt and municipal securities and an increase in the Company's market share. In addition, the Company also experienced growth in merger and acquisition fees.



      Net interest and dividends (revenues from interest and net dividends less interest expense) increased 51.5% in the 1993 quarter to $76,009,000 from $50,159,000 in the comparable 1992 quarter and an increase in salesmen's compensation as a result of higher commission revenues. The increase in net interest and dividends principally reflect higher levels of interest earning assets, particularly customer margin debt.

      Employee compensation and benefits increased 63.7% to $379,427,000 in the 1993 quarter from $231,756,000 in the 1992 quarter. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1993 quarter and an increase in salesmen's compensation as a result of high commission revenues. However, employee compensation and benefits as a percentage of net revenues decreased to 50.4% from 51.0% in the 1992 quarter.

      The remaining operating expense increased 25.6% to $140,764,000 in the 1993 quarter as compared to $112,073,000 in the 1992 quarter. This increase is principally related to increased floor brokerage, communications, data processing and promotional costs attributable to the continued growth in the Company's business activities.


      Six Months Ended December 31, 1993
      Compared to December 31, 1992

      Net income for the six-months ended December 31, 1993 was $239,116,000 as compared with $127,250,000 for the 1992 six-month period, an increase of 87.9% Net revenues increased 49.8% to $1,339,817,000 in the 1993 period from $894,434,000 in the 1992 period, principally due to increased contributions from principal transactions and investment banking. Earnings per share for the 1993 period was $1.86 compared to $1.07 for the 1992 period.

      Commission revenues increased 24.6% to $237,116,000 in the 1993 period from $190,339,000 in the 1992 period. Commission revenues derived from retail and institutional investors and securities clearance activities increased reflecting the higher levels of activity throughout the period.

      Principal transactions increased 36.0% to $650,213,000 in the 1993 period from $478,209,000 in the comparable period in 1992 primarily due to the strength of the fixed income securities areas, particularly bankruptcy/ high yield, convertible bonds and mortgage-backed securities. Additionally, the Company experienced growth in the over-the-counter, emerging markets and arbitrage trading areas.

      Investment banking revenues have increased 135.8% to $296,123,000 in the 1993 period from $125,557,000 in the 1992 period. The increase reflects higher underwriting revenues and management fees associated with the increased new issue volume in both the equity and fixed income markets. In addition to benefitting from an industry-wide rise in underwriting activities, the Company has also experienced an expansion in its market share.

      Net interest and dividends increased 49.2% to $139,002,000 for the 1993 six-month period from $93,149,000 in the 1992 period. The increase in net interest and dividends principally reflects higher levels of interest earning assets, particularly customer margin debt. The increase in customer margin debt reflects favorable market conditions and an increase in the securities clearance client base.





      Employee compensation and benefits increased 48.9% to $668,800,000 in the 1993 period compared with $449,063,000 in the 1992 period. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1993 period and an increase in salesmen's compensation as a result of higher commission revenues. Employee compensation and benefits as a percentage of net revenues decreased to 49.9% from 50.2% in the 1992 period, despite the increase in headcount.

      Remaining operating expense increased 15.5% to $261,111,000 in the 1993 period as compared to $225,974,000 in the 1992 period. This increase is primarily due to increased floor brokerage, communications, data processing and promotional expenses due to the growth in the Company's business activities. The increase in occupancy an depreciation costs were the result of the Company's expansion of its international operations.

      The decrease in the effective tax rate to 41.7% in the 1993 period from 42.0% in the 1992 period is attributable to the Company's adoption of Statement of Financial Accounting Standards No. 109 partially offset by the increase in the corporate Federal statutory rate to 35.0% pursuant to the Omnibus Budget Reconciliation Act of 1993.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked to market daily, and collateralized receivables arising from customer related and proprietary securities transactions. Collateralized receivables consist of resale agreements, secured by U.S. government and agency securities, and customer margin loans and securities borrowed which are typically secured with marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly depending upon economic and market conditions, volume of activity, customer demand and underwriting commitments.

The Company's total assets at December 31, 1993 increased to $67.4 billion from $57.4 billion at June 30, 1993. The increase in total assets is attributable to growth in highly liquid assets such as securities borrowed and resale agreements. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital, consisting of long-term borrowings and equity which forms its capital base. The adequacy of the Company's capital base is continually monitored by the Company and is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counter-parties with additional collateral, or margin, in order to obtain secured financings. Highly liquid assets such as U.S. government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin.







In contrast, assets of lower quality or liquidity require higher margin levels and consequently increased capital in order to obtain secured financing. The level of customer receivables and proprietary inventories the Company can maintain is also limited by Securities and Exchange Commission Rule 15c3-1. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

Funding Strategy

Generally, the Company's funding strategy provides for the diversification of its short-term funding sources in order to maximize liquidity. Sources of short-term funding consist principally of collateralized borrowings, including repurchase transactions and securities lending arrangements, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings, generally having maturities from overnight to one year. Repurchase transactions, whereby securities are sold with a commitment for repurchase by the Company at a future date, represent the dominant component of secured short-term funding. Additionally, the Company utilizes medium-term note financing as an important component of its funding mix. The use of medium-term note financing has served to improve liquidity by lengthening the average maturities of the Company's short-term borrowings in a cost effective manner. In addition to short-term funding sources, the Company utilizes long-term senior as a longer term source of unsecured financing.

The Company maintains an alternative liquidity strategy focused on the liquidity and self funding ability of the underlying assets. The objective of the strategy is to maintain sufficient sources of alternative funding to enable the Company to fund debt obligations maturing within one year without issuing any new unsecured debt, including commercial paper. The most significant source of alternative funding is the Company's ability to hypothecate or pledge its unencumbered assets as collateral for short-term funding.

As part of the Company's alternative liquidity strategy, the Company regularly monitors and analyzes the size, composition and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. Through the use of this analysis, the Company can continuously evaluate the adequacy of its equity base and schedule of maturing term debt supporting its present asset levels. The Company can then seek to adjust its maturity schedule, as necessary, in light of market conditions and funding alternatives. The Company also maintains $1,495,000,000 of committed unsecured revolving lines of credit which support the Company's commercial paper programs. At December 31, 1993, no amounts were outstanding under the revolving lines of credit.

Capital Resources

The Company conducts substantially all of its operating activities within its regulated broker-dealer subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and Bear, Stearns International Limited ("BSIL"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in and advances to Bear Stearns, BSSC and BSIL. The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

During the 1993 quarter, the Company continued to expand and diversify its long-term borrowing base through the issuance of $200,000,000 of senior notes due 1996, which were issued in the Euromarket. Additionally, the Company continued to extend maturities through the issuance of $1,269,000,000 of medium term notes with maturities ranging from one to thirty years. The net proceeds from the issuances of the senior notes and medium-term notes were used by the Company for general corporate purposes and to lengthen the average maturity of the Company's borrowings.

During the six months ended December 31, 1993, the Company repurchased 1,375,794 shares of Common Stock in connection with the Capital Accumulation for Senior Managing Directors and the Performance Unit Plan for Senior Managing Directors (collectively the "Plans") at a cost of approximately $30,459,000. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plans. Repurchases of Common Stock pursuant to the Plans are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by these agencies.

Additionally, BSIL and Bear Stearns International Trading, Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. BSIL and BSIT have consistently operated in compliance with these capital adequacy requirements.

Merchant Banking and High-Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans and have not required significant levels of capital investment. At December 31, 1993, the Company's aggregate investments in leveraged transactions and its exposure to any individual transaction were not material.











As part of the Company's fixed income securities activities, the Company participates in the trading and sales of high yield, non-investment grade debt securities, non-investment grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings("high yield securities"). Non-investment grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned properties. As of December 31, 1993, the Company held in inventory approximately $1,567,750,000 of high yield securities. Collectively, these securities generally involve greater risk than investment grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

However, the level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations,can fluctuate from period to period as a result of customer demands and economic and market considerations. The Company's Risk Committee continuously monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group. The Company accounts for such inventory positions on a market value basis with unrealized gains and losses being recognized currently in earnings.

Effects of Statements of Financial Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112,"Employers' Accounting for Postemployment Benefits" ("SFAS 112") which is effective for fiscal years beginning after December 15, 1993. SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The statement requires employees to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The Company does not expect initial adoption of SFAS 112 to have a material effect on the liquidity, operating results or financial condition of the Company.

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

         ALPHA GROUP CONSULTANTS, Et AL. V. WEINTRAUB, ET AL.

         As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 Form 10-K"), Bear Stearns is a defendant in a litigation entitled Alpha Group Consultants, et al. v. Weintraub, et al., which is pending in the United States District Court for the Southern District of California. The action is a class action on behalf of purchasers of debentures and warrants of Weintraub Entertainment Group during the period January 23, 1987 through October 1, 1990 (the 1993 Form 10-K mistakenly referred to March 31, 1990 as the end of the class period).

         On October 20, 1993, the court denied without prejudice Bear Stearns' September 20, 1993 motion for summary judgment or, in the alternative, for specification of material facts without controversy pending completion of certain specified discovery. Bear Stearns intends to refile its motion on February 16, 1994. The hearing on the motion is scheduled for March 18, 1994.

         IN-STORE ADVERTISING SECURITIES LITIGATION

         As previously reported in the Company's 1993 10-K, Bear Stearns is a defendant in a litigation entitled In re In-Store Advertising Securities Litigation, which is pending in the United States District Court for the Southern District of New York.

         On September 29, 1993, the Underwriter Defendants, including Bear Stearns, filed an answer to the Second Amended Consolidated Complaint denying all substantive allegations, asserting affirmative defenses and asserting a cross-claim against KPMG Peat Marwick. By stipulation, KPMG Pear Marwick has until February 22, 1994 to respond to the Underwriter Defendants' cross-claim.

         On September 10, 1993, KPMG Peat Marwick filed a motion to dismiss the Second Amended Consolidated Complaint as against KPMG Peat Marwick. This motion was granted with respect to plaintiffs' federal claims, but denied with respect to plaintiffs' state law claims against KPMG Peat Marwick.

         JENNY CRAIG, INC. LITIGATION

         As previously reported in the Company's 1993 Form 10-K, Bear Stearns is a defendant in a litigation entitled In re Jenny Craig, Inc. Litigation, which is pending in the United States District Court for the Southern District of California.

         On September 8, 1993, Bear Stearns filed an answer denying liability and asserting affirmative defenses.






         SOUTHEAST HOTEL PROPERTIES LIMITED PARTNERSHIP LITIGATION

         As previously reported in the Company's 1993 Form 10-K, Bear Stearns is a defendant in a litigation entitled Southeast Hotel Properties Limited Partnership Litigation, which is pending in the United States District Court for the Western District of North Carolina.

         On October 26, 1993, the Court granted plaintiffs' motion for class certification and certified a class including "all persons or entities throughout the United States that purchased limited partnership interests in the Southeast Hotel Properties Limited Partnership during the relevant time period. Excluded from the class are the individual defendants, their employees, and the members of the immediate families of each of the individual defendants."

         The Court further ordered that plaintiffs Ruben, Sturm and Smith shall serve as class representatives for the claims for damages under the federal securities laws, and that plaintiffs Ruben, Sturm, Smith, Schnair, Rosenthal and Weisman shall serve as class representatives for the claims of common law fraud, breach or fiduciary duties, and claims under the Illinois Consumer Fraud and Deceptive Business Practices Act.

         THANKSGIVING TOWER PARTNERS ET AL. V. ANROS THANKSGIVING PARTNERS.

         As previously reported in the Company's 1993 Form 10-K, Bear Stearns is a defendant in a litigation entitled Thanksgiving Tower Partners et al. v. Anros Thanksgiving Partners, which is pending in the United States District Court for the Northern District of Texas. The deadline for completing discovery has been extended to February 25, 1994.

         U.S. REFINING AND MARKETING COMPANY, INC. V. HUDSON-RAM L.P. ET AL.

         As previously reported in the Company's 1993 Form 10-K, Bear Stearns is a defendant in a litigation entitled U.S. Refining and Marketing Company, Inc. v. Hudson-Ram L.P. et al., which is pending in the Bankruptcy Court in the United States District Court for the Central District of California.

         On November 24, 1993 the Court dismissed the bankruptcy petitions of Hudson-Ram and the Refining Partnership. A motion for reconsideration has been filed.

         ROBINS V. THE GITANO GROUP, INC.

         As previously reported in the 1993 Form 10-K and Quarterly Report on Form 10-Q for the quarter ending September 24, 1993, Bear Stearns is a defendant in litigation entitled Robbins v. The Gitano Group, Inc. which is pending in the United States District Court for the Southern District of New York.

         Following the October 4, 1993 execution of the Memorandum of Understanding, plaintiffs filed a Fourth Amended and Supplemental Class Action Complaint (the "Fourth Complaint"), which, among other things, enlarged the Class to include purchasers of Gitano's common stock through April 5, 1993, but continued to limit the claims asserted against Bear Stearns and Goldman, Sachs & Co. to matters arising out of the June 12, 1990 public offering.

         The Memorandum of Understanding provided that if the settlement was not consummated, the Fourth Amendment was to be withdrawn, and that the operative pleadings would be those filed prior to the Fourth Amendment.

         On January 24, 1994, Gitano announced that it would seek a sale of its business and that it was unlikely that such a sale would realize amounts in excess of the debt owed to Gitano's secured lenders. Gitano's lenders also notified the company that they would not consent to Gitano's issuance of notes and warrants which constituted a portion of the settlement consideration that was to be received by the Class. As a result of these developments, it is not possible for the settlement to proceed as contemplated. The parties are continuing too consult with one another, but at this time there can be no assurance that the action will be settled or as to the terms of any such settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on October 25, 1993 (the "Annual Meeting"), the stockholders of the Company approved the Company's Amended and Restated Management Compensation Plan (the "Restated Management Compensation Plan"), the Company's Amended and Restated Capital Accumulation Plan for Senior Managing Director's (the "Restated Capital Accumulation Plan") and the Company's Performance Unit Plan for Senior Managing Directors ("Performance Unit Plan") (collectively the "Plans"). In addition, at the Annual Meeting the stockholders of the Company elected thirty-five directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

         The affirmative vote of a majority of the 114,801,398 shares of Common Stock outstanding on September 15, 1993 was required to approve the Amendment and the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

         With respect to the approval of the Plans, set forth below is certain information regarding the results of the votes cast at the Annual
         Meeting:

                                                                   Broker
       Plan                  For         Against    Abstained     Non-Votes

Restated Management
 Compensation Plan        54,138,058    7,701,235    2,504,869    21,908,945

Restated Capital
 Accumulation Plan        53,589,723    8,374,268    2,308,171    21,908,945

Performance Unit Plan     54,502,346    7,433,992    2,407,824    21,908,945

         With respect to the election of directors, set forth below is certain information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee:

              Nominees                  For             Withheld

         E. Garrett Bewkes, III      85,239,255         1,013,852
         Denis A. Bovin              85,129,003         1,124,104
         James E. Cayne              85,223,940         1,029,167
         Peter Cherasia              85,204,825         1,048,282
         Michael R. Dabney           85,240,790         1,012,317
         Kevin J. Finnerty           85,210,902         1,042,205
         Grace J. Fippinger          85,240,948         1,012,159
         Carl D. Glickman            85,235,978         1,017,129
         Thomas R. Green             85,244,487         1,008,620
         Alan C. Greenberg           85,244,513         1,008,594
         Donald J. Harrington, C.M.  85,231,364         1,021,743
         Richard Harriton            85,238,550         1,014,557
         Nancy E. Havens-Hasty       85,200,984         1,052,123
         Jonathan Ilany              85,232,472         1,020,635
         Daniel L. Keating           85,217,498         1,035,609
         John W. Kluge               84,065,277         2,187,830
         David E. Liebowitz          85,235,729         1,017,378
         Bruce M. Lisman             85,209,485         1,043,622
         Matthew J. Mancuso          85,217,777         1,035,330
         Vincent J. Mattone          84,991,661         1,261,446
         Michael Minikes             85,244,118         1,008,989
         William J. Montgoris        85,227,692         1,025,415
         Donald R. Mullen, Jr.       85,235,725         1,017,382
         Frank T. Nickell            85,232,467         1,020,640
         R. Blaine Roberts           85,110,157         1,142,950
         E. John Rosenwald, Jr.      85,244,008         1,009,099
         Frederic V. Salerno         85,240,340         1,012,767
         Alan D. Schwartz            85,238,480         1,014,627
         John C. Sites, Jr.          85,243,111         1,009,996
         Warren J. Spector           85,240,210         1,012,897
         Robert M. Steinberg         85,222,307         1,030,800
         John Steinhardt             85,215,403         1,037,704
         Michael L. Tarnopol         85,220,287         1,032,820
         Fred Wilpon                 85,227,833         1,025,274
         Uzi Zucker                  85,222,971         1,030,136

         There were no broker non-votes with respect to the election of directors.














Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (11)        Statement Re Computation of Per Share Earnings.

         (12)        Statement Re Computation of Ratio of Earnings to Fixed
                     Charges.

    (b)  Reports on Form 8-K

         During the quarter, the Company filed the following Current Report on Form 8-K:

         (i) A Current Report on Form 8-K dated October 12, 1993, pertaining to the Company's results of operations for the three months ended September 24, 1993.

                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          The Bear Stearns Companies Inc.
                                                   (Registrant)





      Date : February 10, 1994             By: /s/ Samuel L. Molinaro, Jr.
                                               Samuel L. Molinaro, Jr.
                                                 Senior Vice
                                                  President - Finance

                        THE BEAR STEARNS COMPANIES INC.

                                   FORM 10-Q

                                 Exhibit Index




Exhibit No.    Description                                        Page

  (11)         Statement Re Computation of Per Share Earnings.

  (12)         Statement Re Computation of Ratio of
               Earnings to Fixed Charges.