Form 10-Q/A
period 1993-12-31
BEAR STEARNS COMPANIES INC
filed 1994-02-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q/A

                                   (Amendment No. 1)


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    December 31, 1993

                                        or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to


                        Commission file number 1-8989

                       The Bear Stearns Companies Inc.
            (Exact name of registrant as specified in its charter)



         Delaware                                       13-3286161
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                245 Park Avenue, New York, New York      10167
             (Address of principal executive offices)  (Zip Code)


                                (212) 272-2000
             (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]      No [ ]

        As of February 4, 1994, the latest practicable date, there were 113,460,460 shares outstanding of Common Stock, $1 par value.



















                                EXPLANATORY NOTE


            This report on Form 10-Q/A amends and restates in its entirety the following item of the Quarterly Report on Form 10-Q of The Bear Stearns Companies Inc. (the "Company") for the quarterly period ended December 31, 1993.

















Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements



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

2.    FINANCIAL INSTRUMENTS - AT FAIR VALUE

      Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows (in thousands):

                                                December 31,      June 30,
                                                    1993            1993
      Financial instruments owned:
        United States government and agency     $  5,926,161     $ 7,644,206
        Non-U.S. government                          607,569         432,008
        State and municipal                          235,296         234,503
        Corporate equity                           3,061,489       1,602,077
        Corporate debt                             4,253,059       3,365,013
        Mortgages and mortgage-backed              3,138,823       1,663,842
        Other                                        474,001         272,861
                                                $ 17,696,398     $15,214,510


      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $  5,070,563     $ 5,879,085
        Non-U.S. government                          429,595          82,281
        Corporate equity                           2,521,576       2,091,996
        Corporate debt                               515,954         490,563
        Other                                        433,653         429,914
                                                $  8,971,341     $ 8,973,839

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














                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                          The Bear Stearns Companies Inc.
                                                   (Registrant)





      Date : February 14, 1994             By: /s/ Samuel L. Molinaro, Jr.
                                               Samuel L. Molinaro, Jr.
                                                 Senior Vice
                                                  President - Finance and
                                                   Chief Accounting Officer