Form 10-Q
period 1994-03-25
BEAR STEARNS COMPANIES INC
filed 1994-05-09
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 25, 1994

                                      or

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

      As of May 4, 1994, the latest practicable date, there were 109,563,220 shares outstanding of Common Stock, $1 par value.



                               TABLE OF CONTENTS





Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition at March 25, 1994 (Unaudited) and June 30, 1993.

            Consolidated Statements of Income (Unaudited) for the three-month and nine-month periods ended March 25, 1994 and March 26, 1993

            Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended March 25, 1994 and March 26, 1993.

            Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 6.     Exhibits and Reports on Form 8-K.

            Signatures.






















                        THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                    Assets

                                                March 25,         June 30,
                                                  1994              1993
                                               (Unaudited)
                                              (In thousands, except share data)
Cash and cash equivalents                       $   213,022      $   317,886

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                             2,238,649        2,291,992

Securities purchased under agreements
  to resell                                      23,626,127       16,038,657

Securities borrowed                              20,737,384       16,721,404

Receivables
  Customers                                       8,081,339        4,954,404
  Brokers, dealers and others                     3,032,027        1,016,068
  Interest and dividends                            175,988          109,217

Financial instruments owned-at
  market value                                   18,874,260       15,214,510

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                     257,419          238,936

Other assets                                        397,746          536,431

Total Assets                                    $77,633,961      $57,439,505





See Notes to Consolidated Financial Statements.







                              THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           Liabilities and Stockholders' Equity
                                                       March 25,        June 30,
                                                         1994             1993
                                                      (Unaudited)
                                                    (In thousands, except share data)

Short-term borrowings                                 $  8,782,308      $  6,118,894
Securities sold under agreements
 to repurchase                                          34,073,911        22,058,354
Securities loaned                                          767,484           565,584
Payables
  Customers                                              16,086,224       13,038,380
  Broker, dealers and others                              1,171,585        1,595,098
  Interest and dividends                                    246,492          177,948
Financial instruments sold, but not
 yet purchased - at market value                          9,809,407        8,973,839
Accrued employee compensation and benefits                  637,650          469,376
Other liabilities and accrued expenses                      617,856          782,379
                                                         72,192,917       53,779,852

Commitments and contingencies

Long-term borrowings                                      3,208,025        1,883,123

Preferred Stock issued by subsidiary                        150,000

Stockholders' Equity
 Preferred Stock, $1.00 par value;
    10,000,000 shares authorized:
      Adjustable Rate Cumulative Preferred
        Stock, Series A - $50 liquidation
        preference;  3,000,000 shares issued                150,000          150,000
      Cumulative Preferred Stock, Series B-$200
        liquidation preference; 937,500 shares
        issued and outstanding                              187,500          187,500
      Cumulative Preferred Stock, Series C-$200
        liquidation preference; 500,000 shares              100,000
        issued and outstanding
 Common Stock, $1.00 par value;
    200,000,000 shares authorized;
    138,072,022 and 131,507,178 shares issued
    at March 25, 1994 and June 30, 1993,
    respectively                                            138,072          131,507
 Paid-in capital                                          1,346,513        1,225,557
 Retained earnings                                          485,971          328,414
 Capital Accumulation Plan                                  138,331          138,331
 Treasury stock, at cost -
  Adjustable Rate Cumulative Preferred
   Stock, Series A - 2,118,550 shares                       (85,507)         (85,507)
     Common Stock - 26,867,458 and 22,203,018
   shares at March 25, 1994 and June 30, 1993,
   respectively                                            (347,185)        (263,755)
 Note receivable from ESOP Trust                            (30,676)         (35,517)
      Total Stockholders' Equity                          2,083,019        1,776,530

Total Liabilities and Stockholders' Equity            $  77,633,961     $ 57,439,505


See Notes to Consolidated Financial Statements.

                                THE BEAR STEARNS COMPANIES INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                                     Three Months Ended                Nine Months Ended
                                  March 25,       March 26,         March 25,      March 26,
                                    1994            1993              1994           1993
                                            (In thousands, except share data)

Revenues
  Commissions                  $    121,541    $    112,750        $    358,657   $    303,089
  Principal transactions            353,999         318,543           1,004,212        796,752
  Investment banking                103,571          87,939             399,694        213,496
  Interest and dividends            315,269         209,501             888,729        645,708
  Other income                        4,581           5,162              19,587         10,648
    Total revenues                  898,961         733,895           2,670,879      1,969,693
  Interest expense                  245,324         163,428             679,782        506,486
  Revenues, net of
    interest expense                653,637         570,467           1,991,097      1,463,207

Non-interest expenses
  Employee compensation
   and benefits                     321,042         276,148             989,842        725,211
  Floor brokerage, exchange
   and clearance fees                22,868          21,702              70,329         60,378
  Communications                     19,345          14,845              54,317         43,967
  Occupancy                          19,227          17,994              56,325         52,457
  Depreciation and
   amortization                      12,243           9,815              34,921         30,639
  Advertising and market
   development                       10,997          10,520              34,869         29,888
  Data processing and
   equipment                          7,100           5,963              20,721         20,331
  Other expenses                     44,317          30,053             123,369         97,512
    Total non-interest
     expenses                       457,139         387,040           1,384,693      1,060,383

Income before provision
  for income taxes                  196,498         183,427             606,404        402,824
Provision for income taxes           81,048          73,011             251,838        165,158

Net income                     $    115,450    $    110,416        $    354,566   $    237,666

Net income applicable to
  common shares                $    113,144    $    109,677        $    343,366   $    239,834

Earnings per share             $        .88    $        .88        $       2.65   $       1.89

Weighted average common
  and common equivalent
  shares outstanding            128,039,443     124,981,273         129,402,173    126,784,549

Cash dividends declared
  per common share             $        .15    $        .15        $        .45   $        .45


                              THE BEAR STEARNS COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                             Nine Months Ended
                                                        March 25,            March 26,
                                                          1994                 1993
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $    354,566      $    237,666
  Adjustments to reconcile net income to
 cash used for operating activities:
    Depreciation and amortization                           34,921            30,639
    Deferred income taxes                                  (56,862)           13,275
    Other                                                   15,996            28,606
   (Increases) decreases in operating receivables:
    Securities borrowed                                 (4,015,980)       (4,421,160)
    Customers                                           (3,126,935)          139,404
    Brokers, dealers and others                         (2,015,959)       (2,990,759)
    Other                                                  (87,180)          112,481
    Increases (decreases) in operating payables:
    Securities loaned                                      201,900          (470,595)
    Customers                                            3,047,844         3,236,820
    Brokers, dealers and others                           (421,928)         (683,328)
    Other                                                   68,544           (44,937)
   (Increases) decreases in:
    Cash and securities deposited with clearing
      organizations or segregated in compliance
      with Federal regulations                              53,343          (684,497)
    Securities purchased under agreements to resell     (7,587,470)          996,966
    Financial instruments owned                         (3,659,750)       (3,955,234)
    Other assets                                           157,907           (58,155)
    Increases (decreases) in:
    Securities sold under agreements to repurchase      12,015,557         3,959,123
    Financial instruments sold, but not
    yet purchased                                          835,568         3,257,391
    Accrued employee compensation and benefits             152,674           (22,573)
    Other liabilities and accrued expenses                (107,979)          103,144

Cash used in operating activities                       (4,141,223)       (1,215,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                  2,663,414           851,900
Issuance of long-term borrowings                         1,507,043           524,575
Net proceeds from issuance of Cumulative
  Preferred Stock, Series C                                 96,788
Net proceeds from issuance of Cumulative
  Preferred Stock, Series B                                                  181,438
Net proceeds from issuance of Preferred Stock
  by Subsidiary                                            145,000
Other common stock transactions                              3,722             1,545
Note repayment from ESOP trust                               4,841             4,483
Payments for:
  Retirement of Senior Notes                              (183,000)
 Retirement of Subordinated Notes                           (1,000)           (1,000)
 Treasury stock purchases                                  (83,960)          (82,934)
Cash dividends paid                                        (69,181)          (49,153)

Cash provided by financing activities                    4,083,667         1,430,854

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements, net                                         (53,404)          (36,948)
Purchases of investment securities and other assets         (3,300)             (575)
Proceeds from sale of investment securities and
 other assets                                                3,096           108,601
Proceeds from distributions on investment securities         6,300
Cash (used in) provided by investing activities            (47,308)           71,078
Net (decrease)increase in cash and cash equivalents       (104,864)          286,209
Cash and cash equivalents, beginning of period             317,886           124,088

Cash and cash equivalents, end of period              $    213,022      $    410,297

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

2.    FINANCIAL INSTRUMENTS - AT FAIR VALUE

      Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows
      (in thousands):

                                                  March 25,       June 30,
                                                    1994            1993
      Financial instruments owned:
        United States government and agency     $ 6,942,333      $ 7,644,206
        Non-U.S. government                         663,071          432,008
        State and municipal                         192,428          234,503
        Corporate equity                          2,610,293        1,602,077
        Corporate debt                            4,791,766        3,365,013
        Mortgages and mortgage-backed             3,083,945        1,663,842
        Other                                       590,424          272,861
                                                $18,874,260      $15,214,510


      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $ 5,446,356      $ 5,879,085
        Non-U.S. government                         388,108           82,281
        Corporate equity                          2,808,669        2,091,996
        Corporate debt                              692,244          490,563
        Other                                       474,030          429,914
                                                $ 9,809,407      $ 8,973,839
3.    COMMITMENTS AND CONTINGENCIES

      At March 25, 1994, the Company is contingently liable for unsecured letters of credit of approximately $535,400,000 and letters of credit of approximately $72,300,000 secured by financial instruments owned by the Company, which are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

                      THE BEAR STEARNS COMPANIES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



3.  COMMITMENTS AND CONTINGENCIES - (continued)

    In the normal course of its business, the Company enters into transactions in a variety of financial instruments in order to meet the financing and hedging needs of its customers, to reduce its own exposure to market, currency and interest rate risks and in connection with its proprietary market-making and trading activities. These financial instruments include forward and futures contracts, interest rate swaps and the writing of options, including interest rate caps and floors. The settlement of these transactions is not expected to have a material effect on the consolidated financial condition of the Company.

    In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the results of operations or the financial condition of the Company.

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns
    & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly-owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns, is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At March 25, 1994, Bear Stearns' net capital of $842,663,016, exceeded the minimum requirement by $820,293,094.

    Bear, Stearns International Limited ("BSIL"), and Bear Stearns International Trading Limited ("BSIT") wholly-owned London-based subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority. BSIL and BSIT have consistently operated in excess of these requirements.

                      THE BEAR STEARNS COMPANIES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period presented. Common stock equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements with appropriate adjustments made to net income for earnings accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as common stock equivalents.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the nine months ended March 25, 1994 and March 26, 1993, respectively. Income taxes paid totaled $255,073,831 and $126,736,000 for the nine months ended March 25, 1994 and March 26, 1993, respectively. Noncash financing activities




           Resolved, that Section 6.5 of The Bear Stearns Companies Inc. Management Compensation Plan (as amended and restated as of July 1, 1993) be, and hereby, is amended in its entirety to read as follows:


            The aggregate Bonuses awarded for any year shall not exceed the Annual Bonus Pool for such year, including amounts awarded to participants who were not voting members of the Executive Committee for the entire fiscal year. In any fiscal year, any balance in the Annual Bonus Pool attributable to a forfeiture of Bonus under Section 6.2 as a result of a Participant ceasing to be a voting member of the Executive Committee during such year shall not be distributed to other Participants and shall not be carried forwarded or be available for distribution as Bonuses under the Plan in a future year or years.