Form 10-Q/A
period 1994-03-25
BEAR STEARNS COMPANIES INC
filed 1994-05-09
CIK 777001

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


      THE PURPOSE OF THIS AMENDMENT IS TO CORRECT AN INADVERTENT OMISSION OF
PART I, ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) AND PART II, ITEM 1 (LEGAL PROCEEDINGS) IN THE INITIAL FILING OF THE FORM 10-Q. FOR CONVENIENCE OF THE READER, THE FORM 10-Q HAS BEEN RESTATED IN ITS ENTIRETY IN THIS AMENDMENT.



                               EXPLANATORY NOTE


            This report on Form 10-Q/A amends and restates in its entirety the Quarterly Report on Form 10-Q of the Bear Stearns Companies Inc. (the "Company") for the quarterly period ended March 25, 1994. The purpose of this amendment is to correct the inadvertent omission of Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Part II, Item 1 (Legal Proceedings) in the initial filing of the Form 10-Q.





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

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the nine months ended March 25, 1994 and March 26, 1993, respectively. Income taxes paid totaled $255,073,831 and $126,736,000 for the nine months ended March 25, 1994 and March 26, 1993, respectively. Noncash financing activities totaled $4,431,000 and $2,837,000 for the nine months ended March 25, 1994 and March 26, 1993, respectively.

7.  PREFERRED STOCK ISSUED BY SUBSIDIARY

    In February 1994, Bear Stearns Finance LLC ("BSF"), a wholly owned subsidiary of the Company, issued Exchangeable Preferred Income Cumulative Shares ("EPICS"), Series A, which have a liquidation value of $25 per share, and an annual dividend rate of 8%. The EPICS are callable at the option of BSF, in whole or in part, at any time, on or after February 28, 1999, at their stated liquidation value.

    The proceeds of the EPICS issuance were loaned by BSF to the Company under the terms of a 30-year subordinated loan agreement. This agreement allows the Company to extend the maturity of the loan through two 30-year renewal options. On any given monthly dividend date, on or after August 31, 1994, the Company has the right, subject to certain conditions, to issue to BSF, in exchange for such note, Depositary Shares evidencing Preferred Shares of the Company. In the event of such exchange, BSF is required to redeem the EPICS, in their entirety, solely in exchange for such Depositary Shares.

8.  SUBSEQUENT EVENT

    On April 14, 1994, the Board of Directors declared a 5% stock dividend on the Company's Common Stock to Shareholders of record at May 13, 1994, to be distributed May 27, 1994. Per share amounts and weighted average shares outstanding for all periods included in the consolidated financial statements are presented after giving retroactive effect to the stock dividend.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have in the past been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions, over which the Company has little control.
      In addition, results of operations of any particular interim period may not be indicative of results to be expected for a full fiscal year.

      Subsequent to the end of the Company's quarter ended March 25, 1994, the equity and fixed income markets have been subject to extreme volatility. While the fourth quarter is only several weeks old, Bear Stearns has been impacted by these conditions resulting in moderate mark-to-market losses. These losses have not had a material impact on either the liquidity or the financial condition of the Company.

      Three Months Ended March 25, 1994
      Compared to March 26, 1993

      The March 1994 quarter was characterized by extreme volatility in certain sectors of both the fixed income and equity markets reflecting investor concerns over the prospect of increased inflation. Net income in the 1994 quarter was $115,450,000, an increase of 4.6% as compared with $110,416,000 for the 1993 quarter. Revenues, net of interest expense ("net revenues") increased to $653,637,000 in the 1994 quarter from $570,467,000 in the 1993 quarter, an increase of 14.6%. The growth was primarily attributable to principal transactions and investment banking, which increased 11.1% and 17.8%, respectively. Earnings per share, were $0.88 for both the 1994 and the 1993 quarters. The earnings per share amounts reflect all stock dividends declared through the date of this filing.

      Commission revenues rose 7.8% in the 1994 quarter to $121,541,000 from $112,750,000 in the 1993 quarter.
      Revenues derived from institutional customers increased on higher volume reflecting active equity markets, however, these revenues were offset by a slight decrease in commissions from retail customers. Commission revenues related to the securities clearance activities also increased on higher volumes.

      Revenues from principal transactions increased 11.1% to $353,999,000 in the 1994 quarter from $318,543,000 in the
      1993 quarter reflecting increases in revenues derived from its fixed income, principally mortgage-backed securities and convertible bonds activities. In addition, revenues derived from equity related activities in emerging markets and over-the-counter also increased. These increases were partially offset by reductions in revenues derived from the Company's activities in the bankruptcy/high-yield and corporate bond areas.

      Investment banking revenues increased to $103,571,000 in the 1994 quarter from $87,939,000 in the 1993 quarter, a 17.8%
      rise. This increase largely reflects increased syndicate commissions and management fees attributable to higher levels of new issue volume of common equity and non-investment grade debt. In addition, the Company also experienced growth in both advisory and merger and acquisition fees.

      Net interest and dividends (revenues from interest and net dividends less interest expense) increased 51.8% in the 1994 quarter to $69,945,000 from $46,073,000 in the comparable 1993 quarter. The increase in net interest and dividends principally reflect higher levels of interest earning assets, particularly customer margin debt.

      Employee compensation and benefits increased 16.3% to $321,042,000 in the 1994 quarter from $276,148,000 in the
      1993 quarter. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1994 quarter and an increase in salesmen's compensation as a result of higher commission revenues. Employee compensation and benefits as a percentage of net revenues increased slightly to 49.1% from 48.4% in the 1993 quarter.

      The remaining operating expenses increased 22.7% to $136,097,000 in the 1994 quarter as compared to $110,892,000 in the 1993 quarter. This increase is principally related to increased communication, depreciation, and occupancy expenses which reflect the expansion of the Company's business activities. In addition, expenses attributable to the Company's deferred compensation plans increased reflecting higher levels of income and increased participation.

      Nine Months Ended March 25, 1994
      Compared to March 26, 1993

      Net income for the nine-months ended March 25, 1994 was $354,566,000 as compared with $237,666,000 for the 1993 nine-month period, an increase of 49.2%. Net revenues increased 36.1% to $1,991,097,000 in the 1994 period from $1,463,207,000 in the 1993 period, principally due to increased contributions from principal activities and investment banking. Earnings per share for the 1994 period was $2.65 compared to $1.89 for the 1993 period. The earnings per share amounts reflect all stock dividends declared through the date of this filing.

      Commission revenues increased 18.3% to $358,657,000 in the 1994 period from $303,089,000 in the 1993 period. Commission revenues derived from retail and institutional investors and securities clearance activities increased reflecting the higher levels of activity throughout the period. Securities clearance revenues increased reflecting the continued growth in the Company's client base.


      Principal transactions increased 26.0% to $1,004,212,000 in the 1994 period from $796,752,000 in the comparable 1993 period primarily due to the strength of the fixed income securities areas, particularly mortgage-backed securities, bankruptcy/high yield and convertible bonds. Additionally, the Company experienced growth in the over-the-counter, emerging markets and arbitrage trading areas.

      Investment banking revenues have increased 87.2% to $399,694,000 in the 1994 period from $213,496,000 in the
      1993 period. The increase reflects higher underwriting revenues and management fees associated with the increased new issue volume in both the investment grade and non-investment grade debt, common equity and municipal securities. These increases were the result of higher levels of activity and the Company's expanded market share of domestic underwriting volume. In addition, the Company also experienced growth in both advisory and merger and acquisition fees.

      Net interest and dividends increased 50.1% to $208,947,000 for the 1994 period from $139,222,000 in the 1993 period. The increase in net interest and dividends principally reflects higher levels of interest earning assets, particularly customer margin debt. The increase in customer margin debt reflects favorable market conditions and an increase in the securities clearance client base.

      Employee compensation and benefits increased 36.5% to $989,842,000 in the 1994 period compared with $725,211,000 in the 1993 period. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1994 period and an increase in salesmen's compensation as a result of higher commission revenues. Employee compensation and benefits as a percentage of net revenues increased slightly to 49.7% from 49.6% in the 1993 period.

      Remaining operating expense increased 17.8% to $394,851,000 in the 1994 period as compared to $335,172,000 in the 1993 period. This increase is primarily due to increased floor brokerage, communications, data processing and promotional expenses due to the growth in the Company's business activities. The increase in occupancy and depreciation costs were the result of the Company's expansion of its international operations.

      The increase in the effective tax rate to 41.5% in the 1994 period from 41.0% in the 1993 period is attributable to the increase in the corporate Federal statutory rate to 35.0% pursuant to the Omnibus Budget Reconciliation Act of 1993 and is partially offset by the Company's adoption of Statement of Financial Accounting Standards No. 109.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked to market daily, and collateralized receivables arising from customer related and proprietary securities transactions. Collateralized receivables consist of resale agreements, generally secured by U.S. government and agency securities, and customer margin loans and securities borrowed which are typically secured with marketable corporate debt and equity securities.
The Company's total assets and financial leverage can fluctuate significantly depending upon economic and market conditions, volume of activity, customer demand and underwriting commitments.

The Company's total assets at March 25, 1994 increased to $77.6 billion from $57.4 billion at June 30, 1993. The increase in total assets is primarily attributable to growth in highly liquid assets such as securities borrowed and resale agreements. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital, consisting of long-term borrowings and equity which forms its capital base. The adequacy of the Company's capital base is continually monitored by the Company and is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with additional collateral, or margin, in order to obtain secured financings. Highly liquid assets such as U.S. government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin.

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

Funding Strategy

Generally, the Company's funding strategy provides for the diversification of its short-term funding sources in order to maximize liquidity. Sources of short-term funding consist principally of collateralized borrowings, including repurchase transactions and securities lending arrangements, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings, generally having maturities from overnight to one year. Repurchase transactions, whereby securities are sold with a commitment for repurchase by the Company at a future date, represent the dominant component of secured short-term funding. Additionally, the Company utilizes medium-term note financing as an important component of its funding mix. The use of medium-term note financing has served to improve liquidity by lengthening the average maturities of the Company's short-term borrowings. In addition to short-term funding sources, the Company utilizes long-term senior borrowings as a longer term source of unsecured financing.

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





As part of the Company's alternative liquidity strategy, the Company regularly monitors and analyzes the size, composition and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. Through the use of this analysis, the Company can continuously evaluate the adequacy of its equity base and schedule of maturing term debt supporting its present asset levels. The
Company can then seek to adjust its maturity schedule, as necessary, in light of market conditions and funding alternatives. The Company also maintains $1,495,000,000 of committed unsecured revolving lines of credit which support the Company's commercial paper programs. At March 25, 1994, no amounts were outstanding under the revolving lines of credit.

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

Total cash and cash equivalents decreased $104.9 million in the 1994 nine-month period from $317.9 million at June 30, 1993 to $213.0 million at March 25, 1994. Cash provided by financing activities was used for operating and investing activities. Cash used in operating activities totaled $4.1 billion. Increases in securities borrowed of $4.0 billion, securities purchased under agreements to resell of $7.6 billion, financial instruments owned of $3.7 billion, customer receivables of $3.1 billion, and receivables from brokers and dealers of $2.0 billion were partially offset by increases in securities sold under agreements to repurchase of $12.0 billion and customer payables of $3.0 billion. Financing activities provided the Company with cash of $4.1 billion, primarily representing net proceeds from borrowings. Short and long term borrowings provided $2.7 and $1.5 billion, respectively. Total cash and cash equivalents increased $286.2 million in the 1993 nine-month period from $124.1 million at June 30, 1992 to $410.3 million at March 26, 1993. Cash provided by financing and investing activities was used for operating activities.

During the 1994 quarter, the Company completed several capital-related transactions. The Company continued to expand its long term borrowing base through the issuance of, in four separate offerings, senior notes in an aggregate principal amount of $596,000,000.

The Company issued $250,000,000 principal amount of 6 5/8% Senior Notes due 2004, $100,000,000 principal amount of floating rate Senior Euronotes due 2004, and $200,000,000 principal amount of floating rate Senior Notes due in 1999. The interest rates on these notes are based on LIBOR and the two year constant maturity treasury rate, respectively. In order to convert the interest rate on the 6 5/8% Senior Notes into a floating rate, the Company entered into an interest rate swap transaction. During the 1994 quarter, the Company called and redeemed $100,000,000 of 8 1/8% Senior Notes which were originally due in 1997.


The redemption was financed through the above mentioned issuances of Senior Notes. Additionally, the Company continued to extend maturities through the issuance of $769,000,000 of medium-term notes with maturities ranging from one to thirty years. The net proceeds from the issuances of the senior notes and medium-term notes were used by the Company for general corporate purposes and to lengthen the average maturity of the Company's borrowings.

Also during the 1994 quarter, Bear Stearns Finance LLC ("BSF"), a wholly-owned subsidiary of the Company, issued $150 million of its Exchangeable Preferred Income Cumulative Shares ("EPICS"), Series A. The shares have a liquidation value of $25 per share with monthly dividends at an annual rate of 8%. Proceeds from the issuance of the EPICS were loaned by BSF to the Company under the terms of a 30-year subordinated loan agreement and were used by the Company for general corporate purposes.

During the nine months ended March 25, 1994, the Company repurchased 3,913,417 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors and the Performance Unit Plan for Senior Managing Directors (collectively the "Plans") at a cost of approximately $86,197,000. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plans. Repurchases of Common Stock pursuant to the Plans are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

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

Merchant Banking and High-Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans and have not required significant levels of capital investment. At March 25, 1994, the Company's aggregate investments in leveraged transactions and its exposure to any individual transaction were not material.



As part of the Company's fixed income securities activities, the Company participates in the trading and sales of high yield, non-investment grade debt securities, non-investment grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings ("high yield securities"). Non-investment grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned properties. As of March 25, 1994, the Company held in inventory approximately $1,696,000 of high yield securities. Collectively, these securities generally involve greater risk than investment grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

The level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demands and economic and market considerations. The Company's Risk Committee continuously monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group. The Company accounts for such inventory positions on a market value basis with unrealized gains and losses being recognized currently in earnings.

Effects of Statements of Financial Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") which is effective for fiscal years beginning after December 15, 1993. SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The statement requires employees to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The Company does not expect initial adoption of SFAS 112 to have a material effect on the liquidity, operating results or financial condition of the Company.

Effective for the Company's fiscal years beginning July 1, 1994, the Financial Accounting Standards Board ("FASB") Interpretation No. 39, Offsetting of Amounts related to Certain Contracts, ("Interpretation 39"), requires the Company to report separately on the Consolidated Statement of Financial Condition unrealized gains and losses as assets and liabilities, respectively. In addition, resale and repurchase transactions with the same counterparty and same terms must also be reported separately as assets and liabilities, respectively. Netting will be permitted only when a legal right of setoff exists with the same counterparty under a master netting agreement. The impact of Interpretation 39 at March 25, 1994 would have been an increase to assets and liabilities of approximately $6.0 billion.






Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

            ALPHA GROUP CONSULTANTS, Et AL. V. BEAR STEARNS
            (WEINTRAUB ENTERTAINMENT GROUP LITIGATION

            As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (the "1993 Form 10-K"), and in the Company's Quarterly Report for the quarter ended December 31, 1993 (the "Second Quarter Form 10-Q"), Bear Stearns is a defendant in a litigation entitled Alpha Group Consultants, et al. v. Weintraub, et al., which is pending in the United States District Court for the Southern District of California. The action is a class action on behalf of purchasers of debentures and warrants of Weintraub Entertainment Group during the period January 23, 1987 through October 1, 1990 (the 1993 Form 10-K mistakenly referred to March 31, 1990 as the end of the class period).

            By court order dated December 9, 1993, the caption of this action was changed from Alpha Group Consultants, et. al. v. Weintraub, et. al. to Alpha Group Consultants, et. al. v. Bear Stearns (Weintraub Entertainment Group
            Litigation).

            By court order dated April 22, 1994, the court granted Bear Stearns' motion for summary judgment and dismissed this action in its entirety. Plaintiffs have appealed.

            RE: IN DAISY SYSTEMS CORPORATION

            As previously reported in the Company's 1993 Form 10-K and the Company's Quarterly Report for the quarter ended September 30, 1993 (the "First Quarter Form 10-Q"), Bear Stearns is a defendant in a litigation entitled in re Daisy Systems Corporation, which is pending in the United States District Court for the Northern District of California.

            The April 25, 1994 trial date referred to in the First Quarter Form 10-Q has been rescheduled to July 25, 1994.

            RE: IN-STORE ADVERTISING SECURITIES LITIGATION

            As previously reported in the Company's 1993 Form 10-K and the Second Quarter From 10-Q, Bear Stearns is a defendant in a litigation entitled In Re-In-Store Advertising Securities Litigation, which is pending in the United States District Court for the Southern District of New York.

            On December 30, 1993, plaintiff's federal law claims against defendant KPMG Peat Marwick ("Peat") were dismissed as time barred, but the court retained jurisdiction over plaintiff's state law claims against Peat. On April 8, 1994 the court granted Peat permission to move to dismiss plaintiffs' state law claims and the cross-claims asserted against Peat by the Underwriter Defendants (including Bear Stearns) and Venture Capital Defendants.




            THANKSGIVING TOWER PARTNERS ET AL. V. ANROS THANKSGIVING
            PARTNERS

            As previously reported in the Company's 1993 Form 10-K and the Second Quarter Form 10-Q, a Bear Stearns affiliate was a plaintiff and counterdefendant in a litigation entitled Thanksgiving Tower Partners et al. v. Anros Thanksgiving Partners, which is pending in the United States District Court for the Northern District of Texas.

            On March 29, 1994, the Court announced that it would grant summary judgment in favor of Bear Stearns' affiliate. To date, however, no order has been entered by the Court.


 Item 6.     Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (10) (a) (1)     Amendment to Management Compensation Plan
                          adopted on January 20, 1994.

         (11)             Statement Re Computation of Per Share
                          Earnings.

         (12)             Statement Re Computation of Ratio of
                          Earnings to Fixed Charges.

    (b)  Reports on Form 8-K

         During the quarter, the Company filed the following Current Report on Form 8-K:

         (i) A Current Report on Form 8-K dated January 12, 1994, pertaining to the Company's results of operations for the three months and six months ended December 31, 1993.


                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          The Bear Stearns Companies Inc.
                                                   (Registrant)





      Date: May 10, 1994                   By: /s/ Samuel L. Molinaro, Jr.
                                               Samuel L. Molinaro, Jr.
                                                 Senior Vice President -
                                                   Finance and Chief
                                                     Accounting Officer


                         THE BEAR STEARNS COMPANIES INC.

                                   FORM 10-Q

                                 Exhibit Index




Exhibit No.       Description                                         Page

  (10) (a) (1)    Ammendment to Management Compensation Plan adopted
                  on January 20, 1994.                                 23

  (11)            Statement Re Computation of Per Share Earnings.      25

  (12)            Statement Re Computation of Ratio of
                  Earnings to Fixed Charges.                           27