Form 10-Q
period 1994-09-30
BEAR STEARNS COMPANIES INC
filed 1994-11-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1994


                                    or

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

      As of November 10, 1994, the latest practicable date, there were 112,824,684 shares outstanding of Common Stock, $1 par value.



                             TABLE OF CONTENTS





Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition at
            September 30, 1994 (Unaudited) and June 30, 1994.

            Consolidated Statements of Income (Unaudited) for the three-month periods ended September 30, 1994 and September 24, 1993.

            Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended September 30, 1994 and September 24, 1993.

            Notes to Consolidated Financial Statements
            (Unaudited).

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 6.     Exhibits and Reports on Form 8-K.

            Signatures.




















                        THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                    Assets

                                             September 30,        June 30,
                                                 1994               1994
                                              (Unaudited)
                                          (In thousands, except share data)

Cash and cash equivalents                      $   930,124      $   294,604

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                            1,814,114        2,989,948

Securities purchased under agreements
  to resell                                     16,691,156       19,515,764

Securities borrowed                             23,646,240       21,073,208

Receivables
  Customers                                      6,760,807        7,266,609
  Brokers, dealers and others                      728,306          980,452
  Interest and dividends                           199,063          178,123

Financial instruments owned-at
  market value                                  16,720,700       14,443,918

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                    284,935          271,807

Other assets                                       363,572          377,585

Total Assets                                   $68,139,017      $67,392,018





See Notes to Consolidated Financial Statements.







                               THE BEAR STEARNS COMPANIES INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            Liabilities and Stockholders' Equity
                                                  September 30,          June 30,
                                                      1994                 1994
                                                   (Unaudited)
                                                 (In thousands, except share data)
Short-term borrowings                               $ 8,446,821          $ 7,860,311
Securities sold under agreements
  to repurchase                                      26,902,272           26,863,122
Securities loaned                                        74,684              124,037
Payables
  Customers                                          16,141,734           16,387,932
  Broker, dealers and others                            850,688              710,053
  Interest and dividends                                288,118              287,326
Financial instruments sold, but not
  yet purchased - at market value                     9,083,385            8,351,258
Accrued employee compensation and benefits              161,670              593,742
Other liabilities and accrued expenses                  453,975              489,575
                                                     62,403,347           61,667,356

Commitments and contingencies
Long-term borrowings                                  3,434,851            3,408,096

Preferred Stock Issued by Subsidiary                    150,000              150,000
Stockholders' Equity
  Preferred Stock, $1.00 par value;
    10,000,000 shares authorized:
      Adjustable Rate Cumulative Preferred
        Stock, Series A - $50 liquidation
        preference;  3,000,000 shares issued            150,000              150,000
      Cumulative Preferred Stock, Series B-$200
        liquidation preference; 937,500 shares
        issued and outstanding                          187,500              187,500
      Cumulative Preferred Stock, Series C-$200
        liquidation preference; 500,000 shares          100,000              100,000
        issued and outstanding
  Common Stock, $1.00 par value;
    200,000,000 shares authorized;
    144,965,094 shares issued at
    September 30, 1994 and June 30, 1994,
    respectively                                        144,965              144,965
  Paid-in capital                                     1,449,433            1,447,066
  Retained earnings                                     401,034              388,685
  Capital Accumulation Plan                             273,330              275,415
  Treasury stock, at cost -
   Adjustable Rate Cumulative Preferred
    Stock, Series A - 2,118,550 shares at
   September 30, 1994 and June 30, 1994,
    respectively                                        (85,507)             (85,507)
  Common Stock - 33,026,002 and 31,525,939
    shares at September 30, 1994 and June 30, 1994,
    respectively                                       (439,260)            (410,882)
  Note receivable from ESOP Trust                       (30,676)             (30,676)
      Total Stockholders' Equity                      2,150,819            2,166,566

Total Liabilities and Stockholders' Equity          $68,139,017          $67,392,018
See Notes to Consolidated Financial Statements.












                               THE BEAR STEARNS COMPANIES INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                                 Three Months Ended
                                           September 30,     September 24,
                                                1994              1993
                                           (In thousands, except share data)
Revenues
  Commissions                               $   120,329      $   107,598
  Principal transactions                        177,066          286,770
  Investment banking                             58,352          119,170
  Interest and dividends                        447,512          246,999
  Other income                                    6,508           10,236

       Total revenues                           809,767          770,773
  Interest expense                              376,142          184,673
  Revenues, net of
    interest expense                            433,625          586,100

Non-interest expenses
  Employee compensation
   and benefits                                 231,029          289,373
  Floor brokerage, exchange
   and clearance fees                            25,661           23,010
  Communications                                 21,326           16,269
  Occupancy                                      19,989           18,944
  Depreciation and
   amortization                                  13,793           10,955
  Advertising and market
   development                                   14,424           10,256
   Data processing and
   equipment                                      8,407            6,392
  Other expenses                                 41,801           32,909
    Total non-interest
     expenses                                   376,430          408,108

Income before provision
  for income taxes                               57,195          177,992
Provision for income taxes                       21,734           73,689

Net income                                  $    35,461      $   104,303

Net income applicable to
  common shares                             $    29,229      $    98,766

Earnings per share                          $      0.25      $      0.77

Weighted average common
  and common equivalent
  shares outstanding                        128,700,271      130,299,926
Cash dividends declared
  per common share                          $      0.15      $      0.15

                             THE BEAR STEARNS COMPANIES INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                             Three Months Ended
                                                        September 30,   September 24,
                                                            1994            1993
                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $    35,461    $    104,303
  Adjustments to reconcile net income to
  cash used for operating activities:
    Depreciation and amortization                           13,793          10,955
    Deferred income taxes                                   (5,897)         (7,410)
    Other                                                    6,661             (75)
   (Increases) decreases in operating receivables:
     Securities borrowed                                (2,573,032)       (971,732)
     Customers                                             505,802        (627,045)
     Brokers, dealers and others                           252,146          79,859
     Other                                                  (9,332)       (304,157)
    Increases (decreases) in operating payables:
     Securities loaned                                     (49,353)        392,529
     Customers                                            (246,198)      1,423,090
     Brokers, dealers and others                           145,428         618,651
     Other                                                     792         219,884
   (Increases) decreases in:
     Cash and securities deposited with clearing
       organizations or segregated in compliance
       with Federal regulations                          1,175,834        (337,768)
     Securities purchased under agreements to resell     2,824,608        (500,810)
     Financial instruments owned                        (2,276,382)     (5,280,898)
     Other assets                                           (6,564)         35,089
    Increases (decreases) in:
     Securities sold under agreements to repurchase         39,150       4,146,578
     Financial instruments sold, but not
       yet purchased                                       732,127        (197,817)
     Accrued employee compensation and benefits           (436,441)       (258,333)
     Other liabilities and accrued expenses                (30,197)        210,335

Cash provided by (used in) operating                        98,406      (1,244,772)
    activities

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                    586,510         685,798
Issuance of long-term borrowings                           272,114         460,272
Net proceeds from issuance of Cumulative
  Preferred Stock, Series C                                                 96,836
Other common stock transactions                              3,619           2,491
Payments for:
  Retirement of long-term borrowings                      (250,000)
  Retirement of Subordinated Notes                                            (500)
  Treasury stock purchases                                 (37,578)         (7,154)
Cash dividends paid                                        (23,112)        (21,634)

Cash provided by financing activities                      551,553       1,216,109

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
  improvements, net                                        (26,921)        (17,194)
Proceeds from sale of investment securities and
  other assets                                               1,982           3,096
Proceeds from distributions on investment securities        10,500
Cash used in investing activities                          (14,439)        (14,098)
Net increase (decrease) in cash and cash equivalents       635,520         (42,761)
Cash and cash equivalents, beginning of period             294,604         317,886

Cash and cash equivalents, end of period               $   930,124    $    275,125

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

2. FINANCIAL INSTRUMENTS - AT FAIR VALUE

   Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows (in thousands):

                                                September 30,     June 30,
                                                    1994            1994
      Financial instruments owned:
        United States government and agency     $ 5,433,167      $ 3,674,261
        Non-U.S. government                         519,285          495,645
        State and municipal                         114,086          162,487
        Equities and convertible debt             4,564,493        4,295,161
        Corporate debt                            2,029,157        2,065,930
        Derivative financial instruments          1,234,934          989,385
        Mortgages and other
           mortgage-backed securities             1,958,312        1,964,036
        Other                                       867,266          797,013
                                                $16,720,700      $14,443,918


      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $  4,200,443     $ 3,307,797
        Non-U.S. government                          611,849         484,062
        Corporate equity                           3,127,837       3,216,645
        Corporate debt                               585,786         767,629
        Derivative financial instruments             483,995         527,379
        Other                                         73,475          47,746
                                                $  9,083,385     $ 8,351,258


THE BEAR STEARNS COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3. COMMITMENTS AND CONTINGENCIES

   At September 30, 1994, the Company is contingently liable for unsecured letters of credit of approximately $1,204,168,000 and letters of credit of approximately $117,400,000 secured by financial instruments owned by the Company, which are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

   The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of financial instruments. Derivative financial instruments include forward and options contracts, financial futures and interest rate swaps including caps, floors and collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or purchase or sell other financial instruments at specific terms
   at specified future dates, or to exchange currencies.   The
   settlement of these transactions is not expected to have a material effect on the results of operations or the financial condition of the Company.

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

4. NET CAPITAL REQUIREMENTS

   The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly-owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns, is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At September 30, 1994, Bear Stearns' net capital of $1,021,455,000, exceeded the minimum requirement by $1,005,380,584.




                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                  (UNAUDITED)

4.NET CAPITAL REQUIREMENTS (continued)

   Bear, Stearns International Limited ("BSIL"), and certain other wholly-owned London-based broker-dealer subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority. BSIL and the other subsidiaries have consistently operated in excess of these requirements.

5. EARNINGS PER SHARE

   Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period presented. Common stock equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as common stock equivalents.


6. ACCOUNTING CHANGE

   During the quarter ended September 30, 1994, the Company implemented the provisions of Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The effect of the implementation was not material to the unaudited Consolidated Statement of Financial Condition.

7. CASH FLOW INFORMATION

   Cash payments for interest approximated interest expense for the three months ended September 30, 1994 and September 24, 1993, respectively. Income taxes paid totaled $37,803,000 and $8,187,000 for the three months ended September 30, 1994 and September 24, 1993, respectively.

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

Three Months Ended September 30, 1994
Compared to September 24, 1993

The September 1994 quarter was characterized by volatility as both the fixed income and equity markets reflected investor concerns over the prospect of increased inflation and rising interest rates. Net income in the 1994 quarter was $35,461,000, a decrease of 66.0 % as compared with $104,303,000 for the 1993 quarter. Revenues, net of interest expense ("net revenues") decreased to $433,625,000 in the 1994 quarter from $586,100,000 in the 1993 quarter, a decrease of 26.0%. The decrease was primarily attributable to principal transactions and investment banking, which decreased 38.3% and 51.0%, respectively, partially offset by an 11.8%
increased in commission revenues.   Earnings per share were $0.25
for the 1994 quarter and $0.77 for the 1993 quarter.

Commission revenues rose 11.8 % in the 1994 quarter to $120,329,000 from $107,598,000 in the 1993 quarter. Revenues derived from clearance activities increased due to higher trade count reflecting active equity markets and a continued expansion of the correspondent business. Institutional commission also rose as a result of increased volume.

Revenues from principal transactions decreased 38.3% to $177,066,000 in the 1994 quarter from $286,770,000 in the 1993 quarter reflecting decreases in revenues generated by mortgage-backed securities, convertible bond and bankruptcy/high yield activities. These decreases were partially offset by increased revenues derived from emerging markets, derivatives and risk arbitrage activities.

Investment banking revenues decreased to $58,352,000 in the 1994 quarter from $119,170,000 in the 1993 quarter, a 51.0 % decline. This decrease largely reflects decreased syndicate commissions and underwriting and management fees attributable to lower levels of industry-wide new issue volume of common equity and non-investment-grade debt.

Net interest and dividends (revenues from interest and net dividends less interest expense) increased 14.5 % in the 1994 quarter to $71,370,000 from $62,326,000 in the comparable 1993 quarter. The increase in net interest and dividends principally reflects higher levels of interest earning assets, primarily customer margin debt.

Employee compensation and benefits decreased 20.2% to $231,029,000 in the 1994 quarter from $289,373,000 in the 1993 quarter. The decrease is attributable to lower incentive and discretionary bonus accruals associated with the decreased earnings in the 1994 quarter. Employee compensation and benefits as a percentage of net revenues increased to 53.3 % from 49.4 % in the 1993 quarter.

The remaining operating expenses increased 22.5 % to $145,401,000 in the 1994 quarter as compared to $118,735,000 in the 1993 quarter. This increase is principally related to increased communication and advertising and market development expenses which reflect the expansion of the Company's business activities.

The decrease in the Company's effective tax rate from 41.4% in the 1993 quarter to 38.0% in the 1994 quarter is attributable to decreased earnings in the 1994 quarter.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked to market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist of resale agreements, generally secured by U.S. government and agency securities, and customer margin loans and securities borrowed which are typically secured with marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly depending upon economic and market conditions, volume of activity, customer demand and underwriting commitments.

The Company's total assets at September 30, 1994 increased to $
68.1 billion from $67.4 billion at June 30, 1994. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital, consisting of long-term borrowings and equity which forms its capital base. The adequacy of the Company's capital base is continually monitored by the Company and is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with additional collateral, or margin, in order to obtain secured financings. Highly liquid assets such as U.S. government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin.

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

On November 8, 1994, the Company, executed a $2,000,000,000 committed revolving credit facility (the "facility") which allows borrowing on both a secured and unsecured basis. The facility provides that $1,000,000,000 may be borrowed by the Company on an unsecured basis, while up to $2,000,000,000 may be borrowed on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates.
Secured borrowings can be collateralized by a pool of both investment grade and non-investment grade financial investments. The facility terminates on November 7, 1995 and amounts outstanding, if any, are repayable pursuant to a six month term loan. The facility replaces the $1,495,000,000 of committed unsecured revolving credit lines of credit which was used in support of the Company's commercial paper program. It has never been necessary for the Company to borrow under these or any prior revolving credit agreements.

Capital Resources

The Company conducts substantially all of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC and Bear, Stearns International Limited ("BSIL"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in and advances to Bear Stearns, BSSC and BSIL. The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

Total cash and cash equivalents increased by $635.5 million in the 1994 quarter to $930.1 million at September 30, 1994. Total cash and cash equivalents decreased $42.8 million in the 1993 quarter to $ 275.1 million at September 24, 1993. Cash provided by operating activities in the 1994 quarter was $98.4 million, primarily attributable to operating income and net cash provided by secured borrowings activities. Financing activities provided the Company with cash of $551.6 million, primarily representing net proceeds from short-and long-term borrowings of $586.5 and $272.1 million, respectively, offset by the $250.0 million retirement of Senior and medium-term notes. Cash provided by financing activities in the 1993 quarter was used for operating and investing activities.

During the three months ended September 30, 1994, the Company repurchased 1,927,383 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $32,817,000. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

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

Additionally, BSIL and certain other wholly-owned London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. BSIL and the other subsidiaries have consistently operated in compliance with these capital adequacy requirements.

Merchant Banking and High-Yield Securities
As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans and have not required significant levels of capital investment. At September 30, 1994, the Company's aggregate investments in leveraged transactions and its exposure to any individual transaction were not material.

As part of the Company's fixed income securities activities, the Company participates in the trading and sales of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans (including real estate owned) and the securities of companies that are the subject of pending bankruptcy proceedings ("high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned properties. As of September 30, 1994, the Company held in inventory approximately $1,636,715,000 of high yield securities.

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



Part II   Other Information

Item 1.   Legal Proceedings

          Jenny Craig, Inc. Litigation

          As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the
          "1994 Form 10-K"), Bear Stearns is a defendant in a litigation entitled Jenny Craig, Inc. Litigation, which is pending in the United States District Court for the Southern District of California.

          By court order dated October 25, 1994, the court granted the motion by New York Life Insurance Company, Security Pacific National Bank, TA Associates and the Bank of New York, joined by Bear Stearns and Morgan Stanley, to dismiss the secondary liability claims asserted in the action under Section 10 (b) of the Securities Exchange Act.

          Robbins et al. v. The Gitano Group, Inc. et al.

          As previously reported in the 1994 Form 10-K, Bear Stearns is a defendant in a litigation entitled Robbins et al. v. The Gitano Group, Inc. et al. which is pending in the United States District Court for the Southern District of New York.

          By court order dated October 31, 1994, the court approved the settlement contained in the October 1993 Memorandum of Understanding, pursuant to which Bear Stearns agreed to pay an immaterial amount and the claims were dismissed.

          Rufus Winsor v. Home Owners Federal Savings and
          Loan Association, et al

          As previously reported in the 1994 Form 10-K, Bear Stearns is a defendant in a litigation entitled Rufus Winsor v. Home Owners Federal Savings and Loan Association , et al. which is pending in the United States District Court for the District of Massachusetts.

          The parties to the litigation have agreed to a settlement in principle pursuant to which Bear Stearns will pay an immaterial amount. The settlement is subject to the approval of the Court.

          U.S. Refining and Marketing, Inc. v. Hudson-Ram, LP.
          Bear Stearns & Co. Inc., Michael Tennenbaum, et al.
          As previously reported in the 1994 Form 10-K, Bear Stearns is a defendant in a litigation entitled U.S. Refining and Marketing, Inc. v. Hudson Ram, LP, Bear Stearns & Co. Inc., Michael Tennenbaum, et al. which is pending in the United States Bankruptcy Court for the Central District of California.

          The parties to the litigation have reached a settlement in principle pursuant to which Bear Stearns and Michael
          Tennenbaum will pay an immaterial amount. The settlement is subject to the approval of the Bankruptcy Court.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (11)     Statement Re Computation of Per Share
                        Earnings.

               (12)     Statement Re Computation of Ratio of
                        Earnings to Fixed Charges.

               (27)     Financial Data Schedule.

          (b)  Reports on Form 8-K

               During the quarter, the Company filed the following Current Reports on Form 8-K:

               (i)   A Current Report on Form 8-K dated July 26,
                     1994, pertaining to the Company's results of operations for the three months and fiscal year ended June 30, 1994.

               (ii)  A Current Report on Form 8-K dated July 29,
                     1994, pertaining to the forms of Warrant
                     Agreements relating to the Japan Index Call and Put Warrants issued by the Company.

                                 SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       The Bear Stearns Companies Inc.
                                                (Registrant)





      Date: November 14, 1994          By:  /s/ Samuel L. Molinaro, Jr.
                                            Samuel L. Molinaro, Jr.
                                              Senior Vice President -
                                                Finance and Chief
                                                  Accounting Officer

                       THE BEAR STEARNS COMPANIES INC.

                                  FORM 10-Q

                                Exhibit Index




Exhibit No.    Description                                          Page


  (11)         Statement Re Computation of Per Share Earnings.

  (12)         Statement Re Computation of Ratio of
               Earnings to Fixed Charges.

  (27)         Financial Data Schedule.