Form 10-Q
period 1994-12-31
BEAR STEARNS COMPANIES INC
filed 1995-02-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1994

                                        or

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

     As of February 8, 1995, the latest practicable date, there were 112,309,113 shares of Common Stock, $1 par value, outstanding.



                                 TABLE OF CONTENTS





Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Statements of Financial Condition at December 31, 1994 (Unaudited) and June 30, 1994.

             Consolidated Statements of Income (Unaudited) for the three- and six-month periods ended December 31, 1994 and December 31, 1993.

             Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended December 31, 1994 and December 31, 1993.

             Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

Item 5.      Other Information.

Item 6.      Exhibits and Reports on Form 8-K.

             Signatures.
















                          THE BEAR STEARNS COMPANIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      Assets

                                                 December 31,            June 30,
                                                     1994                 1994
                                                  (Unaudited)
                                                 (In thousands, except share data)
Cash and cash equivalents                         $   739,986         $   294,604

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                               3,310,556           2,989,948

Securities purchased under agreements
  to resell                                        14,092,634          19,515,764

Securities borrowed                                22,674,645          21,073,208

Receivables
  Customers                                         6,066,779           7,266,609
  Brokers, dealers and others                       2,554,252             980,452
  Interest and dividends                              172,828             178,123

Financial instruments owned - at
  fair value                                       16,570,445          14,443,918

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                       299,741             271,807

Other assets                                          360,230             377,585

Total Assets                                      $66,842,096         $67,392,018





See Notes to Consolidated Financial Statements.









                                THE BEAR STEARNS COMPANIES INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             Liabilities and Stockholders' Equity

                                                 December 31,            June 30,
                                                     1994                 1994
                                                 (Unaudited)
                                                 (In thousands, except share data)

Short-term borrowings                                $ 7,752,968       $ 7,860,311
Securities sold under agreements
   to repurchase                                      23,133,263        26,863,122
Payables
  Customers                                           16,655,046        16,387,932
  Brokers, dealers and others                          1,643,525           834,090
  Interest and dividends                                 252,344           287,326
Financial instruments sold, but not
   yet purchased - at fair value                      10,813,735         8,351,258
Accrued employee compensation and benefits               227,823           593,742
Other liabilities and accrued expenses                   552,695           489,575

                                                      61,031,399        61,667,356
Commitments and Contingencies

Long-term Borrowings                                   3,503,428         3,408,096

Preferred Stock Issued by Subsidiary                     150,000           150,000

Stockholders' Equity
   Preferred Stock                                       437,500           437,500
   Common Stock, $1.00 par value:
     200,000,000 shares authorized;
     144,965,094 shares issued at
     December 31, 1994 and June 30, 1994,
     respectively                                        144,965           144,965
   Paid-in capital                                     1,451,173         1,447,066
   Retained earnings                                     410,685           388,685
   Capital Accumulation Plan                             258,698           275,415
   Treasury stock - at cost:
    Adjustable Rate Cumulative Preferred
     Stock, Series A - 2,118,550 shares at
     December 31, 1994 and June 30, 1994,
     respectively                                       (85,507)           (85,507)
    Common Stock - 32,620,006 and 31,525,939
     shares at December 31, 1994 and June 30, 1994,
     respectively                                      (434,798)          (410,882)
   Note receivable from ESOP Trust                      (25,447)           (30,676)
      Total Stockholders' Equity                      2,157,269          2,166,566

Total Liabilities and Stockholders' Equity          $66,842,096        $67,392,018

See Notes to Consolidated Financial Statements.





                                   THE BEAR STEARNS COMPANIES INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                                    Three-Months Ended                      Six-Months Ended
                               December 31,     December 31,           December 31,  December 31,
                                  1994             1993                   1994          1993
                                                 (In thousands, except share data)
Revenues
   Commissions                $   126,654        $   129,518           $   246,983    $   237,116
   Principal transactions         145,092            363,511               323,038        650,358
   Investment banking              75,080            176,953               133,432        296,123
   Interest and dividends         472,746            326,441               918,036        573,443
   Other income                     7,161              4,770                13,669         15,006
     Total revenues               826,733          1,001,193             1,635,158      1,772,046
   Interest expense               400,130            251,294               774,930        436,047
   Revenues, net of
     interest expense             426,603            749,899               860,228      1,335,999

Non-interest expenses
   Employee compensation
    and benefits                  223,259            379,427               454,288        668,800
   Floor brokerage, exchange
    and clearance fees             26,072             24,451                51,733         47,461
   Communications                  21,342             18,703                42,668         34,972
   Occupancy                       20,103             18,154                40,092         37,098
   Depreciation and
    amortization                   14,419             11,723                28,212         22,678
   Advertising and market
    development                    17,064             13,616                31,488         23,872
   Data processing and
    equipment                       8,496              7,229                16,903         13,621
   Other expenses                  42,740             44,682                84,541         77,591
     Total non-interest
      expenses                    373,495            517,985               749,925        926,093

Income before provision
   for income taxes                53,108            231,914               110,303        409,906
Provision for income taxes         20,181             97,101                41,915        170,790

Net income                    $    32,927        $   134,813           $    68,388    $   239,116

Net income applicable to
   common shares              $    26,598        $   128,393           $    55,827    $   227,159

Earnings per share            $      0.22        $      1.00           $      0.47    $      1.77

Weighted average common
   and common equivalent
   shares outstanding         127,824,137        129,782,442           128,269,863    130,038,122

Cash dividends declared
   per common share           $      0.15        $      0.15           $      0.30    $      0.30

                                THE BEAR STEARNS COMPANIES INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                  Six-Months Ended
                                                          December 31,        December 31,
                                                              1994                1993
                                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    68,388       $   239,116
Adjustments to reconcile net income to
  cash used for operating activities:
    Depreciation and amortization                                  28,212            22,678
    Deferred income taxes                                          (8,494)          (28,150)
    Other                                                          11,382             4,856
   (Increases) decreases in operating receivables:
     Securities borrowed                                       (1,601,437)          514,380
     Brokers, dealers and others                               (1,573,800)         (950,852)
     Customers                                                  1,199,830        (2,667,071)
     Other                                                         20,109           (22,810)
    Increases (decreases) in operating payables:
     Brokers, dealers and others                                  805,927          (613,366)
     Customers                                                    267,114         1,933,647
     Other                                                        (34,982)            8,120
   (Increases) decreases in:
     Cash and securities deposited with clearing
      organizations or segregated in compliance
      with Federal regulations                                   (320,608)          630,412
     Securities purchased under agreements to resell            5,423,130        (5,056,450)
     Financial instruments owned                               (2,126,527)       (2,481,888)
     Other assets                                                 (16,694)          179,669
    Increases (decreases) in:
     Securities sold under agreements to repurchase            (3,729,859)        4,707,569
     Financial instruments sold, but not
      yet purchased                                             2,462,477            (2,498)
     Accrued employee compensation and benefits                  (373,856)          (34,504)
     Other liabilities and accrued expenses                        78,724           (79,777)

Cash provided by (used) in operating activities                   579,036        (3,696,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from short-term borrowings               (107,343)        3,041,322
Issuance of long-term borrowings                                  367,368           739,792
Net proceeds from issuance of Cumulative
  Preferred Stock, Series C                                                          96,788
Other common stock transactions                                     3,564             2,740
Note repayment from ESOP Trust                                      5,229
Payments for:
  Retirement of long-term borrowings                             (279,050)
  Retirement of subordinated notes                                                     (500)
  Treasury stock purchases                                        (44,670)          (30,334)
Cash dividends paid                                               (46,306)          (44,862)
Cash (used) provided by financing activities                     (101,208)        3,804,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
  improvements, net                                               (56,146)          (34,099)
Purchases of investment securities and other assets                                    (300)
Proceeds from sale of investment securities and
  other assets                                                     23,700             3,096
Cash used in investing activities                                 (32,446)          (31,303)
Net increase in cash and cash equivalents                         445,382            76,724
Cash and cash equivalents, beginning of period                    294,604           317,886
Cash and cash equivalents, end of period                      $   739,986       $   394,610

See Notes to Consolidated Financial Statements.




                       THE BEAR STEARNS COMPANIES INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company") and have been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements reflect all adjustments which, in the opinion of management, are normal and recurring and are necessary for a fair statement of the results for the interim periods presented. All material intercompany balances and transactions have been eliminated. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.  FINANCIAL INSTRUMENTS - AT FAIR VALUE

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows
    (in thousands):

                                                   December 31,       June 30,
                                                       1994             1994
       Financial instruments owned:
         United States government and agency       $ 4,845,261       $ 3,674,261
         Non-U.S. government                           803,954           495,645
         State and municipal                           177,689           162,487
         Equities and convertible debt               4,243,214         4,295,161
         Corporate debt                              2,805,361         2,065,930
         Derivative financial instruments            1,084,884           989,385
         Mortgages and other
            mortgage-backed securities               1,718,487         1,964,036
         Other                                         891,595           797,013
                                                   $16,570,445       $14,443,918

       Financial instruments sold, but not
        yet purchased:
         United States government and agency       $ 6,480,830       $ 3,307,797
         Non-U.S. government                           174,465           484,062
         Corporate equity                            2,646,299         3,216,645
         Corporate debt                                728,628           767,629
         Derivative financial instruments              718,389           527,379
         Other                                          65,124            47,746
                                                   $10,813,735       $ 8,351,258





                          THE BEAR STEARNS COMPANIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)




3.    COMMITMENTS AND CONTINGENCIES

      At December 31, 1994, the Company is contingently liable for unsecured letters of credit of approximately $1.5 billion and letters of credit of approximately $369.7 million secured by financial instruments owned by the Company, which are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

      The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of financial instruments. Derivative financial instruments include forward and options contracts, financial futures and interest rate swaps -- which include caps, floors and collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or to purchase or sell other financial instruments on specific terms at specified future
      dates, or to exchange currencies.   The settlement of these transactions
      is not expected to have a material effect on the Company's results of operations or financial condition.

      In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of these suits will not have a material adverse effect on the Company's results of operations or financial condition.

4.    NET CAPITAL REQUIREMENTS

      The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and those of other principal exchanges in which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is the net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1994, Bear Stearns' net capital of $1.0 billion exceeded the minimum requirement by $991.4 million.

      Bear, Stearns International Limited ("BSIL"), and certain other wholly owned, London-based, broker-dealer subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority ("SFA"). BSIL and the other subsidiaries have consistently operated in excess of SFA requirements.

5.    EARNINGS PER SHARE

      Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period presented. Common Stock equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrange-ments, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as Common Stock equivalents.

6.    CASH FLOW INFORMATION

      Cash payments for interest approximated interest expense for the six-months ended December 31, 1994 and 1993, respectively. Income taxes paid totaled $59.5 million and $150.5 million for the six-months ended December 31, 1994 and 1993, respectively. Non-cash financing activities totaled $1.3 million and $2.4 million for the six-months ended December 31, 1994 and 1993, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors including: economic and securities-market conditions; the level and volatility of interest rates; competitive conditions within the industry; and the size and timing of transactions over which the Company has little control. Moreover, the results of operations for a particular interim period may not be indicative of results to be expected for an entire fiscal year.

Three-Months Ended December 31, 1994
Compared to December 31, 1993

The December 1994 quarter was characterized by difficult conditions in both the fixed-income and equity markets as a result of lower levels of client and issuer activity which reflected concerns over the prospect of increased inflation and rising interest rates. Net income in the 1994 quarter was $32.9 million, a decrease of 75.6% from the $134.8 million reported in the comparable 1993 quarter. Revenues, net of interest expense ("net revenues"), fell 43.1% to $426.6 million in the 1994 quarter from $749.9 million in the 1993 quarter. This decrease was primarily attributable to principal transactions and investment banking which declined 60.1% and 57.6%, respectively. Earnings per share were $0.22 for the 1994 quarter versus $1.00 for the comparable 1993 quarter.

Commission revenues declined 2.2% in the 1994 quarter to $126.7 million from $129.5 million in the comparable 1993 quarter. Revenues derived from retail customers declined due to lower volume, while clearance and commodity commissions increased, reflecting higher levels of customer activity and the continued expansion of the correspondent business.

Revenues from principal transactions decreased 60.1% to $145.1 million in the 1994 quarter from $363.5 million in the 1993 quarter, reflecting declining revenues in most fixed-income and equity businesses. The decline of trading revenues during the 1994 quarter was a result of uncertainty in most market sectors and declining market volume.

Investment banking revenues decreased 57.6% to $75.1 million in the 1994 quarter from $177.0 million in the 1993 quarter. This reduction largely reflects decreases in underwriting revenue attributable to lower industrywide levels of new issue volume in both common equity and non-investment-grade debt.

Net interest and dividends (revenues from interest and net dividends, less interest expense) decreased 3.4% in the 1994 quarter to $72.6 million from $75.1 million in the comparable 1993 quarter. The decrease reflects a combination of rising interest rates and proportionately higher levels of non-interest earning assets.


Employee compensation and benefits decreased 41.2% to $223.3 million in the 1994 quarter from $379.4 million in the comparable 1993 quarter. The reduction is attributable to lower incentive and discretionary bonus accruals associated with the decreased earnings in the 1994 quarter. Employee compensation and benefits, as a percentage of net revenues, increased to 52.3% from 50.6% in the comparable 1993 quarter.

All other operating expenses increased 8.4% to $150.2 million in the 1994 quarter as compared to $138.6 million in the 1993 quarter. This increase is principally related to higher levels of communications, depreciation and promotional expenses reflecting the expansion of the Company's business activities.

The Company's effective tax rate decreased to 38.0% in the 1994 quarter compared to 41.9% the 1993 quarter, due to decreased earnings in the 1994 quarter.

Six-Months Ended December 31, 1994
Compared to December 31, 1993

Net income for the six-months ended December 31, 1994 was $68.4 million, a decrease of 71.4% from $239.1 million for the comparable 1993 six-month period. Net revenues decreased 35.6% to $860.2 million in the 1994 period from $1.3 billion in the comparable 1993 period, mainly due to declines in principal transactions and investment banking. Earnings per share for the 1994 period were $0.47 compared to $1.77 for the comparable 1993 period.

Commission revenues increased 4.2% to $247.0 million in the 1994 period from $237.1 million in the comparable 1993 period. Commission revenues derived from institutional investors and securities clearance activities increased reflecting the higher levels of activity and the continued expansion of the Company's correspondent clearing business.

Principal transactions decreased 50.3% to $323.0 million in the 1994 period from $650.4 million in the comparable 1993 period, primarily due to weakness in most businesses, particularly convertible arbitrage, mortgage-backed and bankruptcy/high yield.

Investment banking revenues decreased 54.9% to $133.4 million in the 1994 period from $296.1 million in the comparable 1993 period. The reduction reflects a decline in underwriting revenues associated with the decline in new issue volume in both the equity and fixed-income markets.

Net interest and dividends increased 4.2% to $143.1 million in the 1994 period from $137.4 million in the comparable 1993 period. The increase in net interest and dividends principally reflects higher levels of interest-earning assets such as customer margin debt.

Employee compensation and benefits decreased 32.1% to $454.3 million in the 1994 period compared with $668.8 million in the comparable 1993 period.
The reduction is attributable to lower incentive and discretionary bonus accruals associated with the decreased earnings in the 1994 period.
Employee compensation and benefits as a percentage of net revenues increased to 52.8% from 50.1% in the comparable 1993 period.

All other operating expenses increased 14.9% to $295.6 million in the 1994 period from $257.3 million in the comparable 1993 period. This increase is primarily due to increases in promotional, depreciation, data processing and communications expenses associated with the expansion in the Company's business activities.

The decrease in the effective tax rate to 38.0% in the 1994 period from 41.7% in the comparable 1993 period is attributable to reduced levels of taxable income.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories which are marked to market daily and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist of resale agreements generally secured by U.S. government and agency securities and customer margin loans and securities borrowed which are typically secured with marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly depending upon economic and market conditions, the overall volume of activity, customer demands and underwriting commitments.

The Company's total assets at December 31, 1994 were $66.8 billion versus $67.4 billion at June 30, 1994. The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and to obtain long-term capital in the form of long-term borrowings and equity, which together form its capital base. The adequacy of the Company's capital base is continually monitored by the Company and is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with collateral, or margin, in order to obtain secured financings.

Highly liquid assets such as U.S. government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin. In contrast, assets of lower quality and/or liquidity require higher margin levels and consequently increased capital in order to obtain secured financing. The level of customer receivables and proprietary inventories the Company can maintain is also limited by Securities and Exchange Commission Rule 15c3-1. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

Funding Strategy

Generally, the Company's funding strategy provides for the diversification of its short-term funding sources in order to maximize liquidity. Sources of short-term funding (generally maturities from one-day to one-year) consist principally of collateralized borrowings, including repurchase transactions and securities lending arrangements, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings. Repurchase transactions, whereby securities are sold with a commitment for repurchase by the Company at a future date, represent the dominant component of secured short-term funding.

Moreover, the Company utilizes medium-term note financing as an important component of its funding mix. Medium-term note financing has served to improve liquidity by lengthening the average maturities of the Company's short-term borrowings. In addition to short-term funding sources, the Company utilizes long-term senior borrowings as a longer term source of unsecured financing.

The Company maintains an alternative liquidity strategy focusing on the liquidity of its underlying assets and the ability to self-fund. The objective of the strategy is to maintain sufficient sources of alternative funding to enable the Company to fund debt obligations maturing within one year without issuing new commercial paper or other unsecured debt. The most significant source of alternative funding is the Company's ability to hypothecate or pledge its unencumbered assets as collateral for short-term funding.

As part of the Company's alternative liquidity strategy, the Company regularly monitors and analyzes the size, composition, and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. Through this analysis, the Company continuously evaluates the adequacy of its equity base and its schedule of maturing term debt supporting its present asset levels. The Company periodically adjusts its maturity schedule to reflect market conditions and funding alternatives.

On November 8, 1994, the Company, executed a committed revolving-credit facility (the "facility") totalling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on a unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial investments. The facility terminates on November 7, 1995, and any amounts outstanding are repayable pursuant to a six-month-term loan. The facility replaces the $1.5 billion committed, unsecured, revolving credit line which was used in support of the Company's commercial paper program.

Capital Resources

The Company conducts substantially all of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC and Bear, Stearns International Limited ("BSIL"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC and BSIL.

The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either equity or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

Total cash and cash equivalents increased by $445.4 million during the six-months ended December 31, 1994 to $740.0 million. Total cash and cash equivalents increased $76.7 million during the six-months ended December 31, 1993 to $394.6 million. Cash provided by operating activities during the six-months ended December 31, 1994 was $579.0 million, primarily derived from operating income and net cash provided by secured borrowing activities.

Financing activities utilized cash of $101.2 million, mainly representing payments for cash dividends, purchases of treasury stock and a net decline in short- and long-term borrowings. Cash provided by financing activities in the six-months ended December 31, 1993 was used for operating and investing activities.

During the six-months ended December 31, 1994, the Company repurchased 2,460,404 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $41.2 million. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

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

Additionally, BSIL and certain other wholly owned, London-based, broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority (the "SFA"), a self regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. BSIL and the other subsidiaries have consistently operated in compliance with SFA capital adequacy requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates periodically in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At December 31, 1994, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of its fixed-income securities activities, the Company underwrites, trades and holds non-investment-grade debt securities, such as high-yield securities, non-investment-grade mortgage loans and securities and bank loans of companies subject to pending bankruptcy proceedings. Non-investment-grade mortgage loans are non-performing loans which are principally secured by residential properties. In addition, the Company owns foreclosed real estate properties. As of December 31, 1994, the Company held in inventory approximately $1.7 billion of non-investment-grade debt instruments and foreclosed real estate properties.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, secondary-market liquidity factors and greater vulnerability to general economic conditions.

The level of the Company's non-investment-grade debt securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demands plus economic and market factors. The Company's Risk Committee continuously monitors exposure to market and credit risk with respect to non-investment-grade inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group. The Company accounts for such inventory positions on a market-value basis with unrealized gains and losses being recognized in the Company's earnings on a current basis.

Effects of Statements of Financial Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"), which is effective for financial statements issued for fiscal years ending after December 15, 1994. The adoption of SFAS 119 is not expected to have a material impact on the Company's results of operations or financial condition.



Part II  Other Information

Item 1.      Legal Proceedings


Rufus Winsor v. Home Owners Federal Savings and Loan Association, et al

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1994 (the "1994 Form 10-K") and the Company's Quarterly Report on Form 10-Q for the first quarter ending September 30, 1994 (the "First Quarter 1995 10-Q"), Bear Stearns is a defendant in a litigation entitled Rufus Winsor v. Home Owners Federal Savings and Loan Association, et al. which is pending in the United States District Court for the District of Massachusetts.

On or about December 15, 1994, settlement agreements executed by all the parties were preliminarily approved by the Court, subject to a hearing on February 15, 1995, after notice of the settlement is provided to members of the class. Pursuant to the settlement agreement between Bear Stearns and plaintiffs, Bear Stearns paid an
immaterial amount on December 21, 1994.   Also on December 15,
1994, Bear Stearns and Peat Marwick agreed to settle their third party action.

In re Daisy Systems Corporation, Debtor

As previously reported in the 1994 Form 10-K, Bear Stearns is a defendant in a litigation entitled In re Daisy Systems Corporation, Debtor which is pending in the United States District Court for the Northern District of California.

On December 13, 1994, the Court denied plaintiff's motion for a rehearing. On December 29, 1994, plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit.

U.S. Refining and Marketing, Inc. v. Hudson-Ram, L.P., Bear Stearns & Co. Inc., Michael Tennenbaum, et al.

As previously reported in the 1994 Form 10-K and the First Quarter 1995 10-Q, Bear Stearns is a defendant in a litigation entitled U.S. Refining and Marketing, Inc. v. Hudson-Ram, L.P., Bear Stearns & Co. Inc., Michael Tennenbaum, et al. which is pending in the United States Bankruptcy Court for the Central District of California.

On December 8, 1994, the Bankruptcy Court entered an order approving the parties' settlement pursuant to which Bear Stearns and Michael Tennenbaum will pay an immaterial amount.

Item 4.      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on October 24, 1994 (the "Annual Meeting"), the stockholders of the Company approved the Company's Performance Goals in the Amended and Restated Management Compensation Plan (the "Performance Goals") and the amendments to the Capital Accumulation Plan for Senior Managing Directors (the "Amendments"). In addition, at the Annual Meeting the stockholders of the Company elected thirty-eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the Performance Goals and Amendments, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the Performance Goals and the
Amendments, set forth below is information on the results of the votes cast at the Annual Meeting.
                                                                        Broker
                               For          Against     Abstained      Non-Votes
  Performance Goals         54,857,102     9,015,191      847,131     19,800,328
  Amendments                60,679,035     3,302,853      737,536     19,800,328

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cost and/or withheld with respect to each such nominee.


     Nominees                               For          Withheld

E. Garrett Bewkes, III                  83,638,884        880,868
Denis A. Bovin                          83,604,949        914,803
James E. Cayne                          83,618,658        901,094
Peter Cherasia                          83,606,924        912,828
Stephen M. Cunningham                   83,608,776        910,976
Peter Drittel                           83,613,932        905,820
Kevin J. Finnerty                       83,616,547        903,205
Grace J. Fippinger                      83,622,961        896,791
Carl D. Glickman                        83,615,774        903,978
Thomas R. Green                         83,517,913      1,001,839
Alan C. Greenberg                       83,612,754        906,998
Donald J. Harrington, C.M.              83,597,139        922,613
Richard Harriton                        83,617,302        902,450
Nancy E. Havens-Hasty                   83,606,567        913,185
Jonathan Ilany                          83,608,975        910,777
Daniel L. Keating                       83,608,850        910,902
John W. Kluge                           82,363,248      2,156,504
David E. Liebowitz                      83,408,677      1,111,075
Bruce M. Lisman                         83,451,706      1,068,046
Matthew J. Mancuso                      83,612,838        906,914
Vincent J. Mattone                      83,620,290        899,462
Michael Minikes                         83,627,237        892,515
William J. Montgoris                    83,590,147        929,605
Donald R. Mullen, Jr.                   83,607,053        912,699
Frank T. Nickell                        83,507,411      1,012,341
Craig M. Overlander                     83,613,320        906,432
Stephen E. Raphael                      83,600,100        919,652
Jeffrey P. Reich                        83,606,811        912,941
R. Blaine Roberts                       83,612,329        907,423
E. John Rosenwald, Jr.                  83,457,250      1,062,502
Frederic V. Salerno                     83,602,356        917,396
Alan D. Schwartz                        83,621,433        898,319
John C. Sites, Jr.                      83,619,919        899,833
Warren J. Spector                       83,623,779        895,973
Robert M. Steinberg                     83,625,631        894,121
Michael L. Tarnopol                     83,622,233        897,519
Fred Wilpon                             83,626,666        893,086
Uzi Zucker                              83,617,034        902,718

There were no broker non-votes with respect to the election of directors.










Item 5.
      Other Information


         On December 12, 1994 the Company's Board of Directors unanimously elected Vincent Tese to serve on the Company's board, effective December 16, 1994. Mr. Tese had served in New York Governor Mario Cuomo's administration for the past twelve years, most recently as the Director of Economic Development.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (11)   Statement Re Computation of Per Share Earnings.

            (12) Statement Re Computation of Ratio of Earnings to Fixed Charges.

            (27)   Financial Data Schedule.

      (b)   Reports on Form 8-K

            During the quarter, the Company filed the following
            Current Reports on Form 8-K:

                (i)   A Current Report on Form 8-K dated October
                      18, 1994, pertaining to the Company's
                      results of operations for the three-months ended September 30, 1994.

                (ii) A Current Report on Form 8-K dated December 15, 1994, pertaining to the form of a Warrant Agreement relating to the Japanese Yen Put Warrants issued by the Company.








                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      The Bear Stearns Companies Inc.
                                                (Registrant)





   Date: February 14, 1995            By:/s/Samuel L. Molinaro, Jr.
                                           Samuel L. Molinaro, Jr.
                                            Senior Vice President -
                                             Finance and Chief
                                              Accounting Officer

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