Form 10-Q
period 1995-03-31
BEAR STEARNS COMPANIES INC
filed 1995-05-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q





      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

                                        or

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

      As of May 10, 1995, the latest practicable date, there were 112,070,411 shares of Common Stock, $1 par value, outstanding.


                                 TABLE OF CONTENTS





Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Statements of Financial Condition at March 31, 1995 (Unaudited) and June 30, 1994.

             Consolidated Statements of Income (Unaudited) for the three- and nine-month periods ended March 31, 1995 and March 25, 1994.

             Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended March 31, 1995 and March 25, 1994.

             Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 6.      Exhibits and Reports on Form 8-K.

             Signatures.




















                          THE BEAR STEARNS COMPANIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      Assets

                                                   March 31,             June 30,
                                                     1995                 1994
                                                  (Unaudited)
                                                 (In thousands, except share data)
Cash and cash equivalents                         $   387,602         $   294,604

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                               1,515,328           2,989,948

Securities purchased under agreements
  to resell                                        17,852,845          19,515,764

Securities borrowed                                24,833,459          21,073,208

Receivables
  Customers                                         5,703,495           7,266,609
  Brokers, dealers and others                       1,405,528             980,452
  Interest and dividends                              187,665             178,123

Financial instruments owned - at
  fair value                                       17,144,622          14,443,918

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                       311,843             271,807

Other assets                                          405,215             377,585

Total Assets                                      $69,747,602         $67,392,018





See Notes to Consolidated Financial Statements.










                                THE BEAR STEARNS COMPANIES INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             Liabilities and Stockholders' Equity

                                                     March 31,           June 30,
                                                       1995                1994
                                                    (Unaudited)
                                                  (In thousands, except share data)

Short-term borrowings                               $ 8,901,854        $ 7,860,311
Securities sold under agreements
   to repurchase                                     26,261,369         26,863,122
Payables
  Customers                                          16,273,021         16,387,932
  Brokers, dealers and others                         1,244,469            834,090
  Interest and dividends                                268,930            287,326
Financial instruments sold, but not
   yet purchased - at fair value                     10,202,655          8,351,258
Accrued employee compensation and benefits              384,180            593,742
Other liabilities and accrued expenses                  351,870            489,575

                                                     63,888,348         61,667,356
Commitments and Contingencies

Long-term Borrowings                                  3,499,914          3,408,096

Preferred Stock Issued by Subsidiary                    150,000            150,000

Stockholders' Equity
   Preferred Stock                                      437,500            437,500
   Common Stock, $1.00 par value:
     200,000,000 shares authorized;
     144,965,094 shares issued at
     March 31, 1995 and June 30, 1994,
     respectively                                       144,965            144,965
   Paid-in capital                                    1,455,111          1,447,066
   Retained earnings                                    470,266            388,685
   Capital Accumulation Plan                            256,779            275,415
   Treasury stock - at cost:
    Adjustable Rate Cumulative Preferred
     Stock, Series A - 2,118,550 shares at
     March 31, 1995 and June 30, 1994,
     respectively                                       (85,507)           (85,507)
    Common Stock - 32,844,667 and 31,525,939
     shares at March 31, 1995 and June 30, 1994,
     respectively                                      (444,327)          (410,882)
   Note receivable from ESOP Trust                      (25,447)           (30,676)
      Total Stockholders' Equity                      2,209,340          2,166,566

Total Liabilities and Stockholders' Equity          $69,747,602        $67,392,018

See Notes to Consolidated Financial Statements.






                                   THE BEAR STEARNS COMPANIES INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                                       Three-Months Ended                Nine-Months Ended
                                    March 31,       March 25,         March 31,      March 25,
                                      1995            1994              1995           1994
                                               (In thousands, except share data)

Revenues
   Commissions                   $    148,925      $    121,541      $    395,908      $    358,657
   Principal transactions             253,463           353,704           576,501         1,004,062
   Investment banking                  99,811           103,571           233,243           399,694
   Interest and dividends             519,075           315,231         1,437,111           888,674
   Other income                         6,148             4,581            19,817            19,587
     Total revenues                 1,027,422           898,628         2,662,580         2,670,674
   Interest expense                   439,091           246,381         1,214,021           682,428
   Revenues, net of
     interest expense                 588,331           652,247         1,448,559         1,988,246

Non-interest expenses
   Employee compensation
    and benefits                      300,243           321,042           754,531           989,842
   Floor brokerage, exchange
    and clearance fees                 27,002            22,868            78,735            70,329
   Communications                      21,642            19,345            64,310            54,317
   Occupancy                           21,879            19,227            61,971            56,325
   Depreciation and
    amortization                       15,180            12,243            43,392            34,921
   Advertising and market
    development                        11,577            10,997            43,065            34,869
   Data processing and
    equipment                           8,482             7,100            25,385            20,721
   Other expenses                      48,874            42,927           133,415           120,518
     Total non-interest
      expenses                        454,879           455,749         1,204,804         1,381,842

Income before provision
   for income taxes                   133,452           196,498           243,755           606,404
Provision for income taxes             50,712            81,048            92,627           251,838

Net income                       $     82,740      $    115,450      $    151,128      $    354,566

Net income applicable to
   common shares                 $     76,432      $    109,250      $    132,259      $    336,409

Earnings per share               $       0.60      $       0.84      $       1.05      $       2.53

Weighted average common
   and common equivalent
   shares outstanding             133,631,997       134,441,415       134,293,463       135,872,282

Cash dividends declared
   per common share              $       0.15      $       0.15      $       0.45      $       0.45



                                THE BEAR STEARNS COMPANIES INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                 Nine-Months Ended
                                                            March 31,            March 25,
                                                              1995                 1994
                                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $    151,128       $    354,566
 Adjustments to reconcile net income to
  cash used for operating activities:
    Depreciation and amortization                                 43,392             34,921
    Deferred income taxes                                        (24,138)           (56,862)
    Other                                                         17,880             15,996
   (Increases) decreases in operating receivables:
     Securities borrowed                                      (3,760,251)        (4,015,980)
     Customers                                                 1,563,114         (3,126,935)
     Brokers, dealers and others                                (425,076)        (2,015,959)
     Other                                                       (38,582)           (87,180)
    Increases (decreases) in operating payables:
     Customers                                                  (114,911)         3,047,844
     Brokers, dealers and others                                 406,459           (220,028)
     Other                                                       (18,396)            68,544
   (Increases) decreases in:
     Cash and securities deposited with clearing
      organizations or segregated in compliance
      with Federal regulations                                 1,474,620             53,343
     Securities purchased under agreements to resell           1,662,919         (7,587,470)
     Financial instruments owned                              (2,700,704)        (3,659,750)
     Other assets                                                (18,167)           157,907
    Increases (decreases) in:
     Securities sold under agreements to repurchase             (601,753)        12,015,557
     Financial instruments sold, but not
    yet purchased                                              1,851,397            835,568
     Accrued employee compensation and benefits                 (225,180)           152,674
     Other liabilities and accrued expenses                     (115,956)          (107,979)

Cash used in operating activities                               (872,205)        (4,141,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                        1,041,543          2,663,414
Issuance of long-term borrowings                                 481,368          1,507,043
Net proceeds from issuance of Cumulative
  Preferred Stock, Series C                                                          96,788
Net proceeds from issuance of Preferred Stock
  by Subsidiary                                                                     145,000
Other common stock transactions                                   11,026              3,722
Note repayment from ESOP trust                                     5,229              4,841
Payments for:
  Retirement of Senior Notes                                    (400,300)          (183,000)
  Retirement of Subordinated Notes                                                   (1,000)
  Treasury stock purchases                                       (51,141)           (83,960)
Cash dividends paid                                              (69,460)           (69,181)
Cash provided by financing activities                          1,018,265          4,083,667

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
  improvements, net                                              (83,428)           (53,404)
Purchases of investment securities and other assets               (1,172)            (3,300)
Proceeds from sale of investment securities and
  other assets                                                    31,538              9,396
Cash used in investing activities                                (53,062)           (47,308)
Net (decrease)increase in cash and cash equivalents               92,998           (104,864)
Cash and cash equivalents, beginning of period                   294,604            317,886

Cash and cash equivalents, end of period                    $    387,602       $    213,022

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

2.  FINANCIAL INSTRUMENTS - AT FAIR VALUE

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows
    (in thousands):

                                               March 31,       June 30,
                                                 1995           1994
      Financial instruments owned:
        United States government and agency  $ 5,768,621     $ 3,674,261
        Non-U.S. government                      820,542         495,645
        State and municipal                      156,745         162,487
        Equities and convertible debt          4,695,277       4,295,161
        Corporate debt                         2,283,477       2,065,930
        Derivative financial instruments       1,264,889         989,385
        Mortgages and other
           mortgage-backed securities          1,491,722       1,964,036
        Other                                    663,349         797,013
                                             $17,144,622     $14,443,918

      Financial instruments sold, but not
       yet purchased:
        United States government and agency  $ 5,409,649     $ 3,307,797
        Non-U.S. government                      407,672         484,062
        Corporate equity                       2,434,939       3,216,645
        Corporate debt                           849,280         767,629
        Derivative financial instruments       1,050,940         527,379
        Other                                     50,175          47,746
                                             $10,202,655     $ 8,351,258






                      THE BEAR STEARNS COMPANIES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES

     At March 31, 1995, the Company is contingently liable for unsecured letters of credit of approximately $1.3 billion and letters of credit of approximately $87.9 million secured by financial instruments owned by the Company, which are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.   NET CAPITAL REQUIREMENTS

     The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and those of other principal exchanges in which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is the net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At March 31, 1995, Bear Stearns' net capital of $1.32 billion exceeded the minimum requirement by $1.31 billion.

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






                      THE BEAR STEARNS COMPANIES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

5.   EARNINGS PER SHARE

     Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period presented. Common Stock equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as Common Stock equivalents.

6.   CASH FLOW INFORMATION

     Cash payments for interest approximated interest expense for the nine-months ended March 31, 1995 and March 25, 1994, respectively. Income taxes paid totaled $89.8 million and $255.1 million for the nine-months ended March 31, 1995 and March 25, 1994, respectively.

7.   SUBSEQUENT EVENT

     On April 19, 1995, the Board of Directors declared a 5% stock dividend on the Company's Common Stock to Shareholders of record at May 12, 1995, to be distributed May 26, 1995. Per share amounts and weighted average shares outstanding for all periods included in the consolidated financial statements are presented after giving retroactive effect to the stock dividend.
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three-Months Ended March 31, 1995
Compared to March 25, 1994

The March 1995 quarter was characterized by improving conditions in the fixed-income and equity markets reflecting increased investor optimism that inflation and interest rates had stabilized. Net income in the 1995 quarter was $82.7 million, a decrease of 28.3% from the $115.5 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), declined 9.8% to $588.3 million in the 1995 quarter from $652.2 million in the 1994 quarter. The decline was primarily attributable to a decline in principal transactions partially offset by an increase in commissions. Earnings per share were $0.60 for the 1995 quarter versus $0.84 for the comparable 1994 quarter. The earnings per share amounts reflect all stock dividends declared through the date of this filing.

Commission revenues increased 22.5% in the 1995 quarter to $148.9 million from $121.5 million in the comparable 1994 quarter. Clearance, commodity and institutional commissions increased reflecting continued expansion of the correspondent business and higher levels of customer activity. This increase was partially offset by revenues derived from retail customers which declined slightly due to decreased volume.

Revenues from principal transactions decreased 28.3% in the 1995 quarter to $253.5 million from $353.7 million in the 1994 quarter, primarily reflecting a decrease in the Company's fixed-income activities due to declining customer demand resulting from rising interest rates.

Investment banking revenues decreased 3.6% to $99.8 million in the 1995 quarter from $103.6 million in the 1994 quarter. This decline reflects a decrease in underwriting revenue attributable to lower industrywide levels of new issue volume in both equity and non-investment-grade debt offset by an increase in both advisory and merger and acquisition fees.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 16.2% to $80.0 million in the 1995 quarter from $68.9 million in the 1994 quarter. This increase is attributable to higher levels of interest earning assets and rising interest rates.



Employee compensation and benefits decreased 6.5% to $300.2 million in the 1995 quarter from $321.0 million in the comparable 1994 quarter. The reduction is attributable to lower incentive and discretionary bonus accruals associated with the decreased earnings in the 1995 quarter. Employee compensation and benefits, as a percentage of net revenues, increased to 51.0% in the 1995 quarter from 49.2% in the 1994 quarter.

All other expenses increased 14.8% to $154.6 million in the 1995 quarter from $134.7 million in the 1994 quarter. Floor brokerage, exchange and clearance fees increased 18.1% in the 1995 quarter from the 1994 quarter reflecting the increase in volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of communications, depreciation and occupancy costs reflecting the expansion of the Company's business activities. The increase in other expenses is primarily due to the reorganization of several product lines.

The Company's effective tax rate decreased to 38.0% in the 1995 quarter compared to 41.2% in the 1994 quarter due to decreased earnings in the 1995 quarter.

Nine-Months Ended March 31, 1995
Compared to March 25, 1994

Net income for the nine-months ended March 31, 1995 was $151.1 million, a decrease of 57.4% from $354.6 million for the comparable 1994 period, principally due to declines in principal transactions and investment banking. Revenues, net of interest expense ("net revenues"), declined 27.1% to $1.4 billion in the 1995 period from $2.0 billion in comparable 1994 period. Earnings per share for the 1995 period were $1.05 compared with $2.53 for the comparable 1994 period. The earnings per share amounts reflect all stock dividends declared through the date of this filing.

Commission revenues increased 10.4% to $395.9 million in the 1995 period from $358.7 million in the 1994 period. Commission revenues derived from securities clearance activities and institutional investors increased reflecting the continued expansion of the Company's correspondent clearing business and increased levels of institutional investors' activity. These increases were partially offset by decreases in commissions derived from retail customers due to decreased volume.

Principal transactions decreased 42.6% to $576.5 million in the 1995 period from $1.0 billion in the comparable 1994 period, due to declines in most businesses, particularly fixed-income securities and convertible bonds.

Investment banking revenues decreased 41.6% to $233.2 million in the 1995 period from $399.7 million in the comparable 1994 period. The decrease represents a reduction in underwriting revenues due to a decline in new issue volume in both the equity and fixed-income markets partially offset by an increase in advisory and merger and acquisition fees.

Net interest and dividends increased 8.2% to $223.1 million in the 1995 period from $206.2 million in the comparable 1994 period. This increase is primarily attributable to higher levels of interest earning assets particularly customer margin debt.


Employee compensation and benefits decreased 23.8% to $754.5 million in the 1995 period from $989.8 million in the comparable 1994 period. The reduction is attributable to lower incentive and discretionary bonus accruals associated with the decreased earnings in the 1995 period. Employee compensation and benefits, as a percentage of net revenues, increased to 52.1% in the 1995 period from 49.8% in the 1994 period.

All other operating expenses increased 14.9% to $450.3 million in the 1995 period from $392.0 million in the 1994 period. Floor brokerage, exchange and clearance fees increased 12.0% in the 1995 period from the 1994 period reflecting the increase in volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of communications, depreciation, occupancy and promotional expenses reflecting the expansion of the Company's business activities.

The Company's effective tax rate decreased to 38.0% in the 1995 period compared to 41.5% in the 1994 period due to decreased earnings in the 1995 period.

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

The Company's total assets at March 31, 1995 were $69.7 billion versus $67.4 billion at June 30, 1994. The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and to obtain long-term capital in the form of long-term borrowings and equity, which together form its capital base. The adequacy of the Company's capital base is continually monitored by the Company and is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with collateral, or margin, in order to obtain secured financings.

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

On March 28, 1995, Standard & Poor's Ratings Group ("S&P") announced that it had revised its long-term ratings outlooks for six securities firms (including the Company) and their related entities to negative from stable because of uncertainty about the future depth and duration of the earnings downturn affecting all of them. S&P affirmed its long-term and short-term ratings for all six firms.

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

The Company, maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on a unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial investments. The facility terminates on November 7, 1995. As of March 31, 1995, no amounts were outstanding under the facility.



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

Total cash and cash equivalents increased by $93.0 million during the nine-months ended March 31, 1995 to $387.6 million. Total cash and cash equivalents decreased $104.9 million during the nine-months ended March 25, 1994 to $213.0 million. Cash used in operating activities during the nine-months ended March 31, 1995 was $872.2 million, mainly representing increases in secured borrowing activities. Financing activities provided cash of $1.0 billion, primarily derived from short-term borrowing proceeds. Cash provided by financing activities in the nine-months ended March 25, 1994 was used for operating and investing activities.

During the nine-months ended March 31, 1995, the Company repurchased 3,247,930 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $55.1 million. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

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

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates periodically in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At March 31, 1995, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of its fixed-income securities activities, the Company underwrites, trades and holds non-investment-grade debt securities, such as high-yield securities, non-investment-grade mortgage loans and securities and bank loans of companies subject to pending bankruptcy proceedings. Non-investment-grade mortgage loans are non-performing loans which are principally secured by residential properties. In addition, the Company owns foreclosed real estate properties. As of March 31, 1995, the Company held in inventory approximately $1.6 billion of non-investment-grade debt instruments and foreclosed real estate properties.

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

Effects of Statements of Financial Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"), which is effective for financial statements issued for fiscal years ending after December 15, 1994. The adoption of SFAS 119 is not expected to have a material impact on the Company's financial statement disclosures.


Part II  Other Information

Item 1.   Legal Proceedings

          Jenny Craig, Inc. Litigation

          As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 Form 10-K") and the Company's Quarterly Report on Form 10-Q for the first quarter ending September 30, 1994 (the "First Quarter 1995 10-Q"), Bear Stearns is a defendant in a litigation entitled Jenny Craig Inc. Litigation, which is pending in the United States District Court for the Southern District of California.

          A Stipulation of Settlement dated as of March 29, 1995 pursuant to which Bear Stearns will bear no expense has been signed by the parties. This Stipulation is subject to court approval.

          Rufus Winsor v. Home Owners Federal Savings and Loan
          Association, et al.

          As previously reported in the 1994 Form 10-K, the First Quarter 1995 10-Q and the Company's Quarterly Report on Form 10-Q for the second quarter ending December 31, 1995 (the "Second Quarter 1995 10-Q"), Bear Stearns is a defendant in a litigation entitled Rufus Winsor v. Home Owners Federal Savings and Loan Association, et al., which is pending in the United States District Court for the District of Massachusetts.

          The settlement agreement between Bear Stearns and plaintiffs pursuant to which Bear Stearns paid an immaterial amount on December 21, 1994 received final court approval on February 15, 1995. The settlement agreement between the plaintiffs and the remaining defendants received final court approval on March 20, 1995. The third party action between Bear Stearns and Peat Marwick was dismissed on April 24, 1995.

          U.S. Refining and Marketing, Inc. v. Hudson-Ram, L.P.,
          Bear Stearns & Co. Inc., Michael Tennenbaum, et al.

          As previously reported in the 1994 Form 10-K, the First Quarter 1995 10-Q and the Second Quarter 1995 10-Q, Bear Stearns is a defendant in a litigation entitled U.S. Refining and Marketing, Inc. v. Hudson-Ram, L.P., Bear Stearns & Co. Inc., Michael Tennenbaum, et al., which is pending in the United States Bankruptcy Court for the Central District of California.

          The settlement agreement between the parties to the litigation pursuant to which Bear Stearns and defendant
          Michael Tennenbaum will pay an immaterial amount received final court approval on December 19, 1994.

          In-Store Advertising Securities Litigation

          As previously reported in the Company's 1994 Form 10-K, Bear Stearns is a defendant in a litigation entitled In-Store Advertising Securities Litigation, which is pending in the United States District Court for the Southern District of New York.


          The plaintiff's state law fraud claims against KPMG Peat Marwick were dismissed on February 21, 1995. Also on February 21, 1995, the cross-claims for contribution asserted against KPMG Peat Marwick by the Underwriter Defendants and Venture Capital Defendants were dismissed except to the extent that they seek contribution pursuant to Section 11 of the Securities Act of 1933. The court denied KPMG Peat Marwick's motion to sever the cross-claims from the action.



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

        (12)     Statement Re Computation of Ratio of Earnings to Fixed
                 Charges.

        (27)     Financial Data Schedule.

     (b)     Reports on Form 8-K

        During the quarter, the Company filed the following
        Current Report on Form 8-K:

            (i)   A Current Report on Form 8-K dated January 19,
                  1995, pertaining to the Company's results of operations for the six-months ended December 31, 1994.

                          SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              The Bear Stearns Companies Inc.
                                       (Registrant)





  Date: May 15, 1995          By: /s/Samuel L. Molinaro, Jr.
                                  Samuel L. Molinaro, Jr.
                                   Senior Vice President -
                                    Finance and Chief
                                     Accounting Officer

                THE BEAR STEARNS COMPANIES INC.

                           FORM 10-Q

                         Exhibit Index




Exhibit No. Description                                   Page


  (11)      Statement Re Computation of Per
             Share Earnings.

  (12)      Statement Re Computation of Ratio of
             Earnings to Fixed Charges.

  (27)      Financial Data Schedule.