Form 10-K405
period 1995-06-30
BEAR STEARNS COMPANIES INC
filed 1995-09-28
CIK 777001

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            -------------------

                                 FORM 10-K

                               -------------

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended June 30, 1995.
                                     or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-8989

                      THE BEAR STEARNS COMPANIES INC.
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  13-3286161
--------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                 245 Park Avenue, New York, New York 10167
                               (212) 272-2000
---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code,
                of Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of Each Exchange
       Title of Each Class                        on Which Registered
--------------------------------           --------------------------------
Common Stock, par value $1.00 per               New York Stock Exchange
  share
Adjustable Rate Cumulative                      New York Stock Exchange
  Preferred Stock, Series A
Depositary Shares, each representing a          New York Stock Exchange
  one-eighth interest in a share of
  7.88% Cumulative Preferred Stock,
  Series B
Depositary Shares, each representing a          New York Stock Exchange
  one-eighth interest in a share of
  7.60% Cumulative Preferred Stock,
  Series C
Depositary Shares, each representing            New York Stock Exchange
  a one-eighth interest in a share of
  8% Cumulative Preferred Stock,
  Series D (not presently outstanding)
9-1/8% Senior Notes Due 1998                    New York Stock Exchange
9-3/8% Senior Notes Due 2001                    New York Stock Exchange
5-1/2% MRK Common-Linked Higher Income          American Stock Exchange
  Participation Securities Due 1997
Amex Hong Kong 30 Index Call Warrants           American Stock Exchange
  Expiring June 10, 1996
Amex Hong Kong 30 Index Put Warrants            American Stock Exchange
  Expiring June 10, 1996
Japan Index Call Warrants Expiring              American Stock Exchange
  July 29, 1997
Japan Index Put Warrants Expiring               American Stock Exchange
  July 29, 1997
Japan Yen Put Warrants Expiring                 American Stock Exchange
  December 13, 1996
Customized Upside Basket                        American Stock Exchange
  Securities Due 1998
Japan Yen Put Warrants Expiring                 American Stock Exchange
  August 21, 1997

        Securities registered pursuant to Section 12(g) of the Act:
                                    NONE
---------------------------------------------------------------------------
                              (Title of Class)

                                        (Cover Page continued on next page)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At September 1, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,046,405,785. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

On September 1, 1995, the registrant had outstanding 117,865,334 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 1995 Annual Report to Stockholders.
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held October 30, 1995, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended June 30, 1995.

                                     PART I
     ITEM 1.  BUSINESS.
              --------

          (a)  General Development of the Business

          The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear, Stearns Securities Corp. ("BSSC"), is a leading United States investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a wholly owned subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling the Company's proprietary and customer transactions. The Company succeeded on October 29, 1985 to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

          (b)  Financial Information About Industry Segments

          The Company's business activities are highly integrated and constitute a single industry segment. During each of the three successive fiscal years ending June 30, 1995, others of the Company's businesses or classes of similar products or services represented less than 10% of consolidated revenues, operating-profit, and assets. Financial information regarding the Company's foreign operations for each of these fiscal years is set forth under the Notes to the Consolidated Financial Statements in Footnote 13, entitled "Segment and Geographic Area Data," in the registrant's 1995 Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference to Exhibit No. (13) of this report.

          (c)  Narrative Description of Business

          The Company is a holding company which through its principal subsidiaries, Bear Stearns and BSSC, is a leading United States investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. The business of the Company includes: market-making and trading in corporate, United States Government, government-agency, mortgage-related, asset-backed and municipal securities;

     trading in options, futures, foreign currencies, interest-rate swaps and other derivative products; securities and commodities arbitrage; securities, options and commodities brokerage; underwriting and distributing securities; providing securities clearance services; financing customer activities; securities lending; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; providing other financial advisory services; making principal investments in leveraged acquisitions; acting as specialist on the floor of the New York Stock Exchange, Inc. ("NYSE"); providing fiduciary and other services, such as real-estate brokerage, investment management and investment advisory; and, securities research.

          The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco; from representative offices in Beijing, Geneva, Hong Kong and Shanghai; through international subsidiaries in Buenos Aires, Hong Kong, London, Paris, Sao Paulo and Tokyo; and through joint ventures with other firms in Karachi, Madrid and Paris. The Company's foreign offices provide services and engage in investment activities involving foreign clients and international transactions. The Company provides trust-company services through its subsidiary, Custodial Trust Company ("CTC"), located in Princeton, New Jersey.

          Bear Stearns and BSSC are broker-dealers registered with the Securities and Exchange Commission (the "SEC"). They are also members of the NYSE, all other principal United States securities and commodities exchanges, the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association
     ("NFA").   Bear Stearns is a "primary dealer"  in United States
     government securities, as designated by the Federal Reserve Bank of New York.

          As of June 30, 1995, the Company had 7,481 employees.

     SECURITIES TRADING ACTIVITIES

          General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: corporate debt and equity securities; United States and foreign-government securities; government-agency securities; mortgages and mortgage-backed securities; other asset-backed securities; municipal and other tax-exempt securities; interest-rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the United States in fixed income securities, including United States government and agency securities, mortgage-backed securities, and corporate and municipal securities. Inventories of fixed income, listed-equity, and over-the-counter equity securities are carried to facilitate sales to customers and other dealers.
























     NYFS04...:\25\22625\0110\2322\10K8315R.46E

          United States Government and Agency Obligations. The Company is recognized by the Federal Reserve Bank of New York as a primary dealer in United States Government, government-guaranteed and agency obligations, and similar instruments. The Company participates in the auction of, and maintains proprietary positions in, United States Treasury bills, notes and bonds. The Company also participates as a selling group member and/or underwriter in the distribution of various United States government-agency and sponsored-corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge its proprietary positions. As a primary dealer, Bear Stearns furnishes weekly reports of its inventory positions and market transactions in United States government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Bank's open-market activities. The Company's daily trading inventory in United States government, government-guaranteed and agency obligations is mainly financed through the use of repurchase agreements. In addition, the Company serves as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase and reverse-repurchase agreements.

          Corporate Fixed Income Securities. The Company acts as a dealer in corporate fixed income securities and preferred stocks in New York and London. It buys and sells these securities for its own account in principal transactions with institutional and individual customers, as well as other dealers. The Company conducts trading in the full spectrum of dollar and non-dollar debt securities. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers utilizing financial futures and other instruments. Moreover, the Company offers quantitative, strategic, and research services relating to fixed income securities to its domestic and international clients. The Company participates in the trading and sales of high yield, non-investment-grade securities and the securities and bank loans of companies subject to pending bankruptcy proceedings.

          Mortgage-Related Securities and Products. The Company trades and makes markets in the following mortgage-related securities and products: Government National Mortgage Association ("GNMA") securities; Federal Home Loan Mortgage Corporation ("FHLMC") Participation Certificates; Federal National Mortgage Association ("FNMA") mortgage-backed securities; Resolution Trust Corporation ("RTC") mortgage pass-through certificates; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans; real estate mortgage investment conduit ("REMIC") and non-REMIC collateralized mortgage obligations, including residual interests; and other derivative mortgage-backed securities and products, including mortgage servicing and interest-rate swaps. The Company also trades real estate mortgage loans originated by unaffiliated mortgage lenders, both on a securitized and non-securitized basis. The Company acts as underwriter and placement agent in transactions involving rated and unrated mortgage-related securities issued by affiliated and unaffiliated parties. The Company enters into significant commitments -- such as forward contracts, standby arrangements and futures contracts -- on GNMA, FNMA, FHLMC and RTC securities, and on other rated and unrated mortgage-related securities. Certain rated and unrated mortgage-related securities are considered to be liquid, while other such securities, and non-securitized mortgage loans, are considered to be less readily marketable. The market for mortgage-related securities continues to evolve, presenting both opportunities and risks.

          The Company trades GNMA, FNMA and FHLMC "to be announced" securities -- securities having a stated coupon and the original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction. The Company buys and sells such securities for its own account in transactions with institutional and individual customers, as well as with other dealers. Under the Company's trading agreements, the Company generally has the right to request margin from its counterparty.

          Through a special-purpose subsidiary, the Company acts as a private, secondary-market mortgage-conduit for non-conforming, fixed- and adjustable-rate, residential mortgage loans. This subsidiary purchases residential mortgage loans which meet approved criteria for resale to institutional investors as securitized- or non-securitized
     mortgage loans or participation certificates.   In connection with
     such activities, the Company enters into commitments to purchase and sell such loans and securities. A staff of mortgage underwriters analyzes and performs procedures to verify the authenticity and investment quality of non-securitized mortgage loans in connection with their purchase by the Company. Loans secured by commercial properties are also purchased for resale by the Company in securitized form to institutional investors.

          The Company, through another special-purpose subsidiary, has established a mortgage-banking company to purchase, sell, and service conventional and FHA/VA fixed- and adjustable-rate mortgage loans -- primarily first liens secured by residential properties. Entire loan portfolios of varying quality are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is performed by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade. Loan collection is emphasized for the non-investment-grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure unit will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate which has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure unit maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. In addition, special-purpose subsidiaries issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

          The Company conducts a mortgage- and asset-backed securitization business through a joint venture with Credit Lyonnaise in France. The Company, through Bear Stearns Spanish Securitization Corp., has entered into an agreement with a consortium of Spanish banks to promote asset securitization in Spain.

          Asset-Backed Securities. The Company acts as underwriter and placement agent with respect to investment- and non-investment-grade, asset-backed securities issued by unaffiliated third parties. These asset-backed securities include: securities backed by consumer automobile receivables originated by the captive finance subsidiaries of automobile manufacturers, commercial banks and finance companies; credit card receivables; home-equity lines of credit or second mortgages; timeshare receivables; and computer leases. The Company also trades and makes markets in these asset-backed securities. The market for asset-backed securities is of relatively recent origin. While there are ready markets for the investment-grade, asset-backed securities described above, other varieties may lack liquidity.

          Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by states, counties, cities, and state and local governmental authorities. The Company is active as a managing underwriter of negotiated and competitive new security issuances. The Company makes markets in a broad spectrum of long- and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers and for a fee, the Company provides liquidity to investors in the variable rate, demand bond market. The Company periodically uses municipal futures to hedge its cash-market bond inventory. In addition, the Company maintains a municipal arbitrage portfolio for its own account consisting of municipal futures and cash bond positions. The Company's underwriting, trading and sales activities are supported by a municipal research group.

          Arbitrage. The Company engages for its own account in both "classic" and "risk" securities-arbitrage. The Company's risk arbitrage activity generally involves the purchase of a security at a discount from a value which is expected to be realized if a proposed or anticipated merger, recapitalization, tender or exchange offer is consummated. In classic arbitrage the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a later date, and (iv) between the prices of securities with contracts settling on differing dates.

          Block Trading. The Company effects transactions in large blocks of securities exceeding 50,000 shares, mainly with institutional customers. Transactions are handled on an agency basis whenever possible, but the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available.

          Options and Indexes. The Company maintains substantial proprietary trading and investment positions in both foreign and domestic markets in a wide range of derivative securities, including listed and over-the-counter equity options, stock-index futures, options swaps, and index swaps. The Company also executes client transactions in both listed and unlisted options and frequently acts in a principal capacity in order to facilitate the execution of customer transactions.

          Foreign Exchange. The Company trades in foreign exchange, including: major and minor currencies on a spot and forward basis; listed and over-the-counter foreign-currency options; and foreign-currency futures. Currency option strategies are made available to customers to help them meet their specific risk management objectives.

          Derivatives. The Company specializes in individually-negotiated, over-the-counter derivative contracts involving interest rates, currencies, equities, and mortgages. The products include interest-rate swaps, caps and floors, currency swaps, equity swaps, equity options, and mortgage swaps. The Company also develops structured derivative products which combine derivatives having both privately- and publicly-placed debt or equity issuances. The Company's over-the-counter derivatives business meets customer needs in areas such as corporate finance and capital markets.

          Over-the-Counter Equity Securities. The Company makes markets on a principal basis in common and preferred stocks, warrants, and other securities traded on the NASD's Automated Quotation System and otherwise in the over-the-counter market. Principal transactions with customers are effected at a net price equal to the prevailing inter-dealer price, plus or minus a mark-up or mark-down.

          Emerging Markets. The Company provides financial services in various emerging markets worldwide including: securities brokerage; equity and fixed income trading and sales; securities research; and a full range of investment banking, capital formation and advisory services. As part of these activities, the Company manages and participates in public offerings and arranges with institutional investors the private placement of debt and equity securities. The markets currently covered by the Company include all of Latin America, East Asia (China, Hong Kong and Taiwan), Thailand, Malaysia, Indonesia, the Philippines, Korea, India, Pakistan and Southern Europe.

          Specialist Activities. The Company is a participant in a specialist unit on the NYSE which performs specialist functions in 98 NYSE-listed stocks. This market-making operation is conducted through a joint venture with a member organization pursuant to a joint-account agreement. The market-making function of the specialist involves risk of loss during periods of market fluctuation, since specialists are obliged to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

     BROKERAGE ACTIVITIES

          A major portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity and debt securities. The Company is one of the leading firms in the United States in providing brokerage services to institutional investors.
     The Company's brokerage clients include United States and foreign institutional investors such as investment advisors, mutual funds, commercial banks, insurance companies, pension and profit-sharing funds, and high-net-worth individuals. A significant portion of the Company's commission business is generated by institutional clients -- often in block trades requiring special marketing and trading expertise -- and from transactions originated by the correspondent organizations for whom the Company provides securities-clearance services. The largest portion of the Company's commission revenue is derived from brokerage transactions in listed securities.

          Institutional. A substantial portion of the Company's commission business involves the execution of transactions in corporate securities for domestic and foreign institutional investors. The primary source of revenue from equity activities is negotiated-commission revenue earned from providing customers with liquidity, trading expertise, trade-processing capability, and investment advice. Investment advice includes economic forecasts, industry and company analyses, overall strategic guidance and Company recommendations.

          Individual Investors. The Company's individual-investor sales force concentrates on servicing individual clients possessing a high net-worth and corporations engaging in securities transactions of a size sufficient to benefit from the Company's full range of institutional-caliber services.

          Option and Index Products. The Company provides an array of equity and index option-related execution services to institutional and individual clients. The Company utilizes sophisticated research and computer modeling to formulate for clients specific recommendations relating to options and index trading.

          Commodities. The Company provides transaction services for customers covering commodity-futures contracts, options on commodity-futures contracts, and physical commodities. These contracts typically cover such things as stock indices, fixed income securities, currencies, agricultural and energy products and precious metals. Domestic commodity futures trading is subject to extensive regulation by the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International commodity-futures trading activities are subject to regulation by the respective regulatory authorities in the location where the commodity exchange resides, including the Securities and Futures Authority (the "SFA") in the United Kingdom.

          The margin requirements covering substantially all transactions in commodity-futures contracts are subject to the particular exchange's regulations. Commodity transactions may expose the Company to the risk of loss in the event a customer's margin deposit does not cover the losses incurred in the customer's account. In the United States, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, Inc., the New York Mercantile
     Exchange and other principal commodity exchanges.   The Company is a
     member of the International Petroleum Exchange (the "IPE"), the London Commodity Exchange (the "LCE"), the London International Financial Futures Exchange (the "LIFFE"), and Marche a Terme International de France ("MATIF").

          International. Two of the Company's London subsidiaries, Bear, Stearns International Limited ("BSIL") and Bear Stearns U.K. Limited ("BSUK"), are securities broker-dealers and jointly engage in several types of activities including principal transactions, agency transactions, underwriting, and investment banking. BSIL and BSUK are both members of the SFA; BSIL is also a member of the IPE, the LIFFE, the International Securities Market Association (the "ISMA") and the LCE. Another London subsidiary, Bear Stearns International Trading ("BSIT"), is a market-maker in various non-dollar-denominated equity securities and engages in index and derivative arbitrage. BSIT is a member of the London Stock Exchange and SEAQ International.

          The Company's French subsidiaries are Bear Stearns S.A. ("BSSA") and Bear Stearns Finance S.A. ("BSFSA"). BSSA sells equity securities to institutional customers. BSFSA is a regulated French broker-dealer and is a member of the MATIF.

          Bear Stearns (Japan) Ltd. ("BSJL") is a broker-dealer registered
     with the Japanese Ministry of Finance (the "MOF").    BSJL sells
     equity and fixed income securities to Japanese institutional customers. Bear Stearns Hong Kong Ltd. ("BSHK") is a member of the Chicago Board of Trade ("CBOT") and the Securities and Futures Commission ("SFC"). Bear Stearns Asia Ltd. ("BSAL") sells equity and fixed income securities to Hong Kong institutional and retail customers and also provides investment banking services to institutional clients. Bear Stearns Singapore Pte. Limited sells fixed income and equity securities to institutional investors in Singapore and Southeast Asia.

     INVESTMENT BANKING

          The Company is a major investment banking firm providing a full range of capital formation and advisory services to a broad spectrum of corporate, government and other clients. The Company manages and participates in public offerings and arranges the private placement of debt and equity securities directly with institutional investors. As part of these activities, the Company participates in the public offering and the private placement of high yield, non-investment-grade securities. The Company provides advisory services to clients on a wide range of financial matters and assists with mergers, acquisitions, leveraged buyouts, divestitures, asset-based financings, corporate reorganizations and recapitalizations. In addition, the Company manages and participates in underwritings outside the United States of corporate Eurodollar obligations. The Company has expanded its capabilities for raising public- and private-sector capital through Latin American and Asian issuers in the international fixed income and equity markets.

          The Company, principally as a manager or co-manager, is also a major underwriter of corporate and municipal securities. The Company is a leading underwriter of mortgage-backed securities; it underwrites and offers on a principal basis a variety of mortgage-related securities, including whole loans, pass-through certificates and collateralized mortgage obligations.

          The Company arranges and participates in public offerings and private placements of debt and equity securities of public- and private-sector issuers in emerging market countries. The

     Company also trades in emerging-market securities, both as principal and as agent, for customers in Europe, Latin America, the Far East and the United States.

          As part of its investment banking activities, the Company occasionally makes investments as principal in leveraged acquisitions and in leveraged buy-out funds as a limited partner. In addition, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's investments generally take the form of equity securities, either common or preferred stock. Equity securities purchased in these transactions generally are held for appreciation and are not readily marketable. While the Company believes that the current carrying value of these investments is at least equal to their eventual realizable value, it is not possible to determine whether, or when, the Company will realize the value of these investments.

          Real Estate. The Company is engaged in a variety of real estate activities on a nationwide basis. It acts as a financial advisor to both debtors and creditors of financially troubled and/or bankrupt real estate companies. A wholly owned subsidiary of the Company acts as a co-general partner in a limited partnership formed to allow United States pension funds to purchase multi-family properties nationwide. Another wholly owned subsidiary of the Company is a licensed real estate broker and engages in the sale of investment-grade commercial real estate and arranges debt and equity placements for both existing and proposed projects.

          International. The Company sells and trades in a wide variety of dollar and non-dollar-denominated securities with institutional investors worldwide. From time to time the Company has facilitated the private placement of securities in the United Kingdom. The Company also provides a range of investment banking, corporate advisory, and merger and acquisition services outside of the United States.

     SECURITIES CLEARANCE ACTIVITIES

          The Company provides a full range of securities clearance services to clients. Correspondent clearing organizations that are engaged in the retail or institutional brokerage business and are members of the NYSE and/or NASD comprise one category of clients called "fully-disclosed correspondents." In addition, the Company has extensive involvement in the clearing of securities transactions for other types of clients such as: market-makers, specialists, arbitrageurs, hedge funds, money managers and other professional traders.

          Besides commissions and service charges realized from securities clearance activities, the Company also earns substantial amounts of interest income. The Company extends credit directly to the customers of correspondent organizations in order to facilitate the conduct of customer securities transactions on a margin basis. The correspondent organizations indemnify the Company against margin losses on their customers' accounts. The Company also extends margin credit directly to correspondent organizations to the extent that such firms pledge proprietary assets as collateral. Because the Company must rely on the guaranties and general credit of the correspondent organizations, the Company may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities. The correspondent-clearing business for risk arbitrageurs, hedge funds, specialists, market-makers and professional traders can require a substantial commitment of the Company's capital involving varying degrees of risk. The Company has developed computerized control systems to monitor and analyze risk on a daily basis.

          In addition to clearing trades, the Company provides other products and services to its correspondents such as recordkeeping, trading reports, accounting, general back-office support, stock loan, reorganization and custody of securities. The Company's prime-broker system provides consolidated reporting and securities processing for professional customers executing trades at more than one securities firm. The financial responsibilities arising from the Company's clearing relationships are allocated in accordance with agreements with correspondents. To the extent that the correspondent organization has available resources, the Company is protected against claims by customers of the correspondent organization when the latter has been allocated responsibility for a function giving rise to a claim. However, if the correspondent organization is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from the Company.

          The Company attempts to broaden, wherever possible, its relationships with correspondent-clearing customers. In addition to performing administrative, operational and settlement functions, the Company also advises correspondents on communications systems and makes available to them a variety of non-brokerage products and services on favorable terms enabling them to benefit from the Company's centralized purchasing power.

     INTEREST

          The Company derives substantial net interest income from customer margin loans and securities lending.

          Customer Financing. Securities transactions are effected for customers on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal requirements, which is collateralized by securities and cash in the customer's account, for a portion of the purchase price. The Company receives income from interest charged on the extension of credit; the rate of interest charged to customers for margin financing are based upon the federal-funds rate or brokers-call rate. By allowing customers to purchase securities on margin, the Company assumes the risk of loss if an adverse market movement reduces the value of the collateral below the amount of a customer's indebtedness. The Company's net interest income is impacted by the volume of customer borrowings and by the prevailing levels of interest rates.

          Securities Lending Activities. In connection with both its trading and brokerage activities, the Company borrows and lends securities to brokers and dealers to cover short sales and to complete transactions in which customers have failed to deliver securities by settlement date. The borrower of securities is required to deposit cash or other collateral or to post a letter of credit with the lender. The borrower of securities generally receives a rebate (based on the amount of cash deposited) or pays a fee calculated to yield a negotiated rate-of-return for the lender. Stock borrow and stock loan transactions are generally executed pursuant to written agreements with counterparties which require that (i) securities borrowed and loaned be marked-to-market on a daily basis, (ii) excess collateral be refunded, and (iii) deficit collateral be furnished. Mark-to-market adjustments are usually made on a daily basis through the facilities of various clearing houses to reflect changes in the market value of loaned securities.

     OTHER ACTIVITIES

          Asset Management. The Company's asset-management division manages investment portfolios on behalf of retirement plans, insurance companies, corporations, foundations, endowments and high-net-worth individuals. The Company's asset-management division currently manages a total of over $7.7 billion of equities and fixed income securities for its institutional and individual investor clientele. The division also manages mutual funds.

          Securities Research. To provide customers with current information and opinions on equity investments and the securities markets, the Company's equity research unit provides analyses on approximately 800 companies. It also evaluates the trends and outlooks for 51 separate industries and the impact of changes in legislation, regulation and accounting standards on companies and their businesses.

          A fixed income research unit contained within the Company's Financial Analytics and Structured Transactions Group (F.A.S.T.) provides financial engineering and securitization capabilities, investment research, fixed income portfolio management and analytical systems and trading technology for mortgage-related and fixed income
     securities.   This unit also performs original research on valuation
     techniques and provides consulting services.

          A high-grade, fixed income research unit, consisting of approximately 15 analysts and researchers, provides similar services in respect of high-grade, fixed income securities. A high yield, fixed income research unit consisting of approximately 15 analysts and researchers, provides similar services in respect of high yield, fixed income securities. The Company derives revenues for its research activities principally from securities transactions in an agency or dealer capacity; from its consulting services; and, from offering some of its research products for a fee.

          Insurance. The Company sells deferred annuities and life insurance as agent for several life insurance companies. Revenues derived from the sale of such insurance products have not been significant.

          Custodial Trust Company. The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and CMO products; and commercial lending. At June 30, 1995, CTC held over $25 billion of assets for non-affiliated institutional clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

          Fiduciary Services. The Company is an investment consultant which assists pension and welfare funds, other institutional investors and high-net-worth individual clients in structuring and executing their investment affairs.

     ADMINISTRATION AND OPERATIONS

          Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; office services; the custody of customer securities; and the overseeing of margin accounts of the Company and correspondent organizations. The processing, settlement, and accounting for transactions for the Company, correspondent organizations, and the customers of correspondent organizations is handled by a staff of approximately 3,300 employees located in separate operations offices in New York City and Whippany, New Jersey and, to a lesser extent, the Company's offices worldwide.

          The Company executes its own and correspondent transactions on all United States exchanges and in the over-the-counter market. The Company clears all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased, and transfer of related funds) through its own facilities, unaffiliated commercial banks and through memberships in various clearing corporations. However, certain government, government-agency and mortgage-related securities transactions are cleared through Custodial Trust Company.

          There is considerable fluctuation in the volume of transactions the Company processes, clears and settles. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations. The Company records transactions and posts its books on a daily basis. Failure to keep current and accurate books and records can render the Company liable to disciplinary action by governmental and self-regulatory organizations.

          The Company maintains its own data processing facilities, which have been expanded significantly in recent years.

          The Company believes its internal controls and safeguards are adequate, but recognizes that fraud and misconduct by customers and employees, including the possible theft of securities, are risks inherent in the securities industry. As required by the NYSE and certain other authorities, the Company carries a broker's blanket-bond insurance covering the loss or theft of securities, check- and draft-forgery, embezzlement, and the misplacement of securities. This blanket-bond policy provides fidelity coverage and coverage for loss or theft of securities, fraudulent trading, and securities forgery of up to $200 million subject to a deductible of $2.5 million per occurrence.

     COMPETITION

          The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms -- both domestic and foreign -- many having substantially greater capital and resources and offering a wider range of financial services than does the Company. Besides competition from firms in the securities business, in recent years the Company has experienced increasing competition from other sources, such as commercial banks and insurance companies. The Company believes that the principal factors affecting competition involve the caliber and abilities of professional personnel, the relative prices of the services and products being offered, and the quality of its services.

     REGULATIONS AND OTHER FACTORS AFFECTING THE COMPANY AND THE SECURITIES INDUSTRY

          The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Bear Stearns and BSSC are registered as broker-dealers with the SEC and are registered as broker-dealers in all 50 states and the District of Columbia. Additionally, Bear Stearns is registered as an investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, the Municipal Securities Rulemaking Board, and national securities exchanges such as the NYSE, which has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries, including Bear Stearns and BSSC. These self-regulatory organizations (i) adopt rules, subject to approval by the SEC, which govern the industry and (ii) conduct periodic examinations of the Company's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

          Broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; and, the conduct of directors, officers and
     employees.   The types of regulations to which investment advisers are
     subject include:  recordkeeping; fee arrangements; client disclosure;
     and, the conduct of directors, officers and employees.   The mode of
     operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation; changes in rules promulgated by the SEC and self-regulatory organizations; and, changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuances of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion the Company's subsidiaries have been subject to routine investigations and proceedings, and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

          The Market Reform Act of 1990 was adopted for the following reasons: (i) to strengthen regulatory oversight of the securities markets, (ii) to improve the financial condition of market participants, and (iii) to improve the safety and efficiency of market mechanisms by creating a system for providing information and oversight for the parents and other affiliates of broker-dealers. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the "Risk Assessment Rules") to implement the provisions of the Market Reform Act of 1990. The Risk Assessment Rules require that broker-dealers: (i) develop an organizational chart; (ii) maintain risk management procedures or standards for monitoring and controlling the risks resulting from activities of material associated persons; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk-management procedures and the financial and securities activities of the holding companies of broker-dealers, or broker-dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

          The Insider Trading and Securities Fraud Enforcement Act of 1988 augments enforcement of the securities laws through a variety of measures designed to provide greater deterrence, detection, and punishment of insider-trading violations. Among other things, the law
     (i) expands the scope of civil penalties to controlling persons who fail to take adequate steps to prevent insider trading, (ii) initiates a bounty program by giving the SEC discretion to reward informants who provide assistance to the agency and (iii) requires broker-dealers and investment advisors to establish and enforce written policies and procedures reasonably designed to prevent the misuse of inside information.

          The Government Securities Act of 1986 (the "Government Securities Act") established a comprehensive and coordinated pattern for the regulation of brokers, dealers and financial institutions who trade in government securities, which includes Bear Stearns. Under the Government Securities Act, Bear Stearns is subject to Department of Treasury regulations covering among other things: capital adequacy; custody and use of government securities; and, transfers and control of government securities subject to repurchase transactions.

          The commodities industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Bear

     Stearns and BSSC are registered with the CFTC as futures commission merchants and are subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. Bear Stearns' and BSSC's commodity-futures business is also regulated by the NFA, a not-for-profit membership corporation, which has been designated a registered futures association by the CFTC.

          As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended (the
     "Exchange Act"), which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimal portion of its assets be kept in relatively liquid form.

          On May 6, 1991 the SEC amended the provisions of the Net Capital Rule by requiring: (i) a broker-dealer to give written notification to the SEC and certain other parties at least two business days prior to making withdrawals of equity capital, either directly or indirectly to benefit certain related persons, if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital;
     (ii) a broker-dealer to notify the SEC within two business days after any direct or indirect withdrawal, advance, or loan to benefit certain related persons if such withdrawal, advance, or loan would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital;
     (iii) that the withdrawal of equity capital from a broker-dealer be prohibited if the effect of the withdrawal would be to cause the broker-dealer's net capital to be less than 25% of its deductions required by the net capital rule relating to its readily marketable securities, unless the broker-dealer has the prior consent of the SEC; and (iv) that the SEC, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days if the withdrawals would be greater than 30% of the broker-dealer's excess net capital and the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customers' claims or other liabilities. The effect of the foregoing amendments may be to limit the ability of Bear Stearns and BSSC to pay dividends and make other distributions to the Company.

          Bear Stearns and BSSC are also subject to the net capital requirements of the CFTC and various commodity exchanges which generally require that Bear Stearns and BSSC maintain a minimum net capital equal to the greater of the alternative net capital requirement provided for under the Exchange Act or 4% of the funds required to be segregated under the Commodity Exchange Act and the regulations promulgated thereunder.

          Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC require significant capital usage, such as underwriting, trading and the financing of customer margin-account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net-capital requirements is set forth in the Annual Report, Notes to Consolidated Financial Statements, Footnote 7, entitled "Regulatory Requirements," which is incorporated herein by reference to Exhibit No. (13) of this report.

          Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC") which provides insurance protection for customer accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, the BSSC purchased $24.5 million of additional security-positions coverage from a private insurer for each of the BSSC's customers.

          The activities of the Company's bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). FDIC regulations applicable to CTC limit the extent to which CTC and Bear Stearns may have common officers and directors or may share physical facilities. FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. Federal legislation limits (i) an expansion in the scope of the activities of CTC, (ii) the annual rate of increase in its assets,
     (iii) the cross-marketing of certain services with its affiliates and
     (iv) the use of overdrafts at Federal Reserve banks on behalf of affiliates.

          The subsidiaries and employees of the Company that engage in the insurance business are subject to regulation and supervision by insurance authorities in the respective states in which they conduct their business.

          The Company does a substantial volume of business in the international fixed income and equity markets through BSIL and BSUK and is a market-maker in certain non-dollar-denominated securities and engages in index and derivative arbitrage through BSIT. BSIL, BSIT and BSUK are subject to the United Kingdom Financial Services Act 1986, which governs all aspects of the investment business in the United Kingdom including: regulatory capital; sales and trading practices; use and safekeeping of customer funds; securities recordkeeping; margin practices and procedures; registration standards for individuals; and periodic reporting and settlement procedures. BSIL, BSIT and BSUK are subject to supervision by and are regulated in accordance with the rules of the SFA. BSIL is a member of the IPE, the LIFFE, the ISMA and the LCE. BSIT is a member of the London Stock Exchange and SEAQ International.

          The Company, like other securities firms, is directly affected by such things as: national and international economic and political conditions; broad trends in business and finance; legislation and regulations affecting the national and international financial and business communities; currency values; the level and volatility of interest rates; and fluctuations in the volume and the price levels in the securities and commodities markets. These and other factors can affect the Company's volume of security new-issues, mergers, acquisitions, and business restructurings; the stability and liquidity of securities and commodities markets; and, the ability of issuers, other securities firms and counterparties to perform on their obligations. Decreases in the volume of security new-issues, mergers, acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and commodities transactions and reduced market liquidity generally result in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. Sudden and sharp declines in the market values of securities and/or the failure of issuers and counterparties to perform on their obligations can result in illiquid markets. In such markets, the Company may not be able to sell securities and/or may have difficulty in hedging its securities positions. Such market conditions, if prolonged, may also lower the Company's revenues from investment banking and principal transactions.

          The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged-buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit, and liquidity risks. In addition, the Company's securities-trading, market-making, leveraged-buyout and underwriting activities may involve economic, political, currency, interest-rate and other risks, any of which could result in an adverse change in the market price of securities and commodities. The Company's participation in specialist activities on the NYSE exposes the Company to potential risk of loss, especially when purchasing securities in a declining market and selling them in a rising market to comply with exchange requirements.

     Item 2.  Properties.
              ----------
          The Company's executive offices and principal administrative offices occupy approximately 689,000 square feet of space at 245 Park Avenue, New York, New York under leases expiring through 2002.

          The Company also leases approximately 268,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing and clearance operations. Additionally, the Company leases approximately 13,000, 43,000 and 140,000 square feet of space at three locations in New York City under leases expiring in 1997, 2001 and 2004, respectively. The Company's regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco occupy an aggregate of approximately 267,000 square feet, while its eleven foreign offices occupy a total of approximately 106,000 square feet under leases expiring on various dates through the year 2016.

          The Company owns approximately 65 acres of land in Whippany, New Jersey, including four buildings comprising an aggregate of approximately 300,000 square feet. The Company is currently using the existing facilities on the property to house its data processing facility and other operational functions. Because the Whippany property includes land in excess of current needs, the Company has received approval to construct two additional buildings which it may develop for itself; conversely, it may sell the land and development rights to others.

     Item 3.   Legal Proceedings.
               -----------------
               The Company and Bear Stearns are parties to the legal proceedings discussed below, which have arisen in the normal course of business. In view of the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the Company cannot state what the eventual outcome of these pending proceedings will be. It is the opinion of management, after consultation with independent counsel, that the legal proceedings referred to below will not, individually or in the aggregate, have a material adverse effect on the Company's financial position.

               Alpha Group Consultants, et al. v. Weintraub, et al./In re
               -------------------------------    ----------------- -----
     Weintraub Entertainment Group Litigation.  On January 31, 1991, Alpha
     ----------------------------------------
     Group Consultants Ltd. and the Allan D. Simon & Stefani R. Simon Living Trust commenced an action in the United States District Court for the Southern District of California. On April 24, 1991, an Amended Complaint was filed. On August 29, 1991 a Second Amended Com-plaint was filed, and on December 23, 1991 a Third Amended Complaint was filed. The action is brought individually and on behalf of a purported class of purchasers of $81 million aggregate amount of debentures and warrants of

     Weintraub Entertainment Group ("WEG") during the period January 23, 1987 through October 1, 1990. Named as defendants are WEG (WEG is a debtor in bankruptcy, and is thus named as a defendant only to the extent permitted under federal bankruptcy law), certain officers and directors of WEG, including Jerry Weintraub, Kenneth Kleinberg and Dennis Pope (the "Individual Defendants") and Bear Stearns, the place-ment agent in WEG's 1987 private placement of WEG debentures and warrants.

               The Third Amended Complaint alleges that at the time of the offering and thereafter, the defendants made false and misleading statements concerning WEG's financial condition, the experience of certain WEG officers, the intended use of proceeds from the sale of the WEG securities, the prospects for a public market for WEG securi-ties, WEG's business plans, and certain terms of WEG's contracts with distributors. The Third Amended Complaint asserts violations of Sections 12(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), California state statutes, and the common law fiduciary duties allegedly owed by the defendants to the plain-tiffs. The action seeks unspecified compensatory and punitive damages, treble damages under RICO, attorneys fees and expenses.

               On August 23, 1991, the court entered an order dismissing with prejudice all of plaintiffs' claims under the Securities Act and the Exchange Act. On April 2, 1992, the court entered an order granting plaintiffs' motion to reinstate plaintiffs' claims under the Securities Act and the Exchange Act, and denying defendants' motions to dismiss plaintiffs' Third Amended Complaint. The court's April 2, 1992 order also allowed ALCO Group Trust Fund to intervene as a plaintiff. On February 4, 1993, the court entered an order allowing the Pension Reserves Investment Trust Fund of the Commonwealth of Massachusetts to intervene as a plaintiff.

               On May 10, 1993, the court entered a final judgment and order (the "Settlement Order") approving a settlement among plaintiffs and the Individual Defendants and barring Bear Stearns from seeking contribution, indemnity, or reimbursement from the Individual Defendants. The Settlement Order also provided that Bear Stearns' liability, if plaintiffs succeed in establishing liability on the part of Bear Stearns, would be limited to Bear Stearns' proportional share of the total damages awarded. On September 15, 1993, the court entered an order granting class certification.

               On April 22, 1994, the court denied summary judgment motions filed by plaintiffs, and granted summary judgment in favor of Bear Stearns on all claims. A final judgment has been entered. An appeal is pending.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               In re Daisy Systems Corporation, Debtor.  On May 30, 1991,
               ----------------------------------------
     the Chapter 11 Trustee for Daisy Systems Corporation ("Daisy"), a debtor in bankruptcy, and Daisy/Cadnetix, Inc. ("DCI") filed a complaint in the United States District Court, Northern District of California, on behalf of Daisy and DCI against Bear Stearns and six former directors of Cadnetix, Inc. ("Cadnetix") and/or a Cadnetix subsidiary. A First Amended Complaint was filed on March 20, 1992, and a Second Amended Complaint (the "Complaint") filed and served on July 24, 1992.

               Bear Stearns was retained by Daisy in May 1988 to provide investment banking services to Daisy with respect to the potential merger of Daisy with Cadnetix. The Complaint alleges that Bear Stearns was negligent in performing its due diligence with respect to the merger, and in advising Daisy that it was "highly confident" that financing could be obtained to fund the merger. The Complaint asserts that Bear Stearns, among other things, breached fiduciary duties to Daisy, committed professional malpractice in its efforts on Daisy's behalf, and made negligent representations upon which Daisy relied, breached a covenant of good faith and fair dealing implied in its contracts with Daisy, and should have its unsecured claim in the Daisy bankruptcy proceeding equitably subrogated to the claims of all other claimants in the bankruptcy. The plaintiff seeks monetary damages and exemplary damages in an unspecified amount, as well as costs and expenses.

               On August 17, 1992, Bear Stearns moved to dismiss the Complaint. The other defendants in the action also moved to dismiss the Complaint.

               On February 3, 1993, the court dismissed plaintiffs' breach of fiduciary duty and equitable subrogation counts, but denied the remainder of the Bear Stearns' motion to dismiss. On May 13, 1993, Bear Stearns answered the Complaint, denying liability and asserting affirmative defenses. On August 12, 1994, the court granted summary judgment dismissing all remaining claims against Bear Stearns. On December 13, 1994 the court denied a motion for rehearing. An appeal is pending.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               In-Store Advertising Securities Litigation.  Beginning on
               ------------------------------------------
     September 3, 1990, a total of fifteen litigations involving a July 19, 1990 initial public offering by In-Store Advertising,

     Inc. ("ISA") were commenced in the United States District Court for the Southern District of New York. A Consolidated Class Action Complaint was filed by all of the plaintiffs in these actions on January 14, 1991. The Consolidated Class Action Complaint named as defendants ISA, several individual officers and directors of ISA; four venture capital firms (the "Venture Capital Defendants"); and Alex. Brown & Sons Incorporated ("Alex. Brown") and the Company. Alex. Brown and the Company were named individually and as representatives of a purported class of underwriters.

               On August 27, 1991, plaintiffs filed an Amended Consolidated Class Action Complaint, naming the same defendants as plaintiffs' Consolidated Class Action Complaint. On October 15, 1991, all defendants filed answers denying liability and asserting affirmative defenses.

               On April 16, 1993, ISA announced that it had delayed filing its annual report due on March 31, 1993 for its 1992 fiscal year, in order to resolve questions related to financial documents for its 1990 fiscal year. ISA also announced at that time that John E. Capps had resigned as ISA's Chief Financial Officer. On June 11, 1993, ISA reported that during the third and fourth quarters of 1989 and the first and second quarters of 1990 -- the four quarters immediately preceding ISA's initial public offering -- ISA had recognized revenue before it was earned, resulting in material overstatement of revenues and earnings for those quarters. On July 8, 1993, ISA filed for protection under Chapter 11 of the Bankruptcy Code.

               Following these developments, on July 16, 1993, plaintiffs filed a Second Amended Consolidated Class Action Complaint (the "Second Amended Complaint"). The Second Amended Complaint names as defendants Robert E. Polansky, ISA's former chairman, president and chief executive officer, and John E. Capps, ISA's former chief finan-cial officer, secretary and treasurer (Polansky and Capps are together referred to as the "Management Defendants"); five other present or past officers and directors of ISA (collectively, the "Director Defendants"); the previously named Venture Capital Defendants; Alex. Brown and the Company, individually and as representatives of a purported class of underwriters (collectively, the "Underwriter Defendants"); and ISA's outside auditor, KPMG Peat Marwick. ISA was not named as a defendant in the Second Amended Complaint, and has been discharged from any liability in this litigation under a plan of reorganization approved by the Bankruptcy Court on August 8, 1993.

               The Second Amended Complaint alleges claims on behalf of plaintiffs individually and a purported class consisting of all persons who purchased ISA common stock from July 19, 1990, the date of ISA's initial public offering, through and including November 8, 1990. The Second Amended Complaint also alleges claims on behalf of a purported subclass consisting of all persons who purchased ISA common stock in ISA's initial public offering (the "Subclass"). The Second Amended Complaint alleges that defendants made false and misleading statements concerning ISA's past operating results and prospects for future revenues and profits.

               Count I of the Second Amended Complaint asserts violations of Section 11 of the Securities Act against all defendants other than the Venture Capital Defendants, and asserts violations of Section 15 of the Securities Act against all defendants other than the Underwriter Defendants and KPMG Peat Marwick. Count II, alleged by the Subclass, asserts violations of Section 12(2) of the Securities Act against the Management Defendants and the Underwriter Defendants, and asserts violations of Section 15 of the Securities Act against the Director Defendants and the Venture Capital Defendants. Count III asserts violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and asserts violations of Section 20 of the Exchange Act against the Director Defendants and the Venture Capital Defendants. Count IV asserts common law fraud and deceit claims against all defendants. Count V asserts negligent misrepresentation claims against all defendants. Plaintiffs seek compensatory damages, rescissory damages where applicable, punitive damages, interest and costs, including attorneys' and experts' fees.

               On September 29, 1993, the Underwriter Defendants, including the Company, filed an answer to the Second Amended Consolidated Complaint denying all substantive allegations, asserting affirmative defenses and asserting a cross-claim against KPMG Peat Marwick. On December 30, 1993, plaintiffs' federal law claims against defendant KPMG Peat Marwick were dismissed as time barred, but the court retained jurisdiction over plaintiffs' state law claims against KPMG Peat Marwick. On June 15, 1994 KPMG Peat Marwick moved to dismiss or sever plaintiffs' state law claims and the cross-claims asserted against KPMG Peat Marwick by the Underwriter Defendants, including the Company and the Venture Capital Defendants.

               On February 21, 1995, plaintiffs' state law fraud claims against KPMG Peat Marwick were dismissed, and cross-claims for contribution asserted against KPMG Peat Marwick by the Underwriter Defendants and Venture Capital Defendants were dismissed except to the extent that they seek contribution pursuant to Section 11 of the Securities Act. Also on February 21, 1995, the court denied a motion by KPMG Peat Marwick to sever the cross-claims from the action.

               On September 5, 1990, David Ackerman, suing derivatively on behalf of ISA, commenced an action in the United States District Court for the Southern District of New York, naming as defendants the Director Defendants, Alex. Brown, KPMG Peat

     Marwick, the Company and "John Doe". That complaint alleges that defendants made false and misleading statements concerning ISA's business prospects, and that when ISA revealed that its second quarter earnings and revenues in its fiscal year 1990 were below those publicly forecast and that its near term prospects would also fail to meet prior forecasts, ISA's stock price declined and class action lawsuits were filed, resulting in damage to ISA's reputation and business, and requiring ISA to incur substantial legal fees and expenses. Claims are asserted under Section 10(b) of the Exchange Act and Rule 10b-5 and state common law.

               On November 30, 1990, ISA moved to dismiss this complaint due to plaintiff's failure to make a pre-litigation demand on ISA's board of directors. All other defendants, including Bear Stearns, joined this motion to dismiss by letter. The motion is currently pending.

               Discovery is proceeding in these actions.

               Bear Stearns denies all allegations of wrongdoing asserted against it in these litigations, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               Thanksgiving Tower Partners et al. v. Anros Thanksgiving
               ----------------------------------    ------------------
     Partners.  On February 8, 1989, Thanksgiving Tower Partners ("TTP")
     --------
     and two limited partnerships that are general partners of TTP commenced an action against Anros Thanksgiving Partners ("Anros") in the United States District Court for the Northern District of Texas. Bear Stearns Real Estate Group Inc. ("Real Estate Group"), an affiliate of the Company, was during the relevant time period the managing general partner of one of the two limited partnerships referred to above (the interest of Real Estate Group as managing general partner of this limited partnership was transferred on September 21, 1988 to another affiliate of the Company). The complaint seeks a declaratory judgment declaring that plaintiffs acted properly in drawing on a $5 million letter of credit after Anros breached contractual obligations in connection with the purchase of an office building in Dallas, Texas. These contractual obligations arose out of a June 18, 1988 agreement between the two partners in TTP referred to above and Anros, providing that Anros would contribute approximately $50 million in capital for the down payment on the office building and various other closing costs, and would be admitted as a third partner in TTP upon satisfaction of these and other conditions.

               On March 8, 1989, Anros filed a third party complaint against plaintiffs and Real Estate Group, alleging that plaintiffs and Real Estate Group breached various agreements with Anros, interfered with its business relations, engaged in intentional and negligent misrepresentation, and breached fiduciary duties owed to Anros. Anros seeks as yet undetermined damages alleged to exceed $200 million punitive damages of $50 million specific enforcement of certain contractual obligations, and declara-tory relief.

               On March 28, 1989, plaintiffs and Real Estate Group filed an answer to the third party complaint denying liability and asserting affirmative defenses. Anros' primary counsel subsequently withdrew from representation of Anros, and, after Anros failed to comply with court-ordered deadlines regarding retention of counsel and discovery, the court dismissed all of Anros' claims. Anros appealed the dis-missal of its claims to the United States Court of Appeals for the Fifth Circuit, which reversed the dismissal on February 5, 1993 and remanded the action for a hearing to consider lesser sanctions and for trial. The district court has not yet considered the sanctions issue that was remanded by the Fifth Circuit.

               On March 30, 1994, the court granted summary judgment in favor of Real Estate Group, and on May 13, 1994, the court issued an opinion explaining its decision. The court also awarded Real Estate Group costs and attorneys' fees, in an amount not yet decided. On August 18, 1994, the court denied a motion for reconsideration. An appeal is pending.

               Real Estate Group denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               The Company or a subsidiary of the Company also has been named as a defendant in numerous other civil actions arising out of its activities as a broker and dealer in securities, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Several of these actions allege damages in large or indeterminate amounts, and some of these actions are class actions. With respect to claims involving the Partnership, Bear Stearns has assumed from the Partnership, and has agreed to indemnify the Partnership against, the Partnership's liability, if any, arising out of all legal proceedings to which the Partnership is or was named as a party. In view of the number and diversity of all of the claims referred to in this paragraph and above, the number of jurisdictions in which these claims are pending and the inherent difficulty of predicting the outcome of these claims, the Company cannot state what the eventual outcome of these claims will be. The Company is con-testing the allegations in these lawsuits, and believes that there are meritorious defenses in these lawsuits.

               The Company is also involved from time to time in investigations and proceedings by governmental and self-regulatory agencies.

     Item 4. Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------
               None.

     Executive Officers of the Company
     ---------------------------------
               The following table sets forth certain information concerning executive officers of the Company as of September 15, 1995.



                                   AGE AS OF
                                 SEPTEMBER 15,    PRINCIPAL OCCUPATION
      NAME                           1995         AND DIRECTORSHIPS HELD
      ----                       --------------   ----------------------
      Alan C. Greenberg                68         Chairman of the Board of the
                                                  Company and Bear Stearns and
                                                  Chairman of the Executive
                                                  Committee of the Company's Board
                                                  of Directors (the "Executive
                                                  Committee"); Director, Petrie
                                                  Stores Inc.

      James E. Cayne                   61         President and Chief Executive
                                                  Officer of the Company and Bear
                                                  Stearns, member of the Executive
                                                  Committee and Chairman of the
                                                  Management and Compensation
                                                  Committee of the Company's Board
                                                  of Directors (the "Management and
                                                  Compensation Committee")

      Mark E. Lehman                   44         Executive Vice President of the
                                                  Company and Bear Stearns and
                                                  member of the Executive Committee

      Alan D. Schwartz                 45         Executive Vice President of the
                                                  Company and Bear Stearns and
                                                  member of the Executive Committee
                                                  and the Management and
                                                  Compensation Committee; Director,
                                                  Daka International, Inc. and
                                                  Protein Databases, Inc.

      Warren J. Spector                37         Executive Vice President of the
                                                  Company and Bear Stearns and
                                                  member of the Executive Committee
                                                  and the Management and
                                                  Compensation Committee

      Michael L. Tarnopol              59         Executive Vice President of the
                                                  Company and Bear Stearns and
                                                  member of the Executive Committee;
                                                  Director, The Leslie Fay
                                                  Companies, Inc.

      Richard Harriton                 60         Senior Managing Director of Bear
                                                  Stearns and member of the
                                                  Management and Compensation
                                                  Committee

      Michael Minikes                  52         Treasurer of the Company and Bear
                                                  Stearns; Director, Depository
                                                  Trust Company












                                   AGE AS OF
                                 SEPTEMBER 15,    PRINCIPAL OCCUPATION
      NAME                           1995         AND DIRECTORSHIPS HELD
      ----                       --------------   ----------------------
      William J. Montgoris             48         Chief Operating Officer and Chief
                                                  Financial Officer of the Company
                                                  and Bear Stearns and member of the
                                                  Management and Compensation
                                                  Committee

      Robert M. Steinberg              50         Senior Managing Director of Bear
                                                  Stearns and member of the
                                                  Management and Compensation
                                                  Committee

      Samuel L. Molinaro, Jr.          37         Senior Vice President - Finance of
                                                  the Company and Bear Stearns

      Michael J. Abatemarco            48         Controller of the Company and Bear
                                                  Stearns

      Frederick B. Casey               56         Assistant Treasurer of the Company
                                                  and Bear Stearns

      Kenneth L. Edlow                 54         Secretary of the Company and Bear
                                                  Stearns

                  Except as indicated below, each of the executive officers of the Company has been a Senior Managing Director of Bear Stearns for more than the past five years.

               Mr. Greenberg has been Chairman of the Board of the Company for more than the past five years. Mr. Greenberg was Chief Executive Officer of the Company and Bear Stearns from the Company's inception until July 1993.

               Mr. Cayne has been Chief Executive Officer of the Company and Bear Stearns since July 1993. Mr. Cayne has been President of the Company for more than the past five years.

               Mr. Lehman became an Executive Vice President of the Company on September 7, 1995. Prior thereto, Mr. Lehman was Senior Vice President - General Counsel of Bear Stearns for more than the past five years. Mr. Lehman is General Counsel of the Company and Bear Stearns.

               Mr. Schwartz has been an Executive Vice President of the Company for more than the past five years. Mr. Schwartz is Chairman of Bear Stearns' Investment Banking Policy Committee.

               Mr. Spector became an Executive Vice President of the Company in November 1992. Prior thereto, Mr. Spector was involved in the management of Bear Stearns' Mortgage Department for more than the past five years. Mr. Spector is responsible for all fixed income activities of Bear Stearns.

               Mr. Tarnopol has been Executive Vice President of the Company for more than the past five years. Mr. Tarnopol is Chairman of the Investment Banking Division of Bear Stearns and a member of its Investment Banking Policy Committee.

               Mr. Harriton has been in charge of the Company's correspondent clearing services (through BSSC since July 1, 1991 and previously through Bear Stearns) for more than the past five years. Mr. Harriton has been President of BSSC since its inception.

               Mr. Minikes has been Treasurer of the Company and Bear Stearns for more than the past five years.

               Mr. Montgoris has been Chief Operating Officer of the Company and Bear Stearns since August 1993. Mr. Montgoris has been Chief Financial Officer of the Company and Bear Stearns for more than the past five years.

               Mr. Steinberg has been co-head of Bear Stearns' Risk Arbitrage Department for more than the past five years. Mr. Steinberg has been Chairman of the Credit Policy Committee of Bear Stearns since October 1992.

               Mr. Molinaro has been Senior Vice President-Finance of the Company and Bear Stearns since September 8, 1993 and a Senior Managing Director of Bear Stearns since September 14, 1993. Mr. Molinaro served as Assistant Controller of Bear Stearns from July 10, 1989 to September 7, 1993 and prior thereto was a member of Bear Stearns' Accounting Department. Mr. Molinaro was a Managing Director of Bear Stearns from September 4, 1990 to September 13, 1993.

               Mr. Abatemarco has been Controller of the Company and Bear Stearns for more than the past five years.

               Mr. Casey has been Assistant Treasurer of the Company and of Bear Stearns for more than the past five years.

               Mr. Edlow has been Secretary of the Company and of Bear Stearns and a member of the Company's Administration Department for more than the past five years.

               Officers serve at the discretion of the Board of Directors.

                                PART II


     Item 5.  Market for Registrant's Common Equity and
              -----------------------------------------
              Related Stockholder Matters.
              ---------------------------
               The information required to be furnished pursuant to this
     item is set forth under the caption "Price Range of Common Stock and Dividends" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


     Item 6.  Selected Financial Data.
              -----------------------
               The information required to be furnished pursuant to this
     item is set forth under the caption "Selected Financial Data" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


     Item 7.  Management's Discussion and Analysis of
              ---------------------------------------
             Financial Condition and Results of Operation.
             --------------------------------------------
               The information required to be furnished pursuant to this
     item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


     Item 8.  Financial Statements and Supplementary Data.
              -------------------------------------------
               The information required to be furnished pursuant to this
     item is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in the Annual Report. Such information and the Independent Auditors' Report in the Annual Report are incorporated herein by reference to Exhibit No. (13) of this report.


     Item 9.  Changes in and Disagreements with Accountants on
              ------------------------------------------------
             Accounting and Financial Disclosure.
             -----------------------------------
              None.

                         PART III


     Item 10.  Directors and Executive Officers of the
               ---------------------------------------
               Registrant.
               ----------
               The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1995 Annual Meeting of Stockholders to be held on October 30, 1995, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.


     Item 11.  Executive Compensation.
               ----------------------
               The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" of the Proxy Statement, and is incorporated herein by reference.


     Item 12.  Security Ownership of Certain Beneficial Owners
               -----------------------------------------------
               and Management.
               --------------
               The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.


     Item 13.  Certain Relationships and Related Transactions.
               ----------------------------------------------
               The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions" of the Proxy Statement, and is incorporated herein by reference.

                                PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and
               --------------------------------------------
               Reports on Form 8-K.
               -------------------
               (a) List of Financial Statements, Financial Statement Schedules and Exhibits:


     Financial Statements:
     --------------------
               The financial statements required to be filed hereunder are listed on page F-1 hereof.


     Financial Statement Schedules:
     -----------------------------
               The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.


     Executive Compensation Plans and Arrangements:
     ---------------------------------------------
          1985 Stock Option Plan, as amended (filed as Exhibit (10)(a)(1) to the registrant's registration statement on Form S-1 (File No. 33-15948)).

          Employee Convertible Debenture Purchase Plan (filed as Exhibit A to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on September 21, 1987).

          1989 Deferred Compensation Plan for Executive Officers (filed as Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 29, 1990).

          Management Compensation Plan, as amended and restated as of July 1, 1994 (filed as Exhibit 10(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

          Fiscal year 1996 performance standards under the Management Compensation Plan, adopted September 7, 1995, subject to approval of Stockholders at the 1995 Annual Meeting (filed herewith).

          Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of July 1, 1993 (the "CAP Plan") (filed as Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 25, 1993).

          Amendment to the CAP Plan, adopted April 14, 1994 (filed as
          Exhibit 10(a)(6) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

          Amendment to the CAP Plan, adopted September 1, 1994 (filed as
          Exhibit 10(a)(7) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

          Amendment to CAP Plan, adopted August 7, 1995, certain provisions of which are subject to the approval of the stockholders at the 1995 Annual Meeting (filed herewith).

     Exhibits:
     --------
     (3)(a)(1) Restated Certificate of Incorporation of the registrant, filed September 11, 1985 (incor-porated by reference to Exhibit No. (4)(a)(1) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(2) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(2) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(3) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(3) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(4) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incor-poration of the registrant, filed February 14, 1986 (incorporated by reference to Exhibit
                   No. (4)(a)(4) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(5) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed September 18, 1986 (incorporated by refer-ence to Exhibit No. (4)(a)(5) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(6) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed February 19, 1987 (incorporated by refer-ence to Exhibit No. (4)(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(7) Certificate of Correction to the Restated Cer-tificate of Incorporation of the registrant, filed February 25, 1987 (incorporated by refer-ence to Exhibit No. (4)(a)(7) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(8) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incorpora-tion of the registrant, filed October 27, 1988 (incorporated by reference to Exhibit No.
                   (4)(a)(8) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(9) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed November 6, 1989 (incorporated by reference to Exhibit No. (4)(a)(9) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(10) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed November 7, 1990 (incorporated by reference to Exhibit No. (4)(a)(10) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(11) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed November 10, 1992 (incorporated by refer-ence to Exhibit No. (4)(a)(11) to the regis-trant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(12) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed March 23, 1993 (incorporated by reference to Exhibit No. (4)(a)(12) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(13) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed July 22, 1993 (incorporated by reference to Exhibit No. (4)(a)(13) to the registrant's regis-tration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(14) Form of Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 4.4 to the registrant's registration statement on Form 8-A filed on February 23,
                   1994).

     (3)(b) Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit No. (3)(b) to registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1991 and Exhibit No. (3)(b) to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1992).

     (4)(a) Indenture, dated as of April 13, 1989, between the registrant and Citibank, N.A., as trustee (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-3 (File No. 33-27713)).

     (4)(b) Indenture, dated as of May 31, 1991, between the registrant and Manufacturers Hanover Trust Company, as trustee (incorporated by reference to Exhibit No. (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).

     (4)(c) Except as set forth in (4)(a) and 4(b) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section
                   (b)(4)(iii) of Item 601 of Regulation S-K.
                   Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

     (4)(d) Form of Deposit Agreement (incorporated by reference to Exhibit (4)(d) to the registrant's registration statement on Form S-3 (File No.
                   33-59140)).

     (10)(a)(1) 1985 Stock Option Plan, as amended (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-1 (File No. 33-15948)).

     (10)(a)(2) Employee Convertible Debenture Purchase Plan (incorporated by reference to Exhibit A to the registrant's proxy statement furnished to stock-holders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on September 21, 1987).

     (10)(a)(3) 1989 Deferred Compensation Plan for Executive Officers (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 29, 1990).

     (10)(a)(4) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit 10(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

     (10)(a)(5) Fiscal year 1996 performance standards under the Management Compensation Plan, adopted
                   September 7, 1995, subject to approval of Stockholders at the 1995 Annual Meeting.

     (10)(a)(6) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of July 1, 1993 (the "CAP Plan") (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 25, 1993).

     (10)(a)(7) Amendment to the CAP Plan, adopted April 14, 1994 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

     (10)(a)(8) Amendment to the CAP Plan, adopted September 1, 1994, (incorporated by reference to Exhibit 10(a)(7) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                   1994)

     (10)(a)(9) Amendment to CAP Plan, adopted August 7, 1995, certain provisions of which are subject to approval of the stockholders at the 1995 Annual Meeting.

     (10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One Metrotech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

     (10)(b)(2) Lease, dated as of March 6, 1987, among Olympia & York 245 Lease Company, 245 Park Avenue Company and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit (10)(c)(2) to the registrant's registration statement on Form S-1 (File No. 33-15948)).

     (10)(b)(3) Lease, dated as of August 26, 1994, between Tenth City Associates and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 10(b)(3) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                   1994).

     (11)          Statement re: computation of per share earnings.

     (12) Statement re: computation of ratio of earnings to fixed charges.

     (13) 1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

     (21)          Subsidiaries of the registrant.

     (23)          Consent of Deloitte & Touche LLP.

     (27)          Financial Data Schedule.

                   (b)  Reports on Form 8-K.  The Company filed the
                        -------------------
                   following Current Report on Form 8-K during the last quarter of the period covering this report:

                                 A Current Report on Form 8-K dated
                                 April 19, 1995, pertaining to the
                                 registrant's results of operations
                                 for the three months and nine
                                 months ended March 31, 1995 and to
                                 the declaration of dividends.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1995.

                                   THE BEAR STEARNS COMPANIES INC.
                                   -------------------------------
                                        (Registrant)


                              By:  /s/ William J. Montgoris
                                   ------------------------
                                    William J. Montgoris
                                    Chief Operating Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 1995.


               NAME                             TITLE
               ----                             -----



     /s/ Alan C. Greenberg                 Chairman of the Board;
     ---------------------------------
     Alan C. Greenberg                     Director



     /s/ James E. Cayne                    President and Chief
     ---------------------------------     Executive Officer;
     James E. Cayne                        Director




     /s/ William J. Montgoris              Chief Operating
     ---------------------------------     Officer and Chief Financial
     William J. Montgoris                  Officer (Principal
                                           Financial Officer);
                                           Director



                                           Executive Vice
     ---------------------------------     President; Director
     Michael L. Tarnopol

               NAME                             TITLE
               ----                             -----


                                           Executive Vice
     ---------------------------------     President; Director
     Alan D. Schwartz



     /s/ Warren J. Spector                 Executive Vice
     ---------------------------------     President; Director
     Warren J. Spector



     /s/ Mark E. Lehman                    Executive Vice
     ---------------------------------     President; Director
     Mark E. Lehman



                                           Treasurer; Director
     ---------------------------------
     Michael Minikes



     /s/ E. Garrett Bewkes, III            Director
     ---------------------------------
     E. Garrett Bewkes, III



                                           Director
     ---------------------------------
     Denis A. Bovin



     /s/ Peter D. Cherasia                 Director
     ---------------------------------
     Peter D. Cherasia



     /s/ Stephen M. Cunningham             Director
     ---------------------------------
     Stephen M. Cunningham



                                           Director
     ---------------------------------
     Kevin J. Finnerty



     /s/ Grace J. Fippinger                Director
     ---------------------------------
     Grace J. Fippinger

               NAME                             TITLE
               ----                             -----

     /s/ Carl D. Glickman                  Director
     -----------------------------------
     Carl D. Glickman



     /s/ Thomas R. Green                   Director
     -----------------------------------
     Thomas R. Green



     /s/ Rev. Donald J. Harrington, C.M.   Director
     -----------------------------------
     Rev. Donald J. Harrington, C.M.



     /s/ Richard Harriton                  Director
     -----------------------------------
     Richard Harriton



     /s/ Daniel L. Keating                 Director
     -----------------------------------
     Daniel L. Keating



     /s/ John W. Kluge                     Director
     -----------------------------------
     John W. Kluge



     /s/ David A. Liebowitz                Director
     -----------------------------------
     David A. Liebowitz



                                           Director
     -----------------------------------
     Bruce M. Lisman



     /s/ Donald R. Mullen, Jr.             Director
     -----------------------------------
     Donald R. Mullen, Jr.



     /s/ Frank T. Nickell                  Director
     -----------------------------------
     Frank T. Nickell

               NAME                             TITLE
               ----                             -----

     /s/ Craig M. Overlander               Director
     ---------------------------------
     Craig M. Overlander



     /s/ Stephen E. Raphael                Director
     ---------------------------------
     Stephen E. Raphael



     /s/ E. John Rosenwald, Jr.            Director
     ---------------------------------
     E. John Rosenwald, Jr.



     /s/ Frederic V. Salerno               Director
     ---------------------------------
     Frederic V. Salerno



     /s/ Robert M. Steinberg               Director
     ---------------------------------
     Robert M. Steinberg



     /s/ Vincent Tese                      Director
     ---------------------------------
     Vincent Tese



                                           Director
     ---------------------------------
     Fred Wilpon



                                           Director
     ---------------------------------
     Uzi Zucker



     /s/ Michael J. Abetemarco             Controller
     ---------------------------------
     Michael J. Abatemarco



     /s/ Samuel L. Molinaro, Jr.           Senior Vice President
     ---------------------------------     Finance (Principal
     Samuel L. Molinaro, Jr.               Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS 14 (a) (1) and 14 (a) (2)

     Financial Statements                               Page Reference
     --------------------
                                                              Annual
                                                  Form 10-K  Report *
                                                  ---------  --------
     Independent Auditors' Report                               55

     The Bear Stearns Companies Inc.
     -------------------------------
     (i)   Consolidated Statements of Income-
            fiscal years ended
            June 30, 1995, 1994 and 1993                        35

     (ii)  Consolidated Statements of Financial
            Condition at June 30, 1995 and 1994                 36

     (iii) Consolidated Statements of Cash Flows-
            fiscal years ended
            June 30, 1995, 1994 and 1993                        37

     (iv)  Consolidated Statements of Changes in
            Stockholders' Equity - fiscal years
            ended June 30, 1993, 1994 and 1995                 38-39

     (v)   Notes to Consolidated Financial
            Statements                                         40-54

     Financial Statement Schedules
     -----------------------------
           Independent Auditors' Report              F-2

     III   Condensed financial information of
            registrant                            F-3 - F-6

     VIII  Valuation and qualifying accounts         F-7

     IX    Short-term borrowings                     F-8

      * Incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders.

          All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

     DELOITTE &
     TOUCHE LLP

     INDEPENDENT AUDITORS' REPORT
     ----------------------------

     To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:


     We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and Subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 25, 1995; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Bear Stearns Companies Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



     DELOITTE & TOUCHE LLP
     New York, New York
     August 25, 1995

                                                               SCHEDULE III


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)


                                                            Fiscal Year      Fiscal Year      Fiscal Year
                                                               Ended            Ended            Ended
                                                           June 30, 1995    June 30, 1994    June 30, 1993
                                                           -------------    -------------    -------------
        Revenues
          Interest
            Coupon                                          $     8,397      $     8,851       $   15,176
            Intercompany                                        711,701          361,824          179,213
          Other                                                  52,444           49,056           34,528
                                                               --------         --------          -------
                                                                772,542          419,731          228,917
                                                               --------         --------          -------
        Expenses
          Interest                                              743,730          415,794          215,303
          Other                                                  51,788           48,108           40,149
                                                               --------         --------          -------
                                                                795,518          463,902          255,452
                                                               --------         --------          -------
        Loss before provision
          for (benefit from) income taxes
          and equity in earnings of
          subsidiaries                                          (22,976)         (44,171)         (26,535)
        Provision for (benefit from)
          income taxes                                            2,427          (15,320)         (11,473)
                                                               --------         --------          -------
        Loss before equity in
          earnings of subsidiaries                              (25,403)         (28,851)         (15,062)
        Equity in earnings of
          subsidiaries                                          266,014          415,816          377,509
                                                               --------         --------          -------
        Net income                                          $   240,611      $   386,965      $   362,447
                                                               ========         ========          =======

        See Notes to Condensed Financial Information.


                                                               SCHEDULE III


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                             June 30,                  June 30,
                                                                               1995                      1994
                                                                            ----------                ----------
        ASSETS
        Cash                                                                $     2,028               $       861
        Receivables from subsidiaries                                        12,119,142                10,805,511
        Investments in subsidiaries, at equity                                2,421,957                 2,238,258
        Property, equipment and leasehold improvements,
           net of accumulated depreciation and amortization
           of $214,398 in 1995 and $170,020 in 1994                             246,111                   224,103
        Other assets                                                            258,189                   240,961
                                                                             ----------                ----------
                 Total Assets                                               $15,047,427               $13,509,694
                                                                             ==========                ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Short-term borrowings                                               $ 8,224,457               $ 7,576,097
        Payables to subsidiaries                                                221,607                   222,084
        Other liabilities                                                       188,958                   136,851
                                                                             ----------                ----------
                                                                              8,635,022                 7,935,032
                                                                             ----------                ----------
        Long-term borrowings                                                  4,059,944                 3,408,096
                                                                             ----------                ----------
        STOCKHOLDERS' EQUITY
        Preferred stock, $1.00 par value; 10,000,000 shares
         authorized:
           Adjustable Rate Cumulative Preferred Stock,
             Series A; $50 liquidation preference; 3,000,000
             shares issued                                                      150,000                   150,000
           Cumulative Preferrred Stock, Series B; $200
             liquidation preference; 937,500 shares
             issued and outstanding                                             187,500                   187,500
           Cumulative Preferred Stock, Series C; $200
             liquidation preference; 500,000 shares
             issued and outstanding                                             100,000                   100,000
        Common stock, $1.00 par value; 200,000,000 shares
           authorized; 152,202,724 shares and 144,965,094
           shares issued in 1995 and 1994, respectively                         152,203                   144,965
        Paid-in capital                                                       1,557,237                 1,447,066
        Retained earnings                                                       430,330                   388,685
        Capital Accumulation Plan                                               344,338                   275,415
        Treasury stock, at cost -
           Adjustable Rate Cumulative Preferred
             Stock, Series A; 2,118,550 shares in 1995 and
             1994, respectively                                                 (85,507)                  (85,507)
           Common stock; 34,866,529 shares in 1995 and
             31,525,939 shares in 1994                                         (458,193)                 (410,882)
        Note receivable from ESOP Trust                                         (25,447)                  (30,676)
                                                                             ----------                ----------
        Total Stockholders' Equity                                            2,352,461                 2,166,566
                                                                             ----------                ----------
        Total Liabilities and Stockholders' Equity                          $15,047,427               $13,509,694
                                                                             ==========                ==========

        See Notes to Condensed Financial Information.

                                                               SCHEDULE III


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                              Fiscal Year    Fiscal Year      Fiscal Year
                                                                 Ended          Ended            Ended
                                                             June 30, 1995  June 30, 1994    June 30, 1993
                                                             -------------  -------------    -------------
        Cash flows from operating
           activities:
        Net income                                           $    240,611    $   386,965     $   362,447
        Adjustments to reconcile net
          income to cash used in
          operating activities:
            Equity in earnings of
              subsidiaries, net of dividends
              received                                           (193,724)      (344,529)       (302,317)
            Other                                                  65,118         48,783          44,409
        (Increases) decreases in assets:
          Receivables from subsidiaries                        (1,313,631)    (3,110,390)     (3,323,849)
          Investments in subsidiaries,
            net                                                    10,025        (40,231)        (10,240)
          Other assets                                            (18,744)      (105,226)        (95,698)
        Increases (decreases) in liabilities:
          Payables to subsidiaries                                   (477)       117,956          93,484
          Other liabilities                                        48,042        (13,896)         51,666
                                                               ----------     ----------      ----------
        Cash used in operating
          activities                                           (1,162,780)    (3,060,568)     (3,180,098)
                                                               ----------     ----------      ----------
        Cash flows from financing activities:
        Net proceeds from issuance of
          Cumulative Preferred Stock                                 -            96,689         181,307
        Net proceeds from short-term
          borrowings                                              648,360      1,584,682       2,175,100
        Issuance of long-term borrowings                        1,040,090      1,795,979         840,347
        Capital Accumulation Plan                                  68,923        137,084         138,331
        Other common stock transactions                            36,725          3,733           2,577
        Note repayment from ESOP Trust                              5,229          4,841           4,483
        Payments for:
          Retirement of Senior Notes                             (400,300)      (273,000)
          Treasury stock purchases                                (70,373)      (147,763)       (140,504)
        Cash dividends paid                                       (92,642)       (90,769)        (66,425)
                                                               ----------     ----------      ----------
        Cash provided by financing
          activities                                            1,236,012      3,111,476       3,135,216
                                                               ----------     ----------      ----------
        Cash flows from investing activities:
        Purchases of property, equipment and
          leasehold improvements                                  (81,282)       (65,473)        (50,429)
        Purchases of investment securities
          and other assets                                           -           (17,192)        (11,030)
        Proceeds from sale of investment
          securities and other assets                               9,217         31,928         105,989
                                                                ---------     ----------      ----------
        Cash (used in) provided by
          investing activities                                    (72,065)       (50,737)         44,530
                                                                ---------     ----------      ----------
        Net increase (decrease) in cash                             1,167            171            (352)
        Cash, beginning of year                                       861            690           1,042
                                                                ---------     ----------       ---------
        Cash, end of year                                      $    2,028    $       861      $      690
                                                                =========     ==========       =========

        See Notes to Condensed Financial Information.

                                                               SCHEDULE III


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 (In thousands)


     1.   GENERAL

          The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the consolidated financial statements of The Bear Stearns Companies Inc. and the notes thereto incorporated by reference in this report.

     2.   DIVIDENDS RECEIVED FROM SUBSIDIARIES

          The Company received from its consolidated subsidiaries cash dividends of $72,215, $71,270, and $75,192 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

     3.   STATEMENT OF CASH FLOWS

          Income taxes paid (consolidated) totaled $125,627, $276,565 and $223,550 in the fiscal years ended June 30, 1995, 1994 and 1993, respectively. Cash payments for interest approximated interest expense for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

                                                              SCHEDULE VIII



                         THE BEAR STEARNS COMPANIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                 (In thousands)


                                                                    Charged to
                                              Balance at            Costs and                          Balance at
            Description                   Beginning of Period        Expenses        Deductions       End of Period
            -----------                   -------------------       ----------       ----------       -------------
        Allowance for Doubtful
          Accounts:

           Year ended June 30, 1995                $42,053            $16,479         $(4,357)           $54,175

           Year ended June 30, 1994                 35,479             12,871          (6,297)            42,053

           Year ended June 30, 1993                 36,727              1,059          (2,307)            35,479



                                                                SCHEDULE IX


                         THE BEAR STEARNS COMPANIES INC.
                              SHORT-TERM BORROWINGS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                             (Dollars in thousands)


                                                                      Maximum           Average
                                                     Weighted        month-end        month-end         Weighted
        Category                                     average           amount           amount          average
        of aggregate                                 interest       outstanding      outstanding       interest
        short-term                 Balance at      rate at end         during           during         rate during
        borrowings (1)            end of period     of period        the period       the period      the period (2)
        --------------            -------------    -----------      ------------     ------------     --------------
        Bank loans-
         June 30, 1995            $   731,220         7.24%         $ 1,795,419      $   993,208          5.44%
         June 30, 1994                294,214         6.20%           2,868,691        1,372,245          3.61%
         June 30, 1993                127,479         4.69%           1,630,019          383,298          3.70%

        Medium-Term Notes-
         June 30, 1995            $ 3,915,282         6.29%         $ 3,915,282      $ 3,607,199          5.64%
         June 30, 1994              3,892,191         4.43%           3,892,191        3,107,130          3.65%
         June 30, 1993              1,587,255         3.54%           1,587,255        1,062,730          3.77%

        Commercial paper-
         June 30, 1995            $ 3,924,275         6.07%         $ 4,971,508      $ 4,551,651          5.38%
         June 30, 1994              3,673,906         4.39%           4,496,000        4,275,000          3.46%
         June 30, 1993              4,404,160         3.27%           4,404,160        3,387,155          3.43%

        Securities sold
         under agreements
         to repurchase-
         June 30, 1995            $29,584,724         6.10%         $37,770,952      $30,856,283          5.30%
         June 30, 1994             26,863,122         3.22%          39,789,202       30,166,372          3.20%
         June 30, 1993             22,058,354         2.98%          30,080,950       25,333,785          2.98%

        (1)      The general terms of each category of aggregate short-term borrowings are contained in the Notes to
                 Consolidated Financial Statements appearing under the captions "Summary of Significant Accounting
                 Policies" and "Short-Term Financing" of the Annual Report incorporated elsewhere herein by reference.
        (2)      The weighted average interest rate during the period was computed based upon the average amounts outstanding daily.

                                  EXHIBIT INDEX
                                  -------------
     Exhibit No.                     Exhibit
     -----------                     -------

     (3)(a)(1) Restated Certificate of Incorporation of the registrant, filed September 11, 1985 (incor-porated by reference to Exhibit No. (4)(a)(1) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(2) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(2) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(3) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(3) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(4) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incor-poration of the registrant, filed February 14, 1986 (incorporated by reference to Exhibit
                   No. (4)(a)(4) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(5) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed September 18, 1986 (incorporated by refer-ence to Exhibit No. (4)(a)(5) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(6) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed February 19, 1987 (incorporated by refer-ence to Exhibit No. (4)(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(7) Certificate of Correction to the Restated Cer-tificate of Incorporation of the registrant, filed February 25, 1987 (incorporated by refer-ence to Exhibit No. (4)(a)(7) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     Exhibit No.                     Exhibit
     -----------                     -------

     (3)(a)(8) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incorpora-tion of the registrant, filed October 27, 1988 (incorporated by reference to Exhibit No.
                   (4)(a)(8) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(9) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed November 6, 1989 (incorporated by reference to Exhibit No. (4)(a)(9) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(10) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed November 7, 1990 (incorporated by reference to Exhibit No. (4)(a)(10) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(11) Certificate of Amendment to the Restated Cer-tificate of Incorporation of the registrant, filed November 10, 1992 (incorporated by refer-ence to Exhibit No. (4)(a)(11) to the regis-trant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(12) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed March 23, 1993 (incorporated by reference to Exhibit No. (4)(a)(12) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(13) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed July 22, 1993 (incorporated by reference to Exhibit No. (4)(a)(13) to the registrant's regis-tration statement on Form S-8 (File No. 33-49979)).

     (3)(a)(14) Form of Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 4.4 to the registrant's registration statement on Form 8-A filed on February 23,
                   1994).

     (3)(b) Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit No. (3)(b) to registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1991 and Exhibit No. (3)(b) to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1992).

     Exhibit No.                     Exhibit
     -----------                     -------

     (4)(a) Indenture, dated as of April 13, 1989, between the registrant and Citibank, N.A., as trustee (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-3 (File No. 33-27713)).

     (4)(b) Indenture, dated as of May 31, 1991, between the registrant and Manufacturers Hanover Trust Company, as trustee (incorporated by reference to Exhibit No. (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).

     (4)(c) Except as set forth in (4)(a) and 4(b) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section
                   (b)(4)(iii) of Item 601 of Regulation S-K.
                   Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

     (4)(d) Form of Deposit Agreement (incorporated by reference to Exhibit (4)(d) to the registrant's registration statement on Form S-3 (File No.
                   33-59140)).

     (10)(a)(1) 1985 Stock Option Plan, as amended (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-1 (File No. 33-15948)).

     (10)(a)(2) Employee Convertible Debenture Purchase Plan (incorporated by reference to Exhibit A to the registrant's proxy statement furnished to stock-holders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on September 21, 1987).

     (10)(a)(3) 1989 Deferred Compensation Plan for Executive Officers (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 29, 1990).

     (10)(a)(4) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit 10(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

     (10)(a)(5) Fiscal year 1996 performance standards under the Management Compensation Plan, adopted Septem-ber 7, 1995, subject to approval of Stockholders at the 1995 Annual Meeting.

     Exhibit No.                     Exhibit
     -----------                     -------

     (10)(a)(6) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of July 1, 1993 (the "CAP Plan") (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 25, 1993).

     (10)(a)(7) Amendment to the CAP Plan, adopted April 14, 1994 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

     (10)(a)(8) Amendment to the CAP Plan, adopted September 1, 1994 (incorporated by reference to Exhibit 10(a)(7) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                   1994).

     (10)(a)(9) Amendment to CAP Plan, adopted August 7, 1995, certain provisions of which are subject to approval of the stockholders at the 1995 Annual Meeting.

     (10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One Metrotech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

     (10)(b)(2) Lease, dated as of March 6, 1987, among Olympia & York 245 Lease Company, 245 Park Avenue Company and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit (10)(c)(2) to the registrant's registration statement on Form S-1 (File No. 33-15948)).

     (10)(b)(3) Lease, dated August 26, 1994, between Tenth Avenue Associates and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 10(b)(3) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                   1994).

     (11)          Statement re: computation of per share earnings.

     (12) Statement re: computation of ratio of earnings to fixed charges.

     (13) 1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

     Exhibit No.                     Exhibit
     -----------                     -------

     (21)          Subsidiaries of the registrant.

     (23)          Consent of Deloitte & Touche LLP.

     (27)          Financial Data Schedule.