Form 10-Q
period 1995-09-29
BEAR STEARNS COMPANIES INC
filed 1995-11-13
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q





      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  September 29, 1995

                                      or

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

      As of November 9, 1995, the latest practicable date, there were 118,779,062 shares of Common Stock, $1 par value, outstanding.


                               TABLE OF CONTENTS





Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Statements of Financial Condition at September 29, 1995 (Unaudited) and June 30, 1994.

            Consolidated Statements of Income (Unaudited) for the three-month periods ended September 29, 1995 and September 30, 1994.

            Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended September 29, 1995 and September 30, 1994.

            Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 6.     Exhibits and Reports on Form 8-K.

            Signatures.




















                        THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    Assets

                                              September 29,         June 30,
                                                 1995                1995
                                               (Unaudited)
                                              (In thousands, except share data)


Cash and cash equivalents                     $   406,359        $   700,501

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                             748,886          1,309,573

Securities purchased under agreements
  to resell                                    24,740,599         18,940,744

Securities borrowed                            24,531,550         24,632,088

Receivables
  Customers                                     6,454,507          5,993,772
  Brokers, dealers and others                   1,032,226            578,676
  Interest and dividends                          216,072            227,069

Financial instruments owned - at
  fair value                                   20,751,472         21,509,498

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                   310,109            312,867

Other assets                                      325,659            392,372

Total Assets                                  $79,517,439        $74,597,160


See Notes to Consolidated Financial Statements.












                              THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           Liabilities and Stockholders' Equity


                                               September 29,        June 30,
                                                    1995              1995
                                                 (Unaudited)
                                               (In thousands, except share data)


Short-term borrowings                           $ 9,299,870       $ 8,570,777
Securities sold under agreements
  to repurchase                                  31,906,733        29,584,724
Payables
  Customers                                      16,869,610        16,236,611
  Brokers, dealers and others                     1,521,342         1,167,311
  Interest and dividends                            343,166           311,101
Financial instruments sold, but not
  yet purchased - at fair value                  12,063,587        11,241,118
Accrued employee compensation and benefits          222,933           469,189
Other liabilities and accrued expenses              527,275           453,924

                                                 72,754,516        68,034,755
Commitments and Contingencies

Long-term Borrowings                              4,204,856         4,059,944

Preferred Stock Issued by Subsidiary                150,000           150,000

Stockholders' Equity
  Preferred Stock                                   437,500           437,500
  Common Stock, $1.00 par value:
    200,000,000 shares authorized;
    152,202,724 shares issued at
    September 29, 1995 and June 30, 1995            152,203           152,203
  Paid-in capital                                 1,562,750         1,557,237
  Retained earnings                                 500,232           430,330
  Capital Accumulation Plan                         328,740           344,338
  Treasury stock - at cost:
   Adjustable Rate Cumulative Preferred
    Stock, Series A - 2,118,550 shares at
     September 29, 1995 and June 30, 1995           (85,507)          (85,507)
    Common Stock - 34,560,390 and 34,866,529
    shares at September 29, 1995 and June 30,
     1995, respectively                            (462,404)         (458,193)
  Note receivable from ESOP Trust                   (25,447)          (25,447)
     Total Stockholders' Equity                   2,408,067         2,352,461

Total Liabilities and Stockholders' Equity      $79,517,439       $74,597,160

See Notes to Consolidated Financial Statements.





                              THE BEAR STEARNS COMPANIES INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                                                       Three Months Ended
                                                 September 29,    September 30,
                                                     1995             1994
                                              (In thousands, except share data)

Revenues
  Commissions                                     $    155,190       $   120,329
  Principal transactions                               269,915           178,796
  Investment banking                                    87,405            58,352
  Interest and dividends                               553,921           444,440
  Other income                                           8,003             6,508
    Total revenues                                   1,074,434           808,425
  Interest expense                                     456,945           374,800
  Revenues, net of interest expense                    617,489           433,625

Non-interest expenses
  Employee compensation and benefits                   306,997           231,029
  Floor brokerage, exchange
   and clearance fees                                   29,746            25,661
  Communications                                        22,498            21,326
  Occupancy                                             21,146            19,989
  Depreciation and amortization                         16,276            13,793
  Advertising and market development                    12,524            14,424
  Data processing and equipment                          8,981             8,407
  Other expenses                                        42,911            41,801
    Total non-interest expenses                        461,079           376,430

  Income before provision for
   income taxes                                        156,410            57,195
  Provision for income taxes                            62,564            21,734

  Net income                                       $    93,846       $    35,461

  Net income applicable to
   common shares                                   $    87,636       $    29,229

  Earnings per share                               $       .67       $       .23

  Weighted average common and
   common equivalent shares
   outstanding                                     136,934,498       135,135,285

  Cash dividends declared
   per common share                                $       .15       $       .15

                              THE BEAR STEARNS COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                           Three-Months Ended
                                                      September 29,           September 30,
                                                          1995                 1994
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $     93,846      $     35,461
 Adjustments to reconcile net income to
 cash used for operating activities:
    Depreciation and amortization                             16,276            13,793
    Deferred income taxes                                     (6,136)           (5,897)
    Other                                                      9,126             6,661
   (Increases) decreases in operating receivables:
    Securities borrowed                                      100,538        (2,573,032)
    Customers                                               (453,550)          505,802
    Brokers, dealers and others                             (460,735)          252,146
    Other                                                     35,870            (9,332)
    Increases (decreases) in operating payables:
    Customers                                                632,999          (246,198)
    Brokers, dealers and others                              352,885            96,075
    Other                                                     32,065               792
   (Increases) decreases in:
    Cash and securities deposited with clearing
      organizations or segregated in compliance
      with Federal regulations                               560,687         1,175,834
    Securities purchased under agreements to resell       (5,799,855)        2,824,608
    Financial instruments owned                              758,026        (2,276,382)
    Other assets                                              33,823            (6,564)
    Increases (decreases) in:
    Securities sold under agreements to repurchase         2,322,009            39,150
    Financial instruments sold, but not
     yet purchased                                           822,469           732,127
    Accrued employee compensation and benefits              (252,556)         (436,441)
    Other liabilities and accrued expenses                    74,473           (30,197)

Cash (used in) provided by operating activities           (1,127,740)           98,406

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                      729,093           586,510
Issuance of long-term borrowings                             370,918           272,114
Capital Accumultion Plan                                     (15,598)               -
Other common stock transactions                               20,828             3,619
Payments for:
  Retirement of Senior Notes                                (229,000)         (250,000)
  Treasury stock purchases                                   (21,149)          (37,578)
Cash dividends paid                                          (23,849)          (23,112)
Cash provided by financing activities                        831,243           551,553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements, net                                           (13,518)          (26,921)
Purchases of investment securities and other assets           (1,258)            1,982
Proceeds from sales of investment securities                  17,131            10,500
Cash provided by (used in) investing activities                2,355           (14,439)
Net (decrease)increase in cash and cash equivalents         (294,142)          635,520
Cash and cash equivalents, beginning of period               700 501           294,604

Cash and cash equivalents, end of period                $    406,359      $    930,124



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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows
    (in thousands):

                                                September 29,      June 30,
                                                    1995             1995
      Financial instruments owned:
        United States government and agency     $ 6,332,962      $ 8,688,713
        Non-US  government                        1,287,072        1,256,859
        State and municipal                         136,147          100,224
        Corporate equity and convertible debt     6,182,230        5,235,219
        Corporate debt                            2,501,417        2,723,564
        Derivative financial instruments          1,397,077        1,223,258
        Mortgages and other
           mortgage-backed securities             2,497,395        1,771,735
        Other                                       417,172          509,926
                                                $20,751,472      $21,509,498

      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $ 5,147,593      $ 6,111,612
        Non-US government                           987,174          765,230
        Corporate equity                          3,441,882        2,424,455
        Corporate debt                              981,939          781,792
        Derivative financial instruments          1,503,690        1,155,527
        Other                                         1,309            2,502
                                                $12,063,587      $11,241,118



                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES

     At September 29, 1995, the Company is contingently liable for unsecured letters of credit of approximately $1.4 billion and letters of credit of approximately $111.9 million secured by financial instruments owned by the Company, which are principally used as collateral for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.   NET CAPITAL REQUIREMENTS

     The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and those of other principal exchanges in which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is the net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At September 29, 1995, Bear Stearns' net capital of $1.39 billion exceeded the minimum requirement by $1.38 billion.

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

6.   CASH FLOW INFORMATION

     Cash payments for interest approximated interest expense for the three-months ended September 29, 1995 and September 30, 1994, respectively. Income taxes paid totaled $40.4 million and $37.8 million for the three-months ended September 29, 1995 and September 30, 1994, respectively.
                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to market, currency and interest rate risk. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars. Generally these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or to sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a defined price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

     In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional/contract amounts, which are not included on the balance sheet, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps and foreign exchange forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

     The following table represents the notional/contract amounts of the Company's outstanding derivative financial instruments at September 29, 1995 and June 30, 1995 (in billions):

                                                  Notional/Contract Amount
                                                September 29,       June 30,
                                                    1995              1995
     Interest Rate:
       Swap agreements                              $73.7             $68.5
       Futures contracts                             17.3              15.4

     Foreign Exchange:
       Futures contracts                              1.2                .7
       Forward contracts                              5.6               4.7
       Options held                                   2.0               2.1
       Options written                                2.0               1.8

     Mortgage-Backed Securities:
       Forward contracts                             23.9              28.1

     Equity:
       Swap agreements                                4.4               3.0
       Futures contracts                               .4                .3
       Options held                                   4.4               1.6
       Options written                                2.0               1.6





                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - continued

     The derivative instruments used in the Company's trading and dealer activities, are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in revenues derived from principal transactions. The fair values of derivative financial instruments held or issued for trading purposes and the average monthly fair value of the instruments are as follows (in millions):

                               Fair Value at                  Fair Value at
                             September 29, 1995               June 30, 1995
                            Assets      Liabilities        Assets   Liabilities

     Swap agreements        $  497         $  511          $  587      $  492
     Forward contracts         302            324             209         181
     Options held              598                            427
     Options written                          669                         483
     Total                  $1,397         $1,504          $1,223      $1,156

                               Average Fair Value(1)       Average Fair Value(1)
                              Assets      Liabilities    Assets    Liabilities


     Swap agreements        $  504         $  483          $  598      $  398
     Forward contracts         189            178             131         120
     Options held              500                            393
     Options written                          573                         262
     Total                  $1,193         $1,234          $1,122      $  780

<F1>
    (1) Average fair values represent monthly balances for the quarter ended September 29, 1995 and the fiscal year ended June 30, 1995.

     The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition, net of collateral held ("net replacement cost"). Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of over-the-counter contracts in a gain position at September 29, 1995, is approximately $353.2 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have in the past and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors including, economic and securities-market conditions, the level and volatility of interest rates, competitive conditions within the industry, and the size and timing of transactions. Moreover, the results of operations for a particular interim period may not be indicative of results to be expected for an entire fiscal year.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Three-Months Ended September 29, 1995
Compared to September 30, 1994

The September 1995 quarter was characterized by favorable debt and equity markets as a result of stabilized interest rates. Net income in the 1995 quarter was $93.8 million, an increase of 164.6% from the $35.5 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 42.4% to $617.5 million in the 1995 quarter from $433.6 million in the 1994 quarter. The increase was attributable to increases in all revenue categories particularly principal transactions. Earnings per share were $0.67 for the 1995 quarter versus $0.23 for the comparable 1994 quarter.

Commission revenues increased 29.0% in the 1995 quarter to $155.2 million from $120.3 million in the comparable 1994 quarter. Clearance, futures, institutional and retail commissions increased reflecting continued expansion of the correspondent business and higher levels of customer activity.

Revenues from principal transactions increased 51.0% in the 1995 quarter to $269.9 million from $178.8 million in the 1994 quarter, reflecting an increase in the Company's fixed-income and equity trading activities due to increased customer demand and improved market conditions.

The Company's principal transaction revenues by reporting categories including derivatives, are as follows (in thousands):

                                          September 29,        September 30,
                                              1995                 1994

      Fixed Income                          $129,181             $ 98,017
      Equity                                 108,761               64,194
      Foreign Exchange & Other
        Derivative Financial
        Instruments                           31,973               16,585

                                            $269,915             $178,796

Investment banking revenues increased 49.8% to $87.4 million in the 1995 quarter from $58.4 million in the 1994 quarter. This increase reflected both an increase in underwriting revenue attributable to increased levels of new issue volume related to both equity and debt issues and an increase in merger and acquisition fees.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 39.3% to $97.0 million in the 1995 quarter from $69.6 million in the 1994 quarter. This increase is attributable to higher levels of margin debt reflecting the continued expansion of customer activities in the correspondent business. Average quarterly margin debt increased to $18.5 billion in the 1995 quarter from $14.6 billion in the 1994 quarter. Average free credit balances increased to $5.7 billion in the 1995 quarter from $5.6 in the 1994 quarter.

Employee compensation and benefits increased 32.9% to $307.0 million in the 1995 quarter from $231.0 million in the comparable 1994 quarter. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1995 quarter. Employee compensation and benefits, as a percentage of net revenues, decreased to 49.7% in the 1995 quarter from 53.3% in the 1994 quarter.

All other expenses increased 6.0% to $154.1 million in the 1995 quarter from $145.4 million in the 1994 quarter. Floor brokerage, exchange and clearance fees increased 15.9% in the 1995 quarter from the 1994 quarter reflecting the increase in volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of communications, depreciation and occupancy costs reflecting the expansion of the Company's business activities.

The Company's effective tax rate increased to 40.0% in the 1995 quarter compared to 38.0% in the 1994 quarter due to increased state and local taxes.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked to market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist of resale agreements secured by US government and agency securities and customer margin loans and securities borrowed which are typically secured by marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly depending upon economic and market conditions, volume of activity, customer demands and underwriting commitments.

The Company's total assets at September 29, 1995 were $79.5 billion versus $74.6 billion at June 30, 1995. The increase is primarily attributable to the growth in securities purchased under agreements to resell. The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continously monitors the adequacy of its capital base which is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with collateral, or margin, in order to obtain secured financings.

Highly liquid assets such as US government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin. In contrast, assets of lower quality and/or liquidity require higher margin levels and consequently increased capital in order to obtain secured financing. The level of customer receivables and proprietary inventories the Company can maintain in certain of its regulated subsidiaries is also limited by rules of both the Securities and Exchange Commission and the Securities and Futures Authority ("SFA") in London. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

Funding Strategy

Generally, the Company's funding strategy provides for the diversification of its short-term funding sources in order to maximize liquidity. Sources of short-term funding consist principally of collateralized borrowings, including repurchase transactions and securities lending arrangements, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

Repurchase transactions, whereby securities are sold with a commitment for repurchase by the Company at a future date, represent the dominant component of secured short-term funding.

The Company continued to increase its utilization of medium-term note financing in order to extend maturities and achieve additional diversification of its funding sources. In addition to short-term funding sources, the Company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing.

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of its underlying assets. The objective of the strategy is to maintain sufficient sources of alternative funding to enable the Company to fund debt obligations maturing within one year without issuing any new unsecured debt, including commercial paper. The most significant source of alternative funding is the Company's ability to hypothecate or pledge its unencumbered assets as collateral for short-term funding.

As part of the Company's alternative funding strategy, the Company regularly monitors and analyzes the size, composition and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. Through this analysis, the Company continuously can evaluate the adequacy of its equity base and its schedule of maturing term-debt supporting its present asset levels. The Company can then seek to adjust its maturity schedule, in light of market conditions and funding alternatives.

In addition, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial investments. In addition, this facility provides for defined margin levels on a wide range of eligible financial instruments which may be pledged under the secured portion of the facility. The facility terminates in October 1996. As of September 29, 1995, no amounts were outstanding under the facility.

Capital Resources

The Company conducts substantially all of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC, Bear, Stearns International Limited ("BSIL") and Bear Stearns International Trading Limited ("BSIT"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC, BSIL and BSIT.

The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

During the three-months ended September 29, 1995, the Company repurchased 1,036,174 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $22.3 million. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

Cash Flows

Total cash and cash equivalents decreased by $294.1 million in the 1995 quarter to $406.4 million at September 29, 1995. Total cash and cash equivalents increased by $635.5 million in the 1994 quarter to $930.1 million at September 30, 1994. Cash used in operating activities in the 1995 quarter was $1.1 billion, mainly representing increases in secured borrowing activities. Financing activities provided cash of $831.2 million, primarily derived from short-term borrowing proceeds.

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

Additionally, BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the SFA, a self regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. BSIL and BSIT have consistently operated in compliance with these capital adequacy requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates periodically in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At September 29, 1995, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of its fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade securities, non-investment-grade mortgage loans (including real estate owned) and securities of companies that are subject to pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned properties. In addition, the Company owns foreclosed real estate properties. As of September 29, 1995, the Company held in inventory approximately $1.5 billion of high yield securities.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

The level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demands and economic and market considerations. Bear Stearns' Risk Committee continuously monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group.

Part II  Other Information

Item 1. Legal Proceedings

In-Store Advertising Securities Litigation

As previously reported in the Company's 1995 Form 10-K, Bear Stearns is a defendant in a litigation entitled In-Store Advertising Securities Litigation, which is pending in the United States District Court for the Southern District of New York.

On August 30, 1995, the Venture Capital Defendants filed a motion for severance, or a separate trial, of their section 11 contribution claim against KPMG Peat Marwick. On September 7, 1995, KPMG Marwick joined the Venture Capital Defendants' motion, and again moved for severance, or a separate trial, of the Underwriter Defendants' section 11 contribution claim.

Thanksgiving Tower Partners et al. v. Anros Thanksgiving Partners

As previously reported in the Company's 1995 Form 10-K, Bear Stearns is a defendant in a litigation entitled Thanksgiving Tower Partners.

In an opinion dated September 20, 1995, the United States Court of Appeals for the Fifth Circuit affirmed the judgment of the district court.

In re Lady Luck Gaming Corporation Securities Litigation

Beginning on March 1995, several actions were commenced in the United States District Court for the District of Nevada involving Lady Luck Gaming Corporation ("Lady Luck"). A Consolidated Class Action Complaint was filed on August 14, 1995. The Consolidated Class Action Complaint named as defendants Bear Stearns, Oppenheimer & Co.,Inc., Lady Luck, and several directors and officers of Lady Luck. Bear Stearns, along with Oppenheimer, is being sued in its capacity as Co-Lead Underwriter of the initial public offering ("IPO") of 4,500,000 shares of Lady Luck on September 29, 1993.

The Consolidated Class Action Complaint alleges claims on behalf of a purported class consisting of all persons who purchased shares of Lady Luck from September 29, 1993 to May 4, 1995. The Consolidated Class Action Complaint asserts violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20 of the Securities Exchange Act of 1934. Plaintiffs allege that the Prospectus issued in connection with the IPO contained certain false or misleading statements regarding Lady Luck and the casino-gaming industry as a whole, and that defendants continued to make false or misleading statements regarding Lady Luck until May 4, 1995.
Plaintiffs seek unspecified compensatory damages and any appropriate equitable relief.

On September 18, 1995, defendants moved to dismiss the Consolidated Class Action Complaint.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

Primavera Familienstiftung v. Askin Capital Management L.P., Bear, Stearms & Co. Inc., et al.

In April 1994, Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds" or the "Debtors") three investment funds managed by Askin Capital Management L.P. ("ACM") and David J. Askin ("Askin") filed for bankruptcy after suffering losses in mortgage-backed securities and related instruments. After the Funds defaulted on certain obligations, Bear Stearns, Bear, Stearns Capital Markets and other firms liquidated certain positions in these accounts. The trustee (the "Trustee") appointed to supervise the Debtors in the bankruptcy determined to investigate the Debtors' claim that Bear Stearns and other firms acted improperly in connection with the liquidation of the Debtors' accounts and in other ways, are liable to the Funds for damages.
In April 1995, the Trustee provided Bear Stearns and other firms with a Preliminary Draft Report containing certain tentative conclusions and analyses. The report is sealed pursuant to a court order but was the subject of a Wall Street Journal article on June 23, 1995. In May 1995, Bear Stearns submitted comments to the Preliminary Draft Report. The Trustee's investigation is continuing. The Trustee has stated that a final report will be ready no sooner than the end of 1995.

On September 20, 1995, Primavera Familienstiftung commenced an action in the United States District Court for the Northern District of California, purportedly on behalf of itself and all other investors in the Funds. The Complaint named as defendants Askin; Geoffrey Bradshaw-Mack; Kidder, Peabody & Co. Incorporated; Donaldson, Lufkin & Jenrette Securities Corp.; and Bear Stearns (collectively, the "Broker Dealers"). The action was transferred to the United States District Court for the Southern District of New York.

The Complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the 1934 Act; common law fraud; aiding and abetting Askin's breach of fiduciary duty; breach of contract; and violations of the Uniform Commercial Code, in connection with the Broker Dealers' transactions with Funds. The Complaint seeks compensatory and punitive damages in unspecified amounts, together with the costs and expenses of the action. Other investors have indicated that they are considering whether they have additional claims against Bear Stearns and other firms in connection with their dealings with the Funds.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          (11)  Statement Re Computation of Per Share Earnings.

          (12)  Statement Re Computation of Ratio of Earnings to Fixed Charges.

          (27)  Financial Data Schedule.

      (b) Reports on Form 8-K

          During the quarter, the Company filed the following Current Report on Form 8-K:

               (i) A Current Report on Form 8-K dated August 1, 1995, pertaining to the Company's results of operations for the three-months and fiscal year ended June 30, 1995.

                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    The Bear Stearns Companies Inc.
                                             (Registrant)





  Date: November 13, 1995           By: \s\ William J. Montgoris
                                        William J. Montgoris
                                         Chief Financial Officer
                                          and Chief Operating Officer

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