Form 10-Q
period 1995-12-31
BEAR STEARNS COMPANIES INC
filed 1996-02-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q




     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  December 31, 1995

                               or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to


                  Commission file number 1-8989

                       The Bear Stearns Companies Inc.
     (Exact name of registrant as specified in its charter)



         Delaware                    13-3286161
(State or other jurisdiction of(I.R.S. Employer Identification No.) incorporation or organization)


         245 Park Avenue, New York, New York      10167
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

     As of February 9, 1996, the latest practicable date, there were 117,131,757 shares of Common Stock, $1 par value, outstanding.


                        TABLE OF CONTENTS





Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Statements of Financial Condition at December 31, 1995 (Unaudited) and June 30, 1995.

          Consolidated Statements of Income (Unaudited) for the three- and six-month periods ended December 31, 1995 and December 31, 1994.

          Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended December 31, 1995 and December 31, 1994.

          Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 6.   Exhibits and Reports on Form 8-K.

          Signatures.

















                     THE BEAR STEARNS COMPANIES INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  Assets

                                              December 31,          June 30,
                                                 1995                 1995
                                              (Unaudited)
                                             (In thousands, except share data)


Cash and cash equivalents                     $   133,037        $   700,501

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                           1,538,819          1,309,573

Securities purchased under agreements
  to resell                                    26,075,676         18,940,744

Securities borrowed                            23,142,782         24,632,088

Receivables
  Customers                                     6,719,358          5,993,772
  Brokers, dealers and others                     526,710            578,676
  Interest and dividends                          234,689            227,069

Financial instruments owned - at
  fair value                                   26,978,269         21,509,498

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                   320,034            312,867

Other assets                                      349,646            392,372

Total Assets                                  $86,019,020        $74,597,160





See Notes to Consolidated Financial Statements.








                        THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     Liabilities and Stockholders' Equity

                                                December 31,        June 30,
                                                   1995               1995
                                                (Unaudited)
                                              (In thousands, except share data)


Short-term borrowings                           $ 9,136,467       $ 8,570,777
Securities sold under agreements
  to repurchase                                  36,509,863        29,584,724
Payables
  Customers                                      18,583,060        16,236,611
  Brokers, dealers and others                     2,315,461         1,167,311
  Interest and dividends                            318,033           311,101
Financial instruments sold, but not
  yet purchased - at fair value                  11,147,297        11,241,118
Accrued employee compensation and benefits          395,277           469,189
Other liabilities and accrued expenses              499,478           453,924

                                                 78,904,936        68,034,755
Commitments and Contingencies

Long-term Borrowings                              4,496,875         4,059,944

Preferred Stock Issued by Subsidiary                150,000           150,000

Stockholders' Equity
  Preferred Stock                                   437,500           437,500
  Common Stock, $1.00 par value:
    200,000,000 shares authorized;
    152,202,724 shares issued at
    December 31, 1995 and June 30, 1995             152,203           152,203
  Paid-in capital                                 1,570,988         1,557,237
  Retained earnings                                 581,431           430,330
  Capital Accumulation Plan                         296,211           344,338
  Treasury stock - at cost:
   Adjustable Rate Cumulative Preferred
    Stock, Series A - 2,118,550 shares at
     December 31, 1995 and June 30, 1995            (85,507)          (85,507)
    Common Stock - 34,074,946 and 34,866,529
    shares at December 31, 1995 and June 30,
    1995, respectively                             (465,817)         (458,193)
  Note receivable from ESOP Trust                   (19,800)          (25,447)
     Total Stockholders' Equity                   2,467,209         2,352,461

Total Liabilities and Stockholders' Equity      $86,019,020       $74,597,160


See Notes to Consolidated Financial Statements.






                               THE BEAR STEARNS COMPANIES INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                  Three-Months Ended             Six-Months Ended
                             December 31,   December 31,     December 31,   December 31,
                                1995           1994             1995           1994
                                     (In thousands, except share data)

Revenues
  Commissions               $   163,220    $   126,654      $   318,410    $   246,983
  Principal transactions        260,840        147,998          530,755        328,937
  Investment banking            150,397         75,080          237,802        133,432
  Interest and dividends        607,060        469,840        1,160,981        912,137
  Other income                    8,546          7,161           16,549         13,669
    Total revenues            1,190,063        826,733        2,264,497      1,635,158
  Interest expense              502,403        400,130          959,348        774,930
  Revenues, net of
    interest expense            687,660        426,603        1,305,149        860,228

Non-interest expenses
  Employee compensation
   and benefits                 345,427        223,259          652,424        454,288
  Floor brokerage, exchange
   and clearance fees            30,787         26,072           60,533         51,733
  Communications                 22,407         21,342           44,905         42,668
  Occupancy                      21,256         20,103           42,402         40,092
  Depreciation and
   amortization                  17,347         14,419           33,623         28,212
  Advertising and market
   development                   14,382         17,064           26,906         31,488
  Data processing and
   equipment                      8,706          8,496           17,687         16,903
  Other expenses                 46,467         42,740           89,378         84,541
    Total non-interest
     expenses                   506,779        373,495          967,858        749,925

Income before provision
  for income taxes              180,881         53,108          337,291        110,303
Provision for income taxes       75,725         20,181          138,289         41,915

Net income                  $   105,156    $    32,927      $   199,002    $    68,388

Net income applicable to
  common shares             $    98,956    $    26,598      $   186,592    $    55,827

Earnings per share          $      0.76    $      0.21      $      1.42    $      0.45

Weighted average common
  and common equivalent
  shares outstanding        136,244,492    134,215,343      136,835,770    134,683,356

Cash dividends declared
  per common share          $      0.15    $      0.15      $      0.30    $      0.30


                            THE BEAR STEARNS COMPANIES INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                   Six-Months Ended
                                                            December 31,        December 31,
                                                                1995                1994
                                                                     (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $    199,002        $    68,388
Adjustments to reconcile net income to
 cash used for operating activities:
   Depreciation and amortization                               33,623             28,212
   Deferred income taxes                                      (17,771)            (8,494)
   Other                                                       26,405             11,382
   (Increases) decreases in operating receivables:
    Securities borrowed                                     1,489,306         (1,601,437)
    Brokers, dealers and others                                51,966         (1,573,800)
    Customers                                                (725,586)         1,199,830
    Other                                                     (10,385)            20,109
    Increases (decreases) in operating payables:
    Brokers, dealers and others                             1,147,630            805,927
    Customers                                               2,346,449            267,114
    Other                                                       6,932            (34,982)
   (Increases) decreases in:
    Cash and securities deposited with clearing
     organizations or segregated in compliance
     with Federal regulations                                (229,246)          (320,608)
    Securities purchased under agreements to resell        (7,134,932)         5,423,130
    Financial instruments owned                            (5,468,771)        (2,126,527)
    Other assets                                               44,359            (16,694)
    Increases (decreases) in:
    Securities sold under agreements to repurchase          6,925,139         (3,729,859)
    Financial instruments sold, but not
     yet purchased                                            (93,821)         2,462,477
    Accrued employee compensation and benefits                (88,912)          (373,856)
    Other liabilities and accrued expenses                     47,991             78,724

Cash (used in) provided by operating activities            (1,450,622)           579,036

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings            565,690           (107,343)
Issuance of long-term borrowings                              719,308            367,368
Allocation of Capital Accumulation Plan                         5,227               -
Other common stock transactions                                   103              3,564
Note repayment from ESOP Trust                                  5,647              5,229
Payments for:
 Retirement of Senior Notes                                  (289,000)          (279,050)
 Treasury stock purchases                                     (51,741)           (44,670)
Cash dividends paid                                           (47,892)           (46,306)
Cash provided by (used in) financing activities               907,342           (101,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements, net                                            (40,790)           (56,146)
Purchases of investment securities and other assets            (2,259)
Proceeds from sale of investment securities and
 other assets                                                  18,865             23,700
Cash used in investing activities                             (24,184)           (32,446)
Net (decrease) increase in cash and cash equivalents         (567,464)           445,382
Cash and cash equivalents, beginning of period                700,501            294,604
Cash and cash equivalents, end of period                  $   133,037        $   739,986

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows (in thousands):

                                                December 31,       June 30,
                                                    1995             1995
      Financial instruments owned:
        United States government and agency     $ 8,962,140      $ 8,688,713
        Non-US  government                          915,090        1,256,859
        Corporate equity and convertible debt     8,684,511        5,235,219
        Corporate debt                            4,183,346        2,723,564
        Derivative financial instruments          1,477,184        1,223,258
        Mortgages and other
           mortgage-backed securities             2,035,617        1,771,735
        Other                                       720,381          610,150
                                                $26,978,269      $21,509,498

      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $ 4,573,395      $ 6,111,612
        Non-US government                           496,639          765,230
        Corporate equity                          3,393,456        2,424,455
        Corporate debt                              827,594          781,792
        Derivative financial instruments          1,775,446        1,155,527
        Other                                        80,767            2,502
                                                $11,147,297      $11,241,118

                     THE BEAR STEARNS COMPANIES INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Company is contingently liable for unsecured letters of credit of approximately $1.9 billion and letters of credit of approximately $257.8 million secured by financial instruments owned by the Company, which are principally used as collateral for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

     In the normal course of business, the Company has been named as a defendantin several lawsuits which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the results of operations or the financial condition of the Company.

4.   NET CAPITAL REQUIREMENTS

     The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of NYSE & SEC capital requirements. Included in the computation of net capital of Bear Stearns is the net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1995, Bear Stearns' net capital of $1.5 billion exceeded the minimum requirement by $1.4 billion.

     Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and certain other wholly owned, London-based, broker-dealer subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority ("SFA"). BSIL, BSIT and the other subsidiaries have consistently operated in excess of these requirements.

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

6.   CASH FLOW INFORMATION

     Cash payments for interest approximated interest expense for the six- months ended December 31, 1995 and 1994, respectively. Income taxes paid totaled $118.3 million and $59.5 million for the six-months ended December 31, 1995 and 1994, respectively.

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

     The following table represents the notional/contract amounts of the Company's outstanding derivative financial instruments at December 31, 1995 and June 30, 1995 (in billions):

                                                  Notional/Contract Amount

                                                 December 31,       June 30,
                                                    1995              1995

     Interest Rate:
       Swap agreements                              $83.4            $68.0
       Futures contracts                             15.5             15.4
       Options held                                    .8               .5


     Foreign Exchange:
       Futures contracts                              1.5               .7
       Forward contracts                              5.4              4.7
       Options held                                   1.1              2.1
       Options written                                2.5              1.8

     Mortgage-Backed Securities:
       Forward contracts                             29.9             28.1

     Equity:
       Swap agreements                                4.0              3.0
       Futures contracts                               .3               .3
       Options held                                   3.0              1.6
       Options written                                6.6              1.6




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

                                 Fair Value at                Fair Value at
                               December 31, 1995              June 30, 1995
                            Assets      Liabilities      Assets    Liabilities
     Swap agreements        $  641         $  725        $  587     $  492
     Forward contracts         228            246           209        181
     Options held              608                          427
     Options written                          804                      483
     Total                  $1,477         $1,775          $1,223   $1,156

                               Average Fair Value (1)     Average Fair Value (1)
                              Assets      Liabilities    Assets    Liabilities

     Swap agreements        $  559         $  554        $  598     $  398
     Forward contracts         152            147           131        120
     Options held              507                          393
     Options written                          601                      262
     Total                  $1,218         $1,302        $1,122     $  780

<F1>
     (1) Average fair values represent month-end balances for the six-months ended December 31, 1995 and the fiscal year ended June 30, 1995.

     The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition, net of collateral held ("net replacement cost"). Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of over-the-counter contracts in a gain position at December 31, 1995, is approximately $272.0 million.

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

Three-Months Ended December 31, 1995
Compared to December 31, 1994

The December 1995 quarter was characterized by favorable debt and equity markets and the continuation of increased merger and acquisition activity. Net income in the 1995 quarter was $105.2 million, an increase of 219.4% from the $32.9 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 61.2% to $687.7 million in the 1995 quarter from $426.6 million in the 1994 quarter. The increase was attributable to increases in all revenue categories, particularly principal transactions and investment banking. Earnings per share were $0.76 for the 1995 quarter versus $0.21 for the comparable 1994 quarter.

Commission revenues increased 28.9% in the 1995 quarter to $163.2 million from $126.7 million in the comparable 1994 quarter. Clearance, futures, institutional and retail commissions increased reflecting continued expansion of the correspondent business and higher levels of customer activity.

Revenues from principal transactions increased 76.2% in the 1995 quarter to $260.8 million from $148.0 million in the 1994 quarter, reflecting increases in the Company's fixed-income and equity trading activities, particularly mortgage-backed securities, convertible bonds, government trading and arbitrage, due to increased customer demand and improved market conditions.

The Company's principal transaction revenues by reporting categories including derivatives, are as follows (in thousands):

                                           Three-Months         Three-Months
                                              Ended                Ended
                                           December 31,         December31,
                                              1995                 1994

      Fixed Income                          $140,014             $100,046
      Equity                                  89,187               33,341
      Foreign Exchange & Other
        Derivative Financial
        Instruments                           31,639               14,611

                                            $260,840             $147,998

Investment banking revenues increased 100.3% to $150.4 million in the 1995 quarter from $75.1 million in the 1994 quarter. This increase reflected both an increase in underwriting revenue attributable to increased levels of both equity and debt new issue volume and an increase in merger and acquisition fees.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 50.1% to $104.7 million in the 1995 quarter from $69.7 million in the 1994 quarter. This increase is attributable to higher levels of margin debt primarily reflecting the continued expansion of customer activities in the correspondent business. Average quarterly margin debt increased to $19.8 billion in the 1995 quarter from $14.4 billion in the 1994 quarter. Average free credit balances increased to $6.2 billion in the 1995 quarter from $5.7 billion in the 1994 quarter.

Employee compensation and benefits increased 54.7% to $345.4 million in the 1995 quarter from $223.3 million in the comparable 1994 quarter.
The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1995 quarter. Employee compensation and benefits, as a percentage of net revenues, decreased to 50.23% in the 1995 quarter from 52.34% in the 1994 quarter.

All other expenses increased 7.4% to $161.4 million in the 1995 quarter from $150.2 million in the 1994 quarter. Floor brokerage, exchange and clearance fees increased 18.1% in the 1995 quarter from the 1994 quarter reflecting the increase in the volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of depreciation costs reflecting computer equipment upgrades.

The Company's effective tax rate increased to 41.9% in the 1995 quarter compared to 38.0% in the 1994 quarter due to increased state and local taxes.

Six-Months Ended December 31, 1995
Compared to December 31, 1994

Net income for the six-months ended December 31, 1995 was $199.0 million, an increase of 191.0% from the $68.4 million for the comparable
1994 period. Revenues, net of interest expense ("net revenues"), increased 51.7% to $1.3 billion in the 1995 period from $860.2 million in the 1994 period. The increase was attributable to increases across all revenue categories particularly principal transactions and investment banking. Earnings per share were $1.42 for the 1995 period versus $0.45 for the comparable 1994 period.

Commission revenues increased 28.9% in the 1995 period to $318.4 million from $247.0 million in the comparable 1994 period. Clearance, futures, institutional and retail commissions increased reflecting continued expansion of the correspondent business and higher levels of customer activity.

Revenues from principal transactions increased 61.4% in the 1995 period to $530.8 million from $328.9 million in the 1994 period, reflecting an increase in the Company's fixed income and equity trading activities, particularly in the convertible bonds, mortgage-backed securities and government trading areas. The increase was principally due to increased customer demand and improved market conditions.

The Company's principal transaction revenues by reporting categories including derivatives, are as follows (in thousands):

                                           Six Months           Six Months
                                             Ended                Ended
                                          December 31,         December 31,
                                              1995                 1994

      Fixed Income                          $276,340             $184,819
      Equity                                 191,181               93,749
      Foreign Exchange & Other
        Derivative Financial
        Instruments                           63,234               50,369

                                            $530,755             $328,937

Investment banking revenues increased 78.2% to $237.8 million in the 1995 period from $133.4 million in the comparable 1994 period. This increase reflected both an increase in underwriting revenue attributable to increased levels of both equity and debt new issue volume and an increase in merger and acquisition fees.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 46.9% to $201.6 million in the 1995 period from $137.2 million in the 1994 period. This increase is attributable to higher levels of margin debt primarily reflecting the continued expansion of customer activities in the correspondent business.

Employee compensation and benefits increased 43.6% to $652.4 million in the 1995 period from $454.3 million in the comparable 1994 period. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1995 period. Employee compensation and benefits, as a percentage of net revenues,
decreased to   49.99% in the 1995 period from 52.81% in the 1994 period.

All other expenses increased 6.7% to $315.4 million in the 1995 period from $295.6 million in the 1994 period. Floor brokerage, exchange and clearance fees increased 17.0% in the 1995 period from the 1994 period reflecting the increase in volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of depreciation costs reflecting computer equipment upgrades .

The Company's effective tax rate increased to 41.0% in the 1995 period compared to 38.0% in the 1994 period due to increased state and local taxes.

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

The Company's total assets at December 31, 1995 were $86.0 billion versus $74.6 billion at June 30, 1995. The increase is primarily attributable to the growth in securities purchased under agreements to resell. The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base which is a function of asset quality and liquidity. The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with collateral, or margin, in order to obtain secured financings.

Highly liquid assets such as US government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin. In contrast, assets of lower quality and/or liquidity require higher margin levels and consequently increased capital in order to obtain secured financing. The level of customer receivables and proprietary inventories the Company can maintain in certain of its regulated subsidiaries is also limited by rules of both the Securities and Exchange Commission ("SEC") and the Securities and Futures Authority ("SFA") in London. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

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

The Company continued to increase the utilization of its medium-term note program to extend the maturities of its debt and achieve additional diversification of its funding sources. In addition to short-term funding sources, the Company utilizes long-term senior debt, including notes issued through its medium-term note program, as a longer term source of unsecured financing.

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

As part of the Company's alternative funding strategy, the Company regularly monitors and analyzes the size, composition and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. Through this analysis, the Company evaluates the adequacy of its equity base and its schedule of maturing term-debt supporting its present asset levels. The Company can then seek to adjust its maturity schedule, in light of market conditions and funding alternatives.

In addition, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this facility provides for defined margin levels on a wide range of eligible financial instruments which may be pledged under the secured portion of the facility. The facility terminates in October 1996. As of December 31, 1995, no amounts were outstanding under the facility.

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

The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and funds such assets with either capital or borrowings having maturities generally consistent with the nature and liquidity of the assets being financed.

During the six-months ended December 31, 1995, the Company repurchased 2,511,061 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $52.4 million. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

On January 11, 1996 the Company announced the formation of Bear Stearns Financial Products Inc. ("BSFP") and Bear Stearns Trading Risk
Management Inc. ("BSTRM"). BSFP and BSTRM have been established to provide clients with a Bear Stearns counterparty offering a wide range of global fixed income and equity derivative products. BSFP is a wholly owned subsidiary of the Company which has been rated AAA by Standard and Poor's ("S&P") and BSTRM is a wholly owned and fully guaranteed subsidiary of BSFP which has been rated AAAt by S&P. Capital of $150 million has been provided by the Company to fund BSFP.

Cash Flows

Total cash and cash equivalents decreased by $567.5 million during the six-months ended December 31, 1995 to $133.0 million. Total cash and cash equivalents increased by $445.4 million during the six-months ended December 31, 1994 to $740.0 million. Cash used in operating activities during the six-months ended December 31, 1995 was $1.5 billion, mainly representing increases in financial instruments owned and securities purchased under agreements to resell partially offset by increases in securities sold under agreements to repurchase. Financing activities provided cash of $907.3 million, primarily derived from short and long-term borrowing proceeds.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the SEC, the New York Stock Exchange, Inc. and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by these agencies.

Additionally, BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the SFA, a self regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. BSIL and BSIT have consistently operated in compliance with these capital requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates periodically in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At December 31, 1995, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of its fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade securities, non-investment-grade mortgage loans (including real estate owned) and securities of companies that are subject to pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned properties. As of December 31, 1995, the Company held in long and short inventory approximately $1.2 billion and $113.0 million, respectively of high yield securities.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

The level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demands and economic and market considerations. Bear Stearns' Risk Committee continuously monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both the individual issuers and industry groups.

Part II  Other Information

Item 1. Legal Proceedings

        Primavera Familienstiftung v. Askin Capital Management, L.P., Bear, Stearns & Co. Inc., et al.

        As previously reported in the Company's 1995 Form 10-Q, Bear, Stearns is a defendant in a litigation entitled Primavera Familienstiftung v. David
        J. Askin, et al. The action is related to a bankruptcy proceeding filed by Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds" or the "Debtors") pending in the Bankruptcy Court in the Southern District of New York (the "Bankruptcy Court").

        On December 21, 1995, the Trustee, appointed to supervise the Debtors in the bankruptcy, initiated a proceeding in the Bankruptcy Court seeking to stay the action filed in the District Court.

        On January 23, 1996, Primavera filed a motion to withdraw the reference to the Bankruptcy Court with respect to the proceeding initiated by the Trustee to stay the District Court action.

Item 4. Submission of Matters to a Vote of Security Holders


At the Annual Meeting of the Company held on October 30, 1995 (the "Annual Meeting"), the stockholders of the Company approved the Company's Fiscal 1996 Performance Goals under the Management Compensation Plan (the "Performance Goals") and an amendment to the Capital Accumulation Plan for Senior Managing Directors (the "Amendment"). In addition, at the Annual Meeting the stockholders of the Company elected thirty-eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the Performance Goals and the Amendment, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the Performance Goals and the Amendment, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                    Broker
                              For        Against    Abstained      Non-Votes
Performance Goals         72,567,997   17,194,904     325,731     15,753,978
Amendment                 97,990,026    5,556,022     854,303      1,442,259

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cost and/or withheld with respect to each such nominee.


     Nominees                            For          Withheld

E. Garrett Bewkes, III              104,251,477      1,591,133
Denis A. Bovin                      104,392,519      1,450,091
James E. Cayne                      104,398,745      1,443,865
Peter Cherasia                      104,396,652      1,445,958
Barry S. Cohen                      104,386,524      1,456,086
Stephen M. Cunningham               104,396,164      1,446,446
Wendy L. deMonchaux                 104,376,493      1,466,117
Kevin J. Finnerty                   104,398,664      1,443,946
Grace J. Fippinger                  104,249,076      1,593,534
Bruce E. Geismar                    104,392,804      1,449,806
Carl D. Glickman                    104,296,944      1,545,666
Thomas R. Green                     104,421,970      1,420,640
Alan C. Greenberg                   104,399,226      1,443,384
Donald J. Harrington, C.M.          104,378,454      1,464,156
Richard Harriton                    104,236,263      1,606,347
Daniel L. Keating                   104,397,754      1,444,856
John W. Kluge                        99,118,121      6,724,489
Mark E. Lehman                      104,396,538      1,446,072
David A. Liebowitz                  104,394,976      1,447,634
Bruce M. Lisman                     104,376,907      1,465,703
Roland N. Livney                    104,372,513      1,470,097
Michael Minikes                     104,414,739      1,427,871
William J. Montgoris                104,402,786      1,439,824
Donald R. Mullen, Jr.               104,377,115      1,465,495
Frank T. Nickell                    104,422,196      1,420,414
Craig M. Overlander                 104,398,436      1,444,174
Stephen E. Raphael                  104,379,350      1,463,260
E. John Rosenwald, Jr.              104,399,672      1,442,938
Lewis A. Sachs                      104,394,701      1,447,909
Frederic V. Salerno                 104,385,329      1,457,281
Alan D. Schwartz                    104,234,927      1,607,683
David M. Solomon                    104,380,334      1,462,276
Warren J. Spector                   104,398,316      1,444,294
Robert M. Steinberg                 104,383,275      1,459,335
Michael L. Tarnopol                 104,232,094      1,610,516
Vincent Tese                        104,373,083      1,469,527
Fred Wilpon                         104,415,939      1,426,671
Uzi Zucker                          104,382,133      1,460,477

There were no broker non-votes with respect to the election of directors.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

      (10)a(10) Amendment to CAP Plan, adopted January 18, 1996, certain provisions of which are subject to stockholders approval at the 1996 Annual Meeting.

      (10)a(11) Amendment to CAP Plan, adopted February 7, 1996, subject to stockholders approval at the 1996 Annual Meeting.

      (11)        Statement Re Computation of Per Share Earnings.

      (12)        Statement Re Computation of Ratio of Earnings to Fixed
                  Charges.

      (27)        Financial Data Schedule.

   (b) Reports on Form 8-K

       During the quarter, the Company filed the following Current Report on Form 8-K:

      (i) A Current Report on Form 8-K dated October 16, 1995, pertaining to the Company's results of operations for the three-months ended December 31, 1995.

      (ii) A Current Report on Form 8-K dated October 26, 1995, pertaining to a tax opinion in connection with the Nikkei 225 Index Stock Reset Call Warrants.

      (iii) A Current Report on Form 8-K dated December 19, 1995 pertaining to a tax opinion in connection with the Company's Medium Term Note Program.

                                SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    The Bear Stearns Companies Inc.
                                             (Registrant)





  Date:  February 14, 1996          By: /S/ Samuel L. Molinaro, Jr.
                                        Samuel L. Molinaro, Jr.
                                         Senior Vice President-Finance
                                          and Chief Accounting Officer

                      THE BEAR STEARNS COMPANIES INC.

                                 FORM 10-Q

                               Exhibit Index




Exhibit No.    Description                                            Page

(10)a(10)      Amendment to CAP Plan, adopted January 18, 1996
               certain provisions of which are subject to
               Stockholders approval at the 1996 Annual Meeting.       26

(10)a(11)      Amendment to CAP Plan, adopted February 7, 1996
               subject to Stockholders approval at the 1996
               Annual Meeting.                                         29

(11)           Statement Re Computation of Per
               Share Earnings.                                         31

(12)           Statement Re Computation of Ratio of
               Earnings to Fixed Charges.                              33

(27)           Financial Data Schedule.                                35