Form 10-Q
period 1996-03-29
BEAR STEARNS COMPANIES INC
filed 1996-05-13
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q




      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 29, 1996

                                      or

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

      As of May 8, 1996, the latest practicable date, there were 114,782,276 shares of Common Stock, $1 par value, outstanding.


                               TABLE OF CONTENTS





Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Statements of Financial Condition at March 29, 1996 (Unaudited) and June 30, 1995.

            Consolidated Statements of Income (Unaudited) for the three- and nine-month periods ended March 29, 1996 and March 31, 1995.

            Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended March 29, 1996 and March 31, 1995.

            Notes to Consolidated Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

Item 6.     Exhibits and Reports on Form 8-K.

            Signatures.




















                        THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    Assets

                                               March 29,            June 30,
                                                 1996                1995
                                               (Unaudited)
                                              (In thousands, except share data)
Cash and cash equivalents                     $   360,605        $   700,501

Cash and securities deposited with
  clearing organizations or
  segregated in compliance with
  Federal regulations                           2,052,723          1,309,573

Securities purchased under agreements
  to resell                                    28,547,487         18,940,744

Securities borrowed                            26,585,796         24,632,088

Receivables
  Customers                                     6,648,099          5,993,772
  Brokers, dealers and others                     527,846            578,676
  Interest and dividends                          226,716            227,069

Financial instruments owned - at
  fair value                                   25,779,459         21,509,498

Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                   320,532            312,867

Other assets                                      394,423            392,372

Total Assets                                  $91,443,686        $74,597,160





See Notes to Consolidated Financial Statements.










                              THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           Liabilities and Stockholders' Equity

                                                  March 29,         June 30,
                                                    1996              1995
                                                 (Unaudited)
                                               (In thousands, except share data)


Short-term borrowings                           $ 9,822,689       $ 8,570,777
Securities sold under agreements
  to repurchase                                  35,087,923        29,584,724
Payables
  Customers                                      20,794,173        16,236,611
  Brokers, dealers and others                     1,430,884         1,167,311
  Interest and dividends                            360,282           311,101
Financial instruments sold, but not
  yet purchased - at fair value                  14,876,331        11,241,118
Accrued employee compensation and benefits          632,080           469,189
Other liabilities and accrued expenses              680,630           453,924

                                                 83,684,992        68,034,755
Commitments and Contingencies

Long-term Borrowings                              5,092,646         4,059,944

Preferred Stock Issued by Subsidiary                150,000           150,000

Stockholders' Equity
  Preferred Stock                                   437,500           437,500
  Common Stock, $1.00 par value:
    200,000,000 shares authorized;
    152,202,724 shares issued at
    March 29, 1996 and June 30, 1995                152,203           152,203
  Paid-in capital                                 1,571,735         1,557,237
  Retained earnings                                 686,684           430,330
  Capital Accumulation Plan                         294,716           344,338
  Treasury stock - at cost:
   Adjustable Rate Cumulative Preferred
    Stock, Series A - 2,341,350 and 2,118,550
     shares at March 29, 1996 and June 30, 1995,    (95,389)          (85,507)
     respectively
    Common Stock - 36,208,919 and 34,866,529
    shares at March 29, 1996 and June 30, 1995,
    respectively                                   (511,601)         (458,193)
  Note receivable from ESOP Trust                   (19,800)          (25,447)
     Total Stockholders' Equity                   2,516,048         2,352,461

Total Liabilities and Stockholders' Equity      $91,443,686       $74,597,160


See Notes to Consolidated Financial Statements.

                                THE BEAR STEARNS COMPANIES INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                     Three Months Ended                Nine Months Ended
                                  March 29,       March 31,         March 29,      March 31,
                                    1996            1995              1996           1995
                                            (In thousands, except share data)

Revenues
  Commissions                 $     183,182     $    148,925      $   501,592     $    395,908
  Principal transactions            353,073          248,648          883,828          577,585
  Investment banking                144,357           99,811          382,159          233,243
  Interest and dividends            604,777          523,890        1,765,758        1,436,027
  Other income                       10,607            6,148           27,156           19,817
    Total revenues                1,295,996        1,027,422        3,560,493        2,662,580
  Interest expense                  503,754          439,091        1,463,102        1,214,021
  Revenues, net of
    interest expense                792,242          588,331        2,097,391        1,448,559

Non-interest expenses
  Employee compensation
   and benefits                     392,442          300,243        1,044,866          754,531
  Floor brokerage, exchange
   and clearance fees                35,461           27,002           95,994           78,735
  Communications                     23,149           21,642           68,054           64,310
  Occupancy                          21,686           21,879           64,088           61,971
  Depreciation and
   amortization                      17,495           15,180           51,118           43,392
  Advertising and market
   development                       13,926           11,577           40,832           43,065
  Data processing and
   equipment                          8,559            8,482           26,246           25,385
  Other expenses                     57,709           48,874          147,087          133,415
    Total non-interest
     expenses                       570,427          454,879        1,538,285        1,204,804

Income before provision
  for income taxes                  221,815          133,452          559,106          243,755
Provision for income taxes           92,944           50,712          231,233           92,627

Net income                    $     128,871     $     82,740     $    327,873     $    151,128

Net income applicable to
  common shares               $     122,824     $     76,432     $    309,417     $    132,259

Earnings per share            $        0.90     $       0.58     $       2.26     $       1.00

Weighted average common
  and common equivalent
  shares outstanding            141,240,431      140,313,596      142,886,126      141,008,136

Cash dividends declared
  per common share            $        0.15     $       0.15     $       0.45     $       0.45


                              THE BEAR STEARNS COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                              Nine-Months Ended
                                                          March 29,        March 31,
                                                            1996             1995
                                                                (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $   327,873       $   151,128
Adjustments to reconcile net income to
 cash used for operating activities:
    Depreciation and amortization                             51,118            43,392
    Deferred income taxes                                    (38,026)          (24,138)
    Other                                                     38,515            17,880
   (Increases) decreases in operating receivables:
    Securities borrowed                                   (1,953,708)       (3,760,251)
    Brokers, dealers and others                               50,830          (425,076)
    Customers                                               (654,327)        1,563,114
    Other                                                     (4,772)          (38,582)
    Increases (decreases) in operating payables:
    Brokers, dealers and others                              265,324           406,459
    Customers                                              4,557,562          (114,911)
    Other                                                     49,181           (18,396)
   (Increases) decreases in:
    Cash and securities deposited with clearing
      organizations or segregated in compliance
      with Federal regulations                              (743,150)        1,474,620
     Securities purchased under agreements to resell      (9,606,743)        1,662,919
     Financial instruments owned                          (4,269,961)       (2,700,704)
     Other assets                                             35,077           (18,167)
    Increases (decreases) in:
    Securities sold under agreements to repurchase         5,503,199          (601,753)
    Financial instruments sold, but not
      yet purchased                                        3,635,213         1,851,397
    Accrued employee compensation and benefits               138,991          (225,180)
    Other liabilities and accrued expenses                   228,728          (115,956)

Cash used in operating activities                         (2,389,076)         (872,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                    1,251,912         1,041,543
Issuance of long-term borrowings                           1,534,362           481,368
Allocation of Capital Accumulation Plan                        5,227
Other common stock transactions                                1,192            11,026
Note repayment from ESOP Trust                                 5,647             5,229
Payments for:
 Retirement of Senior Notes                                 (509,000)         (400,300)
 Treasury stock purchases                                   (111,878)          (51,141)
Cash dividends paid                                          (71,622)          (69,460)
Cash provided by financing activities                      2,105,840         1,018,265

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements, net                                           (58,783)          (83,428)
Purchases of investment securities and other assets          (17,634)           (1,172)
Proceeds from sale of investment securities and
 other assets                                                 19,757            31,538
Cash used in investing activities                            (56,660)          (53,062)
Net (decrease) increase in cash and cash equivalents        (339,896)           92,998
Cash and cash equivalents, beginning of period               700,501           294,604
Cash and cash equivalents, end of period                 $   360,605       $   387,602

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows (in thousands):

                                                  March 29,        June 30,
                                                    1996             1995
      Financial instruments owned:
        United States government and agency     $ 7,851,053      $ 8,688,713
        Non-US  government                          804,294        1,256,859
        Corporate equity and convertible debt     7,715,136        5,235,219
        Corporate debt                            4,675,201        2,723,564
        Derivative financial instruments          2,110,473        1,223,258
        Mortgages and other
           mortgage-backed securities             2,116,122        1,771,735
        Other                                       507,180          610,150
                                                $25,779,459      $21,509,498

      Financial instruments sold, but not
       yet purchased:
        United States government and agency     $ 6,972,399      $ 6,111,612
        Non-US government                           887,687          765,230
        Corporate equity                          3,577,335        2,424,455
        Corporate debt                            1,082,795          781,792
        Derivative financial instruments          2,355,643        1,155,527
        Other                                           472            2,502
                                                $14,876,331      $11,241,118

                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES

     At March 29, 1996, the Company is contingently liable for unsecured letters of credit of approximately $1.9 billion and letters of credit of approximately $204.5 million secured by financial instruments owned by the Company, which are principally used as collateral for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.   NET CAPITAL REQUIREMENTS

     The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of NYSE & SEC capital requirements. Included in the computation of net capital of Bear Stearns is the net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At March 29, 1996, Bear Stearns' net capital of $1.35 billion exceeded the minimum requirement by $1.33 billion.

     Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and certain other wholly owned, London-based, broker-dealer subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority ("SFA"). BSIL, BSIT and the other subsidiaries have consistently operated in excess of these requirements.

5.   EARNINGS PER SHARE

     Earnings per share is computed by dividing net income applicable to Common and Common Equivalent shares by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during each period presented. Common Stock Equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as Common Stock Equivalents.

6.   CASH FLOW INFORMATION

     Cash payments for interest approximated interest expense for the nine- months ended March 29, 1996 and 1995, respectively. Income taxes paid totaled $213.0 million and $89.8 million for the nine-months ended March 29, 1996 and March 31, 1995, respectively.

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

     The following table represents the notional/contract amounts of the Company's outstanding derivative financial instruments at March 29, 1996 and June 30, 1995 (in billions):

                                                  Notional/ContractAmount
                                                  March 29,        June 30,
                                                    1996            1995
     Interest Rate:
      Swap agreements, including
       options, swaptions, caps
       collars and floors                          $110.2           $68.0
      Futures contracts                              26.4            15.4
      Options held                                    1.6              .5

     Foreign Exchange:
       Futures contracts                              2.6              .7
       Forward contracts                              6.3             4.7
       Options held                                   1.4             2.1
       Options written                                1.5             1.8

     Mortgage-Backed Securities:
       Forward contracts                             37.6            28.1

     Equity:
       Swap agreements                                3.9             3.0
       Futures contracts                               .8              .3
       Options held                                   3.6             1.6
       Options written                                2.2             1.6




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

                                 Fair Value at                FairValue at
                                March 29, 1996                June 30, 1995
                            Assets      Liabilities        Assets   Liabilities
     Swap agreements        $  654         $  866        $   587      $  492
     Forward contracts         380            315            209         181
     Options held            1,076                           427
     Options written                        1,175                        483
     Total                  $2,110         $2,356        $ 1,223      $1,156

                                Average Fair Value 1       Average Fair Value 1
                              Assets      Liabilities    Assets    Liabilities

     Swap agreements        $  579         $  635        $  598      $  398
     Forward contracts         205            253           131         120
     Options held              647                          393
     Options written                          748                       262
     Total                  $1,431         $1,636        $1,122      $  780

<F1>
     1 Average fair values represent month-end balances for the nine-months ended March 29, 1996 and the fiscal year ended June 30, 1995.

     The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition, net of collateral held ("net replacement cost"). Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of over-the-counter contracts in a gain position at March 29, 1996, is approximately $383.7 million.





8.   SUBSEQUENT EVENT

     On April 18, 1996, the Board of Directors declared a 5% stock dividend on the Company's Common Stock to shareholders of record at May 17, 1996, to be distributed May 31, 1996. Per share amounts and weighted average shares outstanding for all periods included in the consolidated financial statements are presented after giving retroactive effect to the stock dividend.

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

Three-Months Ended March 29, 1996
Compared to March 31, 1995

The March 1996 quarter was characterized by favorable debt and equity markets and an increase in underwriting activity. Net income in the 1996 quarter was $128.9 million, an increase of 55.8% from the $82.7 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 34.7% to $792.2 million in the 1996 quarter from $588.3 million in the 1995 quarter. The increase was attributable to increases in all revenue categories, particularly principal transactions and investment banking. Earnings per share were $0.90 for the 1996 quarter versus $0.58 for the comparable 1995 quarter. The earnings per share amounts reflect all stock dividends declared through the date of this report.

Commission revenues increased 23.0% in the 1996 quarter to $183.2 million from $148.9 million in the comparable 1995 quarter.
Commissions increased in all areas reflecting higher levels of customer and correspondent activity.

Revenues from principal transactions increased 42.0% in the 1996 quarter to $353.1 million from $248.6 million in the 1995 quarter, reflecting increases in the Company's fixed income and equity market-making and trading activities, particularly mortgage-backed securities, derivatives, and arbitrage. This increase was principally due to increased customer demand and improved market conditions along with the expansion of the Company's derivative business.


The Company's principal transaction revenues by reporting categories including derivatives, are as follows (in thousands):

                                          Three-Months       Three-Months
                                            Ended              Ended
                                           March 29,          March 31,
                                             1996               1995

      Fixed Income                          $199,933           $131,790
      Equity                                  98,712             96,270
      Foreign Exchange & Other
        Derivative Financial
        Instruments                           54,428             20,588

                                            $353,073           $248,648

Investment banking revenues increased 44.6% to $144.4 million in the 1996 quarter from $99.8 million in the 1995 quarter. This increase reflected an increase in underwriting revenue partially offset by a decrease in merger and acquisition and advisory fees. Underwriting revenue increased due to increased levels of both debt and equity new issue volume.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 19.1% to $101.0 million in the 1996 quarter from $84.8 million in the 1995 quarter. This increase is attributable to higher levels of margin debt primarily reflecting the continued expansion of customer activities in the correspondent business. Average quarterly margin debt increased to $21.7 billion in the 1996 quarter from $14.2 billion in the 1995 quarter. Average free credit balances increased to $7.0 billion in the 1996 quarter from $5.7 billion in the 1995 quarter.

Employee compensation and benefits increased 30.7% to $392.4 million in the 1996 quarter from $300.2 million in the comparable 1995 quarter. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1996 quarter. Employee compensation and benefits, as a percentage of net revenues, decreased to 49.54% in the 1996 quarter from 51.03% in the 1995 quarter.

All other expenses increased 15.1% to $178.0 million in the 1996 quarter from $154.6 million in the 1995 quarter. Floor brokerage, exchange and clearance fees increased 31.3% in the 1996 quarter from the 1995 quarter reflecting the increase in the volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of depreciation costs reflecting computer equipment upgrades and increased advertising and market development costs related to the increase in underwritings.

The Company's effective tax rate increased to 41.9% in the 1996 quarter compared to 38.0% in the 1995 quarter due to increased state and local taxes.


Nine-Months Ended March 29, 1996
Compared to March 31, 1995

Net income for the nine-months ended March 29, 1996 was $327.9 million, an increase of 117.0% from the $151.1 million for the comparable 1995 period. Revenues, net of interest expense ("net revenues"), increased 44.8% to $2.1 billion in the 1996 period from $1.4 billion in the 1995 period. The increase was attributable to increases across all revenue categories particularly principal transactions and investment banking. Earnings per share were $2.26 for the 1996 period versus $1.00 for the comparable 1995 period. The earnings per share amounts reflect all stock dividends declared through the date of this report.

Commission revenues increased 26.7% in the 1996 period to $501.6 million from $395.9 million in the comparable 1995 period.
Commissions increased in all areas reflecting higher levels of customer and correspondent activity.

Revenues from principal transactions increased 53.0% in the 1996 period to $883.8 million from $577.6 million in the 1995 period, reflecting an increase in the Company's fixed income and equity market-making and trading activities, particularly convertible bonds, mortgage-backed securities and derivatives. This increase was principally due to increased customer demand and improved market conditions along with the expansion of the Company's derivative business.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows (in thousands):

                                          Nine Months          Nine Months
                                             Ended              Ended
                                           March 29,           March 31,
                                             1996                1995

      Fixed Income                          $475,719           $316,149
      Equity                                 290,447            190,479
      Foreign Exchange & Other
        Derivative Financial
        Instruments                          117,662             70,957

                                            $883,828           $577,585

Investment banking revenues increased 63.8% to $382.2 million in the 1996 period from $233.2 million in the comparable 1995 period. This increase reflected both an increase in underwriting revenue attributable to increased levels of both equity and debt new issue volume and an increase in merger and acquisition fees.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 36.3% to $302.7 million in the 1996 period from $222.0 million in the 1995 period. This increase is attributable to higher levels of margin debt primarily reflecting the continued expansion of customer activities in the correspondent business.

Employee compensation and benefits increased 38.5% to $1.0 billion in the 1996 period from $754.5 million in the comparable 1995 period. The increase is attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1996 period. Employee compensation and benefits, as a percentage of net revenues, decreased to 49.82% in the 1996 period from 52.09% in the 1995 period.

All other expenses increased 9.6% to $493.4 million in the 1996 period from $450.3 million in the 1995 period. Floor brokerage, exchange and clearance fees increased 21.9% in the 1996 period from the 1995 period reflecting the increase in volume of securities transactions processed. The remaining increase in other operating expenses is related to higher levels of depreciation costs reflecting computer equipment upgrades .

The Company's effective tax rate increased to 41.4% in the 1996 period compared to 38.0% in the 1995 period due to increased state and local taxes.

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

The Company's total assets at March 29, 1996 were $91.4 billion versus $74.6 billion at June 30, 1995. The increase is primarily attributable to the growth in securities purchased under agreements to resell. The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base which is a function of asset quality and liquidity.
The relationship between an asset's liquidity and the level of capital required to support the asset reflects the need to provide counterparties with collateral, or margin, in order to obtain secured financings.

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

In addition, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this facility provides for defined margin levels on a wide range of eligible financial instruments which may be pledged under the secured portion of the facility. The facility terminates in October 1996. As of March 29, 1996, no amounts were outstanding under the facility.

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

During the nine-months ended March 29, 1996, the Company repurchased 4,629,690 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $100.5 million. The Company intends, subject to market conditions, to purchase a sufficient number of shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Program authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Stock Repurchase Program.

Cash Flows

Total cash and cash equivalents decreased by $339.9 million during the nine-months ended March 29, 1996 to $360.6 million. Total cash and cash equivalents increased by $93.0 million during the nine-months ended March 31, 1995 to $387.6 million. Cash used in operating activities during the nine-months ended March 29, 1996 was $2.4 billion, mainly representing increases in financial instruments owned and securities purchased under agreements to resell partially offset by increases in securities sold under agreements to repurchase and in customer payables. Financing activities provided
cash of $2.1   billion, primarily derived from short and long-term
borrowing proceeds.

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

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates periodically in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At March 29, 1996, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.


As part of its fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade securities, non-investment-grade mortgage loans (including real estate owned) and securities of companies that are subject to pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned properties. As of March 29, 1996, the Company held in long and short inventory approximately $1.2 billion and $238 million, respectively of high yield securities.

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

Part II  Other Information

Item 1. Legal Proceedings

In-Store Advertising Securities Litigation

As previously reported in the Company's 1995 Form 10-K, Bear Stearns is a defendant in a litigation entitled In-Store Advertising Litigation which is pending in the United States District Court for the Southern District of New York.

On April 4, 1996, the court granted the Venture Capital Defendants' motion for severance or separate trial, and ordered that the Underwriter Defendants' and the Venture Capital Defendants' Section 11 contribution claims against KPMG Peat Marwick be stayed pending resolution of the main action and then, if necessary, be tried separately.

Thanksgiving Tower Partners et al. v. Anros Thanksgiving Partners

As previously reported in the Company's 1995 Form 10-K, an affiliate of Bear Stearns is a defendant in a litigation entitled Thanksgiving Tower Partners which is pending in the United States District Court for the Northern District of Texas.

On March 29, 1996, the court awarded the affiliate of Bear Stearns attorney's fees and costs in the amount of $879,949.47.

Primavera Familienstiftung v. David J. Askin, et al.; ABF Capital
Management et al. v. Askin Capital Management, L.P. et al.; In Re:
Granite Partners, Granite  Corporation Quartz Hedge Fund

As previously reported in the Company's Form 10-Q for the first quarter of 1996, Bear Stearns is a defendant in a litigation entitled Primavera Familienstiftung v. David J. Askin, et al. which is pending in the United States District Court for the Southern District of New York.
The action is related to a bankruptcy proceeding filed by Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds" or the "Debtors") pending in the Bankruptcy Court in the Southern District of New York (the "Bankruptcy Court").

On March 27, 1996, a group of investors in the Funds filed a lawsuit in the Supreme Court of the State of New York against Askin Capital Management, L.P. ("ACM") and three broker-dealers, including Bear Stearns. The suit alleges, among other things, that the broker-dealers aided and abetted an alleged fraud and breach of fiduciary duty by ACM to the plaintiffs, that the broker-dealers were unjustly enriched at the expense of the plaintiffs, and that each of the defendants is liable for violating the federal RICO statute. Among other things, the dealers are alleged to have created and encouraged ACM to purchase inappropriate securities, provided ACM with inflated "marks" for the securities in ACM's portfolios, unreasonably extended credit to ACM, and otherwise departed from the standards of ordinary care.

The suit seeks recovery of the amounts the plaintiffs paid for their interests in the Funds (alleged to approximately $230 million), an unspecified amount of allegedly unjust enrichment, treble damages, punitive damages alleged to be no less than $1 billion, plus interest, costs, attorneys fees and other unspecified damages. On April 24, 1996, the case was removed to the United States District Court for the Southern District of New York.

On April 9, 1996, the Bankruptcy Court granted in part and denied in part the Trustee's motion to stay the action filed in the District Court. On April 23, 1996, Bear Stearns and other defendants filed a motion to dismiss the action.

On April 19, 1996, the Trustees issued and filed with the Bankruptcy Court a Final Report in his investigation of the events leading to the Debtor's bankruptcy filing. Among other things, the Trustees asserted that the Funds may have claims against Bear Stearns, including claims for commercially unreasonable liquidation purportedly for $44.3 million; for unpaid principal and interest purportedly for $13.7 million; and for wrongful liquidation, tortuous interference with contract, aiding and abetting ACM's breach of fiduciary duty, and other theories in unspecified amounts; plus potential punitive damages.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

      (11)        Statement Re Computation of Per Share Earnings.

      (12)        Statement Re Computation of Ratio of Earnings to
                  Fixed Charges.

      (27)        Financial Data Schedule.

   (b) Reports on Form 8-K

      During the quarter, the Company filed the following Current
      Reports on Form 8-K:

       (i) A Current Report on Form 8-K dated January 18, 1996, pertaining to the Company's results of operations for the three-months ended December 31, 1995.

      (ii) A Current Report on Form 8-K dated February 20, 1996, pertaining to a tax opinion and form of Warrant
               Agreement with respect to the Vantage Point Portfolio Call Warrants.

                                SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    The Bear Stearns Companies Inc.
                                             (Registrant)





  Date:  May 13, 1996               By: /s/ Samuel L. Molinaro, Jr.
                                        Samuel L. Molinaro, Jr.
                                         Senior Vice President-Finance

                      THE BEAR STEARNS COMPANIES INC.

                                 FORM 10-Q

                               Exhibit Index




Exhibit No.    Description                                            Page

(11)           Statement Re Computation of Per
               Share Earnings.

(12)           Statement Re Computation of Ratio of
               Earnings to Fixed Charges

(27)           Financial Data Schedule