Form 10-K
period 1996-06-30
BEAR STEARNS COMPANIES INC
filed 1996-09-27
CIK 777001

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K




[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended June 30, 1996.

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to ___________


                         COMMISSION FILE NUMBER: 1-8989



                         THE BEAR STEARNS COMPANIES INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                      13-3286161
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                    245 PARK AVENUE, NEW YORK, NEW YORK 10167
                                 (212) 272-2000
- --------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
        Title of Each Class                              on Which Registered
        -------------------                              -------------------

COMMON STOCK, PAR VALUE $1.00 PER                       NEW YORK STOCK EXCHANGE
  SHARE
ADJUSTABLE RATE CUMULATIVE                              NEW YORK STOCK EXCHANGE
  PREFERRED STOCK, SERIES A
DEPOSITARY SHARES, EACH REPRESENTING A                  NEW YORK STOCK EXCHANGE
  ONE-EIGHTH INTEREST IN A SHARE OF
  7.88% CUMULATIVE PREFERRED STOCK,
  SERIES B
DEPOSITARY SHARES, EACH REPRESENTING A                  NEW YORK STOCK EXCHANGE
  ONE-EIGHTH INTEREST IN A SHARE OF
  7.60% CUMULATIVE PREFERRED STOCK,
  SERIES C
DEPOSITARY SHARES, EACH REPRESENTING                    NEW YORK STOCK EXCHANGE
  A ONE-EIGHTH INTEREST IN A SHARE OF
  8% CUMULATIVE PREFERRED STOCK,
  SERIES D (NOT PRESENTLY OUTSTANDING)
9-1/8% SENIOR NOTES DUE 1998                            NEW YORK STOCK EXCHANGE
9-3/8% SENIOR NOTES DUE 2001                            NEW YORK STOCK EXCHANGE
5-1/2% MRK COMMON-LINKED HIGHER INCOME                  AMERICAN STOCK EXCHANGE
  PARTICIPATION SECURITIES DUE 1997
JAPAN INDEX CALL WARRANTS EXPIRING                      AMERICAN STOCK EXCHANGE
  JULY 29, 1997
JAPAN INDEX PUT WARRANTS EXPIRING                       AMERICAN STOCK EXCHANGE
  JULY 29, 1997
JAPAN YEN PUT WARRANTS EXPIRING                         AMERICAN STOCK EXCHANGE
  DECEMBER 13, 1996
CUSTOMIZED UPSIDE BASKET SECURITIES                     AMERICAN STOCK EXCHANGE
  DUE 1998
JAPAN YEN PUT WARRANTS EXPIRING                         AMERICAN STOCK EXCHANGE
  AUGUST 21, 1997
VANTAGE POINT PORTFOLIO CALL WARRANTS                   AMERICAN STOCK EXCHANGE
  EXPIRING AUGUST 20, 1997



           Securities registered pursuant to Section12(g) of the Act:
                                      NONE
- --------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At September 3, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,493,105,412. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

On September 3, 1996, the registrant had outstanding 117,596,241 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 1996 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held October 28, 1996, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended June 30, 1996.


================================================================================

                                     PART I
Item 1.  Business.
         ---------

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

         (b)  Financial Information About Industry Segments

         The Company's business activities are highly integrated and constitute a single industry segment. During each of the three successive fiscal years ending June 30, 1996, others of the Company's businesses or classes of similar products or services represented less than 10% of consolidated revenues, operating-profit, and assets. Financial information regarding the Company's foreign operations for each of these fiscal years is set forth under the Notes to the Consolidated Financial Statements in Footnote 13, entitled "Segment and Geographic Area Data," in the registrant's 1996 Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference to Exhibit No.
(13) of this report.

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

         As of June 30, 1996, the Company had 7,749 employees.

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

         United States Government and Agency Obligations. The Company is recognized by the Federal Reserve Bank of New York as a primary dealer in United States Government, government-guaranteed and agency obligations, and similar instruments. The Company participates in the auction of, and maintains proprietary positions in, United States Treasury bills, notes, bonds, and stripped-coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of various United States government-agency and sponsored-corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge its proprietary positions. As a primary dealer, Bear Stearns furnishes weekly reports of its inventory positions and market transactions in United States government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Bank's open-market activities. The Company's daily trading inventory in United States government, government-guaranteed and agency obligations is mainly financed through the use of repurchase agreements. In addition, the Company serves as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase and reverse-repurchase agreements.

         Corporate Fixed Income Securities. The Company acts as a dealer in sovereign and corporate fixed income securities and preferred stocks in New York, London, Hong Kong and Tokyo. It buys and sells these securities for its own account in principal transactions with institutional and individual customers, as well as other dealers. The Company conducts trading in the full spectrum of dollar and non-dollar debt securities. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers utilizing financial futures and other instruments. Moreover, the Company offers quantitative, strategic, and research services relating to fixed income securities to its domestic and international clients. The Company participates in the trading and sales of high yield, non-investment-grade securities and the securities and bank loans of companies subject to pending bankruptcy proceedings.

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

         The Company, through a special-purpose subsidiary, has established a mortgage-banking company to purchase, sell, and service conventional and FHA/VA fixed- and adjustable-rate mortgage loans -- primarily first liens secured by residential properties. Entire loan portfolios of varying quality are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is performed by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade. Loan collection is emphasized for the non-investment-grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure unit will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate which has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure unit maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. In addition, special-purpose subsidiaries issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

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

         Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by states, counties, cities, and state and local governmental authorities. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets in a broad spectrum of long- and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers and for a fee, the Company provides liquidity to investors in the variable rate, demand bond market. The Company periodically uses municipal futures to hedge its cash-market bond inventory. In addition, the Company maintains a municipal arbitrage portfolio for its own account consisting of municipal futures and cash bond positions. The Company's underwriting, trading and sales activities are supported by a municipal research group.

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

         Derivatives. The Company specializes in individually-negotiated, over-the-counter derivative contracts involving interest rates, currencies, equities, and mortgages. The products include interest-rate swaps, caps and floors, currency swaps, equity swaps, equity options, and mortgage swaps. The Company also develops structured derivative products which combine derivatives having both privately-and publicly-placed debt or equity issuances. The Company's over-the-counter derivatives business meets customer needs in areas such as investments, asset liability management, corporate finance, and capital markets.

         Over-the-Counter Equity Securities. The Company makes markets on a principal basis in common and preferred stocks, warrants, and other securities traded on the NASD's Automated Quotation System and otherwise in the over-the-counter market. Principal transactions with customers are effected at a net price equal to the prevailing inter-dealer price, plus or minus a mark-up or mark-down.

         Emerging Markets. The Company provides financial services in various emerging markets worldwide including: securities brokerage; equity and fixed income trading and sales; securities research; and a full range of investment banking, capital formation and advisory services. As part of these activities, the Company manages and participates in public offerings and arranges with institutional investors the private placement of debt and equity securities. The markets currently covered by the Company include all of Latin America, Asia and Southern and Eastern Europe.

         Specialist Activities. The Company is a participant in a specialist unit on the NYSE which performs specialist functions in 106 NYSE-listed stocks. This market-making operation is conducted through a joint venture with a member organization pursuant to a joint-account agreement. The market-making function of the specialist involves risk of loss during periods of market fluctuation, since specialists are obliged to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

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

         The margin requirements covering substantially all transactions in commodity-futures contracts are subject to the particular exchange's regulations. Commodity transactions may expose the Company to the risk of loss in the event a customer's margin deposit does not cover the losses incurred in the customer's account. In the United States, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, Inc., the New York Mercantile Exchange and other principal commodity exchanges. The Company is a member of the International Petroleum Exchange (the "IPE"), the London Commodity Exchange (the "LCE"), the London International Financial Futures Exchange (the "LIFFE"), Marche a Terme International de France ("MATIF") in Europe; and a "special" member of the Tokyo Stock Exchange for clearing Japanese government bond futures.

         International. Bear, Stearns International Limited ("BSIL") is a London based securities broker-dealer and engages in several types of activities including principal transactions, agency transactions, underwriting, and investment banking. BSIL is a member of the SFA, the IPE, the LIFFE, the International Securities Market Association (the "ISMA") and the LCE. Another London subsidiary, Bear Stearns International Trading ("BSIT"), is a market-maker in various non-dollar-denominated equity securities and engages in index and derivative arbitrage. BSIT is a member of the London Stock Exchange and SEAQ International.

         The Company's French subsidiary is Bear Stearns Finance S.A. ("BSFSA"). BSFSA is a regulated French broker-dealer and is a member of the MATIF.

         Bear Stearns (Japan) Ltd. ("BSJL") is a broker-dealer registered with the Japanese Ministry of Finance. BSJL sells equity and fixed income securities to Japanese institutional customers. Bear Stearns Hong Kong Ltd. is a member of the Securities and Futures Commission and sells U.S. commodities to retail customers. Bear Stearns Asia Ltd. is a member of the Stock Exchange of Hong Kong and sells equity and fixed income securities and derivative products to institutional and retail customers in Asia (excluding Japan) and also provides investment banking services to institutional clients. Bear Stearns Singapore Pte. Limited is a broker-dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities to institutional investors in Singapore and Southeast Asia.

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

         Real Estate. The Company is engaged in a variety of real estate activities on a nationwide basis. It provides comprehensive real estate-related investment banking, capital markets and financial advisory services. It also provides direct commercial mortgage lending on single properties as well as portfolios. A wholly owned subsidiary of the Company acts as a co-general partner in a limited partnership formed to allow United States pension funds to purchase multi-family properties nationwide. Another wholly owned subsidiary of the Company is a licensed real estate broker and engages in the sale of investment-grade commercial real estate and arranges debt and equity placements for both existing and proposed projects.

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

SECURITIES CLEARANCE ACTIVITIES

         The Company provides a full range of securities clearing services to clients. Organizations that are engaged in the retail or institutional brokerage business and are members of the NYSE and/or NASD comprise one category of correspondent clearing clients called "fully-disclosed correspondents." In addition, the Company has extensive involvement in the clearing of securities transactions for other types of clients such as: hedge funds, market-makers, specialists, arbitrageurs, money managers and other professional traders called "professional clearing clients".

         Besides commissions and service charges realized from securities clearing activities, the Company also earns substantial amounts of interest income. The Company extends credit directly to the customers of correspondent firms in order to facilitate the conduct of customer securities transactions on a margin basis. The correspondents indemnify the Company against margin losses on their customers' accounts. The Company also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since the Company must rely on the guaranties and general credit of the correspondents, the Company may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities. The correspondent clearing business for hedge funds, market-makers, risk arbitrageurs, specialists, and professional traders can require a substantial commitment of the Company's capital involving varying degrees of risk. The Company has developed computerized control systems to monitor and analyze risk on a daily basis.

         In addition to clearing trades, the Company provides other products and services to its correspondents such as recordkeeping, trading reports, accounting, general back-office support, stock loan, reorganization and custody of securities. The Company's prime broker plus system provides consolidated reporting and securities processing for professional investors executing trades at more than one securities firm. The financial responsibilities arising from the Company's clearing relationships are allocated in accordance with agreements with correspondents. To the extent that the correspondent has available resources, the Company is protected against claims by customers of the correspondent when the latter has been allocated responsibility for a function giving rise to a claim. However, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from the Company.

         The Company attempts to broaden, wherever possible, its relationships with correspondent clearing clients. In addition to performing administrative, operational and settlement functions, the Company also advises correspondents on communications systems and makes available to them a variety of non-brokerage products and services on favorable terms enabling them to benefit from the Company's centralized purchasing power.

INTEREST

         The Company derives substantial net interest income from customer margin loans and securities lending.

         Customer Financing. Securities transactions are effected for customers on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal requirements, which is collateralized by securities and cash in the customer's account, for a portion of the purchase price. The Company receives income from interest charged on the extension of credit; the rate of interest charged to customers for margin financing are based upon the Federal funds rate or brokers-call rate. By allowing customers to purchase securities on margin, the Company assumes the risk of loss if an adverse market movement reduces the value of the collateral below the amount of a customer's indebtedness. The Company's net interest income is impacted by the volume of customer borrowings and by the prevailing levels of interest rates.

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

OTHER ACTIVITIES

         Asset Management. The Company's asset management division manages equity and fixed income assets for some of the United States' leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals. With more than $8 billion under management, the asset management division provides its clients with diverse products, expertise and experience for enhancing investment returns by identifying, and taking advantage of, investment opportunities in the financial markets. Institutional products include: Large, Mid and Small Cap Value Equity; Global and Emerging Markets Fixed Income; and Alternative Investment Strategies.

         In addition, the asset management division serves individual investors through its management of The Bear Stearns Funds, a family of mutual funds which include: S&P Stars; Large Cap Value; Small Cap Value; The Insiders Select; Total Return Bond; and The Emerging Markets Debt.

         Securities Research. To provide customers with current information and opinions on equity investments and the securities markets, the Company's equity research unit provides analyses on approximately 800 companies. It also evaluates the trends and outlooks for 63 separate industries and the impact of changes in legislation, regulation and accounting standards on companies and their businesses.

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

         Custodial Trust Company. The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and CMO products; and commercial lending. At June 30, 1996, CTC held over $34 billion of assets for non-affiliated institutional clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

         Fiduciary Services. The Company is an investment consultant which assists pension and welfare funds, other institutional investors and high-net-worth individual clients in structuring and executing their investment affairs.

ADMINISTRATION AND OPERATIONS

         Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; office services; the custody of customer securities; and the overseeing of margin accounts of the Company and correspondent organizations. The processing, settlement, and accounting for transactions for the Company, correspondent organizations, and the customers of correspondent organizations is handled by a staff of approximately 3,400 employees located in separate operations offices in New York City and Whippany, New Jersey and, to a lesser extent, the Company's offices worldwide.

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

         Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC which require significant capital usage, such as underwriting, trading and the financing of customer margin-account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net-capital requirements is set forth in the Annual Report, Notes to Consolidated Financial Statements, Footnote 7, entitled "Regulatory Requirements," which is incorporated herein by reference to Exhibit No. (13) of this report.

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

Item 2. Properties.
        -----------

         The Company's executive offices and principal administrative offices occupy approximately 689,000 square feet of space at 245 Park Avenue, New York, New York under leases expiring through 2002.

         The Company also leases approximately 268,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing and clearance operations. Additionally, the Company leases approximately 13,000, 43,000 and 140,000 square feet of space at three locations in New York City under leases expiring in 1997, 2001 and 2004, respectively. The Company's regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco occupy an aggregate of approximately 276,000 square feet, while its eleven foreign offices occupy a total of approximately 107,000 square feet under leases expiring on various dates through the year 2016.

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

Item 3. Legal Proceedings.
        ------------------

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

         Alpha Group Consultants, et al. v. Weintraub, et al./In re Weintraub
         --------------------------------------------------------------------
Entertainment Group Litigation. On January 31, 1991, Alpha Group Consultants
- -------------------------------
Ltd. and the Allan D. Simon & Stefani R. Simon Living Trust commenced an action in the United States District Court for the Southern District of California. On April 24, 1991, an Amended Complaint was filed. On August 29, 1991 a Second Amended Complaint was filed, and on December 23, 1991 a Third Amended Complaint was filed. The action is brought individually and on behalf of a purported class of purchasers of $81 million aggregate amount of debentures and warrants of Weintraub Entertainment Group ("WEG") during the period January 23, 1987 through October 1, 1990. Named as defendants are WEG (WEG is a debtor in bankruptcy, and is thus named as a defendant only to the extent permitted under federal bankruptcy law), certain officers and directors of WEG, including Jerry Weintraub, Kenneth Kleinberg and Dennis Pope (the "Individual Defendants") and Bear Stearns, the placement agent in WEG's 1987 private placement of WEG debentures and warrants.

         The Third Amended Complaint alleges that at the time of the offering and thereafter, the defendants made false and misleading statements concerning WEG's financial condition, the experience of certain WEG officers, the intended use of proceeds from the sale of the WEG securities, the prospects for a public market for WEG securities, WEG's business plans, and certain terms of WEG's contracts with distributors. The Third Amended Complaint asserts violations of Sections 12(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), California state statutes, and the common law fiduciary duties allegedly owed by the defendants to the plaintiffs. The action seeks unspecified compensatory and punitive damages, treble damages under RICO, attorneys fees and expenses.

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

         In re Blech Securities Litigation. On October 24, 1994, a shareholder
         ----------------------------------
of certain biotechnology companies whose securities were underwritten by, or that otherwise had some relationship with, D. Blech & Co. ("Blech Securities"), commenced an action in the United States District Court for the Southern District of New York against D. Blech & Co., David Blech, certain money managers and investment advisors, and Bear Stearns, which had been a clearing broker for
D. Blech & Co. from September 1993 through September 1994. On December 14, 1994, the action was consolidated with three related actions that also had named as defendants twenty-four biotechnology companies as to whose securities D. Blech & Co. was an underwriter or market-maker.

         On March 27, 1995, an Amended Consolidated Class Action Complaint (the "First Amended Complaint") was filed. Plaintiffs alleged that defendants had engaged in a scheme to manipulate the market for and to inflate the prices of Blech Securities. The First Amended Complaint was brought on behalf of a purported class seeking unspecified money damages on behalf of all persons who purchased Blech Securities from July 1, 1991 through September 21, 1994, in a public offering or in the public market. The First Amended Complaint asserted that Bear Stearns violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and committed common law fraud. On June 6, 1996, the court granted Bear Stearns' motion to dismiss all allegations in the First Amended Complaint asserted against Bear Stearns, and granted plaintiffs leave to replead.

         On July 26, 1996, a Second Amended Consolidated Class Action Complaint (the "Second Amended Complaint") was filed on behalf of the same purported class seeking unspecified money damages against all defendants previously named, with the exception of the biotechnology companies. Plaintiffs continue to allege that defendants engaged in a scheme to manipulate the market for and to inflate the prices of Blech Securities. All claims previously alleged in the First Amended Complaint against Bear Stearns are reasserted in the Second Amended Complaint, except that plaintiffs do not assert any RICO claims. On September 12, 1996, Bear Stearns filed a motion to dismiss the Second Amended Complaint.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

         In re Daisy Systems Corporation, Debtor. On May 30, 1991, the Chapter
         ----------------------------------------
11 Trustee for Daisy Systems Corporation ("Daisy"), a debtor in bankruptcy, and Daisy/Cadnetix, Inc. ("DCI") filed a complaint in the United States District Court, Northern District of California, on behalf of Daisy and DCI against Bear Stearns and six former directors of Cadnetix, Inc. ("Cadnetix") and/or a Cadnetix subsidiary. A First Amended Complaint was filed on March 20, 1992, and a Second Amended Complaint (the "Complaint") filed and served on July 24, 1992.

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

         In-Store Advertising Securities Litigation. Beginning on September 3, 1990, a total of fifteen litigations involving a July 19, 1990 initial public offering by In-Store Advertising, Inc. ("ISA") were commenced in the United States District Court for the Southern District of New York. A Consolidated Class Action Complaint was filed by all of the plaintiffs in these actions on January 14, 1991. The Consolidated Class Action Complaint named as defendants ISA, several individual officers and directors of ISA; four venture capital firms (the "Venture Capital Defendants"); and Alex. Brown & Sons Incorporated ("Alex. Brown") and Bear Stearns. Alex. Brown and Bear Stearns were named individually and as representatives of a purported class of underwriters.

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

         Following these developments, on July 16, 1993, plaintiffs filed a Second Amended Consolidated Class Action Complaint (the "Second Amended Complaint"). The Second Amended Complaint names as defendants Robert E. Polansky, ISA's former chairman, president and chief executive officer, and John
E. Capps, ISA's former chief financial officer, secretary and treasurer (Polansky and Capps are together referred to as the "Management Defendants"); five other present or past officers and directors of ISA (collectively, the "Director Defendants"); the previously named Venture Capital Defendants; Alex. Brown and Bear Stearns, individually and as representatives of a purported class of underwriters (collectively, the "Underwriter Defendants"); and ISA's outside auditor, KPMG Peat Marwick. ISA was not named as a defendant in the Second Amended Complaint, and has been discharged from any liability in this litigation under a plan of reorganization approved by the Bankruptcy Court on August 8, 1993.

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

         On September 29, 1993, the Underwriter Defendants, including Bear Stearns, filed an answer to the Second Amended Consolidated Complaint denying all substantive allegations, asserting affirmative defenses and asserting a cross-claim for contribution against KPMG Peat Marwick. On December 30, 1993, plaintiffs' federal law claims against defendant KPMG Peat Marwick were dismissed as time barred, but the court retained jurisdiction over plaintiffs' state law claims against KPMG Peat Marwick. On June 15, 1994 KPMG Peat Marwick moved to dismiss or sever plaintiffs' state law claims and the cross-claims asserted against KPMG Peat Marwick by the Underwriter Defendants, including Bear Stearns, and the Venture Capital Defendants. On February 21, 1995, plaintiffs' state law fraud claims against KPMG Peat Marwick were dismissed due to plaintiffs' failure to plead fraud with particularity. The cross-claims for contribution asserted against KPMG Peat Marwick by the Underwriter Defendants and Venture Capital Defendants also were dismissed, except to the extent that the cross-claims seek contribution pursuant to Section 11 of the Securities Act. Also on February 21, 1995, the court denied a motion by KPMG Peat Marwick to sever the cross-claims from the action. On April 4,

1996, the court ordered that the contribution claims against KPMG Peat Marwick be stayed pending resolution of the plaintiffs' claims.

         On September 5, 1990, David Ackerman, suing derivatively on behalf of ISA, commenced an action in the United States District Court for the Southern District of New York, naming as defendants the Director Defendants, Alex. Brown, KPMG Peat Marwick, Bear Stearns and "John Doe". That complaint alleges that defendants made false and misleading statements concerning ISA's business prospects, and that when ISA revealed that its second quarter earnings and revenues in its fiscal year 1990 were below those publicly forecast and that its near term prospects would also fail to meet prior forecasts, ISA's stock price declined and class action lawsuits were filed, resulting in damage to ISA's reputation and business, and requiring ISA to incur substantial legal fees and expenses. Claims are asserted under Section 10(b) of the Exchange Act and Rule 10b-5 and state common law.

         On November 30, 1990, ISA moved to dismiss this complaint due to plaintiff's failure to make a pre-litigation demand on ISA's board of directors. All other defendants, including Bear Stearns, joined this motion to dismiss by letter. The motion is currently pending.

         On September 20, 1996, certain defendants in the action, including four Director Defendants, the Venture Capital Defendants, and the Underwriter Defendants, including Bear Stearns, entered into a memorandum of understanding settling the plaintiffs' individual and class claims against these defendants. Bear Stearns' liability pursuant to the terms of this settlement, which must be approved by the Court before it becomes effective, is not material.

         Henryk de Kwiatkowski v. Bear Stearns & Co., Inc. et al.  On
         --------------------------------------------------------
June 25, 1996, a Complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns & Co., Inc., Bear Stearns Securities Corp., Bear Stearns Forex, Inc. and a registered representative alleging breach of fiduciary duties, negligence, fraud, negligent misrepresentation and violations of the Commodity Exchange Act. The Complaint seeks to recover at least $300 million in losses and at least $100 million in punitive damages. On August 14, 1996, all defendants in the case moved to dismiss plaintiff's complaint.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

         In re Lady Luck Gaming Corporation Securities Litigation. Beginning in
         ---------------------------------------------------------
March 1995, several actions were commenced in the

United States District Court for the District of Nevada involving Lady Luck Gaming Corporation ("Lady Luck"). A Consolidated Class Action Complaint was filed on August 14, 1995. The Consolidated Class Action Complaint named as defendants Bear Stearns, Oppenheimer & Co., Inc., Lady Luck and several directors and officers of Lady Luck. Bear Stearns and Oppenheimer are sued in their capacity as co-lead underwriters of an initial public offering ("IPO") of 4,500,000 shares of Lady Luck stock on September 29, 1993.

         The Consolidated Class Action Complaint alleges claims on behalf of a purported class consisting of all persons who purchased shares of Lady Luck from September 29, 1993 to May 4, 1995. The Consolidated Class Action Complaint asserts violations of Sections 11 and 12 of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder against Bear Stearns and Oppenheimer. Plaintiffs allege that the prospectus issued in connection with the IPO contained certain false or misleading statements regarding Lady Luck and the casino-gaming industry as a whole, and that defendants continued to make false or misleading statements regarding Lady Luck until May 4, 1995. Plaintiffs seek unspecified compensatory damages and any appropriate equitable relief.

         On September 18, 1995, defendants moved to dismiss the Consolidated Class Action Complaint.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

         NASDAQ Antitrust Litigation. On July 17, 1996, the Antitrust Division
         ----------------------------
of the United States Department of Justice filed a civil antitrust complaint against firms that make markets in NASDAQ securities, including Bear Stearns. The complaint alleges that these market maker defendants violated Section 1 of the Sherman Act through a "common understanding" to follow a "quoting convention" that the complaint asserts had inflated the "inside spread" (the difference between the best quoted buying price and the best quoted selling price on NASDAQ) in certain NASDAQ stocks. This allegedly resulted in investors having to pay higher transaction costs for buying and selling stocks than they would have paid otherwise. At the same time the complaint was filed, a proposed settlement of the action was announced, pursuant to which the market maker defendants in the action have agreed not to engage in certain conduct. The proposed settlement, which is subject to court approval, provides, among other things, for the monitoring and tape-recording by each of the market maker defendants of not less than 3.5 percent, or a maximum of 70 hours per week, of telephone conversations by its over-the-counter desk traders; the provision to the Department of Justice of any taped conversation that may violate the terms of the settlement; and for Department of Justice representatives to appear unannounced, during regular business hours, for the purpose of monitoring trader conversations as the conversations occur.

         Primavera Familienstiftung v. David J. Askin, et al./ABF Capital
         ----------------------------------------------------------------
Management, et al. v. Askin Capital Management, L.P. et al./In Re Granite
- -------------------------------------------------------------------------
Partners, Granite Corporation Quartz Hedge Fund. On April 7, 1994, Granite
- ------------------------------------------------
Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds" or the "Debtors"), three investment funds managed by Askin Capital Management L.P. ("ACM") and David J. Askin ("Askin"), filed for bankruptcy in an action entitled In re Granite Partners, Granite Corp. Quartz Hedge Fund in the United States
- -------------------------------------------------------
District Court for the Southern District of New York (the "Bankruptcy Court") after suffering losses in mortgage-backed securities and related instruments. After the Funds defaulted on certain obligations, Bear Stearns, Bear Stearns Capital Markets and other firms liquidated certain positions in these accounts. A trustee (the "Trustee") appointed by the Bankruptcy Court determined to investigate the Debtors' claim that Bear Stearns and other firms acted improperly in connection with the liquidation of the Debtors' accounts and in other ways, and are liable to the Funds for damages.

         On September 12, 1996, the Trustee filed an adversary proceeding against Bear Stearns and Bear Stearns Capital Markets in the Bankruptcy Court. The Complaint alleges that Bear Stearns (and, for certain claims, Bear Stearns Capital Markets) is liable for violations of the Sherman Antitrust Act, Section 340 of the New York General Business Law (the Donnelly Act), and certain Uniform Commercial Code provisions, and for breach of contract, retaining certain liquidation proceeds in violation of Section 559 of the Bankruptcy Code, unjust enrichment, breach of a purported common law duty to liquidate collateral in a commercially reasonable manner, and conspiracy to breach such duty. The Complaint also contains objections to proofs of claim filed in the Bankruptcy Court by Bear Stearns and Bear Stearns Capital Markets. The complaint alleges that Bear Stearns conducted a collusive and commercially unreasonable liquidation and violated its agreements with the Funds during this liquidation. The suit seeks actual damages alleged to be at least $44 million, treble damages for the antitrust claims, consequential and punitive damages in an unspecified amount, the disallowance or subordination of Bear Stearns' claims against the Debtors, and other relief, plus costs and attorney's fees.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

         On September 20, 1995, Primavera Familienstiftung, which purports to be an investor in Granite Corporation, amended its complaint in a previously commenced action, Primavera Familienstiftung v. David J. Askin, et al. in the
                  ----------------------------------------------------
United States District Court for the Southern District of New York, to include claims against Bear Stearns and other broker-dealers (the "Broker-Dealer Defendants"). The complaint purports to be a class action on behalf of all investors who purchased interests in the Funds after January 26, 1993.

         The Complaint alleges that the Broker Dealer Defendants are liable for violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Securities Exchange Act, common law fraud, aiding and abetting a breach of fiduciary duty by Askin, breach of contract, and violations of Uniform Commercial Code provisions. The Complaint seeks compensatory and punitive damages in unspecified amounts, together with the costs and expenses of the action. On April 9, 1996, the Bankruptcy Court granted in part and denied in part a motion by the Trustee to stay the Primavera action. On April 23, 1996, all defendants filed motions in the District Court to dismiss the complaint.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

         On March 27, 1996, other purported investors in the Funds filed a lawsuit in the Supreme Court of the State of New York against ACM and the Broker-Dealer Defendants, ABF Capital Management, et al. v. Askin Capital
                          -----------------------------------------------
Management, L.P., et al. The suit alleges that the Broker-Dealer Defendants
- ------------------------
aided and abetted an alleged fraud and breach of fiduciary duty by ACM, that the Broker-Dealer Defendants were unjustly enriched, and that the Broker-Dealer Defendants are liable for violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Among other things, the Broker-Dealer Defendants are alleged to have created and encouraged ACM to purchase inappropriate securities, provided ACM with inflated "marks" for the securities in ACM's portfolios, unreasonably extended credit to ACM, and departed from the standards of ordinary care in other ways as well. The suit seeks recovery of the amounts the plaintiffs paid for their interests in the Funds (alleged to be approximately $230 million), an unspecified amount of allegedly unjust enrichment, treble damages, punitive damages alleged to be no less than $1 billion, plus interest, costs, attorneys fees and other unspecified damages.

         On April 24, 1996, this case was removed to the United States District Court for the Southern District of New York. On May 31, 1996, all defendants filed motions to dismiss the case. On August 22, 1996, the court dismissed all claims alleged against the Broker-Dealer Defendants, with leave to replead the claim that the Broker-Dealer Defendants aided and abetted ACM's alleged fraud.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

                                *      *      *

         The Company or a subsidiary of the Company also has been named as a defendant in numerous other civil actions arising out of its activities as a broker and dealer in securities, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Several of these actions allege damages in large or indeterminate amounts, and some of these actions are class actions. With respect to claims involving the Partnership, Bear Stearns has assumed from the Partnership, and has agreed to indemnify the Partnership against, the Partnership's liability, if any, arising out of all legal proceedings to which the Partnership is or was named as a party. In view of the number and diversity of all of the claims referred to in this paragraph and above, the number of jurisdictions in which these claims are pending and the inherent difficulty of predicting the outcome of these claims, the Company cannot state what the eventual outcome of these claims will be. The Company is contesting the allegations in these lawsuits, and believes that there are substantial defenses in these lawsuits.

         The Company also is involved from time to time in investigations and proceedings by governmental and self-regulatory agencies.


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         None.

Executive Officers of the Company
- ---------------------------------

         The following table sets forth certain information concerning executive officers of the Company as of September 15, 1996.


                             AGE AS OF
                           SEPTEMBER 15,     PRINCIPAL OCCUPATION
NAME                           1996          AND DIRECTORSHIPS HELD
- ----                           ----          ----------------------

Alan C. Greenberg               69           Chairman of the Board of the
                                             Company and Bear Stearns and
                                             Chairman of the Executive
                                             Committee of the Company's Board
                                             of Directors (the "Executive
                                             Committee")

James E. Cayne                  62           President and Chief Executive
                                             Officer of the Company and Bear
                                             Stearns, member of the Executive
                                             Committee and Chairman of the
                                             Management and Compensation
                                             Committee of the Company's Board
                                             of Directors (the "Management and
                                             Compensation Committee")

Mark E. Lehman                  45           Executive Vice President of the
                                             Company and Bear Stearns and
                                             member of the Executive Committee

Alan D. Schwartz                46           Executive Vice President of the
                                             Company and Bear Stearns and
                                             member of the Executive Committee
                                             and the Management and
                                             Compensation Committee; Director,
                                             Daka International, Inc.

Warren J. Spector               38           Executive Vice President of the
                                             Company and Bear Stearns and
                                             member of the Executive Committee
                                             and the Management and
                                             Compensation Committee

Richard Harriton                61           Senior Managing Director of Bear
                                             Stearns and member of the
                                             Management and Compensation
                                             Committee

Michael Minikes                 53           Treasurer of the Company and Bear
                                             Stearns; Director, Depository
                                             Trust Company; Chairman of the
                                             Board, International Depository
                                             and Clearing, Inc.; Trustee, The
                                             Milestone Funds

William J. Montgoris            49           Chief Operating Officer and Chief
                                             Financial Officer of the Company
                                             and Bear Stearns and member of the
                                             Management and Compensation
                                             Committee

                             AGE AS OF
                           SEPTEMBER 15,     PRINCIPAL OCCUPATION
NAME                           1996          AND DIRECTORSHIPS HELD
- ----                           ----          ----------------------

Robert M. Steinberg             51           Senior Managing Director of Bear
                                             Stearns and member of the
                                             Management and Compensation
                                             Committee

Samuel L. Molinaro Jr.          38           Senior Vice President - Finance of
                                             the Company and Bear Stearns

Michael J. Abatemarco           49           Controller of the Company and Bear
                                             Stearns

Frederick B. Casey              57           Assistant Treasurer of the Company
                                             and Bear Stearns

Kenneth L. Edlow                55           Secretary of the Company and Bear
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

         Mr. Lehman became an Executive Vice President of the Company in September 1995. Prior thereto, Mr. Lehman was Senior Vice President - General Counsel of Bear Stearns for more than five years. Mr. Lehman is General Counsel of the Company and Bear Stearns.

         Mr. Schwartz has been an Executive Vice President of the Company for more than the past five years. Mr. Schwartz is responsible for all of the investment banking activities of Bear Stearns.

         Mr. Spector became an Executive Vice President of the Company in November 1992. Prior thereto, Mr. Spector was involved in the management of Bear Stearns' Mortgage Department for more than five years. Mr. Spector is responsible for all fixed income activities of Bear Stearns.

         Mr. Harriton has been in charge of the Company's correspondent clearing services (through BSSC) for more than the past five years. Mr. Harriton has been President of BSSC since its inception.

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

         Mr. Molinaro has been Senior Vice President-Finance of the Company and Bear Stearns since September 8, 1993 and a Senior Managing Director of Bear Stearns since September 14, 1993. Mr. Molinaro served as Assistant Controller of Bear Stearns from July 10, 1989 to September 7, 1993. Mr. Molinaro was a Managing Director of Bear Stearns from September 4, 1990 to September 13, 1993.

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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ----------------------------------------------------------------------

         The information required to be furnished pursuant to this item is set forth under the caption "Price Range of Common Stock and Dividends" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


Item 6. Selected Financial Data.
        ------------------------

         The information required to be furnished pursuant to this item is set forth under the caption "Selected Financial Data" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
        -----------------------------------------------------------------------

         The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


Item 8. Financial Statements and Supplementary Data.
        --------------------------------------------

         The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in the Annual Report. Such information and the Independent Auditors' Report in the Annual Report are incorporated herein by reference to Exhibit No. (13) of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ----------------------------------------------------------------

             None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1996 Annual Meeting of Stockholders to be held on October 28, 1996, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

         The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.
         -----------------------

         The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" of the Proxy Statement, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

         The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions" of the Proxy Statement, and is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

                  (a) List of Financial Statements, Financial Statement Schedules and Exhibits:

Financial Statements:
- ---------------------

         The financial statements required to be filed hereunder are listed on page F-1 hereof.

Financial Statement Schedules:
- ------------------------------

         The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

Exhibits:
- ---------

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

(10)(a)(1) 1985 Stock Option Plan, as amended (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-1 (File No. 33-15948)).*

(10)(a)(2) Employee Convertible Debenture Purchase Plan (incorporated by reference to Exhibit A to the registrant's proxy statement furnished to stock-holders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on September 21, 1987).*

(10)(a)(3) 1989 Deferred Compensation Plan for Executive Officers (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 29, 1990).*

(10)(a)(4) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit 10(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(5) Amendment to the Management Compensation Plan, adopted September 10, 1996, subject to approval of Stockholders at the 1996 Annual Meeting.*

(10)(a)(6) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of July 1, 1993 (the "CAP Plan") (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 25, 1993).*

(10)(a)(7) Amendment to the CAP Plan, adopted April 14, 1994 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(8) Amendment to the CAP Plan, adopted September 1, 1994, (incorporated by reference to Exhibit 10(a)(7) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                           1994).*

(10)(a)(9) Amendment to the CAP Plan, adopted August 7, 1995, (incorporated by reference to Exhibit 10(a)(9) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                           1995).*

(10)(a)(10) Amendment to the CAP Plan, adopted January 18, 1996 certain provisions of which are subject to the approval of the Stockholders at the 1996 Annual Meeting (filed as Exhibit 10(a)(10) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1995).*

(10)(a)(11) Amendment to the CAP Plan, adopted February 7, 1996 subject to approval of the Stockholders at the 1996 Annual Meeting (filed as Exhibit 10(a)(11) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1995).*

(10)(a)(12) Amendment to the CAP Plan, adopted September 10, 1996, certain provisions of which are subject to approval of the Stockholders at the 1996 Annual Meeting.*

(10)(a)(13) Performance Compensation Plan, adopted September 10, 1996 subject to approval of Stockholders at the 1996 Annual Meeting (filed as Exhibit A to the registrant's proxy statement furnished to Stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders to be held on October 28, 1996).*

(10)(a)(14) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred
                           Compensation Plan").*

(10)(a)(15) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995.*

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

(13) 1996 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)                       Subsidiaries of the registrant.

(23)                       Consent of Deloitte & Touche LLP.

(27)                       Financial Data Schedule.

- ---------------------------------
* Executive Compensation Plans and Arrangements



                           (b) Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the last quarter of the period covering this report:

                                    A Current Report on Form 8-K dated April 17,
                                    1996, pertaining to the registrant's results of operations for the three months and nine months ended March 29, 1996.

                                    A Current Report on Form 8-K dated April 18,
                                    1996, pertaining to the declaration of
                                    dividends.

                                    A Current Report on Form 8-K dated May 23,
                                    1996 pertaining to a tax opinion in
                                    connection with the Company's Medium Term
                                    Note Program.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1996.

                                        THE BEAR STEARNS COMPANIES INC.
                                                 (Registrant)


                                        By: /s/ William J. Montgoris
                                            ----------------------------
                                            William J. Montgoris
                                            Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of September, 1996.


                  NAME                                      TITLE
                  ----                                      -----


/s/ Alan C. Greenberg
- ---------------------------------                        Chairman of the Board;
Alan C. Greenberg                                        Director



/s/ James E. Cayne                                       President and Chief
- ---------------------------------                        Executive Officer;
James E. Cayne                                           Director




/s/ William J. Montgoris                                 Chief Operating
- ---------------------------------                        Officer and Chief
William J. Montgoris                                     Financial Officer
                                                         (Principal Financial
                                                         Officer); Director



/s/ Alan D. Schwartz
- ---------------------------------                        Executive Vice
Alan D. Schwartz                                         President; Director



/s/ Warren J. Spector                                    Executive Vice
- ---------------------------------                        President; Director
Warren J. Spector

                  NAME                                     TITLE
                  ----                                     -----


- ---------------------------------                        Executive Vice
Mark E. Lehman                                           President; Director



- ---------------------------------                        Treasurer; Director
Michael Minikes



/s/ E. Garrett Bewkes III                                Director
- ---------------------------------
E. Garrett Bewkes III



- ---------------------------------                        Director
Denis A. Bovin



/s/ Peter D. Cherasia                                    Director
- ---------------------------------
Peter D. Cherasia



/s/ Barry J. Cohen                                       Director
- ---------------------------------
Barry J. Cohen



/s/ Wendy L. de Monchaux                                 Director
- ---------------------------------
Wendy L. de Monchaux



- ---------------------------------                        Director
Grace J. Fippinger



/s/ Bruce E. Geismar                                     Director
- ---------------------------------
Bruce E. Geismar



/s/ Carl D. Glickman                                     Director
- ---------------------------------
Carl D. Glickman



/s/ Thomas R. Green                                      Director
- ---------------------------------
Thomas R. Green

                  NAME                                     TITLE
                  ----                                     -----


/s/ Donald J. Harrington                                 Director
- ---------------------------------
Donald J. Harrington



/s/ Richard Harriton                                     Director
- ---------------------------------
Richard Harriton



/s/ Daniel L. Keating                                    Director
- ---------------------------------
Daniel L. Keating



/s/ John W. Kluge                                        Director
- ---------------------------------
John W. Kluge



/s/ David A. Liebowitz                                   Director
- ---------------------------------
David A. Liebowitz



/s/ Bruce M. Lisman                                      Director
- ---------------------------------
Bruce M. Lisman



/s/ Roland N. Livney                                     Director
- ---------------------------------
Roland N. Livney



/s/ Donald R. Mullen Jr.                                 Director
- ---------------------------------
Donald R. Mullen Jr.



/s/ Frank T. Nickell                                     Director
- ---------------------------------
Frank T. Nickell



/s/ Craig M. Overlander                                  Director
- ---------------------------------
Craig M. Overlander



/s/ Stephen E. Raphael                                   Director
- ---------------------------------
Stephen E. Raphael

                  NAME                                     TITLE
                  ----                                     -----



/s/ E. John Rosenwald Jr.                                Director
- ---------------------------------
E. John Rosenwald Jr.



/s/ Lewis A. Sachs                                       Director
- ---------------------------------
Lewis A. Sachs



- ---------------------------------                        Director
Frederic V. Salerno



/s/ David M. Solomon                                     Director
- ---------------------------------
David M. Solomon



- ---------------------------------                        Director
Robert M. Steinberg



/s/ Michael L. Tarnopol                                  Director
- ---------------------------------
Michael L. Tarnopol



/s/ Vincent Tese                                         Director
- ---------------------------------
Vincent Tese



- ---------------------------------                        Director
Fred Wilpon



/s/ Uzi Zucker                                           Director
- ---------------------------------
Uzi Zucker



/s/ Michael J. Abatemarco                                Controller
- ---------------------------------
Michael J. Abatemarco



/s/ Samuel L. Molinaro Jr.                               Senior Vice President
- ---------------------------------                        Finance (Principal
Samuel L. Molinaro Jr.                                   Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS 14 (a) (1) and 14 (a) (2)

Financial Statements                                              Page Reference
                                                                      Annual
                                                     Form 10-K       Report *
                                                     ---------       --------

Independent Auditors' Report                                            55

The Bear Stearns Companies Inc.
- -------------------------------

(i)        Consolidated Statements of Income-
            fiscal years ended
            June 30, 1996, 1995 and 1994                                35

(ii)       Consolidated Statements of Financial
            Condition at June 30, 1996 and 1995                         36

(iii)      Consolidated Statements of Cash Flows-
            fiscal years ended
            June 30, 1996, 1995 and 1994                                37

(iv)       Consolidated Statements of Changes in
            Stockholders' Equity - fiscal years
            ended June 30, 1994, 1995 and 1996                         38-39

(v)        Notes to Consolidated Financial
            Statements                                                 40-54

Financial Statement Schedules
- -----------------------------

           Independent Auditors' Report                 F-2

I          Condensed financial information of
            registrant                               F-3 - F-6

II         Valuation and qualifying accounts            F-7

 *         Incorporated by reference from the indicated
            pages of the 1996 Annual Report to Stockholders.

           All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

DELOITTE &
TOUCHE LLP

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:


We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and Subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 26, 1996; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of The
Bear Stearns Companies Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

August 26, 1996

                                                                      SCHEDULE I



                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)


                                                      Fiscal Year       Fiscal Year      Fiscal Year
                                                         Ended             Ended            Ended
                                                     June 30, 1996     June 30, 1995    June 30, 1994
                                                     -------------     -------------    -------------
Revenues
  Interest
    Coupon                                           $    -             $   8,397          $  8,851
    Intercompany                                       869,127            711,701           361,824
  Other                                                 59,811             52,444            49,056
                                                      --------           --------          --------
                                                       928,938            772,542           419,731
                                                      --------           --------          --------

Expenses
  Interest                                             876,536            743,730           415,794
  Other                                                 66,502             51,788            48,108
                                                      --------           --------          --------
                                                       943,038            795,518           463,902
                                                      --------           --------          --------

Loss before provision
  for (benefit from) income taxes
  and equity in earnings of
  subsidiaries                                         (14,100)           (22,976)          (44,171)
Provision for (benefit from)
  income taxes                                           5,689              2,427           (15,320)
                                                      --------           --------          --------
Loss before equity in
  earnings of subsidiaries                             (19,789)           (25,403)          (28,851)
Equity in earnings of
  subsidiaries                                         510,427            266,014           415,816
                                                      --------           --------          --------
Net income                                           $ 490,638          $ 240,611         $ 386,965
                                                      ========           ========          ========


See Notes to Condensed Financial Information.

                                                                      SCHEDULE I



                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                         June 30,                  June 30,
                                                                           1996                      1995
                                                                       -----------               ------------
ASSETS
Cash                                                                   $     2,783               $     2,028
Receivables from subsidiaries                                           15,306,820                12,119,142
Investments in subsidiaries, at equity                                   2,958,437                 2,421,957
Property, equipment and leasehold improvements,
   net of accumulated depreciation and amortization
   of $274,319 in 1996 and $214,398 in 1995                                263,916                   246,111
Other assets                                                               372,055                   258,189
                                                                        ----------                ----------
         Total Assets                                                  $18,904,011               $15,047,427
                                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                  $ 9,531,203               $ 8,224,457
Payables to subsidiaries                                                    24,355                    31,750
Other liabilities                                                          368,556                   188,958
                                                                        ----------                ----------
                                                                         9,924,114                 8,445,165
                                                                        ----------                ----------
Long-term borrowings                                                     6,043,614                 4,059,944
                                                                        ----------                ----------
Long-term borrowings from subsidiaries                                     190,869                   189,857
                                                                        ----------                ----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 10,000,000 shares authorized:
   Adjustable Rate Cumulative Preferred Stock,
     Series A; $50 liquidation preference; 3,000,000
     shares issued                                                         150,000                   150,000
   Cumulative Preferred Stock, Series B; $200
     liquidation preference; 937,500 shares
     issued and outstanding                                                187,500                   187,500
   Cumulative Preferred Stock, Series C; $200
     liquidation preference; 500,000 shares
     issued and outstanding                                                100,000                   100,000
Common stock, $1.00 par value; 200,000,000 shares
   authorized; 159,803,764 shares and 152,202,724
   shares issued in 1996 and 1995, respectively                            159,804                   152,203
Paid-in capital                                                          1,696,217                 1,557,237
Retained earnings                                                          694,108                   430,330
Capital Accumulation Plan                                                  471,191                   344,338
Treasury stock, at cost -
   Adjustable Rate Cumulative Preferred
     Stock, Series A; 2,341,350 shares and 2,118,550 shares
     in 1996 and 1995, respectively                                        (95,389)                  (85,507)
   Common stock; 41,664,729 shares and 34,866,529
     shares in 1996 and 1995, respectively                                (598,217)                 (458,193)
Note receivable from ESOP Trust                                            (19,800)                  (25,447)
                                                                        ----------                ----------
Total Stockholders' Equity                                               2,745,414                 2,352,461
                                                                        ----------                ----------
Total Liabilities and Stockholders' Equity                             $18,904,011               $15,047,427
                                                                        ==========                ==========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Fiscal Year     Fiscal Year      Fiscal Year
                                                           Ended           Ended            Ended
                                                       June 30, 1996   June 30, 1995    June 30, 1994
                                                       -------------   -------------    -------------
Cash flows from operating activities:
Net income                                             $    490,638     $   240,611     $   386,965
Adjustments to reconcile net
  income to cash used in
  operating activities:
    Equity in earnings of
      subsidiaries, net of dividends
      received                                             (300,043)       (193,724)       (344,529)
    Other                                                    66,081          65,118          48,783
(Increases) decreases in assets:
  Receivables from subsidiaries                          (3,187,678)     (1,313,631)     (3,110,390)
  Investments in subsidiaries,
    net                                                    (236,437)         10,025         (40,231)
  Other assets                                                1,490         (18,744)       (105,226)
Increases (decreases) in liabilities:
  Payables to subsidiaries                                   (6,383)           (477)        117,956
  Other liabilities                                         174,542          48,042         (13,896)
                                                         ----------      ----------      ----------
Cash used in operating
  activities                                             (2,997,790)     (1,162,780)     (3,060,568)
                                                         ----------      ----------      ----------

Cash flows from financing activities:
Net proceeds from issuance of
  Cumulative Preferred Stock                                      -               -          96,689
Net proceeds from short-term
  borrowings                                              1,306,746         648,360       1,584,682
Issuance of long-term borrowings                          2,654,134       1,040,090       1,795,979
Capital Accumulation Plan                                   181,702          87,560         137,084
Common Stock distributions                                    6,497          18,088           3,733
Note repayment from ESOP Trust                                5,647           5,229           4,841
Payments for:
  Retirement of Senior Notes                               (674,000)       (400,300)       (273,000)
  Treasury stock purchases                                 (191,474)        (70,373)       (147,763)
Cash dividends paid                                         (95,001)        (92,642)        (90,769)
                                                         ----------      ----------      ----------
Cash provided by financing
  activities                                              3,194,251       1,236,012       3,111,476
                                                         ----------      ----------      ----------

Cash flows from investing activities:
Purchases of property, equipment and
  leasehold improvements                                    (77,510)        (81,282)        (65,473)
Purchases of investment securities
  and other assets                                         (118,938)              -         (17,192)
Proceeds from sale of investment
  securities and other assets                                   742           9,217          31,928
                                                          ---------      ----------      ----------
Cash used in investing activities                          (195,706)        (72,065)        (50,737)
                                                          ---------      ----------      ----------

Net increase in cash                                            755           1,167             171
Cash, beginning of year                                       2,028             861             690
                                                          ---------      ----------       ---------
Cash, end of year                                        $    2,783     $     2,028      $      861
                                                          =========      ==========       =========



See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


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

2.       DIVIDENDS RECEIVED FROM SUBSIDIARIES

         The Company received from its consolidated subsidiaries cash dividends of $210.4 million, $72.2 million, and $71.3 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

3.       STATEMENT OF CASH FLOWS

         Income taxes paid (consolidated) totaled $279.0 million, $125.6 million, and $276.6 million in the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Cash payments for interest approximated interest expense for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

                                                                     SCHEDULE II




                         THE BEAR STEARNS COMPANIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (In thousands)


                                                              Charged to
                                        Balance at            Costs and                           Balance at
    Description                     Beginning of Period        Expenses         Deductions       End of Period
    -----------                     -------------------        --------         ----------       -------------
Allowance for Doubtful
  Accounts:

   Year ended June 30, 1996                 $54,175             $ 4,892          $(8,418)           $50,649

   Year ended June 30, 1995                  42,053               6,479           (4,357)            54,175

   Year ended June 30, 1994                  35,479              12,871           (6,297)            42,053


                                  EXHIBIT INDEX

Exhibit No.                              Exhibit
- -----------                              -------


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




                                EXHIBIT INDEX - 1

Exhibit No.                              Exhibit
- -----------                              -------




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




                                EXHIBIT INDEX - 2

Exhibit No.                            Exhibit
- -----------                            -------

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

(10)(a)(5) Amendment to the Management Compensation Plan, adopted September 10, 1996, subject to approval of Stockholders at the 1996 Annual Meeting.




                                EXHIBIT INDEX - 3

Exhibit No.                               Exhibit
- -----------                               -------


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

(10)(a)(8) Amendment to the CAP Plan, adopted September 1, 1994, (incorporated by reference to Exhibit 10(a)(7) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                           1994).

(10)(a)(9) Amendment to the CAP Plan, adopted August 7, 1995, (incorporated by reference to Exhibit 10(a)(9) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
                           1995).

(10)(a)(10) Amendment to the CAP Plan, adopted January 18, 1996 certain provisions of which are subject to the approval of the Stockholders at the 1996 Annual Meeting (filed as Exhibit 10(a)(10) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1995).

(10)(a)(11) Amendment to CAP Plan, adopted February 7, 1996 subject to the approval of the Stockholders at the 1996 Annual Meeting (filed as Exhibit 10(a)(11) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1995).

(10)(a)(12) Amendment to the CAP Plan, adopted September 10, 1996, certain provisions of which are subject to approval of the Stockholders at the 1996 Annual Meeting.

(10)(a)(13) Performance Compensation Plan, adopted September 10, 1996 subject to approval of Stockholders at the 1996 Annual Meeting (filed as Exhibit A to the registrant's proxy statement furnished to Stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders to be held on October 28, 1996).




                                EXHIBIT INDEX - 4

Exhibit No.                             Exhibit
- -----------                             -------



(10)(a)(14) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred
                           Compensation Plan").

(10)(a)(15) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995.

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

(13) 1996 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)                       Subsidiaries of the registrant.

(23)                       Consent of Deloitte & Touche LLP.

(27)                       Financial Data Schedule.





                                EXHIBIT INDEX - 5



NYFS04...:\25\22625\0110\6678\10K9196P.17C