Form 10-Q
period 1996-09-27
BEAR STEARNS COMPANIES INC
filed 1996-11-12
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 27, 1996

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _____________ to ______________

                          Commission File Number 1-8989

                         The Bear Stearns Companies Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                          13-3286161
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                245 Park Avenue, New York, New York            10167
                (Address of principal executive offices)     (Zip Code)

                                 (212)272-2000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 1996, the latest practicable date, there were 116,066,859 shares of Common Stock, $1 par value, outstanding.

                          TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at September 27, 1996 (Unaudited) and June 30, 1996

          Consolidated Statements of Income (Unaudited) for the three-month periods ended September 27, 1996 and September 29, 1995

          Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended September 27, 1996 and September 29, 1995

          Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                     THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Assets


                                            September 27,        June 30,
                                               1996                1996
                                          ---------------     ---------------
                                             (Unaudited)
                                                  (In thousands)

Cash and cash equivalents                    $    63,850         $   127,847

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     Federal regulations                       2,336,298           1,702,124

Securities purchased under agreements
     to resell                                23,330,351          24,517,275

Securities borrowed                           31,184,871          29,611,207

Receivables:
     Customers                                 7,584,102           7,976,373
     Brokers, dealers and others               1,546,199             811,391
     Interest and dividends                      276,197             305,725

Financial instruments owned, at
     fair value                               28,556,778          26,222,134

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization               337,967             331,924

Other assets                                     532,921             479,157
                                          ---------------     ---------------

Total  Assets                                $95,749,534         $92,085,157
                                          ===============     ===============



See Notes to Consolidated Financial Statements.

                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    Liabilities and Stockholders' Equity


                                           September 27,         June 30,
                                               1996                1996
                                          ---------------     ---------------
                                            (Unaudited)
                                        (In thousands, except share data)

Short-term borrowings                        $10,409,684         $ 9,867,619

Securities sold under agreements
     to repurchase                            34,185,790          33,353,899
Payables:
     Customers                                24,001,687          21,905,015
     Brokers, dealers and others               1,138,331           1,847,599
     Interest and dividends                      358,186             448,121
Financial instruments sold, but not
     yet purchased, at fair value             15,156,049          13,916,581
Accrued employee compensation and benefits       287,739             712,962
Other liabilities and accrued expenses           788,653           1,094,333
                                          ---------------     ---------------
                                              86,326,119          83,146,129
                                          ---------------     ---------------
Commitments and Contingencies

Long-term Borrowings                           6,489,520           6,043,614
                                          ---------------     ---------------

Preferred Stock issued by subsidiary
                                                 150,000             150,000
                                          ---------------     ---------------

Stockholders' Equity
  Preferred Stock                                437,500             437,500
  Common Stock, $1.00 par value:
      200,000,000 shares authorized;
      159,803,764 shares issued at
      September 27, 1996 and June
           30, 1996                              159,804             159,804
  Paid-in capital                              1,696,217           1,696,217
  Retained earnings                              778,781             694,108
  Capital Accumulation Plan                      471,191             471,191
  Treasury stock, at cost
      Adjustable Rate Cumulative Preferred
      Stock, Series A - 2,507,350 and
      2,341,350 shares at September 27,
      1996 and June 30, 1996, respectively      (102,818)            (95,389)
  Common Stock - 42,922,973 and 41,664,729
     shares at September 27, 1996 and
     June 30, 1996, respectively                (636,980)           (598,217)
  Note receivable from ESOP Trust                (19,800)            (19,800)
                                          ---------------     ---------------
           Total Stockholders' Equity          2,783,895           2,745,414
                                          ---------------     ---------------
Total Liabilities and
     Stockholders' Equity                    $95,749,534         $92,085,157
                                          ===============     ===============


See Notes to Consolidated Financial Statements.

                      THE BEAR STEARNS COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                  Three Months Ended
                                          -----------------------------------
                                             September 27,       September 29,
                                                 1996                1995
                                          ---------------     ---------------
                                            (In thousands, except share data)

Revenues
    Commissions                                 $161,570            $155,190
    Principal transactions                       294,892             269,915
    Investment banking                           108,694              87,405
    Interest and dividends                       660,257             553,921
    Other income                                  10,740               8,003
                                          ---------------     ---------------
       Total Revenues                          1,236,153           1,074,434
    Interest expense                             547,469             456,945
                                          ---------------     ---------------
    Revenues, net of interest expense            688,684             617,489
                                          ---------------     ---------------

Non-interest expenses
    Employee compensation and benefits           344,372             306,997
    Floor brokerage, exchange
      and clearance fees                          31,566              29,746
    Communications                                24,556              22,498
    Occupancy                                     21,346              21,146
    Depreciation and amortization                 19,968              16,276
    Advertising and market development            14,756              12,524
    Data processing and equipment                  7,555               8,981
    Other expenses                                46,048              42,911
                                          ---------------     ---------------
       Total non-interest expenses               510,167             461,079
                                          ---------------     ---------------

    Income before provision for
      income taxes                               178,517             156,410
    Provision for income taxes                    70,068              62,564
                                          ---------------     ---------------

    Net income                                  $108,449             $93,846
                                          ===============     ===============

    Net income applicable to
      common shares                             $102,418             $87,636
                                          ===============     ===============

    Earnings per share                          $   0.75             $  0.63
                                          ===============     ===============

    Weighted average common and
      common equivalent shares
      outstanding                            143,733,740         143,781,222
                                          ===============     ===============

    Cash dividends declared
      per common share                           $  0.15             $  0.15
                                          ===============     ===============

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                      Three Months Ended
                                                              -----------------------------------
                                                                 September 27,       September 29,
                                                                    1996                1995
                                                              ---------------     ---------------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  108,449         $    93,846
  Adjustments to reconcile net income to cash used in
    operating activities:
       Depreciation and amortization                                  19,968              16,276
       Deferred income taxes                                         (13,817)             (6,136)
       Other                                                          13,528               9,126
    (Increases) decreases in operating receivables:
       Securities borrowed                                        (1,573,664)            100,538
       Customers                                                     392,271            (453,550)
       Brokers, dealers and others                                  (734,808)           (460,735)
       Other                                                          24,206              35,870
     Increases (decreases) in operating payables:
       Customers                                                   2,096,672             632,999
       Brokers, dealers and others                                  (704,031)            352,885
       Other                                                         (89,935)             32,065
    (Increases) decreases in:
       Cash and securities deposited with clearing
         organizations or segregated in compliance
         with Federal regulations                                   (634,174)            560,687
       Securities purchased under agreements to resell             1,186,924          (5,799,855)
       Financial instruments owned                                (2,334,644)            758,026
       Other assets                                                     (596)             33,823
     Increases (decreases) in:
       Securities sold under agreements to repurchase                831,891           2,322,009
       Financial instruments sold, but not
         yet purchased                                             1,239,468             822,469
       Accrued employee compensation and benefits                   (435,223)           (252,556)
       Other liabilities and accrued expenses                       (306,995)             74,473
                                                              ---------------     ---------------
Cash used in operating activities                                   (914,510)         (1,127,740)
                                                              ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                              542,065             729,093
Issuance of long-term borrowings                                     488,829             370,918
Capital Accumulation Plan                                                  -             (15,598)
Common Stock distributions                                                 -              20,828
Payments for:
   Retirement of Senior Notes                                        (42,820)           (229,000)
   Treasury stock purchases                                          (51,429)            (21,149)
Cash dividends paid                                                  (23,733)            (23,849)
                                                              ---------------     ---------------
Cash provided by financing activities                                912,912             831,243
                                                              ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                  (26,011)            (13,518)
Purchases of investment securities and other assets                  (38,131)             (1,258)
Proceeds from sales of investment securities                           1,743              17,131
                                                              ---------------     ---------------
Cash (used in) provided by investing activities                      (62,399)               2,355
                                                              ---------------     ---------------

Net decrease in cash and cash equivalents                            (63,997)           (294,142)
Cash and cash equivalents, beginning of period                       127,847             700,501
                                                              ---------------     ---------------

Cash and cash equivalents, end of period                         $    63,850          $  406,359
                                                              ===============     ===============

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period's presentation or restated for the effects of stock dividends. The consolidated financial statements reflect all adjustments which, in the opinion of management, are normal and recurring and are necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                              September 27,               June 30,
In thousands                                                       1996                     1996
-----------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                 $10,046,815             $ 8,258,074
       Other sovereign governments                                1,571,132                 656,699
       State and municipal                                          170,776                 149,697
       Corporate equity and convertible debt                      8,144,187               8,492,570
       Corporate debt                                             4,924,747               4,739,512
       Derivative financial instruments                           1,779,284               1,855,617
       Mortgages and other mortgage-backed securities             1,699,339               1,796,322
       Other                                                        220,498                 273,643
                                                                -----------             -----------
                                                                $28,556,778             $26,222,134
                                                                ===========             ===========
   Financial instruments sold, but not yet purchased:
       US government and agency                                  $7,017,091             $ 5,503,150
       Other sovereign governments                                  789,891                 964,808
       Corporate equity and convertible debt                      4,219,001               4,482,426
       Corporate debt                                               891,888                 877,576
       Derivative financial instruments                           2,238,178               2,088,621
                                                                -----------             -----------
                                                                $15,156,049             $13,916,581
                                                                ===========             ===========

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

    At September 27, 1996, the Company was contingently liable for unsecured letters of credit of approximately $2.0 billion and letters of credit of approximately $221.0 million secured by financial instruments. These letters of credit are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At September 27, 1996, Bear Stearns' net capital, as defined, of $1.23 billion exceeded the minimum requirement by $1.20 billion.

    Bear Stearns International Limited ("BSIL") and certain other wholly owned, London-based subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority. BSIL and the other subsidiaries have consistently operated in excess of these requirements.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to Common and Common Equivalent shares by the weighted average number of Common and Common Equivalents Shares outstanding during each period presented. Common Equivalent Shares include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as Common Equivalent Shares.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the three-months ended September 27, 1996 and September 29, 1995. Income taxes paid totaled $102.0 million and $40.4 million for the three-months ended September 27, 1996 and September 29, 1995, respectively.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to market, currency, and interest rate risk. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instruments with similar characteristics such as caps, floors, and collars. Generally these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or to sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional/contract amounts, which are not included on the balance sheet, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps, foreign exchange forwards, and exercised options. The notional/contract amounts of financial instruments that give rise to off-balance sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments at September 27, 1996 and June 30, 1996:


                                                                     September 27,       June 30,
    In billions                                                          1996              1996
   --------------------------------------------------------------------------------------------------------
     Interest Rate:
         Swap agreements, including options, swaptions,
              caps, collars, and floors                                 $267.9            $175.2
         Futures contracts                                                48.3              60.5
         Options held                                                      2.2               3.0
         Options written                                                   1.6               3.1

      Foreign Exchange:
         Futures contracts                                                 1.7               2.3
         Forward contracts                                                10.8               7.9
         Options held                                                      5.0               3.2
         Options written                                                   4.8               3.3

      Mortgage-Backed Securities:
         Forward Contracts                                                23.7              23.0

      Equity:
          Swap agreements                                                  3.6               3.8
          Futures contracts                                                 .9                .5
          Options held                                                     1.4               1.1
          Options written                                                  1.4               1.3


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The derivative instruments used in the Company's trading and dealer activities, are marked to market daily with the resulting gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in revenues derived from principal transactions.

    The fair values of derivative financial instruments held or issued for trading purposes as of September 27, 1996 and June 30, 1996 were as follows:

                                                   September 27,                           June 30,
                                                       1996                                  1996
                                    ------------------------------------------------------------------------
    In millions                                Assets       Liabilities               Assets    Liabilities
    --------------------------------------------------------------------------------------------------------
      Swap agreements                        $651           $  914                    $678       $846
      Futures and forward
         contracts                           157               186                     280        307
      Options held                           973                                       897
      Options written                                        1,174                                968


  The average monthly fair values of the derivative financial instruments for the three-months ended September 27, 1996 and the fiscal year ended
  June 30, 1996 were as follows:

                                                   September 27,                           June 30,
                                                       1996                                  1996
                                    ------------------------------------------------------------------------
    In millions                                Assets       Liabilities            Assets       Liabilities
    -------------------------------------------------------------------------------------------------------
     Swap agreements                         $695            $  889                  $611         $698
     Futures and forward
        contracts                             217               205                   286          275
     Options held                             924                                     704
     Options written                                          1,050                                795

The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts in a gain position, which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position at September 27, 1996, was approximately $309.8 million.

Item 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues in the past have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors including, securities market conditions, the level and volatility of interest rates, competitive conditions, and the size and timing of transactions. Moreover the results of operations for a particular interim period may not be indicative of results to be expected for an entire fiscal year.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Three-Months Ended September 27, 1996 Compared to September 29, 1995

The September 1996 quarter was generally characterized by stable fixed income markets and continued strong underwriting activity. Net income in the 1996 quarter was $108.4 million, an increase of 15.6% from the $93.8 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues "), increased 11.5% to $688.7 million from $617.5 million in the 1995 quarter. The increase was attributable to increases in all revenue categories, particularly principal transactions and investment banking. Earnings per share were $0.75 for the 1996 quarter versus $0.63 for the comparable 1995 quarter. The earnings per share amounts have been adjusted for all stock dividends.


Commission revenues increased 4.1% in the 1996 quarter to $161.6 million from $155.2 million in the comparable 1995 quarter. This increase was attributable to increases in the firm's institutional equities and securities clearance revenues.

Revenues from principal transactions increased 9.3% in the 1996 quarter to $294.9 million from $269.9 million in the comparable 1995 quarter, reflecting increases in revenues derived from the Company's fixed income activities. This increase was principally due to improved market conditions and customer demand.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                  Three-Months Ended       Three-Months Ended
                                  September 27, 1996       September 29, 1995

Fixed Income                        $187,170                   $129,181
Equity                                72,198                    108,761
Foreign Exchange & Other
 Derivative Financial
 Instruments                          35,524                     31,973
                                    --------                    -------
                                    $294,892                   $269,915
                                    ========                   ========

Investment banking revenues increased 24.4% to $108.7 million in the 1996 quarter from $87.4 million in the comparable 1995 quarter. This increase reflected an increase in underwriting revenue partially offset by a decrease in merger and acquisition and advisory fees. The increase in underwriting revenue was principally due to increased levels of equity new issue volume as compared to the comparable 1995 quarter.


Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 16.3% to $112.8 million in the 1996 quarter from $97.0 million in the comparable 1995 quarter. This increase was attributable to higher levels of customer margin debt and customer free credit balances reflecting the continued expansion of customer activities in the clearance business. Average margin debt increased to $25.3 billion in the 1996 quarter from $18.5 billion in the comparable 1995 quarter. Average free credit balances increased to $ 7.8 billion in the 1996 quarter from $5.7 billion in the comparable 1995 quarter.


Employee compensation and benefits increased 12.2% to $344.4 million in the 1996 quarter from $307.0 million in the comparable 1996 quarter. The increase was attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1996 quarter. Employee compensation and benefits, as a percentage of net revenues, increased to 50.00% in the 1996 quarter from 49.72% in the comparable 1995 quarter.

All other expenses increased 7.6% to $165.8 million in the 1996 quarter from $154.1 million in the comparable 1995 quarter. Floor brokerage, exchange and clearance fees increased 6.1% in the 1996 quarter from the comparable 1995 quarter reflecting the increase in the volume of securities transactions processed. The remaining increase in other operating expenses was related to higher levels of depreciation costs reflecting computer equipment upgrades and increased advertising and market development costs related to the increase in underwritings. These increases were partially offset by a decrease in data processing costs.

The Company's effective tax rate decreased to 39.3% in the 1996 quarter compared to 40.0% in the comparable 1995 quarter due to a higher level of tax preference items in the 1996 quarter.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked to market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, and customer margin loans and securities borrowed which are typically secured by marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly depending largely upon economic and market conditions, volume of activity, customer demand, and underwriting commitments.

The Company's total assets at September 27, 1996 increased to $95.7 billion from $92.1 billion at June 30, 1996. The increase is primarily attributable to the growth in financial instruments owned, at fair value and securities borrowed.

The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base which is a function of asset quality and liquidity. Highly liquid assets such as US government and agency securities typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin. In contrast, assets of lower quality or liquidity require higher levels of overcollateralization, or margin, and consequently increased levels of capital, in order to obtain secured financing. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

Funding Strategy

The Company's general funding strategy provides for the diversification of its short-term funding sources in order to maximize liquidity. Sources of short-term funding consist principally of collateralized borrowings, including repurchase transactions and securities lending arrangements, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

Repurchase transactions, whereby securities are sold with a commitment for repurchase by the Company at a future date, represent the dominant component of secured short-term funding.

The Company continued to increase the utilization of its medium-term note financing in order to extend maturities of its debt and achieve additional diversification of its funding sources. In addition to short-term funding sources, the company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing.

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective of the strategy is to maintain sufficient sources of alternative funding to enable the Company to fund debt obligations maturing within one year without issuing any new unsecured debt, including commercial paper. The most significant source of alternative funding is the Company's ability to hypothecate or pledge its unencumbered assets as collateral for short-term funding.

As part of the Company's alternative funding strategy, the Company regularly monitors and analyzes the size, composition, and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. Through this analysis, the Company can continuously evaluate the adequacy of its equity base and the schedule of maturing term-debt supporting its present asset levels. The Company can then seek to adjust its maturity schedule, in light of market conditions and funding alternatives.

As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1997. There were no borrowings outstanding under the facility at September 27, 1996.

Capital Resources

The Company conducts a substantial portion of all of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC, Bear, Stearns International Limited ("BSIL") and Bear Stearns International Trading
Limited ("BSIT"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC, BSIL and BSIT.

The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and the liquidity of the assets being financed.

During the three-months ended September 27, 1996 the Company repurchased 1,666,876 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $38.8 million. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of November 8, 1996, there have been no purchases under the Repurchase Plan.


Cash Flows

Cash and cash equivalents decreased by $64.0 million during the three-months ended September 27, 1996 to $63.9 million. Total cash and cash equivalents decreased by $294.1 million during the three-months ended September 29, 1995 to $406.4 million. Cash used in operating activities during the three-months ended September 27, 1996 was $914.5 million, mainly representing increases in financial instruments owned and securities borrowed partially offset by increases in customer payables and financial instruments sold, but not yet purchased. Financing activities provided cash of $912.9 million, primarily derived from short- and long-term borrowings proceeds.

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

Additionally, BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. BSIL and BSIT have consistently operated in compliance with these capital requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At September 27, 1996 the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. As of September 27, 1996, the Company held in long and short inventory approximately $1.5 billion of high yield securities.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

The level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demands and economic and market considerations. Bear Stearns' Risk Committee continuously monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry groups.

Part II - Other Information

Item 1.  Legal Proceedings

In re Daisy Systems Corporation, Debtor

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation which is pending in the United States District Court, Northern District of California.

On September 24, 1996, the Ninth Circuit reversed the portions of the District Court's decision granting summary judgment in Bear Stearns' favor on plaintiff's professional negligence claim and denying plaintiff leave to file an amended complaint asserting plaintiff's breach of fiduciary duty allegations. The Ninth Circuit affirmed the District Court's decision granting summary judgment in Bear Stearns' favor on plaintiff's negligent misrepresentation claim. The case was remanded to the District Court for further proceedings.


In-Store Advertising  Securities Litigation

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation entitled In-Store Advertising Litigation which is pending in the United States District Court for the Southern District of New York.

On October 10, 1996, all of the parties to the action, other than the Management Defendants, entered into a stipulation of settlement, which was preliminarily approved by the Court on October 21, 1996. A hearing to determine whether the settlement should be finally approved by the Court has been scheduled for December 18, 1996.


Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc. et al.

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

On November 4, 1996, an amended complaint was filed. The amended complaint substantially repeats the allegations of the original complaint, and adds additional claims for breach of contract, breach of fiduciary duties, and violations of the Commodity Exchange Act.

In re Lady Luck Gaming Corporation Securities Litigation

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation which is pending in the United States District Court for the District of Nevada involving Lady Luck Gaming Corporation.

On September 23, 1996, the Court issued an Order requiring plaintiffs to file an amended complaint and, on that basis, denied defendants' motions to dismiss, without prejudice, as moot. On October 31, 1996, plaintiffs filed a Second
Amended Class Action Complaint. The Second Amended Class Action Complaint alleges claims on behalf of a purported class consisting of all persons who purchased shares of Lady Luck from September 29, 1993 to October 11, 1994.

The Second Amended Class Action Complaint asserts the same claims as plaintiffs' Consolidated Amended Complaint.


Primavera Familienstiftung v. David J. Askin, et al.

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation entitled Primavera Familienstiftung v. David J. Askin, et al. which is pending in the United States District Court for the Southern District of New York. Plaintiff purports to represent investors in Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund which have filed for bankruptcy in an action entitled In re Granite Partners, Granite Corp., Quartz Hedge Fund in the United States District Court for the Southern District of New York.

On August 22, 1996, the court dismissed all claims alleged against the Broker-Dealer Defendants, with leave to replead the claim that the Broker-Dealer Defendants aided and abetted Askin Capital Management's alleged fraud.

ABF Capital Management, et al. v. Askin Capital Management, L.P., et al.

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

On May 31, 1996, all defendants filed motions to dismiss the case. The Company's 1996 Form 10-K inadvertently states that these motions have been decided. They are still pending.

Harrison J. Goldin as Trustee for the Bankruptcy Estates of Granite Partners, L.P., Granite Corp., and Quartz Hedge Fund v. Bear, Stearns & Co. Inc. and Bear, Stearns Capital Markets Inc.

As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States Bankruptcy Court in the Southern District of New York.

On September 26, 1996, the investors (the "ABF Investors") in the Funds who are plaintiffs in ABF Capital Management, et al. v. Askin Capital Management, L.P., et al. , moved to intervene as additional plaintiffs in order to assert claims on behalf of the Debtors that they contend the Trustee has failed to assert. Among other things, the ABF Investors propose claims for violations of the federal and New York state antitrust laws; breach of contract; breach of duties under the Uniform Commercial Code and the common law; violations of Section 559 of the Bankruptcy Code; aiding and abetting the antitrust, UCC, and common law violations of other broker-dealers; unjust enrichment; violations of the federal RICO statute; tortious interference with contracts between the Debtors and other broker-dealers; obstruction of the Trustee's investigation; violations of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; common law fraud and negligent misrepresentation; and aiding and abetting Askin Capital Management's breach of fiduciary duty. The proposed complaint seeks compensatory damages in unspecified amounts, plus punitive and treble damages (on the antitrust and RICO claims), attorneys fees, costs, and other recoveries. The proposed complaint also objects to the proofs of claim filed by Bear Stearns in the Funds' bankruptcies, and seeks to subordinate those claims, if the claims are allowed.

On October 11, 1996, Bear Stearns moved to withdraw the reference of this proceeding to the Bankruptcy Court.

Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  (11)     Statement Re Computation of Per Share Earnings

                  (12) Statement Re Computation of Ratio of Earnings to Fixed Charges

                  (27)     Financial Data Schedule

         (b)  Reports on Form 8-K

                  During the quarter, the Company filed the following Current Report on Form 8-K.

                           (i) A Current Report on Form 8-K dated July 30, 1996, pertaining to the Company's results of operations for the three-months and fiscal year ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Bear Stearns Companies Inc.
                                                     (Registrant)



Date:  November 12, 1996          By:  /s/ Samuel L. Molinaro Jr.
                                         --------------------------
                                         Samuel L. Molinaro Jr.
                                         Chief Financial Officer

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  Exhibit Index


Exhibit No.                Description                                 Page

      (11)                 Statement Re Computation of Per
                             Share Earnings

      (12)                 Statement Re Computation of
                             Earnings to Fixed Charges

      (27)                 Financial Data Schedule