Form 10-Q
period 1996-12-31
BEAR STEARNS COMPANIES INC
filed 1997-02-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-Q




         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the quarterly period ended December 31, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 11, 1997, the latest practicable date, there were 114,392,510 shares of Common Stock, $1 par value, outstanding.

                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at December 31, 1996 (Unaudited) and June 30, 1996

          Consolidated Statements of Income (Unaudited) for the three-and six-month periods ended December 31, 1996 and December 31, 1995

          Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended December 31, 1996 and December 31, 1995

          Notes to Consolidated Financial Statements (Unaudited)

Item 2.   Management's  Discussion and Analysis of Financial Condition and
            Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                             THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        Assets

                                                                 December 31,           June 30,
                                                                    1996                  1996
                                                                ------------          ------------
                                                                 (Unaudited)
                                                                         (In thousands)
 Cash and cash equivalents                                      $   832,067           $   127,847

 Cash and securities deposited with
      clearing organizations or
      segregated in compliance with
      Federal regulations                                         2,152,131             1,702,124

 Securities purchased under agreements
      to resell                                                  27,061,787            24,517,275

 Securities borrowed                                             31,213,945            29,611,207

 Receivables:
      Customers                                                   8,047,211             7,976,373
      Brokers, dealers and others                                 1,897,497               811,391
      Interest and dividends                                        246,483               305,725

 Financial instruments owned, at
      fair value                                                 33,159,010            26,222,134

 Property, equipment and leasehold
      improvements, net of accumulated
      depreciation and amortization                                 342,948               331,924

 Other assets                                                       443,071               479,157
                                                               ------------           -----------
 Total  Assets                                                 $105,396,150           $92,085,157
                                                               ============           ===========
 See Notes to Consolidated Financial Statements.



                                         THE BEAR STEARNS COMPANIES INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       Liabilities and Stockholders' Equity

                                                            December 31,         June 30,
                                                               1996                1996
                                                          --------------       -----------
                                                            (Unaudited)
                                                          (In thousands, except share data)
 Short-term borrowings                                    $ 12,620,911         $ 9,867,619
 Securities sold under agreements
      to repurchase                                         39,680,817          33,353,899
 Payables:
      Customers                                             24,571,887          21,905,015
      Brokers, dealers and others                            1,458,518           1,847,599
      Interest and dividends                                   377,667             448,121
 Financial instruments sold, but not
      yet purchased, at fair value                          16,056,170          13,916,581
 Accrued employee compensation and benefits                    545,766             712,962
 Other liabilities and accrued expenses                        616,704           1,094,333
                                                           -----------         ------------
                                                            95,928,440          83,146,129
                                                           -----------         ------------
 Commitments and Contingencies

 Long-term Borrowings                                        6,429,221           6,043,614
                                                           -----------         ------------

 Preferred Stock Issued by Subsidiary                          150,000             150,000
                                                           -----------         ------------

 Stockholders' Equity
      Preferred Stock                                          437,500             437,500
      Common Stock, $1.00 par value:
           200,000,000 shares authorized;
           159,803,764 shares issued at
            December 31, 1996 and June 30, 1996                159,804             159,804
      Paid-in capital                                        1,696,419           1,696,217
      Retained earnings                                        931,969             694,108
      Capital Accumulation Plan                                460,477             471,191
      Treasury stock, at cost
         Adjustable Rate Cumulative  Preferred  Stock,
          Series A - 2,512,350 and 2,341,350 shares
          at December 31, 1996 and June 30,
          1996, respectively                                  (103,043)            (95,389)
         Common Stock - 44,859,306 and 41,664,729
            shares at December 31, 1996 and
            June 30, 1996, respectively                       (680,936)           (598,217)
      Note receivable from ESOP Trust                          (13,701)            (19,800)
                                                          -------------        ------------
            Total Stockholders' Equity                       2,888,489           2,745,414
                                                          -------------        ------------
 Total Liabilities and Stockholders' Equity               $105,396,150          $92,085,157
                                                          =============        ============
 See Notes to Consolidated Financial Statements.

                                             THE BEAR STEARNS COMPANIES INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)
                                                       Three Months Ended                       Six Months Ended
                                                 December 31,       December 31,        December 31,       December 31,
                                                    1996                1995                1996               1995
                                              ---------------     --------------      --------------     ---------------
                                                                    (In thousands, except share data)
 Revenues
     Commissions                              $      183,584      $      163,220      $      345,154      $      318,410
     Principal transactions                          429,239             260,840             724,131             530,755
     Investment banking                              183,138             150,397             291,832             237,802
     Interest and dividends                          745,610             607,060           1,405,867           1,160,981
     Other income                                     14,959               8,546              25,699              16,549
                                              --------------      --------------      --------------      --------------
        Total Revenues                             1,556,530           1,190,063           2,792,683           2,264,497
     Interest expense                                616,396             502,403           1,163,865             959,348
                                              --------------      --------------      --------------      --------------
     Revenues, net of interest expense               940,134             687,660           1,628,818           1,305,149
                                              --------------      --------------      --------------      --------------

 Non-interest expenses
     Employee compensation and benefits              456,825             345,427             801,197             652,424
     Floor brokerage, exchange
       and clearance fees                             34,447              30,787              66,013              60,533
     Communications                                   24,778              22,407              49,334              44,905
     Occupancy                                        21,945              21,256              43,291              42,402
     Depreciation and amortization                    21,450              17,347              41,418              33,623
     Advertising and market development               16,683              14,382              31,439              26,906
     Data processing and equipment                     8,206               8,706              15,761              17,687
     Other expenses                                   65,245              46,467             111,293              89,378
                                              --------------      --------------      --------------      --------------
        Total non-interest expenses                  649,579             506,779           1,159,746             967,858
                                              --------------      --------------      --------------      --------------
 Income before provision for
     income taxes                                    290,555             180,881             469,072             337,291
 Provision for income taxes                          114,043              75,725             184,111             138,289
                                              --------------      --------------      --------------      --------------
 Net income                                   $      176,512      $      105,156      $      284,961      $      199,002
                                              ==============      ==============      ==============      ==============
 Net income applicable to
    common shares                             $      170,573      $       98,956      $      272,991      $      186,592
                                              ==============      ==============      ==============      ==============
 Earnings per share                           $         1.21      $         0.69      $         1.92      $         1.29
                                              ==============      ==============      ==============      ==============
 Weighted average common and
     common equivalent shares
     outstanding                                 148,780,831         150,209,550         149,826,971         150,861,434
                                              ==============      ==============      ==============      ==============
 Cash dividends declared
     per common share                         $         0.15      $         0.15      $         0.15      $         0.15
                                              ==============      ==============      ==============      ==============
 See Notes to Consolidated Financial Statements.

                                    THE BEAR STEARNS COMPANIES INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                     Six Months Ended
                                                              December 31,        December 31,
                                                                  1996                1995
                                                             -------------       -------------
                                                                      (in thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $   284,961         $   199,002
   Adjustments to reconcile net income to
    cash used in operating activities:
        Depreciation and amortization                             41,418              33,623
        Deferred income taxes                                    (38,419)            (17,771)
        Other                                                     33,010              26,405
     (Increases) decreases in operating receivables:
        Securities borrowed                                   (1,602,738)          1,489,306
        Customers                                                (70,838)             51,966
        Brokers, dealers and others                           (1,086,106)           (725,586)
        Other                                                     44,425             (10,385)
      Increases (decreases) in operating payables:
        Customers                                              2,666,872           1,147,630
        Brokers, dealers and others                             (384,326)          2,346,449
        Other                                                    (70,454)              6,932
     (Increases) decreases in:
        Cash and securities deposited with clearing
          organizations or segregated in compliance
          with Federal regulations                              (450,007)           (229,246)
        Securities purchased under agreements to resell       (2,544,512)         (7,134,932)
        Financial instruments owned                           (6,936,876)         (5,468,771)
        Other assets                                             129,915              44,359
      Increases (decreases) in:
        Securities sold under agreements to repurchase         6,326,918           6,925,139
        Financial instruments sold, but not
          yet purchased                                        2,139,589             (93,821)
        Accrued employee compensation and benefits              (193,796)            (88,912)
        Other liabilities and accrued expenses                  (479,765)             47,991
                                                             -------------       -------------
 Cash used in operating activities                            (2,190,729)         (1,450,622)
                                                             -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from short-term borrowings                       2,753,292             565,690
 Issuance of long-term borrowings                                862,638             719,308
 Capital Accumulation Plan                                       (10,714)              5,227
 Common Stock distributions                                       10,729                 103
 Note repayment from ESOP Trust                                    6,099               5,647
 Payments for:
    Retirement of Senior Notes                                  (478,944)           (289,000)
    Treasury stock purchases                                    (105,655)            (51,741)
 Cash dividends paid                                             (47,064)            (47,892)
                                                             -------------       -------------
 Cash provided by financing activities                         2,990,381             907,342
                                                             -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, equipment and leasehold
    improvements                                                 (52,442)            (40,790)
 Purchases of investment securities and other assets             (78,661)             (2,259)
 Proceeds from sales of investment securities                     35,671              18,865
                                                             -------------       -------------
 Cash used in investing activities                               (95,432)            (24,184)
                                                             -------------       -------------

 Net increase (decrease) in cash and cash equivalents            704,220            (567,464)
 Cash and cash equivalents, beginning of period                  127,847             700,501
                                                             -------------       -------------

 Cash and cash equivalents, end of period                    $   832,067         $   133,037
                                                             =============       =============
 See Notes to Consolidated Financial Statements.

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                December 31              June 30
(in thousands)                                                     1996                    1996
----------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                $ 12,423,759            $  8,258,074
       Other sovereign governments                                1,768,151                 656,699
       State and municipal                                          185,403                 149,697
       Corporate equity and convertible debt                      8,414,418               8,492,570
       Corporate debt                                             6,214,685               4,739,512
       Derivative financial instruments                           2,039,119               1,855,617
       Mortgages and other mortgage-backed securities             1,909,198               1,796,322
       Other                                                        204,277                 273,643
                                                                -----------             -----------
                                                                $33,159,010             $26,222,134
                                                                ===========             ===========
  Financial instruments sold, but not yet purchased:
       US government and agency                                 $ 7,924,749            $  5,502,459
       Other sovereign governments                                  432,921                 964,808
       Corporate equity and convertible debt                      3,810,537               4,482,426
       Corporate debt                                             1,038,383                 877,576
       Derivative financial instruments                           2,847,135               2,088,621
        Other                                                         2,445                     691
                                                               ------------             -----------
                                                               $ 16,056,170             $13,916,581
                                                               ============             ===========

                              THE BEAR STEARNS COMPANIES INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

3.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Company was contingently liable for unsecured letters of credit of approximately $2.2 billion and letters of credit of approximately $352.4 million secured by financial instruments. These letters of credit are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.   NET CAPITAL REQUIREMENTS

     The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1996, Bear Stearns' net capital, as defined, of $ 1.20 billion exceeded the minimum requirement by $ 1.17 billion.

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

                           THE BEAR STEARNS COMPANIES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

5.   EARNINGS PER SHARE

     Earnings per share is computed by dividing net income applicable to Common and Common Equivalent Shares by the weighted average number of Common and Common Equivalent Shares outstanding during each period presented. Common Equivalent Shares include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as Common Equivalent Shares.

6.   CASH FLOW INFORMATION

     Cash payments for interest approximated interest expense for the six-months ended December 31, 1996 and December 31, 1995. Income taxes paid totaled $218.4 million and $118.3 million for the six-months ended December 31, 1996 and December 31, 1995, respectively.

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

                          THE BEAR STEARNS COMPANIES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

     In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional/contract amounts, which are not included on the consolidated statements of financial condition, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps, foreign exchange forwards, and exercised options. The notional/contract amounts of financial instruments that give rise to off-balance sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

     The following table represents the notional/contract amounts of the Company's outstanding derivative financial instruments at December 31, 1996 and June 30, 1996:

                                                             December 31,            June 30,
    In billions                                                 1996                   1996
 ------------------------------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options, swaptions,
              caps, collars, and floors                        $164.8                $175.2
         Futures contracts                                       24.4                  60.5
         Options held                                             2.0                   3.0
         Options written                                           .7                   3.1

      Foreign Exchange:
         Futures contracts                                        2.4                   2.3
         Forward contracts                                       11.2                   7.9
         Options held                                             5.0                   3.2
         Options written                                          5.4                   3.3

      Mortgage-Backed Securities:
         Forward Contracts                                        35.1                 23.0

      Equity:
          Swap agreements                                          4.9                  3.8
          Futures contracts                                        1.1                   .5
          Options held                                              .4                  1.1
          Options written                                           .5                  1.3



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

     The fair values of derivative financial instruments held or issued for trading purposes as of December 31, 1996 and June 30, 1996 were as follows:


                                               December 31,                June 30,
                                                   1996                     1996
                                         ----------------------     -----------------------           .
    In millions                            Assets   Liabilities      Assets     Liabilities
  ------------------------------------------------------------------------------------------
      Swap agreements                        $902   $1,213            $678       $846
      Futures and forward
         contracts                            299      219             280        307
      Options held                            849                      897
      Options written                                1,440                        968

     The average monthly fair values of the derivative financial instruments for the six-months ended December 31, 1996 and the fiscal year ended June 30, 1996 were as follows:

                                               December 31,                June 30,
                                                  1996                      1996
                                           --------------------       ----------------------          .
    In millions                            Assets   Liabilities       Assets    Liabilities
    -----------------------------------------------------------------------------------------
     Swap agreements                         $652        $897            $611         $698
      Futures and forward
         contracts                            236         237             286          275
      Options held                            889                         704
      Options written                                   1,194                          795


     The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the replacement cost, net of collateral held, ("net replacement cost") of over-the-counter contracts in a gain position, which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position at December 31, 1996, was approximately $474.7 million.

8.   SUBSEQUENT EVENT

     On January 29, 1997, the Board of Directors declared a 5% stock dividend on the Company's Common Stock to shareholders of record at February 14, 1997, to be distributed February 28, 1997. Per share amounts and weighted average shares outstanding for all periods included in the consolidated financial statements are presented after giving retroactive effect to the stock dividend.

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

Three-Months Ended December 31, 1996
Compared to December 31, 1995            .

The December 1996 quarter was generally characterized by strong fixed income and equity markets and a favorable underwriting environment. Net income in the 1996 quarter was $176.5 million, an increase of 67.9% from the $105.2 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 36.7% to $940.1 million from $687.7 million in the 1995 quarter. The increase was attributable to increases in all revenue categories, particularly principal transactions. Earnings per share were $1.21 for the 1996 quarter versus $0.69 for the comparable 1995 quarter. The earnings per share amounts have been adjusted for all stock dividends.

Commission revenues increased 12.5% in the 1996 quarter to $183.6 million from $163.2 million in the comparable 1995 quarter. This increase was attributable to increased revenues from the firm's institutional equities and private client services as well as increased securities clearance revenues.

Revenues from principal transactions increased 64.6% in the 1996 quarter to $429.2 million from $260.8 million in the comparable 1995 quarter, reflecting increases in revenues derived from the Company's fixed income activities, principally in the mortgage-backed securities, asset-backed securities and corporate bond areas. These increases were principally due to active fixed income market conditions and increased customer order flow.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:

                                        Three-Months Ended   Three-Months Ended
                                        December 31, 1996     December 31, 1995
                                        ------------------   ------------------

Fixed Income                                 $287,021             $140,014
Equity                                         84,221               89,187
Foreign Exchange & Other
 Derivative Financial
 Instruments                                   57,997               31,639
                                            ----------            ---------
                                             $429,239             $260,840
                                            ==========            =========

Investment banking revenues increased 21.8% to $183.1 million in the 1996 quarter from $150.4 million in the comparable 1995 quarter. This increase reflected an increase in underwriting revenue partially offset by a decrease in merger and acquisition and advisory fees. The increase in underwriting revenue was principally due to increased levels of high yield and equity new issue volume as compared to the 1995 quarter.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 23.5% to $129.2 million in the 1996 quarter from $104.7 million in the comparable 1995 quarter. This increase was attributable to higher levels of customer activities reflecting the continued expansion of the clearance business. Average margin debt increased to $30.3 billion in the 1996 quarter from $19.8 billion in the comparable 1995 quarter. Average free credit balances increased to $7.4 billion in the 1996 quarter from $6.2 billion in the comparable 1995 quarter.

Employee compensation and benefits increased 32.2% to $456.8 million in the 1996 quarter from $345.4 million in the comparable 1995 quarter. The increase was attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1996 quarter. Employee compensation and benefits, as a percentage of net revenues, decreased to 48.59% in the 1996 quarter from 50.23% in the comparable 1995 quarter.

All other expenses increased 19.5% to $192.8 million in the 1996 quarter from $161.4 million in the comparable 1995 quarter. Floor brokerage, exchange and clearance fees increased 11.9% in the 1996 quarter from the comparable 1995 quarter reflecting the increase in the volume of securities transactions processed. Increased depreciation costs reflected computer equipment upgrades. The remaining increases in advertising and market development costs and other operating expenses were associated with increased volume of business throughout the Company.

The Company's effective tax rate decreased to 39.3% in the 1996 quarter compared to 41.9% in the comparable 1995 quarter due to a higher level of tax preference items in the 1996 quarter.

Six-Months Ended December 31, 1996
Compared to December 31, 1995            .

Net income for the six-months ended December 31, 1996 was $285.0 million, an increase of 43.2% from $199.0 million for the comparable 1995 period. Revenues, net of interest expense ("net revenues"), increased 24.8% to $1.6 billion in the 1996 period from $1.3 billion in the 1995 period. The increase was attributable to increases in all revenue categories, particularly principal transactions and investment banking. Earnings per share were $1.92 for the 1996 period versus $1.29 for the comparable 1995 period. The earnings per share amounts have been adjusted for all stock dividends.

Commission revenues increased 8.4% in the 1996 period to $345.2 million from $318.4 million in the comparable 1995 period. This increase was attributable to increased revenues from the firm's institutional equities and private client services as well as increased securities clearance revenues.

Revenues from principal transactions increased 36.4% in the 1996 period to $724.1 million from $530.8 million in the comparable 1995 period, reflecting increases in revenues derived from the Company's fixed income activities, principally in the mortgage-backed securities, asset-backed securities and corporate bond areas. These increases were principally due to active fixed income market conditions and increased customer order flow.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:

                                     Six-Months Ended         Six-Months Ended
                                     December 31, 1996        December 31, 1995
                                     -----------------        -----------------

Fixed Income                             $474,367                 $276,340
Equity                                    156,490                  191,181
Foreign Exchange & Other
 Derivative Financial
 Instruments                               93,274                   63,234
                                         --------                 --------
                                         $724,131                 $530,755
                                         ========                 ========

Investment banking revenues increased 22.7% to $291.8 million in the 1996 period from $237.8 million in the comparable 1995 period. This increase reflected an increase in underwriting revenue partially offset by a decrease in merger and acquisition and advisory fees.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 20.0% to $242.0 million in the 1996 period from $201.6 million in the comparable 1995 period. This increase was attributable to higher levels of customer activities reflecting the continued expansion of the clearance business. Average margin debt increased to $27.8 billion in the 1996 period from $19.2 billion in the comparable 1995 period. Average free credit balances increased to $7.6 billion in the 1996 period from $6.0 billion in the comparable 1995 period.

Employee compensation and benefits increased 22.8% to $801.2 million in the 1996 period from $652.4 million in the comparable 1995 period. The increase was attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1996 period. Employee compensation and benefits, as a percentage of net revenues, decreased to 49.19% in the 1996 period from 49.99% in the comparable 1995 period.

All other expenses increased 13.7% to $358.5 million in the 1996 period from $315.4 million in the comparable 1995 period. Floor brokerage, exchange and clearance fees increased 9.1% in the 1996 period from the comparable 1995 period reflecting the increase in the volume of securities transactions processed. The remaining increase in other operating expenses was related to higher levels of depreciation costs reflecting computer equipment upgrades, increased advertising and market development costs related to the increase in underwritings and communications costs related to increased headcount. These increases were partially offset by a decrease in data processing costs.

The Company's effective tax rate decreased to 39.3% in the 1996 period compared to 41.0% in the comparable 1995 period due to a higher level of tax preference items in the 1996 period.

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

The Company's total assets at December 31, 1996 increased to $105.4 billion from $92.1 billion at June 30, 1996. The increase is primarily attributable to the growth in financial instruments owned, at fair value and securities borrowed.

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

As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1997. There were no borrowings outstanding under the facility at December 31, 1996.

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

In January 1997, Bear Stearns Capital Trust I, a wholly owned subsidiary of the Company, issued $200 million of Fixed/Adjustable Rate Capital Securities (the "Capital Securities"). The Capital Securities have a liquidation value of $1,000 per capital security with rights to semi-annual preferential cumulative cash distributions at an annual rate of 7% through January 2002. Thereafter, the rate will be variable based on the three-month London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. Proceeds from the issuance of the Capital Securities were used to purchase Subordinated Debentures, from the Company which will mature on January 15, 2027. The interest rate on the Subordinated Debentures will be the same as the rate on the Capital Securities. The proceeds were then used by the Company for general corporate purposes.

During the six-months ended December 31, 1996 the Company repurchased 3,816,296 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $93.4 million. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors. As of February 11, 1996, there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents increased by $ 704.2 million during the six-months ended December 31, 1996 to $832.1 million. Total cash and cash equivalents decreased by $567.5 million during the six-months ended December 31, 1995 to $133.0 million. Cash used in operating activities during the six-months ended December 31, 1996 was $2.2 billion, mainly representing increases in financial instruments owned and securities purchased under agreements to resell partially offset by increases in customer payables and securities sold under agreements to repurchase. Financing activities provided cash of $3.0 billion, primarily derived from short- and long-term borrowings proceeds.

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


Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At December 31, 1996 the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield securities, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. As of December 31, 1996, the Company held high yield securities of $1.2 billion in long inventory and $100 million in short inventory.

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

Part II - Other Information

Item 1.  Legal Proceedings

In re Daisy Systems Corporation, Debtor

     As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court, for the Northern District of California.

     The Court has set a trial date of November 24, 1997.

In-Store Advertising  Securities Litigation

     As previously reported in the Company's 1996 Form 10-K, Bear Stearns was a defendant in a litigation pending in the United States District Court for the Southern District of New York.

     The settlement of that action received final court approval on December 18, 1996.

Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc. et al.

     As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

     On December 16, 1996, Bear Stearns moved to dismiss the Amended Complaint.

In re Lady Luck Gaming Corporation Securities Litigation:

     As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the District of Nevada.

     On December 13, 1996, Defendants moved to dismiss the Second Amended Class Action Complaint.

Primavera Familienstiftung v. David J. Askin, et al.

     As previously reported in the Company's 1996 Form 10-K, Bear, Stearns is a defendant in a litigation pending in the United States District Court for the Southern District Of New York.

     Askin Capital Management L.P. (ACM), David J. Askin and Geoffrey S. Bradshaw-Mack (the "Askin Defendants") violated Sections 10 (b) and 20 (a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder committed and committed common law fraud. On November 8, 1996, plaintiff filed a Third Amended Class Action Complaint, repleading its claim that the Askin Defendants committed federal securities law violations and common law fraud and that the Broker-Dealer Defendants aided and abetted the Askin Defendants' alleged fraud. On December 20, 1996, all defendants moved to dismiss the complaint.


ABF Capital Management, et al. v. Askin Capital Management, L.P., et al.

     As previously reported in the Company's 1996 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

     On January 22, 1997, the Court dismissed the claims against the Broker-Dealer Defendants for aiding and abetting ACM's alleged breach of fiduciary duty, for unjust enrichment and for RICO violations, but denied the motion to dismiss the claims against the Broker-Dealer Defendants for aiding and abetting ACM's alleged fraud.

Harrison J. Goldin as Trustee for the Bankruptcy Estates of Granite Partners, L.P., Granite Corp., and Quartz Hedge Fund v. Bear, Stearns & Co. Inc. and Bear, Stearns Capital Markets Inc.

     As previously reported in the Company's 1996 Form 10-K, Bear Stearns and Bear Stearns Capital Markets were defendants in a litigation pending in the United States Bankruptcy Court for the Southern District of New York.

     On December 2, 1996, Bear Stearns' motion to withdraw the reference of this case to the Bankruptcy Court was granted. The case now is pending in the United States District Court for the Southern District of New York.

County of Orange, et ano. v. Bear, Stearns, et al.

     On December 5, 1996, the County of Orange, California (the "County") and John Moorlach, the County's Treasurer-Tax Collector, commenced an adversary proceeding in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") against twenty-six defendants, including Bear, Stearns & Co., Inc. and Bear, Stearns Securities Corp. (collectively, "Bear Stearns"). The action arises in connection with a bankruptcy petition the County filed in the Bankruptcy Court on December 6, 1994. On May 17, 1996, the Bankruptcy Court confirmed a plan pursuant to which the County emerged from bankruptcy.

The complaint alleges, among other things, that numerous reverse repurchase transactions entered into between Orange County (through its former Treasurer-Tax Collector, Robert Citron) and the twenty-six defendants were ultra vires, or beyond the authority granted by the constitution and laws of California to the Treasurer-Tax Collector. The complaint also alleges that the defendants owed a duty to inform the County that the transactions were unsuitable and to refrain from entering into the transactions. The County seeks damages in unspecified amounts, an order that any claims asserted against the County in its bankruptcy case by any of the defendants should be disallowed and that any securities still held by any of the defendants pursuant to the challenged transactions should be turned over the County.

     The parties in this action, have entered into a stipulation staying the proceeding. Bear, Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on October 28, 1996 (the "Annual Meeting"), the stockholders of the Company approved the Company's Fiscal 1997 Performance Goals under, and an amendment to, the Management Compensation Plan (the "Performance Goals and Amendment"), and amendments to the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan Amendments") and the Performance Compensation Plan. In addition, at the Annual Meeting the stockholders of the Company elected thirty-nine directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the Performance Goals and Amendment, the CAP Plan Amendments and the Performance Compensation Plan, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the Performance Goals and Amendment, the CAP Plan Amendments and the Performance Compensation Plan, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                       Broker
                                 For        Against       Abstained   Non-Votes
                              ---------   -----------     ---------   ---------
Performance Goals
     and Amendment            73,030,069    5,975,924      591,403   21,909,620
CAP Plan Amendments           99,096,835    1,740,855      669,326            0
Performance Compensation Plan 73,488,303    5,515,732      593,360   21,909,621

With respect to the election of directors,  set forth below is information  with respect  to the  nominees  elected  as  directors  of the  Company at the Annual
Meeting and the votes cast and\or withheld with respect to each such nominee.
                        Nominees                           For                        Withheld
            ---------------------------------        -----------------           -------------------
            E. Garrett Bewkes III                         100,151,711                     1,355,305
            Denis A. Bovin                                100,135,042                     1,371,974
            James E. Cayne                                100,118,650                     1,388,366
            Peter Cherasia                                100,138,396                     1,368,620
            Ralph R. Cioffi                               100,130,466                     1,376,550
            Barry S. Cohen                                100,137,949                     1,369,067
            Wendy L. deMonchaux                           100,127,752                     1,379,264
            Grace J. Fippinger *                          100,218,863                     1,288,153
            Bruce E. Geismar                              100,138,127                     1,368,889
            Carl D. Glickman                              100,090,255                     1,416,761
            Thomas R. Green                               100,228,251                     1,278,765
            Alan C. Greenberg                             100,145,438                     1,361,578
            Donald J. Harrington                          100,145,757                     1,361,259
            Richard Harriton                              100,203,482                     1,303,534
            Daniel L. Keating                              99,914,110                     1,592,906
            John W. Kluge                                  99,883,039                     1,623,977
            Mark E. Lehman                                100,148,350                     1,358,666
            David A. Liebowitz                            100,134,901                     1,372,115
            Bruce M. Lisman                               100,135,575                     1,371,441
            Roland N. Livney                              100,133,542                     1,373,474
            Michael Minikes                               100,138,010                     1,369,006
            William J. Montgoris                          100,144,940                     1,362,076
            Donald R. Mullen Jr.                          100,137,210                     1,369,806
            Frank T. Nickell                              100,227,474                     1,279,542
            Craig M. Overlander                           100,137,934                     1,369,082
            Stephen E. Raphael                            100,134,387                     1,372,629
            E. John Rosenwald Jr.                          99,910,575                     1,596,441
            Lewis A. Sachs                                 99,978,574                     1,528,442
            Richard Sachs                                 100,121,463                     1,385,553
            Frederic V. Salerno                           100,219,043                     1,287,973
            Alan D. Schwartz                               99,913,058                     1,593,958
            David M. Solomon                              100,123,406                     1,383,610
            Warren J. Spector                             100,139,639                     1,367,377
            Robert M. Steinberg                           100,135,809                     1,371,207
            Michael L. Tarnopol                           100,144,251                     1,362,765
            Vincent Tese                                  100,133,652                     1,373,364
            Michael J. Urfirer                            100,129,211                     1,377,805
            Fred Wilpon                                    99,901,178                     1,605,838
            Uzi Zucker                                    100,208,658                     1,298,358


* - Subsequent to the election of the directors, Grace J. Fippinger died.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    (10)(a)(6) Capital Accumulation Plan for Senior Managing Directors, as
               amended and restated as of January 22, 1997, certain provisions of which are subject to the approval of the Stockholders at the 1997 Annual Meeting

    (11)       Statement Re Computation of Per Share Earnings

    (12)       Statement Re Computation of Ratio of Earnings to Fixed Charges

    (27)       Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter, the Company filed the following Current Report on Form 8-K.

     (i) A Current Report on Form 8-K dated October 16, 1996, pertaining to the Company's results of operations for the three-months ended September 27, 1996.

     (ii) A Current Report on Form 8-K dated October 29, 1996, pertaining to the declaration of dividends and the appointment of Samuel L. Molinaro Jr. as Chief Financial Officer.

     (iii) A Current Report on Form 8-K dated November 12, 1996, pertaining to information in the 1996 Proxy Statement.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Bear Stearns Companies Inc.
                                                     (Registrant)





Date:  February  14, 1997           By:  /s/  Samuel L. Molinaro Jr.
                                              Samuel L. Molinaro Jr.
                                              Senior Vice President - Finance
                                                 and Chief Financial Officer

                          THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                 Exhibit Index


Exhibit No.                Description
-----------                -----------

   (10) (a) (6)            Capital Accumulation Plan for Senior Managing
                            Directors, as amended and restated as of January 22, 1997, certain provisions of which are subject to the approval of the Stockholders at the 1997 Annual Meeting

            (11)           Statement Re Computation of
                             Per Share Earnings

            (12)           Statement Re Computation of
                             Earnings to Fixed Charges

            (27)           Financial Data Schedule