Form 10-Q
period 1997-03-27
BEAR STEARNS COMPANIES INC
filed 1997-05-12
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 27, 1997

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 1997, the latest practicable date, there were 117,697,992 shares of Common Stock, $1 par value, outstanding.

                        TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at March 27, 1997 (Unaudited) and June 30, 1996

          Consolidated Statements of Income (Unaudited) for the three-and nine-month periods ended March 27, 1997 and March 29, 1996

          Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended March 27, 1997 and March 29, 1996

          Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                               THE BEAR STEARNS COMPANIES INC.
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              Assets

                                                             March 27,                 June 30,
                                                                1997                     1996
                                                          --------------             ------------
                                                            (Unaudited)
                                                                       (In thousands)
Cash and cash equivalents                                 $    186,635               $    127,847

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     Federal regulations                                      1,374,907                 1,702,124

Securities purchased under agreements
     to resell                                               29,110,233                24,517,275

Securities borrowed                                          34,301,033                29,611,207

Receivables:
     Customers                                                8,674,099                 7,976,373
     Brokers, dealers and others                              2,966,077                   811,391
     Interest and dividends                                     314,834                   305,725

Financial instruments owned, at
     fair value                                              39,251,308                26,222,134

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization                              353,790                   331,924

Other assets                                                    462,743                   479,157
                                                          -------------              ------------
Total  Assets                                             $ 116,995,659              $ 92,085,157
                                                          =============              ============

See Notes to Consolidated Financial Statements.


                                  THE BEAR STEARNS COMPANIES INC.
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               Liabilities and Stockholders' Equity

                                                             March 27,                 June 30,
                                                                1997                     1996
                                                          --------------            --------------
                                                            (Unaudited)
                                                              (In thousands, except share data)
Short-term borrowings                                     $ 13,292,397               $  9,867,619
Securities sold under agreements
     to repurchase                                          42,143,563                 33,353,899
Payables:
     Customers                                              26,496,745                 21,905,015
     Brokers, dealers and others                             1,571,525                  1,847,599
     Interest and dividends                                    399,625                    448,121
Financial instruments sold, but not
     yet purchased, at fair value                           20,748,651                 13,916,581
Accrued employee compensation and benefits                     834,493                    712,962
Other liabilities and accrued expenses                         957,424                  1,094,333
                                                          -------------              -------------
                                                           106,444,423                 83,146,129
                                                          -------------              -------------
Commitments and Contingencies

Long-term Borrowings                                         7,222,620                  6,043,614
                                                          -------------               ------------

Preferred stock issued by subsidiary                           150,000                    150,000
Mandatorily redeemable capital securities of
      subidiary trust                                          200,000
                                                          -------------               ------------
Stockholders' Equity
     Preferred Stock                                           437,500                    437,500
     Common Stock, $1.00 par value:
          200,000,000 shares authorized;
          167,784,940 shares issued at
           March 27, 1997 and June 30, 1996                    167,785                    159,804
     Paid-in capital                                         1,870,321                  1,696,217
     Retained earnings                                         892,441                    694,108
     Capital Accumulation Plan                                 460,477                    471,191
     Treasury stock, at cost
        Adjustable Rate  Cumulative  Preferred
           Stock,  Series A - 2,515,750 and
           2,341,350 shares at March 27, 1997
           and June 30, 1996, respectively                    (103,196)                   (95,389)
        Common Stock - 48,781,448 and 41,664,729
           shares at March 27, 1997 and
           June 30, 1996, respectively                        (733,011)                  (598,217)
     Note receivable from ESOP Trust                           (13,701)                   (19,800)
                                                          -------------               ------------
           Total Stockholders' Equity                        2,978,616                  2,745,414
                                                          -------------               ------------
Total Liabilities and Stockholders' Equity                $116,995,659               $ 92,085,157
                                                          =============              =============

See Notes to Consolidated Financial Statements.

                                           THE BEAR STEARNS COMPANIES INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                   Three Months Ended                         Nine Months Ended
                                          --------------------------------------    ---------------------------------------
                                             March 27,             March 29,           March 27,              March 29,
                                               1997                  1996                1997                   1996
                                          ----------------      ----------------    ----------------       ----------------
                                                               (In thousands, except per share data)
Revenues
     Commissions                           $      191,817        $    183,182        $     536,971          $     501,592
     Principal transactions                       407,336             353,073            1,131,467                883,828
     Investment banking                           188,706             144,357              480,538                382,159
     Interest and dividends                       712,685             604,777            2,118,552              1,765,758
     Other income                                  10,757              10,607               36,456                 27,156
                                          ----------------      ----------------    ----------------       ----------------
        Total Revenues                          1,511,301           1,295,996            4,303,984              3,560,493
     Interest expense                             576,836             503,754            1,740,701              1,463,102
                                          ----------------      ----------------    ----------------       ----------------
     Revenues, net of interest expense            934,465             792,242            2,563,283              2,097,391
                                          ----------------      ----------------    ----------------       ----------------

Expenses
     Employee compensation and benefits           464,596             392,442            1,265,793              1,044,866
     Floor brokerage, exchange
        and clearance fees                         36,587              35,461              102,600                 95,994
     Communications                                26,085              23,149               75,419                 68,054
     Occupancy                                     22,658              21,686               65,949                 64,088
     Depreciation and amortization                 22,533              17,495               63,951                 51,118
     Advertising and market development            15,890              13,926               47,329                 40,832
     Data processing and equipment                 10,019               8,559               25,780                 26,246
     Other expenses                                60,322              57,709              171,615                147,087
                                          ----------------      ----------------    ----------------       ----------------
        Total expenses                            658,690             570,427            1,818,436              1,538,285
                                          ----------------      ----------------    ----------------       ----------------

Income before provision for
     income taxes                                 275,775             221,815              744,847                559,106
Provision for income taxes                        110,294              92,944              294,405                231,233
                                          ----------------      ----------------    ----------------       ----------------

Net income                                 $      165,481        $    128,871        $     450,442          $     327,873
                                          ================      ================    ================       ================

Net income applicable to
     common shares                         $      159,552        $    122,824        $     432,543          $     309,417
                                          ================      ================    ================       ================

Earnings per share                         $         1.14        $       0.86        $        3.05          $        2.15
                                          ================      ================    ================       ================

Weighted average common and
     common equivalent shares
     outstanding                              146,932,199         148,302,451         148,978,719            150,030,431
                                          ================      ================    ================       ================

Cash dividends declared
     per common share                      $         0.15        $       0.15       $        0.45    $              0.45
                                          ================      ================    ================       ================

See Notes to Consolidated Financial Statements.

                                THE BEAR STEARNS COMPANIES INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                               Nine-Months Ended
                                                         March 27,           March 29,
                                                            1997               1996
                                                        ------------        ------------
                                                                (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   450,442         $   327,873
  Adjustments to reconcile net income to
   cash used in operating activities:
       Depreciation and amortization                         63,951              51,118
       Deferred income taxes                                (74,804)             (38,026)
       Other                                                 57,119              38,515
    (Increases) decreases in operating receivables:
       Securities borrowed                               (4,689,826)         (1,953,708)
       Customers                                           (697,726)           (654,327)
       Brokers, dealers and others                       (2,154,686)             50,830
       Other                                                (38,955)             (4,772)
     Increases (decreases) in operating payables:
       Customers                                          4,591,730           4,557,562
       Brokers, dealers and others                         (274,862)            265,324
       Other                                                (48,496)             49,181
    Decreases (increases) in:
       Cash and securities deposited with clearing
         organizations or segregated in compliance
         with Federal regulations                           327,217            (743,150)
       Securities purchased under agreements to resell   (4,592,958)         (9,606,743)
       Financial instruments owned                      (13,029,174)         (4,269,961)
       Other assets                                         157,262              35,077
     Increases (decreases) in:
       Securities sold under agreements to repurchase     8,789,664           5,503,199
       Financial instruments sold, but not
         yet purchased                                    6,832,070           3,635,213
       Accrued employee compensation and benefits            81,023             138,991
       Other liabilities and accrued expenses              (146,336)            228,728
                                                        ------------        ------------
Cash used in operating activities                        (4,397,345)         (2,389,076)
                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                   3,424,778           1,251,912
Issuance of long-term borrowings                          1,942,402           1,534,362
Net proceeds from issuance of subsidiary securities         199,884
Net common stock distributions                                   15               6,419
Note repayment from ESOP Trust                                6,099               5,647
Payments for:
   Retirement of Senior Notes                              (767,984)           (509,000)
   Treasury stock purchases                                (154,339)           (111,878)
Cash dividends paid                                         (70,200)            (71,622)
                                                        ------------        ------------
Cash provided by financing activities                     4,580,655           2,105,840
                                                        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                             (85,817)            (58,783)
Purchases of investment securities and other assets         (42,442)            (17,634)
Proceeds from sales of investment securities                  3,737              19,757
                                                        ------------        ------------
Cash used in investing activities                          (124,522)            (56,660)
                                                        ------------        ------------

Net increase (decrease) in cash and cash equivalents         58,788            (339,896)
Cash and cash equivalents, beginning of period              127,847             700,501
                                                        ------------        ------------

Cash and cash equivalents, end of period                $   186,635         $   360,605
                                                        ============        ============

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                 March 27,               June 30,
In thousands                                                       1997                    1996
------------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                $ 14,464,066            $  8,258,074
       Other sovereign governments                                3,196,094                 656,699
       State and municipal                                          167,261                 149,697
       Corporate equity and convertible debt                      9,791,594               8,492,570
       Corporate debt                                             5,794,436               4,739,512
       Derivative financial instruments                           2,448,761               1,855,617
       Mortgages and other mortgage-backed securities             3,039,385               1,796,322
       Other                                                        349,711                 273,643
                                                                -----------             -----------
                                                                $39,251,308             $26,222,134
                                                                ===========             ===========
  Financial instruments sold, but not yet purchased:
       US government and agency                                  10,731,161            $  5,502,459
       Other sovereign governments                                1,462,501                 964,808
       Corporate equity and convertible debt                      3,996,021               4,482,426
       Corporate debt                                             1,177,996                 877,576
       Derivative financial instruments                           3,380,613               2,088,621
        Other                                                           359                     691
                                                               ------------             -----------
                                                               $ 20,748,651             $13,916,581
                                                               ============             ===========

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

    At March 27, 1997, the Company was contingently liable for unsecured letters of credit of approximately $2.1 billion and letters of credit of approximately $145.2 million secured by financial instruments. These letters of credit are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At March 27, 1997, Bear Stearns' net capital, as defined, of $ 1.62 billion exceeded the minimum requirement by $ 1.60 billion.

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

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the nine-months ended March 27, 1997 and March 29, 1996. Income taxes paid totaled $329.2 million and $213.0 million for the nine-months ended March 27, 1997 and March 29, 1996, respectively.


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

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments at March 27, 1997 and June 30, 1996:


                                                         March 27,   June 30,
    In billions                                            1997        1996
    --------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options, swaptions,
              caps, collars, and floors                  $174.7       $175.2
         Futures contracts                                 25.4         60.5
         Options held                                       1.5          3.0
         Options written                                     .6          3.1

      Foreign Exchange:
         Futures contracts                                  5.1          2.3
         Forward contracts                                 14.6          7.9
         Options held                                       9.3          3.2
         Options written                                    8.9          3.3

      Mortgage-Backed Securities:
         Forward Contracts                                 33.8         23.0

      Equity:
          Swap agreements                                   5.6          3.8
          Futures contracts                                 1.5           .5
          Options held                                       .7          1.1
          Options written                                    .6          1.3

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

    The fair values of derivative financial instruments held or issued for trading purposes as of March 27, 1997 and June 30, 1996 were as follows:

                                March 27,                   June 30,
                                  1997                       1996
                           ----------------------------------------------------
    In millions             Assets   Liabilities     Assets       Liabilities
    ---------------------------------------------------------------------------
      Swap agreements      $  893      $1,193         $678          $846
      Futures and forward
         contracts            369         273           280           307
      Options held          1,189                      897
      Options written                   1,926                        968

    The average monthly fair values of the derivative financial instruments for the nine-months ended March 27, 1997 and the fiscal year ended June 30, 1996 were as follows:
                                March 27,                   June 30,
                                  1997                       1996
                           ---------------------------------------------------
    In millions             Assets   Liabilities     Assets       Liabilities
    --------------------------------------------------------------------------
      Swap agreements        $712     $   975         $611          $698
      Futures and forward
         contracts            254         225          286           275
      Options held            969                      704
      Options written                   1,414                        795

    The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the replacement cost, net of collateral held, ("net replacement cost") of over-the-counter contracts in a gain position, which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position at March 27, 1997, was approximately $568.6 million.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 8.  Preferred Stock Issued by Subsidiaries

     Preferred Stock Issued by Subsidiary

     Bear Stearns Finance LLC ("BSF"), a wholly owned subsidiary of the Company, has $150.0 million outstanding Exchangeable Preferred Income Cumulative Shares ("EPICS"), Series A, which have a liquidation value of $25 per share and an annual dividend rate of 8.00%. The EPICS are callable at the option of BSF, in whole or in part, at any time, on or after February 28, 1999, at their stated liquidation value.

     Mandatorily Redeemable Capital Securities of Subsidiary Trust

     In January 1997, Bear Stearns Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, issued $200.0 million of mandatorily redeemable capital securities (the "capital securities"). The capital securities are fixed/adjustable rate capital securities which have a liquidation value of $1,000 per capital security. Holders of the capital securities are entitled to receive semi-annual preferential cumulative cash distributions at an annual rate of 7% through January 2002. Thereafter, the distributions will be at a variable rate based on the three-month London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. The proceeds of the issuance of the Capital Securities were used to purchase fixed/adjustable rate junior subordinated deferrable interest debentures (the "subordinated debentures") issued by the Company. The subordinated debentures are the sole assets of the trust. The subordinated debentures will mature on January 15, 2027. The interest rate on the subordinated debentures is the same as the rate on the capital securities. The Company's guarantee of the Capital Securities, considered together with the other obligations of the Company with respect to capital securities, constitutes a full and unconditional guarantee by the Company of the Trust's obligation under the capital securities issued by the Trust.

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

Three-Months Ended March 27, 1997 Compared to March 29, 1996

The March 1997 quarter was generally characterized by active fixed income and equity markets and a favorable underwriting environment during January and February. Both markets were weakened in March due to concerns about the Federal Reserve Board raising interest rates. On March 26, 1997 the Federal Reserve Board raised rates by 25 basis points. Net income in the 1997 quarter was $165.5 million, an increase of 28.4% from $128.9 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 18.0% to $934.5 million from $792.2 million in the 1996 quarter. The increase was attributable to increases in all revenue categories, particularly principal transactions and investment banking. Earnings per share were $1.14 for the 1997 quarter versus $0.86 for the comparable 1996 quarter. The earnings per share amounts have been adjusted for all stock dividends.

Commission revenues increased 4.7% in the 1997 quarter to $191.8 million from $183.2 million in the comparable 1996 quarter. This increase was attributable to increased revenues from the firm's institutional equities and securities clearance areas.

Revenues from principal transactions increased 15.4% in the 1997 quarter to $407.3 million from $353.1 million in the comparable 1996 quarter, reflecting increases in revenues derived from the Company's fixed income, equity and derivative activities. The increases in the fixed income activities were primarily derived from the corporate bond, high yield and emerging markets areas, principally due to active market conditions and increased customer order flow. The increase in revenues derived from equity activities reflect growth in the convertible bond area while the increase in derivative activities reflects increased market share and good customer order flow, principally in equity derivatives and structured transactions.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                              Three-Months Ended       Three-Months Ended
                                March 27, 1997           March 29, 1996
                              ------------------       ------------------

Fixed Income                       $225,693                 $199,933
Equity                              104,855                   98,712
Foreign Exchange & Other
 Derivative Financial
 Instruments                         76,788                   54,428
                                   --------                 --------
                                   $407,336                 $353,073
                                   ========                 ========

Investment banking revenues increased 30.7% to $188.7 million in the 1997 quarter from $144.4 million in the comparable 1996 quarter. This increase reflected an increase in both merger and acquisition and underwriting revenue. The increase in underwriting revenue was due to increased levels of both investment-grade corporate debt and emerging market new issues as compared to the 1996 quarter. Merger and acquisition fee revenue increased due to increased transaction volume.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 34.5% to $135.8 million in the 1997 quarter from $101.0 million in the comparable 1996 quarter. This increase was attributable to higher levels of customer margin balances and increased securities lending activities. Average margin debt increased to $31.7 billion in the 1997 quarter from $21.7 billion in the comparable 1996 quarter. Average free credit balances increased to $8.1 billion in the 1997 quarter from $7.0 billion in the comparable 1996 quarter.

Employee compensation and benefits increased 18.4% to $464.6 million in the 1997 quarter from $392.4 million in the comparable 1996 quarter. The increase was attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1997 quarter. Employee compensation and benefits, as a percentage of net revenues, increased to 49.72% in the 1997 quarter from 49.54% in the comparable 1996 quarter.

All other expenses increased 9.1% to $194.1 million in the 1997 quarter from $178.0 million in the comparable 1996 quarter. Floor brokerage, exchange and clearance fees increased 3.2% to $36.6 million in the 1997 quarter from $35.5 million in the 1996 quarter reflecting the increase in the volume of securities transactions processed. Depreciation costs increased reflecting computer equipment upgrades. Increased data processing costs reflected increases in software licensing and maintenance costs. The remaining increase in other operating expenses was related to higher levels of communication costs due to increased headcount, and increased advertising and market development costs related to the increase in business activity.

The Company's effective tax rate decreased to 40.0% in the 1997 quarter compared to 41.9% in the comparable 1996 quarter due to a higher level of tax preference items in the 1997 quarter.

Nine-Months Ended March 27, 1997 Compared to March 29, 1996 .

Net income for the nine-months ended March 27, 1997 was $450.4 million, an increase of 37.4% from $327.9 million for the comparable 1996 period. Revenues, net of interest expense ("net revenues"), increased 22.2% to $2.6 billion in the 1997 period from $2.1 billion in the 1996 period. The increase was attributable to increases in all revenue categories, particularly principal transactions and investment banking. Earnings per share were $3.05 for the 1997 period versus $2.15 for the comparable 1996 period. The earnings per share amounts have been adjusted for all stock dividends.

Commission revenues increased 7.1% in the 1997 period to $537.0 million from $501.6 million in the comparable 1996 period. This increase was attributable to increased revenues from the firm's institutional equities and private client services as well as increased securities clearance revenues.

Revenues from principal transactions increased 28.0% in the 1997 period to $1.1 billion from $883.5 million in the comparable 1996 period, reflecting increases in revenues derived from the Company's fixed income and derivatives activities, partially offset by a decrease in the Company's equity activities. The increases were principally in the mortgage-backed securities, asset-backed securities and investment-grade corporate bond areas and were principally due to active fixed income market conditions and increased customer order flow. The increase in revenues from derivative activities reflects market share growth and increased customer order flow.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:

                               Nine-Months Ended           Nine-Months Ended
                                March 27, 1997              March 29, 1996
                               -----------------           -----------------

Fixed Income                     $  700,060                     $475,719
Equity                              261,345                      290,447
Foreign Exchange & Other
 Derivative Financial
 Instruments                        170,062                      117,662
                                 -----------                    --------
                                 $1,131,467                     $883,828
                                 ===========                    ========

Investment banking revenues increased 25.7% to $480.5 million in the 1997 period from $382.2 million in the comparable 1996 period. This increase reflected an increase in underwriting revenue.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 24.8% to $377.9 million in the 1997 period from $302.7 million in the comparable 1996 period. This increase was attributable to higher levels of customer margin balances. Average margin debt increased to $29.1 billion in the 1997 period from $20.0 billion in the comparable 1996 period. Average free credit balances increased to $7.8 billion in the 1997 period from $6.3 billion in the comparable 1996 period.

Employee compensation and benefits increased 21.1% to $1.3 billion in the 1997 period from $1.0 billion in the comparable 1996 period. The increase was attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1997 period. Employee compensation and benefits, as a percentage of net revenues, decreased to 49.38% in the 1997 period from 49.82% in the comparable 1996 period.

All other expenses increased 12.0% to $552.6 million in the 1997 period from $493.4 million in the comparable 1996 period. Floor brokerage, exchange and clearance fees increased 6.9% to $102.6 million in the 1997 quarter from $96.0 million in the 1996 quarter. Depreciation increased reflecting computer equipment upgrades. The remaining increase in other operating expenses was related to higher advertising and market development costs related to the increase in underwritings and increased communications costs related to increased headcount.

The Company's effective tax rate decreased to 39.5% in the 1997 period compared to 41.4% in the comparable 1996 period due to a higher level of tax preference items in the 1997 period.

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

The Company's total assets at March 27, 1997 increased to $117.0 billion from $92.1 billion at June 30, 1996. The increase is primarily attributable to the growth in financial instruments owned, at fair value and securities borrowed.

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

The Company utilizes medium-term note financing in order to extend maturities of its debt and achieve additional diversification of its funding sources. In addition to short-term funding sources, the Company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing.

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

As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1997. There were no borrowings outstanding under the facility at March 27, 1997.

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

Bear Stearns Bank plc ("BSB") received its banking license from the Central Bank of Ireland on April 10, 1997. BSB is a wholly owned subsidiary of the Company. As the headquarters for our international banking activities, the bank will serve as a platform from which the Company can direct international activities and gain further access to clients, potential products and other international markets.

In January 1997, Bear Stearns Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, issued $200.0 million of mandatorily redeemable capital securities (the "capital securities"). The capital securities are fixed/adjustable rate capital securities which have a liquidation value of $1,000 per capital security. Holders of the capital securities are entitled to receive semi-annual preferential cumulative cash distributions at an annual rate of 7% through January 2002. Thereafter, the distributions will be at a variable rate based on the three-month London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. The proceeds of the issuance of the Capital Securities were used to purchase fixed/adjustable rate junior subordinated deferrable interest debentures (the "subordinated debentures") issued by the Company. The subordinated debentures are the sole assets of the trust. The subordinated debentures will mature on January 15, 2027. The interest rate on the subordinated debentures is the same as the rate on the capital securities. The Company's guarantee of the Capital Securities, considered together with the other obligations of the Company with respect to capital securities, constitutes a full and unconditional guarantee by the Company of the Trust's obligation under the capital securities issued by the Trust. The proceeds of the subordinated debentures were used for general corporate purposes.

During the nine-months ended March 27, 1997 the Company repurchased 5,789,561 shares of Common Stock in connection with the Capital Accumulation Plan for Senior Managing Directors (the "Plan") at a cost of approximately $145.6 million. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the Plan. Repurchases of Common Stock pursuant to the Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors on July 30, 1996. As of May 9, 1997, there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents increased by $58.8 million during the nine-months ended March 27, 1997 to $186.6 million. Total cash and cash equivalents decreased by $339.9 million during the nine-months ended March 29, 1996 to $360.6 million. Cash used in operating activities during the nine-months ended March 27, 1997 was $4.4 billion, primarily representing increases in financial instruments owned, securities borrowed and securities purchased under agreements to resell partially offset by increases in securities sold under agreements to repurchase and financial instruments sold, but not yet purchased. Financing activities provided cash of $4.6 billion, primarily derived from short- and long-term borrowings proceeds.

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

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At March 27, 1997 the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield securities, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. As of March 27, 1997, the Company held high yield securities of $1.3 billion in long inventory and $184.9 million in short inventory.

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


Effects of Statements of Financial Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement along with a reconciliation between the two presentations.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Restatement of prior-period EPS data is also required. The Company does not expect the impact of adopting SFAS 128 to be material.

Part II - Other Information

Item 1.  Legal Proceedings

ABF Capital Management, et al. v. Askin Capital Management, L.P., et al.

         As previously reported in the Company's 1996 Form 10-K and 1997 Form 10-Qs, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

         Plaintiffs have sought a rehearing of the dismissal of their claim for aiding and abetting breach of fiduciary duty.

A.R. Baron & Co., Inc.

         In connection with investigations concerning the collapse of the A.R. Baron brokerage firm, Bear, Stearns Securities Corp. and Bear, Stearns & Co. Inc. have received formal and informal inquiries from various governmental agencies. Bear Stearns is cooperating with those inquiries.


In re Blech Securities Litigation

         As previously reported in the Company's 1996 Form 10-K and 1997 Form 10-Qs, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

         On April 2, 1997, the court denied Bear Stearns'  motion to dismiss the
Section 10(b) and Rule 10b-5 and common law fraud allegations asserted against Bear Stearns, and granted Bear Stearns' motion to dismiss the Section 20(a) allegations.

         On March 31, 1997, plaintiffs filed a motion to certify a class of persons who purchased Blech Securities during the period beginning July 1, 1991 and continuing through September 21, 1994. Bear Stearns was the clearing agent to D. Blech & Co. from September 1993 through September 21, 1994.


Del Rosario, et al v. Bear Stearns & Co., Inc., et al.

         In March 1997, three former Bear Stearns brokerage customers commenced a National Association of Securities Dealers ("NASD") arbitration proceeding against Bear Stearns, a former Bear Stearns account executive and another brokerage firm.

         The claimants assert that they have been damaged as a result of alleged unauthorized wire transfers and unauthorized and unsuitable trading in their accounts. The claimants assert claims based upon: (1) fraud (2) churning, (3) breach of the fiduciary duty of care and good faith, (4) negligence, (5) breach of contract, (6) failure to supervise the claimants' accounts and (7) conspiracy. The claimants seek damages in an unspecified amount, but at least $20 million plus punitive damages.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this arbitration proceeding, intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

         Harrison J. Goldin as Trustee for the Bankruptcy Estates of Granite Partners, L.P., Granite Corp., and Quartz Hedge Fund v. Bear, Stearns & Co. Inc. and Bear, Stearns Capital Markets Inc.

         As previously reported in the Company's 1996 Form 10-K and 1997 Form 10-Qs, Bear Stearns and Bear Stearns Capital Markets are defendants in a litigation pending in the United States District Court for the Southern District of New York.

         By Order dated March 3, 1997, control of the litigation was transferred from the Trustee to a "Litigation Advisory Board" consisting of seven members, five of whom purport to be investors in the Funds.

Montpellier Resources, Limited, et al.,  v. Bear Stearns, et al.

         On March 17, 1997, Montpellier Resources, Limited, Nandalor Investment Partnership and Flamingo Investments Limited, which purport to be investors in Granite Corporation ("Granite") and/or Quartz Hedge Fund ("Quartz"), commenced an action against Bear Stearns, Kidder Peabody & Co., Incorporated, Donaldson, Lufkin & Jenrette (collectively, the "Broker-Dealer Defendants") and Askin Capital Management, L.P. ("ACM") in the United States District Court for the Southern District of New York. The complaint purports to be a class action on behalf of all investors who purchased interests in either Granite or Quartz between January 1, 1991 and April 7, 1994.

         The complaint alleges that ACM, the investment advisor to Granite and Quartz, defrauded the plaintiffs and breached a fiduciary duty to them, and that the Broker-Dealer Defendants aided and abetted that alleged fraud and breach of fiduciary duty. Among other things, the Broker-Dealer Defendants are alleged to have created and encouraged ACM to purchase inappropriate securities, provided ACM with inflated marks for securities, unreasonably extended credit to ACM, and otherwise departed from the standards of ordinary care. Plaintiffs seek recovery of their investments (alleged to have been approximately $6 million for the named plaintiffs), punitive damages of not less than $1 billion from each defendant, plus interest, costs, attorneys fees and other unspecified damages.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

NASDAQ Antitrust Litigation

         As previously reported in the Company's 1996 Form 10-K and 1997 10-Qs, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

         On April 23, 1997, the court approved the proposed settlement.


Parvis Co. Ltd. v. Bear Stearns & Co., Inc., et al.

         In March 1997, a former Bear Stearns account holder commenced a National Association of Securities Dealers ("NASD") arbitration proceeding against Bear Stearns and a former Bear Stearns account executive.

         The claimant asserts that it was damaged as a result of alleged unauthorized wire transfers from its account. The claimant alleges claims based upon: (1) breach of the fiduciary duty of care and good faith, (2) negligence,
(3) violation of NASD Rules, SEC Rules and New York Stock Exchange Rules, (4) breach of contract and (5) failure to supervise. The claimant seeks damages in an unspecified amount, but at least $15 million.

         Bear Stearns denies all allegations of wrongdoing asserted against it in this arbitration proceeding, intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement Re Computation of Per Share Earnings

     (12) Statement Re Computation of Ratio of Earnings to Fixed Charges

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter, the Company filed the following Current Report on Form 8-K.

     (i) A Current Report on Form 8-K dated January 22, 1997, pertaining to the Company's results of operations for the six-months ended December 31, 1996.

     (ii) A Current Report on Form 8-K dated January 22, 1997, pertaining to a tax opinion in connection with the Company's Medium-Term Note Program.

     (iii) A Current Report on Form 8-K dated January 29, 1997, pertaining to the declaration of quarterly cash dividends and 5% stock dividend.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Bear Stearns Companies Inc.
                                                     (Registrant)





Date:  May 12, 1997              By:       /s/ Samuel L. Molinaro Jr.
                                           -------------------------
                                               Samuel L. Molinaro Jr.
                                           Senior Vice President - Finance
                                           and Chief Financial Officer

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