Form 10-K
period 1997-06-30
BEAR STEARNS COMPANIES INC
filed 1997-09-29
CIK 777001

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended June 30, 1997.

                                       Or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to ___________


                         COMMISSION FILE NUMBER: 1-8989

                         THE BEAR STEARNS COMPANIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     13-3286161
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    245 PARK AVENUE, NEW YORK, NEW YORK 10167
                                 (212) 272-2000
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
        Title of Each Class                         on Which Registered
        -------------------                         -------------------

COMMON STOCK, PAR VALUE $1.00 PER                  NEW YORK STOCK EXCHANGE
  SHARE
ADJUSTABLE RATE CUMULATIVE                         NEW YORK STOCK EXCHANGE
  PREFERRED STOCK, SERIES A
DEPOSITARY SHARES, EACH REPRESENTING A             NEW YORK STOCK EXCHANGE
  ONE-EIGHTH INTEREST IN A SHARE OF
  7.88% CUMULATIVE PREFERRED STOCK,
  SERIES B
DEPOSITARY SHARES, EACH REPRESENTING A             NEW YORK STOCK EXCHANGE
  ONE-EIGHTH INTEREST IN A SHARE OF
  7.60% CUMULATIVE PREFERRED STOCK,
  SERIES C
DEPOSITARY SHARES, EACH REPRESENTING               NEW YORK STOCK EXCHANGE
  A ONE-EIGHTH INTEREST IN A SHARE OF
  8% CUMULATIVE PREFERRED STOCK,
  SERIES D (NOT PRESENTLY OUTSTANDING)
9-1/8% SENIOR NOTES DUE 1998                       NEW YORK STOCK EXCHANGE
9-3/8% SENIOR NOTES DUE 2001                       NEW YORK STOCK EXCHANGE
CUSTOMIZED UPSIDE BASKET SECURITIES                AMERICAN STOCK EXCHANGE
  DUE 1998
S&P 500 LINKED NOTES DUE 2003               CHICAGO BOARD OPTIONS EXCHANGE, INC.


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At September 2, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,450,610,484. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

On September 2, 1997, the registrant had outstanding 117,703,804 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 1997 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held October 27, 1997, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended June 30, 1997.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

        (a)  General Development of the Business

        The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear, Stearns Securities Corp. ("BSSC"), is a leading United States investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a wholly owned subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling the Company's proprietary and customer transactions. The Company succeeded on October 29, 1985, to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

        (b)  Financial Information About Industry Segments

        The Company's business activities are highly integrated and constitute a single industry segment. During each of the three successive fiscal years ending June 30, 1997, classes of similar products or services outside this industry segment represented less than 10% of consolidated revenues, operating-profit, and assets. Financial information regarding the Company's foreign operations for each of these fiscal years is set forth under the Notes to the Consolidated Financial Statements in Footnote 13, entitled "Segment and Geographic Area Data," in the registrant's 1997 Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference to Exhibit No. (13) of this report.

        (c)  Narrative Description of Business

        The Company is a holding company which through its principal subsidiaries, Bear Stearns and BSSC, is a leading United States investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. The business of the Company includes: market-making and trading in corporate, United States government, government-agency, mortgage-related, asset-backed and municipal securities; trading in options, futures, foreign currencies, interest-rate swaps and other derivative products; securities and commodities arbitrage; securities, options and commodities brokerage; underwriting and distributing securities; providing securities clearance services; financing customer activities; securities lending; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; providing other financial advisory services; making principal investments in leveraged acquisitions; acting as specialist on the floor of the New York Stock Exchange, Inc. ("NYSE"); providing fiduciary and other services, such as real estate brokerage, investment management and investment advisory; and, securities research.

        The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco; from representative offices in Beijing, Geneva, Hong Kong, Lugano and Shanghai; through international subsidiaries in Buenos Aires, Dublin, Hong Kong, London, Paris, Sao Paulo, Singapore and Tokyo; and through joint ventures with other firms in Belgium, Madrid, Paris and the Philippines. The Company's foreign offices provide services and engage in investment activities involving foreign clients and international transactions. The Company provides trust-company services through its subsidiary, Custodial Trust Company ("CTC"), located in Princeton, New Jersey.

        Bear Stearns and BSSC are broker dealers registered with the Securities and Exchange Commission (the "SEC"). They are also members of the NYSE, all other principal United States securities and commodities exchanges, the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"). Bear Stearns is a "primary dealer" in United States government securities, as designated by the Federal Reserve Bank of New York.

        As of June 30, 1997, the Company had 8,309 employees.

SECURITIES TRADING ACTIVITIES

        General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: corporate debt and equity securities; United States and foreign-government securities; government-agency securities; mortgages and mortgage-backed securities; other asset-backed securities; municipal and other tax-exempt securities; and interest-rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the United States in fixed income securities, including United States government and agency securities, mortgage-backed securities, and corporate and municipal securities. Inventories of fixed income, listed-equity, and over-the-counter equity securities are carried to facilitate sales to customers and other dealers.

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

        Mortgage-Related Securities and Products. The Company trades and makes markets in the following mortgage-related securities and products: Government National Mortgage Association ("GNMA") securities; Federal Home Loan Mortgage Corporation ("FHLMC") Participation Certificates; Federal National Mortgage Association ("FNMA") mortgage-backed securities; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans; real estate mortgage investment conduit ("REMIC") and non-REMIC collateralized mortgage obligations, including residual interests; and other derivative mortgage-backed securities and products. The Company also trades real estate mortgage loans originated by unaffiliated mortgage lenders, both on a securitized and non-securitized basis.

The Company acts as underwriter and placement agent in transactions involving rated and unrated mortgage-related securities issued by affiliated and unaffiliated parties. The Company enters into significant commitments -- such as forward contracts -- on GNMA, FNMA, and FHLMC securities, and on other rated and unrated mortgage-related securities. Certain rated and unrated mortgage-related securities are considered to be liquid, while other such securities, and non-securitized mortgage loans, are considered to be less readily marketable.

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

        The Company, through various special-purpose subsidiaries, purchases, sells, and services entire loan portfolios of varying quality. These portfolios are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is performed by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade. Loan collection is emphasized for the non- investment-grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure unit will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate which has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure unit maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. In addition, special-purpose subsidiaries issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

        Asset-Backed Securities. The Company acts as underwriter and placement agent with respect to investment- and non-investment-grade, asset-backed securities issued by unaffiliated third parties. These asset- backed securities include: securities backed by consumer automobile receivables originated by the captive finance subsidiaries of automobile manufacturers, commercial banks and finance companies; credit card receivables; and home-equity lines of credit or second mortgages. The Company also trades and makes markets in these asset-backed securities. The market for asset-backed securities is of relatively recent origin. While there are ready markets for the investment-grade, asset-backed securities described above, other varieties may lack liquidity.

        Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by states, counties, cities, and state and local governmental authorities. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets in a broad spectrum of long- and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers and for a fee, the Company remarkets short-term debt instruments to investors in the variable rate, demand bond market. The Company periodically uses both municipal and treasury bond futures to hedge its cash-market bond inventory. In addition, the Company maintains a municipal arbitrage portfolio for its own account consisting of municipal futures and cash bond positions. The Company's underwriting, trading and sales activities are supported by a municipal research group.

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

        Strategic Structuring and Transactions (SST). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets across a wide spectrum of equity and commodity securities including listed and over the counter options, futures and swaps.

        Foreign Exchange. The Company trades in foreign exchange, including: major and minor currencies on a spot and forward basis; listed and over-the-counter foreign-currency options; and foreign-currency futures. Currency option strategies are made available to customers to help them meet their specific risk management objectives.

        Derivatives. The Company manages a customer-driven business which focuses on individually- negotiated derivative instruments across the fixed income, currency, credit, and equity markets. Among the products in which the Company is most active are interest rate swaps and options, equity swaps and options, currency swaps and options, credit derivatives, and tax exempt derivatives. The Company also structures products which combine derivatives having both privately- and publicly-placed debt and/or equity components. By tailoring products across the spectrum of derivatives markets, the Company designs solutions to meet customers' asset-liability management, investment, and capital market needs.

        Over-the-Counter Equity Securities. The Company makes markets on a principal basis in common and preferred stocks, warrants, and other securities traded on the NASD's Automated Quotation System and otherwise in the over-the-counter market. Principal transactions with customers are effected at a net price equal to the prevailing inter-dealer price, plus or minus a mark-up or mark-down.

        Emerging Markets. The Company provides financial services in various emerging markets worldwide including: securities brokerage; equity and fixed income trading and sales; securities research; and a full range of investment banking, capital formation and advisory services. As part of these activities, the Company manages and participates in public offerings and arranges with institutional investors the private placement of debt and equity securities. The markets currently covered by the Company include Latin America, Asia, and Eastern Europe.

        Specialist Activities. The Company is a participant in a specialist unit on the NYSE which performs specialist functions in 135 NYSE-listed stocks. This market-making operation is conducted through a joint venture with a member organization pursuant to a joint-account agreement. The market-making function of the specialist involves risk of loss during periods of market fluctuation, since specialists are obliged to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

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

        Futures. The Company provides transaction services for customers who trade contracts in futures, financial instruments and physical products, including options on futures and physical commodities. These products are based on selected stock indices, fixed income securities, currencies, agricultural and energy products and precious metals. Domestic trading is subject to extensive regulation by the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International trading activities are subject to regulation by the respective regulatory authorities in the location where the futures or commodity exchange resides, including the Securities and Futures Authority ("SFA") in the United Kingdom.

        The margin requirements covering substantially all transactions in futures contracts are subject to the particular exchange's regulations. In the United States, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, Inc., the New York Mercantile Exchange and other principal futures exchanges. The Company is a member of the International Petroleum Exchange ("IPE"), the London Commodity Exchange ("LCE"), the London International Financial Futures Exchange ("LIFFE"), Marche a Terme International de France ("MATIF") in Europe; and a "special" member of the Tokyo Stock Exchange for clearing Japanese government bond futures.

        International. Bear Stearns International Limited ("BSIL") is a London based securities broker dealer and engages in several types of activities including principal and agency transactions, underwriting, and investment banking. BSIL is a member of the SFA, the IPE, the LIFFE, the International Securities Market Association ("ISMA") and the London Securities & Derivatives Exchange Limited ("OMLX"). Another

London subsidiary, Bear Stearns International Trading ("BSIT"), is a market-maker in various non-dollar denominated equity securities and engages in index and derivative arbitrage. BSIT is a member of the London Stock Exchange and the Stock Exchange Automated Quotations International ("SEAQ").

        The Company's French subsidiary is Bear Stearns S.A. ("BSFSA"). BSFSA is a regulated French broker dealer and is a member of the MATIF.

        Bear Stearns Bank plc ("Bank") is an Irish based bank, which was incorporated in 1996 and subsequently granted a banking license under Section 9 of the Irish Central Bank Act, 1971.

        Bear Stearns (Japan) Ltd. ("BSJL") is a broker dealer registered with the Japanese Ministry of Finance. BSJL sells equity and fixed income securities to Japanese institutional customers. BSJL has a special membership on the Tokyo Stock Exchange. Bear Stearns Hong Kong Ltd. is a member of the Securities and Futures Commission and sells U.S. commodities to retail customers. Bear Stearns Asia Ltd. is a member of the Stock Exchange of Hong Kong and sells equity and fixed income securities and derivative products to institutional and retail customers in Asia (excluding Japan) and also provides investment banking services to institutional clients. Bear Stearns Singapore Pte. Limited is a broker dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities to institutional investors in Singapore and Southeast Asia.

INVESTMENT BANKING

        The Company is a major global investment banking firm providing a full range of capital formation and advisory services to a broad spectrum of clients. The Company manages and participates in public offerings and arranges the private placement of debt and equity securities directly with institutional investors. The Company provides advisory services to clients on a wide range of financial matters and assists with mergers, acquisitions, leveraged buyouts, divestitures, corporate reorganizations, and recapitalizations.

        The Company's strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include chemicals, energy, entertainment, financial services, forest products, gaming, health care, industrial, insurance, lodging, merchandising, media/communications, oil and gas, pharmaceuticals, real estate, retailing, satellite, technology, and utilities. These groups are responsible for initiating, developing and maintaining client relationships, and for executing transactions involving these clients. The Company has focused primarily on those industries in which the Company also has a strong research capability.

        In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions ("M&A"), equity offerings, high yield securities, and other transaction specialties.

        Mergers and Acquisitions. The Company is active in arranging various M&A transactions for its clients. The Company participates in a broad range of domestic and international assignments including acquisitions, divestitures, strategic restructurings, proxy contests, leveraged buyouts, and defenses against unsolicited takeovers.

        Equity Offerings. The equity capital markets group focuses on providing financing for issuers of equity and convertible equity securities in the public markets. The group assists in the origination, and is responsible for the structuring and execution, of transactions for a broad range of clients.

        High Yield Securities. The high yield securities group focuses on providing financing in the public and private capital markets. The group is responsible for originating, structuring, and executing high yield transactions across a wide range of companies and industries, as well as managing client relationships with both high yield corporate issuers and financial sponsors of leveraged transactions.

        Leveraged Acquisitions. As part of its investment banking activities, the Company occasionally makes investments as principal in leverage acquisitions and in leveraged buy-out funds as a limited partner. The Company's investments generally take the form of equity securities, either common or preferred stock. Equity securities purchased in these transactions generally are held for appreciation and are not readily marketable. While the Company believes that the current carrying value of these instruments is at least equal to their eventual realizable value, it is not possible to determine whether, or when, the Company will realize the value of these investments.

        Commercial Real Estate. The Company is engaged in a variety of real estate activities on a nationwide basis. It provides comprehensive real estate-related investment banking, capital markets and financial advisory services.


SECURITIES CLEARANCE ACTIVITIES

        The Company provides a full range of securities clearing services to clients. Organizations that are engaged in the retail or institutional brokerage business and are members of the NYSE and/or NASD comprise one category of correspondent clearing clients called "fully-disclosed correspondents." In addition, the Company has extensive involvement in the clearing of securities transactions for other types of clients such as: hedge funds, market-makers, specialists, arbitrageurs, money managers, and other professional investors trading at multiple securities firms called "professional clearing clients".

        Besides commissions and service charges realized from securities clearing activities, the Company also earns substantial amounts of interest income. The Company extends credit directly to the customers of correspondent firms in order to facilitate the conduct of customer securities transactions on a margin basis. The correspondents indemnify the Company against margin losses on their customers' accounts. The Company also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since the Company must rely on the guaranties and general credit of the correspondents, the Company may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities. The correspondent clearing business for hedge funds, market-makers, arbitrageurs, specialists, and other professional traders can require a substantial commitment of the Company's capital involving varying degrees of risk. The Company has developed computerized control systems to monitor and analyze risk on a daily basis.

        In addition to clearing trades, the Company provides other products and services to its correspondents such as recordkeeping, trading reports, accounting, general back-office support, securities lending, reorganization and custody of securities. The Company's Prime Broker Plus system provides consolidated reporting and securities processing for professional investors executing trades at more than one securities firm.

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

        Customer Financing. Securities transactions are effected for customers on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal requirements, which is collateralized by securities and cash in the customer's account, for a portion of the purchase price. The Company receives income from interest charged on the extension of credit; the rate of interest charged to customers for margin financing is based upon the Federal funds rate or brokers-call rate. By allowing customers to purchase securities on margin, the Company assumes the risk of loss if an adverse market movement reduces the value of the collateral below the amount of a customer's indebtedness. The Company's net interest income is impacted by the volume of customer borrowings and by the prevailing levels of interest rates.

        Securities Lending Activities. In connection with both its trading and brokerage activities, the Company borrows and lends securities to brokers and dealers to cover short sales and to complete transactions in which customers have failed to deliver securities by settlement date. The borrower of securities is required to deposit cash or other collateral or to post a letter of credit with the lender. The borrower of securities generally receives a rebate (based on the amount of cash deposited) or pays a fee calculated to yield a negotiated rate-of- return for the lender. Stock borrow and stock loan transactions are generally executed pursuant to written agreements with counterparties which require that (i) securities borrowed and loaned be marked-to-market on a daily basis, (ii) excess collateral be refunded, and (iii) deficit collateral be furnished. Mark-to-market adjustments are usually made on a daily basis through the facilities of various clearing houses to reflect changes in the market value of loaned securities.

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

        Equities Research. The equity research department analyzes and provides timely information and opinions on over 100 industries and more than 850 companies, both domestic and international. In addition to more than 80 analysts, its staff includes a market strategist, an economics team, and accounting specialists, all of whom analyze the impact of broader economic factors and regulatory changes on the market and individual stocks.

        Fixed Income Research. A fixed income research unit contained within the Company's Financial Analytics and Structured Transactions Group (F.A.S.T.) provides financial engineering and securitization capabilities, investment research, fixed income portfolio management and analytical systems and trading technology for mortgage-related and fixed income securities. This unit also performs original research on valuation techniques and provides consulting services.

        Other Research. A high-grade, fixed income research unit, consisting of approximately 15 analysts and researchers, provides similar services in respect of high-grade, fixed income securities. A high yield, fixed income research unit consisting of approximately 15 analysts and researchers, provides similar services in respect of high yield, fixed income securities. The Company derives revenues for its research activities principally from securities transactions in an agency or dealer capacity; from its consulting services; and, from offering some of its research products for a fee.

        Custodial Trust Company. The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and CMO products; and commercial lending. At June 30, 1997, CTC held over $38.6 billion of assets for non-affiliated institutional clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

        Fiduciary Services. The Company is an investment consultant which assists pension and welfare funds, other institutional investors and high-net-worth individual clients in structuring and executing their investment affairs.

ADMINISTRATION AND OPERATIONS

        Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; office services; the custody of customer securities; and the overseeing of margin accounts of the Company and correspondent organizations. The processing, settlement, and accounting for transactions for the Company, correspondent organizations, and the customers of correspondent organizations is handled by a staff of approximately 3,500 employees located in separate operations offices in New York City and Whippany, New Jersey and, to a lesser extent, the Company's offices worldwide.

        The Company executes its own and correspondent transactions on all United States exchanges and in the over-the-counter market. The Company clears all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased, and transfer of related funds) through its own facilities, unaffiliated commercial banks and through memberships in various clearing corporations. However, certain government, government-agency and mortgage-related securities transactions are cleared through CTC.

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

REGULATIONS AND OTHER FACTORS AFFECTING THE COMPANY AND THE SECURITIES INDUSTRY

        The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Bear Stearns and BSSC are registered as broker dealers with the SEC and are registered as broker dealers in all 50 states and the District of Columbia. Additionally, Bear Stearns is registered as an investment adviser with the SEC. Much of the regulation of broker dealers has been delegated to self-regulatory organizations, principally the NASD, the Municipal Securities Rulemaking Board, and national securities exchanges such as the NYSE, which has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries, including Bear Stearns and BSSC. These self-regulatory organizations (i) adopt rules, subject to approval by the SEC, which govern the industry and (ii) conduct periodic examinations of the Company's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

        Broker dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; and, the conduct of directors, officers and employees. The types of regulations to which investment advisers are subject include: record keeping; fee arrangements; client disclosure; and, the conduct of directors, officers and employees. The mode of operation and profitability of broker dealers or investment advisers may be directly affected by new legislation; changes in rules promulgated by the SEC and self-regulatory organizations; and, changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuances of cease-and-desist orders, and the suspension or expulsion of a broker dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker dealers or investment advisers. On occasion the Company's subsidiaries have been subject to routine investigations and proceedings, and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

        The Market Reform Act of 1990 was adopted for the following reasons: (i) to strengthen regulatory oversight of the securities markets, (ii) to improve the financial condition of market participants, and (iii) to improve the safety and efficiency of market mechanisms by creating a system for providing information and oversight for the parents and other affiliates of broker dealers. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the "Risk Assessment Rules") to implement the provisions of the Market Reform Act of 1990. The Risk Assessment Rules require that broker-dealers: (i) develop an organizational chart; (ii) maintain risk management procedures or standards for monitoring and controlling the risks resulting from activities of material associated persons; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk-management procedures and the financial and securities activities of the holding companies of broker dealers, or broker dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker dealer.

        The Insider Trading and Securities Fraud Enforcement Act of 1988 augments enforcement of the securities laws through a variety of measures designed to provide greater deterrence, detection, and punishment of insider-trading violations. Among other things, the law (i) expands the scope of civil penalties to controlling persons who fail to take adequate steps to prevent insider trading, (ii) initiates a bounty program by giving the SEC discretion to reward informants who provide assistance to the agency and (iii) requires broker dealers and investment advisors to establish and enforce written policies and procedures reasonably designed to prevent the misuse of inside information.

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

        As registered broker dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of a broker dealer and requires that at least a minimal portion of its assets be kept in relatively liquid form.

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

        Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC") which provides insurance protection for customer accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker dealer. In addition, the BSSC purchased $24.5 million of additional security-positions coverage from a private insurer for each of the BSSC's customers.

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

        The Company does a substantial volume of business in the international fixed income and equity markets through BSIL and is a market-maker in certain non-dollar-denominated securities and engages in index and derivative arbitrage through BSIT. BSIL and BSIT are subject to both the United Kingdom Financial Services Act 1986, which governs all aspects of the investment business in the United Kingdom, and the regulations of the SFA which includes: regulatory capital; sales and trading practices; use and safekeeping of customer funds; securities recordkeeping; margin practices and procedures; registration standards for individuals; and periodic reporting and settlement procedures. BSIL and BSIT are subject to supervision by and are regulated in accordance with the rules of the SFA. BSIL is a member of the IPE, the LIFFE, the ISMA, the OMLX and the LCE. BSIT is a member of the London Stock Exchange and SEAQ International.

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

        The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged-buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit, and liquidity risks. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

ITEM 2.  PROPERTIES.

        The Company's executive offices and principal administrative offices occupy approximately 753,000 square feet of space at 245 Park Avenue, New York, New York under leases expiring through 2002.

        The Company also leases approximately 297,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing and clearance operations. Additionally, the Company leases approximately 43,000, 140,000 ,27,000 and 13,000 square feet of space at four locations in New York City under leases expiring in 2001, 2004, 2007 and 2007, respectively. The Company's regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco occupy an aggregate of approximately 276,000 square feet, while its eleven foreign offices occupy a total of approximately 115,000 square feet under leases expiring on various dates through the year 2016.

        The Company owns approximately 65 acres of land in Whippany, New Jersey, including four buildings comprising an aggregate of approximately 300,000 square feet. The Company is currently using the existing facilities on the property to house its data processing facility and other operational functions. Because the Whippany property includes land in excess of current needs, the Company has received approval to construct two additional buildings, one of which it is currently developing for itself; conversely, it may sell the land and development rights to others.

        In September 1997, the Company entered into a 99-year ground lease at 383 Madison Avenue, New York City. The Company expects to develop this site as its new world headquarters by building an office tower. The new facility will be completed by the expiration of the current lease at 245 Park Avenue in 2002.

The new facility will allow the Company to consolidate its New York City real estate requirements into one facility and will allow expansion related to future growth.


ITEM 3.  LEGAL PROCEEDINGS.

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

               A.I.A. Holding, S.A., et al. v. Lehman Brothers, Inc., et al. On July 8, 1997, 277 alleged customers of Ahmad Ihsan El-Daouk commenced an action in the United States District Court for the Southern District of New York against Lehman Brothers, Inc. and Bear Stearns. Plaintiffs allege that Daouk, acting through corporations he controlled, entered into introducing broker agreements with Lehman and then Bear Stearns, and that he arranged for each of the plaintiffs to invest funds with Lehman and/or Bear Stearns. Lehman exited the business during the summer of 1992. Certain accounts opened at Lehman were transferred to Bear Stearns sometime in 1992, and certain accounts were opened at Bear Stearns beginning sometime in 1992.

               The Complaint alleges, among other things, that for more than seven years Daouk defrauded plaintiffs by misleading plaintiffs into believing that the accounts Daouk managed on their behalf were earning substantial profits, when in fact he was churning the accounts, incurring trading losses and otherwise dissipating, stealing or converting their funds. This allegedly was accomplished, in part, by Daouk intercepting account statements and other information sent by Lehman and Bear Stearns to Daouk's customers and substituting forged statements created by Daouk.

               Bear Stearns is alleged to be liable to Daouk's customers on numerous grounds, including claims that the Bear Stearns broker responsible for the Daouk accounts allegedly was aware of the scheme, substantially assisted Daouk in the commission of the fraud and received illegal payments for having done so, Daouk held himself out to be a Bear Stearns agent with Bear Stearns' knowledge and acquiescence, and Bear Stearns failed to perform properly its role as Daouk's clearing broker by, among other things, failing to properly supervise Daouk, failing to detect Daouk's fraud, permitting Daouk to commingle accounts and allowing him to churn accounts.

               The Complaint asserts 12 causes of action against Lehman and 12 causes of action against Bear Stearns, including, among other things, claims alleging breach of fiduciary duty, negligence, negligent misrepresentation, fraud, constructive fraud, breach of contract, negligent hiring, retention and supervision, aiding and abetting fraud and aiding and abetting breach of fiduciary duty. Plaintiffs allege that "the plaintiffs' losses appear to have exceeded $100 million." Plaintiffs seek compensatory damages in unspecified amounts, imposition of constructive trusts with respect to any property that "belongs, or may belong," to plaintiffs in Lehman's or Bear Stearns' possession, interest, attorneys' fees and costs.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               Alpha Group Consultants, et al. v. Weintraub, et al./In re Weintraub Entertainment Group Litigation. On January 31, 1991, Alpha Group Consultants Ltd. and the Allan D. Simon & Stefani R. Simon Living Trust commenced an action in the United States District Court for the Southern District of California involving a private placement by Weintraub Entertainment Group ("WEG") of $81 million debentures and warrants in 1987. On April 2, 1992 and February 4, 1993 the court allowed additional plaintiffs to intervene. The original defendants in the case were WEG (a debtor in bankruptcy, named as a defendant only to the extent permitted by federal bankruptcy law), certain directors and officers of WEG and Bear Stearns, which acted as the placement agent in WEG's private placement.

               Plaintiffs' current pleading alleges, among other things, that at the time of the offering and after the offering, the defendants made false and misleading statements concerning WEG's financial condition, the experience of certain WEG officers, the intended use of proceeds from the sale of the WEG securities, the prospects for a public market for WEG securities, WEG's business plans, and certain terms of WEG's contracts with distributors. Plaintiffs allege violations of Sections 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), California state statutes, and common law duties allegedly owed by the defendants to the plaintiffs. Plaintiffs purport to represent a class consisting of purchasers of WEG debentures and warrants during the period January 23, 1987 through October 1, 1990. Plaintiffs seek unspecified compensatory and punitive damages, treble damages under RICO, attorneys' fees and expenses.

               On May 12, 1993, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

               On May 10, 1993, the court entered a final judgment and order (the "Settlement Order") approving a settlement among plaintiffs and the WEG director and officer defendants and barring Bear Stearns from seeking contribution, indemnity, or reimbursement from the WEG director and officer defendants. The Settlement Order also provided that Bear Stearns' liability, if plaintiffs succeed in establishing liability on the part of Bear Stearns, would be limited to Bear Stearns' proportional share of the total damages awarded. On September 15, 1993, the court entered an order granting class certification.

               On April 22, 1994, the court granted summary judgment in favor of Bear Stearns on all claims.

               On July 15, 1997, the United States Court of Appeals for the Ninth Circuit reversed the district court's grant of summary judgment in connection with a statement in the offering materials provided to investors concerning the timing of the payment of guaranteed advances by certain motion picture distributors to WEG. The Ninth Circuit affirmed the district court's dismissal of all other claims in the litigation.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               Amalgamated Insurance Fund-Insurance Fund, et al. v. Bear Stearns & Co., Inc., et al./Alico Services Corp., Alico Resources Corp. and Pension Plan for Employees of Amalgamated Life Insurance Company v. Bear Stearns & Co., Inc., et al. On January 9, 1997, five former Bear Stearns brokerage customers who are employee welfare benefit plans or employee pension benefit plans under the Employee Retirement Income Security Act ("ERISA") commenced a National Association of Securities Dealers ("NASD") arbitration proceeding against Bear Stearns, a former Bear Stearns account executive and two current Bear Stearns employees (the "Amalgamated proceeding").

               The claimants allege, among other things, unauthorized and unsuitable trading and churning in their accounts involving derivative securities. The claimants assert claims based upon breach of fiduciary duty, breach of fiduciary duty under ERISA, participation in breach of fiduciary duty, breach of contract, common law fraud, securities fraud, negligent misrepresentation, negligence, investing in unsuitable securities, failure to supervise and churning, unjust enrichment, and Sherman Antitrust Act and the Donnelly Act. Claimants seek, among other relief, compensatory damages in an unspecified amount, but in a range of $30 to $40 million or more. Claimants also seek punitive damages in an unspecified amount and trebled damages under the Sherman Antitrust Act and New York's Donnelly Act.

               On May 14, 1997, Bear Stearns filed an answer denying liability, asserting affirmative defenses, counterclaims and third party claims that allege that certain trustees of the plans and registered investment advisors hired by the plans are solely responsible for any losses suffered by the funds, and seeking, among other things, indemnification and contribution.

               On May 2, 1997, three additional former Bear Stearns brokerage customers commenced an NASD arbitration case against the same Respondents, including Bear Stearns, alleging essentially the same claims, based upon essentially the same facts and circumstances and, once again, seeking damages including unspecified compensatory, punitive and treble damages (the "Alico proceeding"). One of the three Claimants in this second arbitration purports to assert claims as assignee of claims purportedly assigned to it by 17 other pension and benefits funds that formerly were brokerage customers of Bear Stearns.

               Bear Stearns denies all allegations of wrongdoing asserted against it in the Amalgamated and Alico arbitration proceedings, intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

               A.R. Baron & Company, Inc. The following matters arise out of Bear Stearns' role as clearing broker for A.R. Baron & Company, Inc. ("Baron") from July 20, 1995 through June 28, 1996.

               (i) John Berwecky, et al. v. Bear Stearns & Co. Inc., et al./Jack Perry v. Bear Stearns & Co., Inc., et al. On July 21 and August 22, 1997, shareholders of companies whose securities were underwritten by, or that otherwise had some relationship with Baron (these securities are referred to below as "Baron securities") commenced two actions in the United States District Court for the Southern District of New York against Bear Stearns, Bear Stearns Securities Corp. and a managing director of Bear Stearns (collectively "Bear Stearns").

               The complaints allege, among other things, that Bear Stearns and Baron engaged in a scheme to manipulate the market for and to inflate the prices of the Baron securities. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs purport to represent a class of all persons who acquired Baron securities from July 20, 1995 through June 28, 1996. Plaintiffs seek unspecified damages, attorneys fees and costs.

               Bear Stearns denies all allegations of wrongdoing asserted against it in these litigations, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

               (ii) Richard Schwarz v. Bear Stearns & Co. Inc., et al. On July 22, 1997, a customer of Baron commenced an action in the Supreme Court of the State of New York, New York County, against Bear, Stearns & Co. Inc. and Bear Stearns Securities Corp. (collectively "Bear Stearns").

               The complaint alleges, among other things, that Baron engaged in a scheme to manipulate the market for and to inflate the prices of Baron securities, and that Bear Stearns, as clearing broker, wrongfully permitted Baron to continue in business. Plaintiff alleges violations of the New York Consumer Protection Act, common law negligence and negligent misrepresentation. Plaintiff purports to represent a class of all persons who were customers of Baron from July 20, 1995 through July 3, 1996. Plaintiff seeks unspecified damages, attorneys fees and costs.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

               (iii) In connection with investigations concerning the A.R. Baron brokerage firm, Bear Stearns and Bear Stearns Securities Corp. have received formal and informal inquiries from various regulatory and governmental agencies. Bear Stearns is cooperating with these inquiries.

               In re Blech Securities Litigation. On October 24, 1994, a shareholder of certain biotechnology companies whose securities were underwritten by, or that otherwise had some relationship with, D. Blech & Co. ("Blech Securities"), commenced an action in the United States District Court for the Southern District of New York against D. Blech & Co., David Blech, certain money managers and investment advisors, and Bear Stearns, which had been a clearing broker for D. Blech & Co. from September 1993 through September 1994. On December 14, 1994, the action was consolidated with three related actions. On March 27, 1995, an Amended Consolidated Class Action Complaint was filed. On June 6, 1996, the court granted Bear Stearns' motion to dismiss all allegations in the First Amended Complaint asserted against Bear Stearns, and granted plaintiffs leave to replead. On July 26, 1996, a Second Amended Consolidated Class Action Complaint was filed.

               Plaintiffs' current pleading alleges, among other things, a scheme to manipulate the market for and to inflate the prices of Blech Securities, and alleges that Bear Stearns violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and committed common law fraud. Previously asserted and dismissed claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") are not re-asserted in plaintiffs' current pleading. On April 2, 1997, the court dismissed plaintiff's Section 20(a) allegations. Plaintiffs purport to represent a class consisting of persons who purchased Blech Securities from July 1, 1991 through September 21, 1994, in a public offering or in the public market.
Plaintiffs seek unspecified damages.

               On May 16, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

               Spencer C. Busby, et al. v. Donna Karan International, Inc., et al./Salvatore Portannese, et al. v. Donna Karan International, Inc., et al. Beginning on June 19, 1997, two actions were commenced in the United States District Court for the Eastern District of New York involving an initial public offering on June 28, 1996 of 10,750,000 shares of common stock of Donna Karan International, Inc. at a price of $24 per share. The defendants in these cases are Donna Karan International, Inc., certain directors and officers of Donna Karan, and the underwriters of the offering, Morgan Stanley & Co., Bear Stearns, Merrill Lynch & Co. and Smith Barney Inc. (the "Underwriter Defendants").

               Plaintiffs allege, among other things, that defendants made false and misleading statements in the prospectus and registration statement utilized in the offering concerning Donna Karan's prospects for growth, inability to implement expansion plans, and risks affecting Donna Karan's business expansion plans. Plaintiffs allege violations by all defendants, including the Underwriter Defendants of Sections 11 and 12(a)(2) of the Securities Act of 1933. Other defendants are alleged to have violated Section 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. With respect to the claims asserted against the Underwriter-Defendants, including Bear Stearns, plaintiffs purport to represent a class consisting of all persons who purchased Donna Karan common stock during the period June 28, 1996 through May 7, 1997 pursuant or traceable to the registration statement and prospectus issued in connection with the offering. Plaintiffs seek damages in an unspecified amount, interest, rescissory relief, and attorneys' fees and expenses.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               Gregory P. Christofferson, et al. v. Bear Stearns & Co., Inc., et al. On May 3, 1995, plaintiffs commenced an action in the Superior Court of the State of California in and for the County of Los Angeles against Bear Stearns and three Bear Stearns officers. The case involves an approach by plaintiffs to Bear Stearns in 1993, seeking Bear Stearns' participation as an investment partner or investment banker in acquiring a commercial real estate property portfolio. Plaintiffs allege that Bear Stearns reviewed plaintiffs' written portfolio evaluation materials and met with plaintiffs, and later advised plaintiffs that Bear Stearns was not interested in pursuing the proposed transaction. Bear Stearns subsequently represented the United States Postal Service in an attempt by the United States Postal Service to acquire this portfolio. Plaintiffs and the United States Postal Service, the latter advised by Bear Stearns, ultimately negotiated a joint bid, which resulted in each group acquiring a portion of the portfolio.

               Plaintiffs current complaint alleges, among other things, fraud, intentional interference with prospective economic advantage, misappropriation of trade secrets and breach of implied and oral contract. Plaintiffs seeks damages in excess of $25 million, plus punitive damages, attorneys' fees and interest.

               On March 26, 1996, Bear Stearns filed an answer denying liability and assenting affirmation defenses. On March 3, 1997, Bear Stearns filed a cross-complaint, alleging, among other things, that plaintiffs engaged in unfair competition by threatening to sue and suing Bear Stearns and others to prevent competition, and alleging that, if defendants are found to have breached a contract with plaintiffs, the contract was induced by fraud and thus voidable.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               County of Orange v. Bear Stearns & Co., Inc., et al. On December 5, 1996, the County of Orange, California ("Orange County") and John Moorlach, the County's Treasurer-Tax Collector, commenced an adversary proceeding in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") against twenty-six defendants, including Bear Stearns and Bear, Stearns Securities Corp. (collectively, "Bear Stearns"). The action arises in connection with a bankruptcy petition the County filed in the Bankruptcy Court on December 6, 1994. On May 17, 1996, the Bankruptcy Court confirmed a plan pursuant to which the County emerged from bankruptcy.

               With respect to Bear Stearns the complaint alleges, among other things, that certain securities transactions entered into between Orange County (through its former Treasurer-Tax Collector, Robert Citron) and Bear Stearns entitle Orange County to relief under Sections 502 and 510 of the Bankruptcy Code, violated the Constitution and laws of California and are null and void, and that Bear Stearns committed negligence by failing to inform the County that the transactions were unsuitable and failing to obtain the informed consent of Orange County's Board of Supervisors for these securities transactions. The County seeks damages in an unspecified amount, declaratory relief and an order disallowing any claims asserted against Orange County in its bankruptcy case by Bear Stearns.

               The parties in this action have entered into a stipulation staying the proceeding pending the completion of other litigation, not involving Bear Stearns.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               In re Daisy Systems Corporation, Debtor. On May 30, 1991, a Trustee for Daisy Systems Corporation ("Daisy"), a debtor in bankruptcy, and Daisy/Cadnetix, Inc. ("DCI") filed a complaint in the United States District Court, Northern District of California, on behalf of Daisy and DCI against Bear Stearns and six former directors of Cadnetix, Inc. ("Cadnetix") and/or a Cadnetix subsidiary. The litigation arises out of Daisy's retention of Bear Stearns in 1988 to provide investment banking services to Daisy with respect to a potential merger of Daisy with Cadnetix. On March 20, 1992, a First Amended Complaint was filed. On July 24, 1992, a Second Amended Complaint was filed.

               The Second Amended Complaint alleges, among other things, that Bear Stearns was negligent in performing its due diligence with respect to the merger, and in advising Daisy that it was "highly confident" that financing could be obtained to fund the merger. The Trustee alleges that Bear Stearns breached fiduciary duties to Daisy, committed professional malpractice in its efforts on Daisy's behalf, and made negligent representations upon which Daisy relied, breached a covenant of good faith and fair dealing implied in its contracts with Daisy, and should have its unsecured claim in the Daisy bankruptcy proceeding equitably subro- gated to the claims of all other claimants in the bankruptcy. The Trustee seeks monetary damages and exemplary damages in an unspecified amount, as well as costs and expenses.

               On May 13, 1993, Bear Stearns answered the Complaint, denying liability and asserting affirmative defenses.

               On February 3, 1993, the court dismissed plaintiffs' breach of fiduciary duty and equitable subrogation claims. On August 12, 1994, the court granted summary judgment dismissing all remaining claims against Bear Stearns, and denying a motion by the Trustee to file a Third Amended Complaint.

               On September 24, 1996, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the negligent misrepresentation claim, reinstated the Trustee's negligence claim and reversed the denial of the motion for leave to amend the breach of fiduciary duty claim, and remanded the case to the district court for further proceedings.

               On August 15, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses. The district court has set a trial date of April 6, 1998.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               Del Rosario, et al. v. Bear Stearns & Co., Inc., et al. On March 7, 1997, three former Bear Stearns brokerage customers commenced an NASD arbitration proceeding against Bear Stearns, a former Bear Stearns account executive and Smith Barney, Inc.

               The claimants allege, among other things, unauthorized wire transfers and unauthorized and unsuitable trading in their accounts. The claimants assert claims based upon fraud, churning, breach of the fiduciary duty of care and good faith, negligence, breach of contract, failure to supervise the claimants' accounts and conspiracy. The claimants seek damages in an unspecified amount, but at least $20 million plus punitive damages.

               On June 27, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses, and moved to dismiss certain damage claims.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this arbitration proceeding, intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

               Bernard H. Glatzer v. Bear, Stearns & Co., Inc. On May 11, 1993, Bernard H. Glatzer commenced an action in the District Court of Harris County, Texas. On October 11, 1993, the case was removed to the United States District Court for the Southern District of Texas, and on January 23, 1995 the case was transferred to the United States District Court for the Southern District of New York. Plaintiff alleges that he devised and presented "a novel, elegant, original and unique business plan" for financing independent oil and gas production by independent oil and gas companies and presented this plan to Bear Stearns on a confidential basis, and that Bear Stearns utilized plaintiff's business plan as part of services provided by the Company to another corporate entity.

               Plaintiff's current pleading alleges, among other things, theft and misuse of trade secrets, misappropriation, breach of fiduciary duty, tortious interference with contractual opportunity, prospective business relationship, business opportunity, contractual advantage and/or contractual relations, unjust enrichment, quantum meruit/quasi-contract, fraud and conspiracy. Plaintiff seeks damages in the amount of $200 million, as well as exemplary or punitive damages, and attorneys' fees and expenses.

               On July 21, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund. On April 7, 1994, Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds"), three investment funds managed by Askin Capital Management L.P. ("ACM") and David J. Askin ("Askin"), commenced a bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of New York after suffering losses in mortgage-backed securities and related instruments. Five actions involving Bear Stearns relating to the Funds are pending. Four of these actions involve allegations that, among other things, Bear Stearns, Kidder, Peabody & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Dealer Defendants") misrepresented, and/or encouraged ACM to purchase, certain securities despite the alleged inappropriateness of those securities for the investment funds ACM was managing, that the Dealer Defendants allegedly provided inflated performance marks, that the Dealer Defendants allegedly provided excessive financing to the Funds, and that the Dealer Defendants otherwise departed from the standards of ordinary care. The fifth of these actions also involves allegations that Bear Stearns, among other things, made improper margin calls and wrongfully liquidated the Funds' positions after the Funds defaulted on their obligations.

               (i) Primavera Familienstiftung v. David J. Askin, et al. On September 20, 1995, Primavera Familienstiftung, a purported investor in Granite Corporation, amended its complaint in a previously commenced action in the United States District Court for the Northern District of California to include claims against the Dealer Defendants. On October 18, 1996, the action was transferred to the United States District Court for the Southern District of New York. On August 22, 1996 a motion to dismiss by the Dealer Defendants was granted, with leave to replead. On November 8, 1996, a third amended complaint was filed.

               Plaintiff's current pleading alleges, among other things, that the Dealer Defendants aided and abetted an alleged fraud by Askin and ACM (the "Askin Defendants"). Previously alleged and dismissed claims include allegations that the Dealer Defendants violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act, committed common law fraud, aided and abetted a breach of fiduciary duty by the Askin Defendants, committed breach of contract and violated Uniform Commercial Code provisions. Plaintiff purports to represent a class consisting of all investors who purchased interests in the Funds between January 26, 1993 and April 7, 1994. Plaintiff seeks compensatory and punitive damages in unspecified amounts (the named plaintiff allegedly invested $1 million in the Funds), together with the costs and expenses of the action.

               On June 9, 1997, this litigation was consolidated with the ABF Capital action (described below) for pre-trial purposes.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               (ii) ABF Capital Management, et al. v. Askin Capital Management, L.P., et al. On March 27, 1996, certain other purported investors in the Funds filed a lawsuit in the Supreme Court of the State of New York, County of New York, against ACM and the Dealer Defendants. On April 24, 1996, the case was removed to the United States District Court for the Southern District of New York.

               Plaintiffs' current pleading alleges, among other things, that the Dealer Defendants aided and abetted an alleged fraud by ACM. Previously alleged and dismissed claims include allegations that the Dealer Defendants aided and abetted an alleged breach of fiduciary duty by ACM, were unjustly enriched and violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The suit seeks recovery of the amounts the plaintiffs paid for their interests in the Funds (alleged to be approximately $230 million), an unspecified amount of allegedly unjust enrichment, treble damages, punitive damages of not less than $1 billion from each defendant, plus interest, costs, attorneys fees and other unspecified damages.

               On June 9, 1997, this action was consolidated with the Primavera action (described above) for pretrial purposes.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               (iii) Montpellier Resources, Ltd., et al. v. Bear Stearns, et al. On March 14, 1997, three purported investors in the Funds commenced an action against ACM and the Dealer Defendants in the United States District Court for the Southern District of New York. On June 2, 1997, the complaint was amended to add sixteen additional plaintiffs.

               Plaintiffs' allegations are substantially similar to those in the ABF Capital action (as modified by the Court's ruling on the Dealer Defendants' motion to dismiss in that action). Plaintiffs purport to represent a class consisting of all investors who purchased interests in the Funds between January 1, 1991 and April 7, 1994. Plaintiffs seek recovery of their investments (alleged to have been approximately $34 million for the named plaintiffs), punitive damages of not less than $1 billion from each defendant, plus interest, costs, attor- neys' fees and other unspecified damages.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               (iv) Richard Johnston, et al. v. Askin Capital Management, L.P., et al. On June 9, 1997, three purported investors in the Funds commenced an action in the United States District Court for the Southern District of New York against ACM and the Dealer Defendants. Plaintiffs' allegations are substantially similar to those in the ABF Capital action (as modified by the Court's ruling on the Dealer Defendants' motion to dismiss in that action). Plaintiffs seek recovery of their investments (alleged to have been approximately $6 million), punitive damages alleged to be no less than $100 million from each defendant, plus interest, costs, attorneys' fees and other unspecified damages.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               (v) Granite Partners, L.P., et al. v. Bear, Stearns & Co. Inc., et al. On September 12, 1996, a Trustee appointed by the Bankruptcy Court filed an adversary proceeding on behalf of the Funds against Bear Stearns and Bear Stearns Capital Markets in the United States Bankruptcy Court for the Southern District of New York.

               On December 2, 1996, the reference of this case to the Bankruptcy Court was withdrawn, and the case now is pending in the United States District Court for the Southern District of New York. On March

3, 1997, the Bankruptcy Court ordered that control of the litigation be transferred from the Trustee to a Litigation Advisory Board (the "LAB") consisting of seven members, including five purported investors in the Funds. On August 4, 1997, LAB filed an amended complaint against Bear Stearns, Bear Stearns Capital Markets, a Senior Managing Director of Bear Stearns, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), a senior vice president of DLJ, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

               The amended complaint alleges, among other things, that one or more of the defendants induced and participated in breaches of fiduciary duty by Askin and ACM, tortiously interfered with contracts between the Funds and ACM, accepted payment for trades they knew ACM was not authorized to execute, breached their contracts with and duty to the Funds through improper margin calls and liquidations, and in other ways converted the Funds' property, violated the Sherman Act and the Donnelly Act in connection with allegedly collusive liquidations, improperly destroyed tape recordings, tortiously interfered the contracts between the Funds and other dealers, committed common law fraud, negligent misrepresentation and innocent misrepresentation, breached warranties and unjustly enriched themselves. The suit now seeks, among other things, actual and punitive damages in unspecified amounts (there is alleged to have been approximately $400 million in equity invested in the Funds prior to liquidation), rescission of the purchase prices paid by the Funds for certain securities, treble damages for the antitrust claims, restitution for certain profits and compensation made by the defendants in connection with the Funds, plus interest, costs, attorneys fees and other damages.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               Henryk de Kwiatkowski v. Bear Stearns & Co., Inc. et al. On June 25, 1996, a Complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns, Bear Stearns Securities Corp., Bear Stearns Forex, Inc. and a registered representative. On November 4, 1996, an Amended Complaint was filed.

               Plaintiff's current pleading alleges, among other things, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, negligence and violations of the Commodity Exchange Act. Plaintiff seeks to recover at least $300 million in losses and at least $100 million in punitive damages.

               On August 28, 1997, the district court dismissed plaintiff's breach of contract, fraud and negligent misrepresentation claims, and all but one of plaintiff's Commodity Exchange Act claims. The court did not dismiss claims for breach of fiduciary duty, negligence and violation of Section 40 of the Commodity Exchange Act.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               In re Lady Luck Gaming Corporation Securities Litigation. Beginning in March 1995, a series of actions were commenced in the United States District Court for the District of Nevada involving an initial public offering ("IPO") of 4,500,000 shares of Lady Luck Corporation ("Lady Luck") on September 29, 1993. A Consolidated Class Action Complaint was filed on August 14, 1995, and a Second Amended Class Action Complaint was filed on October 31, 1996. The defendants are Bear Stearns, Oppenheimer & Co., Inc., Lady Luck and several directors and officers of Lady Luck. Bear Stearns and Oppenheimer are sued in their capacity as co-lead underwriters of the IPO.

               Plaintiffs' current pleading alleges, among other things, that the prospectus issued in connection with the IPO contained certain false or misleading statements concerning Lady Luck and the casino- gaming industry as a whole. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder against Bear Stearns and Oppenheimer. Plaintiffs purport to represent a class consisting of all persons who purchased shares of Lady

Luck from September 29, 1993 to October 11, 1994. Plaintiffs seek unspecified compensatory damages and any appropriate equitable relief.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               NASDAQ Antitrust Litigation. On December 16, 1994, a class action complaint consolidating a series of previously filed actions was filed in the United States District Court for the Southern District of New York. On August 22, 1995, plaintiffs filed a complaint entitled "refiled consolidated complaint," which was further amended on July 21, 1997, in a complaint entitled "amended refiled consolidated complaint." As amended, the complaint alleges that over 30 market-makers, including Bear Stearns, engaged in a conspiracy with respect to the "spread" between bid prices in so-called "odd-eighths". The complaint alleges violations of antitrust laws and seeks damages in an unspecified amount, treble damages, and declaratory and injunctive relief. On November 27, 1996, the court certified a class consisting of certain persons who purchased or sold certain securities on NASDAQ during specified time periods for each security during the period from May 1, 1989 to May 27, 1994. On June 30 and August 27, 1997, plaintiffs filed motions seeking court approval of settlements totaling nearly $100 million entered into by plaintiffs and three of the defendants in this action. The settling defendants do not include Bear Stearns.

               Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

               On July 17, 1996, the Antitrust Division of the United States Department of Justice filed a civil antitrust complaint in the United States District Court for the Southern District of New York against 24 firms that make markets in NASDAQ securities, including Bear Stearns. The complaint alleges, among other things, that these market maker defendants violated Section 1 of the Sherman Act through a "common understanding" to follow a "quoting convention" that the complaint asserts had inflated the "inside spread" (the difference between the best quoted buying price and the best quoted selling price on NASDAQ) in certain NASDAQ stocks. This allegedly resulted in investors having to pay higher transaction costs for buying and selling stocks than they otherwise would have paid. At the same time the complaint was filed, a proposed settlement of the action was announced, pursuant to which the defendants in the action, while admitting none of the charges, agreed not to engage in certain conduct. The settlement provides, among other things, for the monitoring and tape-recording by each of the defendants of not less than 3.5 percent, or a maximum of 70 hours per week, of telephone conversations by its over-the-counter desk traders, the provision to the Department of Justice of any taped conversation that may violate the terms of the settlement, and for Department of Justice representatives to have access, unannounced in advance, during regular business hours, for the purpose of monitoring trader conversations as the conversations occur.

               On April 23, 1997, the district court approved the proposed settlement.

               On May 20, 1997, the plaintiffs in the class action filed in connection with the NASDAQ Antitrust Litigation, who previously had intervened in the civil antitrust action filed by the Antitrust Division of the United States Department of Justice in order to object to the settlement of that action, filed an appeal of the district court's approval of the settlement. On May 21, 1997, the district court granted a stay, pending the outcome of the appeal, of the portion of the district court's order approving the settlement that provided for the tape recording of telephone conversations by defendants' over-the-counter desk traders.

               Parvus Co. Ltd. v. Bear Stearns & Co., Inc., et al. In March 1997, a former Bear Stearns account holder commenced an NASD arbitration proceeding against Bear Stearns and a former Bear Stearns account executive.

               The claimant alleges, among other things, unauthorized wire transfers from its account. The claimant alleges claims based upon breach of the fiduciary duty of care and good faith, negligence, violation of NASD Rules, SEC Rules and New York Stock Exchange Rules, breach of contract and failure to supervise.
The claimant seeks damages in an unspecified amount, but at least $15 million.

               On June 13, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information as of September 15, 1997 concerning executive officers of the Company as of July 1, 1997.

                                        AGE AS OF
                                      SEPTEMBER 15,
NAME                                      1997     PRINCIPAL OCCUPATION AND DIRECTORSHIPS HELD
----                                     ------    -------------------------------------------
Alan C. Greenberg.....................     70      Chairman of the Board of the Company and Bear
                                                     Stearns and Chairman of the Executive
                                                     Committee of the Company's Board of Directors
                                                     (the "Executive Committee")
James E. Cayne........................     63      President and Chief Executive Officer of the
                                                     Company and Bear Stearns, member of the
                                                     Executive Committee and Chairman of the
                                                     Management and Compensation Committee of the
                                                     Company's Board of Directors (the "Management
                                                     and Compensation Committee")
Mark E. Lehman........................     46      Executive Vice President of the Company and Bear
                                                     Stearns and member of the Executive Committee
Alan D. Schwartz......................     47      Executive Vice President of the Company and Bear
                                                     Stearns and member of the Executive Committee
                                                     and the Management and Compensation
                                                     Committee; Director, DAKA International,Inc.
Warren J. Spector.....................     39      Executive Vice President of the Company and Bear
                                                     Stearns and member of the Executive Committee
                                                     and the Management and Compensation
                                                     Committee
William J. Montgoris..................     50      Chief Operating Officer of the Company and Bear
                                                     Stearns and member of the Management and
                                                     Compensation Committee; Member of the
                                                     Board of Trustees of St. John's University
Samuel L. Molinaro Jr.................     39      Senior Vice President - Finance and Chief
                                                     Financial Officer of the Company


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

        Mr. Montgoris has been Chief Operating Officer of the Company and Bear Stearns since August 1993. From April 1987 until October 1996, Mr. Montgoris was also Chief Financial Officer of the Company.

        Mr. Molinaro has been Chief Financial Officer of the Company since October 1996. Prior thereto, Mr. Molinaro was the Senior Vice President-Finance of the Company and Bear Stearns, and a Senior Managing Director of Bear Stearns from September 1993. Mr. Molinaro served as Assistant Controller of Bear Stearns and was a Managing Director of Bear Stearns prior to September 1993.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required to be furnished pursuant to this item is set forth under the caption "Risk Management" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1997 Annual Meeting of Stockholders to be held on October 27, 1997, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (A)  LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
             EXHIBITS:

        FINANCIAL STATEMENTS:

        The financial statements required to be filed hereunder are listed on page F-1 hereof.

        FINANCIAL STATEMENT SCHEDULES:

        The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

EXHIBITS:

(3)(a)(1) Restated Certificate of Incorporation of the registrant, filed September 11, 1985 (incorporated by reference to Exhibit No.
              (4)(a)(1) to the registrant's registration statement on Form S-8 (File No.
              33-49979)).

(3)(a)(2) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(2) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(3) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(3) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(4) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incorporation of the registrant, filed February 14, 1986 (incorporated by reference to Exhibit No.
              (4)(a)(4) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(5) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed September 18, 1986 (incorporated by reference to Exhibit No. (4)(a)(5) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(6) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed February 19, 1987 (incorporated by reference to Exhibit No. (4)(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(7) Certificate of Correction to the Restated Certificate of Incorporation of the registrant, filed February 25, 1987 (incorporated by reference to Exhibit No. (4)(a)(7) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(8) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incorporation of the registrant, filed October 27, 1988 (incorporated by reference to Exhibit No.
              (4)(a)(8) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(9) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed November 6, 1989 (incorporated by reference to Exhibit No. (4)(a)(9) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(10) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed November 7, 1990 (incorporated by reference to Exhibit No. (4)(a)(10) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

EXHIBITS:


(3)(a)(11) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed November 10, 1992 (incorporated by reference to Exhibit No. (4)(a)(11) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(12) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed March 23, 1993 (incorporated by reference to Exhibit No. (4)(a)(12) to the registrant's registration statement on Form S-8 (File No. 33-49979)).


(3)(a)(13) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed July 22, 1993 (incorporated by reference to Exhibit No. (4)(a)(13) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

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

(10)(a)(1) Employee Convertible Debenture Purchase Plan (incorporated by reference to Exhibit A to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on September 21, 1987).*

(10)(a)(2) 1989 Deferred Compensation Plan for Executive Officers (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 29, 1990).*

(10)(a)(3) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit 10(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(4) Amendment to the Management Compensation Plan, adopted September 10, 1996 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

EXHIBITS:


(10)(a)(5) Amendment to the Management Compensation Plan, adopted September 18, 1997, subject to approval of Stockholders at the 1997 Annual Meeting.*

(10)(a)(6) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of January 22, 1997 (the "CAP Plan") (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31. 1996, certain provisions of which are subject to approval of Stockholders at the 1997 Annual Meeting).*

(10)(a)(7) Amendment to the CAP Plan, adopted September 10, 1997 subject to the approval of Stockholders at the 1997 Annual Meeting.*

(10)(a)(8) Performance Compensation Plan, adopted September 10, 1996 (filed as Exhibit A to the registrant's proxy statement furnished to Stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders to be held on October 28, 1996).*

(10)(a)(9) Amendment to the Performance Compensation Plan, adopted September 10, 1997, subject to approval of stockholders at the 1997 Annual Meeting.*

(10)(a)(10) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to
              Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(11) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One Metrotech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

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

(13) 1997 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)          Subsidiaries of the registrant.

EXHIBITS:


(23)          Consent of Deloitte & Touche LLP.

(27)          Financial Data Schedule.

---------------------------------
* Executive Compensation Plans and Arrangements

        (B) REPORTS ON FORM 8-K.

               The Company filed the following Current Report on Form 8-K during the last quarter of the period covering this report:

               A Current Report on Form 8-K dated April 16, 1997, pertaining to the registrant's results of operations for the three months and nine months ended March 27, 1997 and to the declaration of dividends.

               A Current Report on Form 8-K dated May 16, 1997 pertaining to a tax opinion in connection with the issuance of S&P Linked Notes.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September, 1997.

                                           THE BEAR STEARNS COMPANIES INC.
                                           (Registrant)

                                           By: /s/ William J. Montgoris
                                              ------------------------------
                                               William J. Montgoris
                                               Chief Operating Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of September, 1997.

           NAME                                             TITLE
           ----                                             -----
  /s/ Alan C. Greenberg                      Chairman of the Board; Director
----------------------------------
    Alan C. Greenberg


  /s/ James E. Cayne                         President and Chief Executive Officer (Principal
----------------------------------           Executive Officer); Director
     James E. Cayne


  /s/ William J. Montgoris                   Chief Operating Officer; Director
----------------------------------
  William J. Montgoris


  /s/ Mark E. Lehman                         Executive Vice President; Director
----------------------------------
     Mark E. Lehman


  /s/ Alan D. Schwartz                       Executive Vice President; Director
----------------------------------
    Alan D. Schwartz


  /s/ Warren J. Spector                      Executive Vice President; Director
----------------------------------
    Warren J. Spector


                                             Treasurer; Director
----------------------------------
     Michael Minikes


  /s/ E. Garrett Bewkes III                  Director
----------------------------------
  E. Garrett Bewkes III



  /s/ Denis A. Bovin                         Director
----------------------------------
     Denis A. Bovin


  /s/ Peter D. Cherasia                      Director
----------------------------------
    Peter D. Cherasia


  /s/ Ralph R. Cioffi                        Director
----------------------------------
     Ralph R. Cioffi


  /s/ Barry J. Cohen                         Director
----------------------------------
     Barry J. Cohen


                                             Director
----------------------------------
  Wendy L. de Monchaux


                                             Director
----------------------------------
    Bruce E. Geismar



  /s/ Carl D. Glickman                       Director
----------------------------------
    Carl D. Glickman


                                             Director
----------------------------------
     Thomas R. Green


                                             Director
----------------------------------
  Donald J. Harrington


                                             Director
----------------------------------
    Richard Harriton


                                             Director
----------------------------------
    Daniel L. Keating



  /s/ David A. Liebowitz                     Director
----------------------------------
   David A. Liebowitz


                                             Director
----------------------------------
     Bruce M. Lisman


                                             Director
----------------------------------
    Roland N. Livney



  /s/ Donald R. Mullen Jr.                   Director
----------------------------------
  Donald R. Mullen Jr.


                                             Director
----------------------------------
    Frank T. Nickell


                                             Director
----------------------------------
   Craig M. Overlander



  /s/ Stephen E. Raphael                     Director
----------------------------------
   Stephen E. Raphael



  /s/ E. John Rosenwald Jr.                  Vice Chairman of the Board; Director
----------------------------------
  E. John Rosenwald Jr.


                                             Director
----------------------------------
     Lewis A. Sachs



  /s/ Richard Sachs                          Director
----------------------------------
  Richard Sachs



  /s/ Frederic V. Salerno                    Director
----------------------------------
   Frederic V. Salerno


                                             Director
----------------------------------
    David M. Solomon



  /s/ Robert M. Steinberg                    Director
----------------------------------
   Robert M. Steinberg



                                             Vice Chairman of the Board; Director
----------------------------------
   Michael L. Tarnopol



  /s/ Vincent Tese                           Director
----------------------------------
      Vincent Tese



  /s/ Michael J. Urfirer                     Director
----------------------------------
   Michael J. Urfirer


                                             Director
----------------------------------
       Fred Wilpon



                                             Director
----------------------------------
       Uzi Zucker




  /s/ Michael J. Abatemarco                  Controller
----------------------------------
  Michael J. Abatemarco


  /s/ Samuel L. Molinaro Jr.                 Senior Vice President-Finance and Chief Financial
----------------------------------           Officer (Principal Accounting Officer and Principal
 Samuel L. Molinaro Jr.                      Financial Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS 14 (A) (1) AND 14 (A) (2)

FINANCIAL STATEMENTS                                              PAGE REFERENCE
                                                                                    ANNUAL
                                                                   FORM 10-K       REPORT *
Independent Auditors' Report                                                          68

THE BEAR STEARNS COMPANIES INC.

(i)      Consolidated Statements of Income-
          fiscal years ended June 30, 1997, 1996 and 1995                             48

(ii)     Consolidated Statements of Financial Condition at
          June 30, 1997 and 1996                                                      49

(iii)    Consolidated Statements of Changes in  Stockholders' Equity -
          fiscal years ended June 30, 1995, 1996 and 1997                            50-51

(iv)     Consolidated Statements of Cash Flows-
          fiscal years ended June 30, 1997, 1996 and 1995                             52

(v)      Notes to Consolidated Financial Statements                                  53-67


FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                 F-2

I        Condensed financial information of registrant             F-3 - F-6

II       Valuation and qualifying accounts                            F-7


 * Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

         All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

DELOITTE &
TOUCHE LLP

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:


We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and Subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated September 2, 1997; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Bear Stearns Companies Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
September 2, 1997

                                                                    SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                    Fiscal Year    Fiscal Year    Fiscal Year
                                                       Ended          Ended           Ended
                                                    June 30, 1997  June 30, 1996 June 30, 1995
                                                     -----------    ----------     ----------
Revenues
  Interest
    Coupon..................................        $       744    $      -      $    8,397
    Intercompany............................            979,757       869,127       711,701
  Other.....................................             82,682        59,811        52,444
                                                    -----------    ----------    ----------

                                                      1,063,183       928,938       772,542
                                                    -----------    ----------    ----------

Expenses
  Interest..................................          1,039,461       876,536       743,730
  Other.....................................             86,844        66,502        51,788
                                                    -----------    ----------    ----------

                                                      1,126,305       943,038       795,518
                                                    -----------    ----------    ----------

Loss before benefit from provision
for income taxes and equity in earnings
of subsidiaries.............................           (63,122)      (14,100)      (22,976)
Benefit from provision for income taxes.....           (23,206)         5,689         2,427
                                                    -----------    ----------    ----------

Loss before equity in earnings of
subsidiaries................................           (39,916)      (19,789)      (25,403)
Equity in earnings of subsidiaries..........            653,246       510,427       266,014
                                                    -----------    ----------    ----------

Net income..................................        $   613,330    $  490,638    $  240,611
                                                    ===========    ==========    ==========

                  See Notes to Condensed Financial Information.

                                                                     SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  June 30, 1997  June 30, 1996
                                                                  -------------  -------------
  ASSETS
Cash ..........................................................   $         79   $      2,783
Receivables from subsidiaries..................................     21,365,235     15,306,820
Investment in subsidiaries, at equity..........................      3,636,514      2,958,437
Property, equipment and leasehold improvements, net of
accumulated depreciation and amortization of $375,021
in 1997 and $274,319 in 1996...................................        311,405        263,916
Other assets...................................................        922,459        372,055
                                                                  ------------   ------------

        Total Assets...........................................   $ 26,235,692   $ 18,904,011
                                                                  ============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings..........................................   $ 13,496,206   $  9,531,203
Payables to subsidiaries.......................................         48,919         24,355
Other liabilities..............................................        904,026        368,556
                                                                  ------------   ------------

                                                                    14,449,151      9,924,114
                                                                  ------------   ------------

Long-term borrowings...........................................      8,120,328      6,043,614
                                                                  ------------   ------------

Long-term borrowings from subsidiaries.........................        389,842        190,869
                                                                  ------------   ------------

  STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 10,000,000 shares authorized:
   Adjustable Rate Cumulative Preferred Stock, Series A; $50
   liquidation preference; 3,000,000 shares issued.............        150,000        150,000
   Cumulative Preferred Stock, Series B; $200 liquidation
   preference; 937,500 shares issued and outstanding...........        187,500        187,500
   Cumulative Preferred Stock, Series C; $200 liquidation
   preference;  500,000 shares issued and outstanding..........        100,000        100,000
Common stock, $1.00 par value; 200,000,000 shares authorized;
   167,784,941 shares and 159,803,764 shares issued in 1997
   and 1996, respectively......................................
Paid-in capital................................................        167,785        159,804
Retained earnings..............................................      1,874,016      1,696,217
Capital Accumulation Plan......................................      1,031,736        694,108
Treasury stock, at cost -                                              655,007        471,191
   Adjustable Rate Cumulative Preferred Stock, Series A;
     2,520,750 shares and 2,341,350 shares in 1997 and
     1996, respectively........................................      (103,421)       (95,389)
   Common stock; 50,191,531 shares and 41,664,729 shares
     in 1997 and 1996, respectively............................      (772,551)      (598,217)
Note receivable from ESOP Trust................................       (13,701)       (19,800)
                                                                  ------------   ------------

Total Stockholders' Equity.....................................      3,276,371      2,745,414
                                                                  ------------   ------------

Total Liabilities and Stockholders' Equity.....................   $ 26,235,692  $  18,904,011
                                                                  ============   ============

                  See Notes to Condensed Financial Information.

                                                                     SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    Fiscal Year   Fiscal Year   Fiscal Year
                                                       Ended         Ended         Ended
                                                    June 30, 1997 June 30, 1996 June 30, 1995
                                                    -----------   -----------   -----------
Cash flows from operating activities:
Net income.......................................     $ 613,330    $  490,638    $  240,611
Adjustments to reconcile net income to cash
  used in operating activities:
    Equity in earnings of subsidiaries, net
    of dividends received........................     (279,147)     (300,043)     (193,724)
    Other........................................        84,658        66,081        65,118
(Increases) decreases in assets:
    Receivables from subsidiaries................   (6,058,415)   (3,187,678)   (1,313,631)
    Investments in subsidiaries, net.............     (398,930)     (236,437)        10,025
    Other assets.................................     (513,631)        1,490       (18,744)
Increases (decreases) in liabilities:
    Payables to subsidiaries.....................        24,564       (6,383)         (477)
    Other liabilities............................       542,957       174,542        48,042
                                                    -----------   -----------   -----------

Cash used in operating activities................   (5,984,614)   (2,997,790)   (1,162,780)
                                                    -----------   -----------   -----------

Cash flows from financing activities:


Net proceeds from short-term borrowings..........     3,965,003     1,306,746       648,360
Issuance of long-term borrowings.................     3,129,439     2,654,134     1,040,090
Increase in long-term borrowings
  from subsidiaries..............................       198,973            --            --
Capital Accumulation Plan........................       196,114       181,702        87,560
Common Stock distributions.......................         4,006         6,497        18,088
Note repayment from ESOP Trust...................         6,099         5,647         5,229
Payments for:
    Retirement of Senior Notes...................   (1,062,844)     (674,000)     (400,300)
    Treasury stock purchases.....................     (202,296)     (191,474)      (70,373)
Cash dividends paid..............................      (93,784)      (95,001)      (92,642)
                                                    -----------   -----------   -----------

Cash provided by financing activities............     6,140,710     3,194,251     1,236,012
                                                    -----------   -----------   -----------

Cash flows from investing activities:
Purchases of property, equipment and leasehold
improvements.....................................     (124,590)      (77,510)      (81,282)
Purchases of investment securities and
  other assets...................................      (46,706)     (118,938)            -
Proceeds from sale of investment securities
  and other......................................        12,496           742         9,217
                                                    -----------   -----------   -----------

Cash used in investing activities................     (158,800)     (195,706)      (72,065)
                                                    -----------   -----------   -----------

Net (decrease) increase in cash..................       (2,704)           755         1,167
Cash, beginning of year..........................         2,783         2,028           861
                                                    -----------   -----------   -----------

Cash, end of year................................   $       79    $     2,783   $     2,028
                                                    ===========   ===========   ===========

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

2.      DIVIDENDS RECEIVED FROM SUBSIDIARIES

        The Company received from its consolidated subsidiaries cash dividends of $374.1 million, $210.4 million, and $72.2 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

3.      STATEMENT OF CASH FLOWS

        Income taxes paid (consolidated) totaled $478.4 million, $279.0 million, and $125.6 million in the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Cash payments for interest approximated interest expense for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

                                                                    SCHEDULE II


                         THE BEAR STEARNS COMPANIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    CHARGED TO
                                  BALANCE AT         COSTS AND                    BALANCE AT
    DESCRIPTION                EGINNING OF PERIOD    EXPENSES    DEDUCTIONS     END OF PERIOD
    -----------                ------------------    --------    ----------     -------------
Allowance for Doubtful Accounts:

  Year ended June 30, 1997...      $50,649           $ 4,916      $(4,166)         $51,399

  Year ended June 30, 1996...       54,175             4,892       (8,418)          50,649

  Year ended June 30, 1995...       42,053            16,479       (4,357)          54,175



                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.   DESCRIPTION
-----------   -----------

(3)(a)(1) Restated Certificate of Incorporation of the registrant, filed September 11, 1985 (incorporated by reference to Exhibit No.
              (4)(a)(1) to the registrant's registration statement on Form S-8 (File No.
              33-49979)).

(3)(a)(2) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(2) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(3) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(3) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(4) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incorporation of the registrant, filed February 14, 1986 (incorporated by reference to Exhibit No.
              (4)(a)(4) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(5) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed September 18, 1986 (incorporated by reference to Exhibit No. (4)(a)(5) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(6) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed February 19, 1987 (incorporated by reference to Exhibit No. (4)(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(7) Certificate of Correction to the Restated Certificate of Incorporation of the registrant, filed February 25, 1987 (incorporated by reference to Exhibit No. (4)(a)(7) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(8) Certificate of Change of Address of Registered Agent to the Restated Certificate of Incorporation of the registrant, filed October 27, 1988 (incorporated by reference to Exhibit No.
              (4)(a)(8) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(9) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed November 6, 1989 (incorporated by reference to Exhibit No. (4)(a)(9) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(10) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed November 7, 1990 (incorporated by reference to Exhibit No. (4)(a)(10) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(11) Certificate of Amendment to the Restated Certificate of Incorporation of the registrant, filed November 10, 1992 (incorporated by reference to Exhibit No. (4)(a)(11) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(12) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed March 23, 1993 (incorporated by reference to Exhibit No. (4)(a)(12) to the registrant's registration statement on Form S-8 (File No. 33-49979)).


(3)(a)(13) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed July 22, 1993 (incorporated by reference to Exhibit No. (4)(a)(13) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

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

(10)(a)(1) Employee Convertible Debenture Purchase Plan (incorporated by reference to Exhibit A to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on September 21, 1987).*

(10)(a)(2) 1989 Deferred Compensation Plan for Executive Officers (incorporated by reference to Exhibit B to the registrant's proxy statement furnished to stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders held on October 29, 1990).*

(10)(a)(3) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit 10(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(4) Amendment to the Management Compensation Plan, adopted September 10, 1996 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(5) Amendment to the Management Compensation Plan, adopted September 18, 1997, subject to approval of Stockholders at the 1997 Annual Meeting.*

(10)(a)(6) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of January 22, 1997 (the "CAP Plan") (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31. 1996, certain provisions of which are subject to approval of Stockholders at the 1997 Annual Meeting).*

(10)(a)(7) Amendment to the CAP Plan, adopted September 10, 1997 subject to the approval of Stockholders at the 1997 Annual Meeting.*

(10)(a)(8) Performance Compensation Plan, adopted September 10, 1996 (filed as Exhibit A to the registrant's proxy statement furnished to Stockholders in connection with the solicitation of proxies for the registrant's Annual Meeting of Stockholders to be held on October 28, 1996).*

(10)(a)(9) Amendment to the Performance Compensation Plan, adopted September 10, 1997, subject to approval of stockholders at the 1997 Annual Meeting.*

(10)(a)(10) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to
              Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(11) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One Metrotech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

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

(13) 1997 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)          Subsidiaries of the registrant.

(23)          Consent of Deloitte & Touche LLP.

(27)          Financial Data Schedule.

---------------------------------
* Executive Compensation Plans and Arrangements