Form 10-K/A
period 1997-06-30
BEAR STEARNS COMPANIES INC
filed 1997-10-07
CIK 777001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K/A

                               -----------------

                                 AMENDMENT NO. 1


[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 1997
                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________


                         Commission file number: 1-8989

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

================================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of The Bear Stearns Companies Inc. (the "Company") for the fiscal year ended
June 30, 1997 amends and restates in its entirety Item 3 of Part I.


                                     PART I

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

               (iii) In connection with investigations concerning the A.R. Baron brokerage firm and other correspondent firms, Bear Stearns and Bear Stearns Securities Corp. have received formal and informal inquiries from various regulatory and governmental agencies.


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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE BEAR STEARNS COMPANIES INC.
                             Registrant

                           By: /s/ Samuel L. Molinaro Jr.
                              ------------------------------------------
                              Samuel L. Molinaro Jr
                              Senior Vice President - Finance and
                              Chief Financial Officer


Dated:  October 7, 1997