Form 10-Q
period 1997-09-26
BEAR STEARNS COMPANIES INC
filed 1997-11-10
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q




[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the quarterly period ended September 26, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 1997, the latest practicable date, there were 117,682,798 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition at September 26, 1997 (Unaudited) and June 30, 1997

                  Consolidated   Statements  of  Income   (Unaudited)   for  the
                  three-month periods ended September 26, 1997 and September 27, 1996

                  Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended September 26, 1997 and September 27, 1996

                  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

         Signatures



                             THE BEAR STEARNS COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         Assets

                                                           September 26,      June 30,
                                                              1997              1997
                                                         ---------------  ----------------
                                                            (Unaudited)
                                                                    (In thousands)
Cash and cash equivalents                                $   1,037,501      $  1,249,132

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     federal regulations                                     1,777,598         1,448,814

Securities purchased under agreements
     to resell                                              34,872,745        28,340,599

Securities borrowed                                         43,428,158        40,711,280

Receivables:
     Customers                                               9,726,111         8,572,521
     Brokers, dealers and others                               979,340         1,227,947
     Interest and dividends                                    435,347           405,892

Financial instruments owned, at
     fair value                                             47,668,602        38,437,280

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization                             398,866           379,533

Other assets
                                                               626,312           660,537
                                                         ---------------  ----------------

Total  Assets                                             $140,950,580      $121,433,535
                                                         ===============  ================


See Notes to Consolidated Financial Statements.



                             THE BEAR STEARNS COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          Liabilities and Stockholders' Equity

                                                           September 26,      June 30,
                                                              1997              1997
                                                         ---------------  ----------------
                                                            (Unaudited)
                                                         (In thousands, except share data)

Short-term borrowings                                      $ 14,668,687      $ 14,416,671
Securities sold under agreements
     to repurchase                                           49,227,444        39,431,216
Payables:
     Customers                                               30,912,706        29,921,386
     Brokers, dealers and others                              3,194,473         2,808,359
     Interest and dividends                                     517,017           452,662
Financial instruments sold, but not
     yet purchased, at fair value                            27,463,069        20,784,796
Accrued employee compensation and benefits                      511,941           907,337
Other liabilities and accrued expenses                        1,181,190           964,409
                                                         ---------------  ----------------

                                                            127,676,527       109,686,836
                                                         ---------------  ----------------
Commitments and contingencies

Long-term borrowings                                          9,501,926         8,120,328
                                                         ---------------  ----------------

Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                                  200,000           200,000
Preferred stock issued by subsidiary                            150,000           150,000
                                                         ---------------  ----------------

Stockholders' Equity
     Preferred Stock                                            437,500           437,500
     Common Stock, $1.00 par value;
     200,000,000  shares authorized;  167,794,941
     shares issued at September 26, 1997 and June 30, 1997      167,785           167,785
     Paid-in capital                                          1,883,674         1,874,016
     Retained earnings                                        1,169,941         1,031,736
     Capital Accumulation Plan                                  651,370           655,007
     Treasury stock, at cost
        Adjustable Rate Cumulative  Preferred Stock,
        Series A - 2,520,750 shares at
        September 26, 1997 and June 30, 1997                   (103,421)         (103,421)
        Common Stock - 49,548,757  shares and 50,191,531
        shares at September 26,1997 and June 30, 1997,
        respectively                                           (771,020)         (772,551)
     Note receivable from ESOP Trust                            (13,701)          (13,701)
                                                         ---------------  ----------------
Total Stockholders' Equity                                    3,422,128         3,276,371
                                                         ---------------  ----------------

Total Liabilities and Stockholders' Equity                 $140,950,581      $121,433,535
                                                         ===============  ================

See Notes to Consolidated Financial Statements.


                             THE BEAR STEARNS COMPANIES INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                                                                 Three Months Ended
                                                         ---------------------------------
                                                           September 26,   September 27,
                                                              1997              1996
                                                         ---------------  ----------------
                                                         (In thousands, except share data)
Revenues
    Commissions                                              $  213,444        $  161,570
    Principal transactions                                      391,514           294,892
    Investment banking                                          219,328           108,694
    Interest and dividends                                      964,571           660,257
    Other income                                                 24,148            10,740
                                                         ---------------  ----------------
       Total Revenues                                         1,813,005         1,236,153
    Interest expense                                            816,915           547,469
                                                         ---------------  ----------------
    Revenues, net of interest expense                           996,090           688,684
                                                         ---------------  ----------------

Non-interest expenses
    Employee compensation and benefits                          499,197           344,372
    Floor brokerage, exchange
      and clearance fees                                         39,585            31,566
    Communications                                               28,133            24,556
    Occupancy                                                    23,546            21,346
    Depreciation and amortization                                26,017            19,968
    Advertising and market development                           15,954            14,756
    Data processing and equipment                                12,234             7,555
    Other expenses                                               84,286            46,048
                                                         ---------------  ----------------
       Total non-interest expense                               728,952           510,167
                                                         ---------------  ----------------

    Income before provision for
      income taxes                                              267,138           178,517
    Provision for income taxes                                  105,520            70,068
                                                         ---------------  ----------------

    Net income                                               $  161,618        $  108,449
                                                         ===============  ================

    Net income applicable to
      common shares                                             155,693           102,418
                                                         ===============  ================

    Earnings per share
                                                             $     1.11        $     0.72
                                                         ===============  ================

    Weighted average common and
      common equivalent shares
      outstanding                                           152,011,423       150,920,427
                                                         ===============  ================

    Cash dividends declared
      per common share                                      $      0.15        $     0.14
                                                         ===============  ================

 See Notes to Consolidated Financial Statements.



                                      THE BEAR STEARNS COMPANIES INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                                                  Three Months Ended
                                                                          ----------------------------------
                                                                             September 26,      September
                                                                                                   27,
                                                                                1997               1996
                                                                          ----------------    --------------
                                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $   161,618      $    108,449
Adjustments to reconcile net income to cash used in operating activities:
       Depreciation and amortization                                               26,017            19,968
       Deferred income taxes                                                      (29,652)          (13,817)
       Other                                                                       25,735            13,528
(Increases) decreases in operating receivables:
       Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                       (328,784)         (634,174)
       Securities purchased under agreements to resell                         (6,532,146)        1,186,924
       Securities borrowed                                                     (2,716,878)       (1,573,664)
       Receivables:
         Customers                                                             (1,153,590)          392,271
         Brokers, dealers and others                                              248,607          (734,808)
       Financial instruments owned                                             (9,231,322)       (2,334,644)
       Other assets                                                                80,395            23,610
Increases (decreases) in operating payables:
       Securities sold under agreements to repurchase                           9,796,228           831,891
       Payables:
         Customers                                                                991,320         2,096,672
         Brokers, dealers and others                                              383,910          (704,031)
       Financial instruments sold, but not yet purchased                        6,678,273         1,239,468
       Accrued employee compensation and benefits                                (419,396)         (435,223)
       Other liabilities and accrued expenses                                     278,505          (396,930)
                                                                          ----------------    --------------
Cash used in operating activities                                              (1,741,160)         (914,510)
                                                                          ----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                           252,016           542,065
Issuance of long-term borrowingS                                                1,727,457           488,829
Capital Accumulation Plan                                                           7,405
Common Stock distributions                                                          7,552
Payments for:
   Retirement of Senior Notes                                                    (349,808)          (42,820)
   Treasury stock purchases                                                        (5,201)          (51,429)
Cash dividends paid                                                               (23,591)          (23,733)
                                                                          ----------------    --------------
Cash provided by financing activities                                           1,615,830           912,912
                                                                          ----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                                   (45,350)          (26,011)
Purchases of investment securities and other assets                               (46,353)          (38,131)
Proceeds from sales of investment securities and other assets                       5,402             1,743
                                                                          ----------------    --------------
Cash used in investing activities                                                 (86,301)          (62,399)
                                                                          ----------------    --------------

Net decrease in cash and cash equivalents                                        (211,631)          (63,997)
Cash and cash equivalents, beginning of period                                  1,249,132           127,847
                                                                          ----------------    --------------

Cash and cash equivalents, end of period                                      $ 1,037,501       $    63,850
                                                                          ================    ==============

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                              September 26,              June 30,
In thousands                                                       1997                    1997
-------------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                 $17,198,514            $ 13,275,828
       Other sovereign governments                                3,574,386               1,847,691
       Corporate equity and convertible debt                     11,007,861              11,280,199
       Corporate debt                                             6,857,451               4,961,737
       Derivative financial instruments                           4,542,316               2,780,231
       Mortgages and other mortgage-backed securities             3,773,484               3,745,779
       Other                                                        714,590                 545,815
                                                                    -------                 -------
                                                                $47,668,602             $38,437,280
                                                                ===========            ============
  Financial instruments sold, but not yet purchased:
       US government and agency                                 $10,955,071             $ 8,695,621
       Other sovereign governments                                3,617,678               1,479,278
       Corporate equity                                           4,699,868               4,976,169
       Corporate debt                                             1,964,658               1,099,700
       Derivative financial instruments                           6,137,322               4,412,986
       Other                                                         88,472                 121,042
                                                                     ------                 -------
                                                                $27,463,069             $20,784,796
                                                                ===========             ===========


                         THE BEAR STEARNS COMPANIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

    At September 26, 1997, the Company was contingently liable for unsecured letters of credit of approximately $2.3 billion and letters of credit of approximately $3.0 million secured by financial instruments that are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At September 26, 1997, Bear Stearns' net capital, as defined, of $1.00 billion exceeded the minimum requirement by $.97 billion.

    Bear Stearns International Limited ("BSIL") and certain other wholly owned, London-based subsidiaries are subject to regulatory capital requirements of the Securities and Futures Authority.

                           THE BEAR STEARNS COMPANIES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to Common and Common Equivalent shares by the weighted average number of Common and Common Stock Equivalents outstanding during each period presented. Common Stock Equivalents include the assumed distribution of shares of Common Stock issuable under certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of Common Stock issued or issuable under various employee benefit plans are included as Common Stock Equivalent shares.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the three-months ended September 26, 1997 and September 27, 1996. Income taxes paid totaled $85.5 million and $102.0 million for the three-months ended September 26, 1997 and September 27, 1996, respectively.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to market risk, which includes interest rate, exchange rate, equity price and commodity price risk. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instruments with similar characteristics such as caps, floors and collars. Generally these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

                            THE BEAR STEARNS COMPANIES INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    In order to measure derivative activity, notional or contract amounts are frequently utilized. Notional/contract amounts, which are not included on the balance sheet, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps and foreign exchange forwards and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments as of September 26, 1997 and June 30, 1997:


                                                 September 26,        June 30,
    In billions                                      1997               1997
    --------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options, swaptions,
              caps, collars, and floors               $231.6            $208.3
         Futures contracts                              43.8              34.3
         Options held                                    5.8               4.0
         Options written                                 1.0               0.7

      Foreign Exchange:
         Futures contracts                              18.7              19.9
         Forward contracts                              14.7              13.6
         Options held                                   15.9              10.0
         Options written                                15.3               9.4

      Mortgage-Backed Securities:
         Forward Contracts                              45.1              40.5

      Equity:
          Swap agreements                                6.7               6.0
          Futures contracts                              1.6               0.6
          Options held                                   2.6               2.8
          Options written                                2.5               2.9

                            THE BEAR STEARNS COMPANIES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The derivative instruments used in the Company's trading and dealer activities are recorded at fair value on a daily basis with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in revenues derived from principal transactions.

     The fair values of derivative financial instruments held or issued for trading purposes as of September 26, 1997 and June 30, 1997 were as follows:

                             September 26,               June 30,
                                 1997                      1997
                       --------------------------------------------------------
    In millions           Assets    Liabilities      Assets   Liabilities
    ---------------------------------------------------------------------------
      Swap agreements       $1,269      $1,572            $730       $1,250
      Futures and forward
         contracts             383         381             172          248
      Options held           2,936                       1,880
      Options written                    4,208                        2,927


    The average monthly fair values of the derivative financial instruments for the three-months ended September 26, 1997 and the fiscal year ended June 30, 1997 were as follows:
                              September 26,                June 30,
                                 1997                       1997
                        -------------------------------------------------------
    In millions         Assets       Liabilities    Assets      Liabilities
    ---------------------------------------------------------------------------
      Swap agreements      $972      $1,456            $734       $1,029
      Futures and forward
         contracts          294         360             245          218
      Options held        2,440                       1,120
      Options written                 3,479                        1,657

    The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Generally, options written do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position at September 26, 1997 was approximately $960.5 million.

Item 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, in particular volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues in the past have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors including, securities market conditions, the level and volatility of interest rates, competitive conditions, and the size and timing of transactions. Moreover, the results of operations for a particular interim period may not be indicative of results to be expected for an entire fiscal year. Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties, including those previously mentioned, which could cause actual results to differ from those discussed in the forward-looking statements.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Three-Months Ended September 26, 1997
Compared to Three-Months Ended September 27, 1996

The September 1997 quarter was generally characterized by active fixed income and equity markets and strong underwriting and merger and acquisition activity. Net income in the 1997 quarter was $161.6 million, an increase of 49.0% from the $108.5 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 44.6% to $996.1 million from $688.7 million in the comparable 1996 quarter. The increase was attributable to increases in all revenue categories, particularly investment banking and principal transactions. Earnings per share were $1.11 for the 1997 quarter versus $0.72 for the comparable 1996 quarter, adjusted for all stock dividends.

Commission revenues increased 32.1% in the 1997 quarter to $213.4 million from $161.6 million in the comparable 1996 quarter. This increase was primarily attributable to a 44.2% increase in institutional commissions and a 51.1% increase in commissions derived from private client services from the comparable 1996 quarter reflecting increased volume due to active equity markets. In addition, securities clearance commissions increased 16.4% from the comparable 1996 quarter.

Revenues from principal transactions increased 32.8% in the 1997 quarter to $391.5 million from $294.9 million in the comparable 1996 quarter, primarily reflecting increases in revenues derived from the Company's derivatives activities and fixed income activities, particularly in the high yield and convertible bonds areas. This increase reflected a favorable interest rate environment and increased customer demand.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                            Three-Months Ended       Three-Months Ended
                            September 26, 1997       September 27, 1996

Fixed Income                    $214,221                  $187,170
Equity                            92,899                    72,198
Foreign Exchange & Other
 Derivative Financial
 Instruments                      84,394                    35,524
                                  ------                    ------
                                $391,514                  $294,892
                                ========                  ========

Investment banking revenues increased 101.8% to $219.3 million in the 1997 quarter from $108.7 million in the comparable 1996 quarter. Underwriting revenues increased due to increases in volume, most notably from high yield and equity issuances. Merger and acquisition and advisory fees also increased, reflecting increased activity.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 30.9% to $147.7 million in the 1997 quarter from $112.8 million in the comparable 1996 quarter. This increase was attributable to higher levels of customer margin debt reflecting the continued expansion of customer activities in the clearance business. Average margin debits increased to $42.7 billion in the 1997 quarter from $25.3 billion in the comparable 1996 quarter. Average free credit balances increased to $9.4 billion in the 1997 quarter from $7.8 billion in the comparable 1996 quarter.

Employee compensation and benefits increased 45.0% to $499.2 million in the 1997 quarter from $344.4 million in the comparable 1996 quarter. The increase was attributable to higher incentive and discretionary bonus accruals associated with the increased earnings in the 1997 quarter. Employee compensation and benefits, as a percentage of net revenues, increased to 50.1% in the 1997 quarter from 50.0% in the comparable 1996 quarter.

All other expenses increased 38.6% to $229.8 million in the 1997 quarter from $165.8 million in the comparable 1996 quarter. Floor brokerage, exchange and clearance fees increased 25.4% in the 1997 quarter from the comparable 1996 quarter reflecting the increase in the volume of securities transactions processed. The remaining increase in other operating expenses was primarily related to an increase in accruals for expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan"), reflecting both improved earnings and greater participation. In addition, expenses related to depreciation and data processing increased reflecting computer equipment upgrades.

The Company's effective tax rate increased to 39.5% in the 1997 quarter compared to 39.3% in the comparable 1996 quarter due to an increase in state and local taxes.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked to market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized receivables consist of resale agreements secured predominantly by U.S. government and agency securities, customer margin loans and securities borrowed which are typically secured by marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly depending largely upon economic and market conditions, volume of activity, customer demand, and underwriting commitments.

The Company's total assets at September 26, 1997 increased to $141.0 billion from $121.4 billion at June 30, 1997. The increase is primarily attributable to the growth in financial instruments owned, at fair value, securities purchased under agreements to resell and securities borrowed.

The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base which is a function of asset quality and liquidity. Highly liquid assets, such as U.S. government and agency securities, typically are funded by the use of repurchase agreements and securities lending arrangements which require very low levels of margin. In contrast, assets of lower quality or liquidity require higher levels of overcollateralization, or margin, and consequently increased levels of capital, in order to obtain secured financing. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

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

     As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.0 billion which permits borrowing on a secured basis by Bear Stearns & Co. Inc. ("Bear Stearns"), Bear Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.0 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. During October 1997, the Company exercised its option to extend such facility to October 1998 and to increase the amount of the facility to $3.7 billion.

The new facility permits borrowing on a secured basis by Bear Stearns and BSSC and certain affiliates and provides that up to $1.85 billion of the total facility may be borrowed by the Company on an unsecured basis. There were no borrowings outstanding under the facility at September 26, 1997.

Capital Resources

The Company conducts a substantial portion of all of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC, Bear Stearns International Limited ("BSIL") and Bear Stearns International Trading
Limited ("BSIT"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC, BSIL and BSIT. The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and the liquidity of the assets being financed.

During the three-months ended September 26, 1997, the Company repurchased 171,000 shares of Common Stock in connection with the CAP Plan at a cost of approximately $7.4 million. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the CAP Plan. Repurchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of November 6, 1997, there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents decreased by $211.6 million during the three-months ended September 26, 1997 to $1.0 billion. Cash used in operating activities during the three-months ended September 26, 1997 was $1.7 billion, mainly representing increases in financial instruments owned, securities purchased under agreements to resell and securities borrowed partially offset by increases in securities sold under agreements to repurchase and financial instruments sold, but not yet purchased. Financing activities provided cash of $1.6 billion, primarily derived from short- and long-term borrowings proceeds partially offset by retirement of senior notes.

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

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At September 26, 1997, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At September 26, 1997, the Company held high yield securities of $1.8 billion in long inventory and $346.9 million in short inventory.

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

Item 3 -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK
              ----------------------------------------------- -----------

     The Company's principal business activities by their nature engender significant market and credit risks. Managing these risks is critical to the success and stability of the Company. As a result, comprehensive risk management policies and procedures have been established to identify, control and monitor each of these major risks. Additionally, the Company's diverse portfolio of business activities helps to reduce the impact that volatility in any particular market may have on its net revenues. In addition to market risk, the Company is also subject to credit risk, operating risk and funding risk.

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. For a discussion of the Company's primary market risk exposures, which includes interest rate risk, foreign exchange rate risk, and equity price risk, and a discussion of how those exposures are managed see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Value at Risk

The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. Such statistical models are commonly known as value at risk. Value at risk is used to describe a probabilistic approach to measuring the exposure to market risk. This approach utilizes statistical concepts to estimate the probability of the value of a financial instrument falling above or below a specified amount. The calculation utilizes the standard deviation of historical changes in value of the market risk sensitive financial instruments (i.e., volatility) to estimate the amount of change in the current value that could occur at a specified probability level.

Measuring market risk using statistical risk management models has recently become the main focus of risk management efforts by many companies whose earnings are significantly exposed to changes in the fair value of financial instruments. The Company believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While value at risk models are relatively sophisticated, the quantitative risk information generated is limited by the parameters established in creating the related models. The financial instruments being evaluated may have features which may trigger a potential loss in excess of the amounts previously disclosed if the changes in market rates or prices exceed the confidence level of the model used. Therefore, such models do not substitute for the experience or judgment of senior management and traders, who have extensive knowledge of the markets and adjust positions and revise strategies as they deem necessary. The Company uses these models only as a supplement to other risk management tools.

For purposes of Securities and Exchange Commission disclosure  requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a Monte Carlo value at risk approach. For interest rates, each country's yield curve has five factors which describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Inter-country correlations were also used. Equity price risk was measured using a historical value at risk. Equity derivatives were treated as correlated with various indices, of which the Company used forty. Parameter estimates, such as volatilities and correlations, were based on daily tests through September 26, 1997.

This table illustrates the value at risk for each component of market risk as of:

                              September 26,       June 30,
                                  1997              1997
MARKET RISK
         Interest               $ 15.9             $11.6
         Currency                  3.2               3.2
         Equity                    9.0               8.9

Value at risk for the interest rate risk component increased primarily due to increases in fixed income positions while value at risk for the equity and currency components remained relatively constant, consistent with net positions in these components.

As previously discussed, the Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of all inventory pricing. Additionally, trading department management reports positions, profits and losses, and trading strategies to the Risk Committee on a weekly basis. The Company believes that these procedures, which stress timely communication between trading department management and senior management, are the most important elements of the risk management process.

PART II - Other Information

Item 1.  Legal Proceedings


Spencer C. Busby, et al. v. Donna Karan International, et al.

As previously reported in the Company's 1997 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Eastern District of New York.

On August 22, 1997, the Busby and Portannese actions were consolidated with a third case, Steinmetz v. Donna Karan International, Inc., et al., a case in which no claims are asserted against Bear Stearns.

Gregory P. Christofferson, et al. v. Bear Stearns & Co., Inc., et al.

As previously reported in the Company's 1997 Form 10-K, Bear Stearns and three Bear Stearns officers defendants in a litigation pending in the Superior Court of the State of California in and for the County of Los Angeles.

On October 17, 1997, the court ruled on summary judgment motions. The court dismissed all claims against a former Bear Stearns officer named as a defendant in the case, all claims other than fraud against two Bear Stearns officers named as defendants in the case, and plaintiffs' claim for intentional interference with prospective economic advantage against Bear Stearns. Trial is scheduled to begin on all remaining claims on January 5, 1998.

In re Lady Luck Gaming Corporation Securities Litigation.

     As previously reported in the Company's 1997 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the District of Nevada.

On October 8, 1997, the court dismissed with prejudice all of plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The court also dismissed with prejudice plaintiffs' claims under Sections 11, 12(2) and 20(a) of the Securities Act of 1933, with respect to eleven of sixteen alleged misrepresentations or omissions in the Lady Luck prospectus underlying the litigation. Plaintiffs' claims with respect to the remaining five alleged misrepresentations or omissions were dismissed without prejudice, pending the filing of an amended complaint limited only to those claims.

NASDAQ Antitrust Litigation.

As previously reported in the Company's 1997 Form 10-K, over 30 market-makers, including Bear Stearns, are defendants in a litigation pending in the United States District Court for the Southern District of New York.

On June 30 and August 27, 1997, plaintiffs in the class action filed in connection with the NASDAQ Antitrust Litigation filed motions seeking court approval of settlements totaling nearly $100 million entered into by plaintiffs and six of the defendants in this action. On October 14, 1997, the court approved those settlements. The settling defendants do not include Bear Stearns.

Item 2.           Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Bear Stearns Companies Inc. Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan") allows all Senior Managing Directors of the Company (including employee directors and executive officers of the Company) to defer a portion of their compensation earned during each fiscal year. A participant's compensation generally must be deferred for a period (a "Deferral Period") of five years after the end of the fiscal year for which it was otherwise payable and is credited to a participant's deferred compensation account ("Capital Accumulation Account") in the form of units ("CAP Units"). The number of CAP Units credited is a function of the amount deferred by each participant and the average per share cost of the Company's Common Stock acquired by the Company in the open market for purposes of the CAP Plan.

Each CAP Unit also entitles a participant to receive, on an annual basis, an amount generally equal to the Company's pre-tax earnings per share (as determined in accordance with the CAP Plan) for such fiscal year divided by the average cost per share of Common Stock acquired by the Company for purposes of the CAP Plan, less an adjustment for increases or decreases in the Company's retained earnings attributable to net income or loss, after deducting dividends declared with respect to capital stock of the Company, during such year (a "Net Earnings Adjustment"). The Net Earnings Adjustment generally will be credited to a participant's Capital Accumulation Account on an annual basis in the form of additional CAP Units.

Upon completion of the Deferral Period, a participant is entitled to receive from the Company a number of shares of Common Stock equal to the number of CAP Units then credited to his Capital Accumulation Account (plus cash in the amount, if any, of the participant's cash balance).

On September 11, 1997, effective July 1, 1997, an aggregate of 5,391,435 CAP Units were credited to participants' Capital Accumulation Accounts with respect to an aggregate of approximately $141,080,775 of compensation deferred during fiscal year 1997. In addition, an aggregate of 2,103,083 CAP Units were credited to participants' Capital Accumulation Accounts with respect to the Net Earnings Adjustment made for fiscal year 1997. The Company relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

             (3)(b)(2) Amendments to the Amended and Restated By-Laws of the Registrant, adopted on October 28, 1997

                  (11)     Statement Re Computation of Per Share Earnings

                  (12) Statement Re Computation of Ratio of Earnings to Fixed Charges

                  (27)     Financial Data Schedule

         (b)  Reports on Form 8-K

                  During the quarter, the Company filed the following Current Report on Form 8-K.

                            (i)A  Current  Report  on Form  8-K  dated  July 29,
                               1997, pertaining to the Company's results of operations for the three-months and fiscal year ended June 30, 1997.

                            (ii) A Current  Report on Form 8-K dated  August 14,
                               1997, pertaining to a tax opinion in connection with the Company's Medium Term Note Program.

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



                                            The Bear Stearns Companies Inc.
                                                     (Registrant)





Date:  November 10, 1997            By:  /s/ Samuel L. Molinaro Jr.
                                         --------------------------
                                           Samuel L. Molinaro Jr.
                                           Senior Vice President and
                                           Chief Financial Officer

                            THE BEAR STEARNS COMPANIES INC.

                                       FORM 10-Q

                                     Exhibit Index


Exhibit No.                         Description                          Page

  (3)(b (2) Amendments to the Amended and Restated By-Laws of the
            Registrant, adopted on October 28, 1997                       26

       (11) Statement Re Computation of Per Share Earnings                30

       (12) Statement Re Computation of Earnings to Fixed Charges         31

       (27) Financial Data Schedule                                       32