Form 10-Q
period 1997-12-31
BEAR STEARNS COMPANIES INC
filed 1998-03-17
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-Q




 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1997

 [  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from _____________ to ______________

                            Commission File Number 1-8989

                           The Bear Stearns Companies Inc.
-------------------------------------------------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 10, 1998, the latest practicable date, there were 115,099,817 shares of Common Stock, $1 par value, outstanding.

                                  TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at December 31, 1997 (Unaudited)and June 30, 1997

          Consolidated Statements of Income (Unaudited) for the three-and six-month periods ended December 31, 1997 and December 31, 1996

          Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended December 31, 1997 and December 31, 1996

          Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

         Signatures




                         THE BEAR STEARNS COMPANIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    Assets

                                                     December 31,      June 30,
                                                        1997             1997
                                                   --------------  ----------------
                                                    (Unaudited)
                                                            (In thousands)
Cash and cash equivalents                         $   1,269,745      $   1,249,132

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     federal regulations                              2,806,890          1,448,814

Securities purchased under agreements
     to resell                                       33,997,149         28,340,599

Securities borrowed                                  42,821,711         40,711,280

Receivables:
     Customers                                       12,683,829          8,572,521
     Brokers, dealers and others                      1,458,913          1,227,947
     Interest and dividends                             416,653            405,892

Financial instruments owned, at
     fair value                                      40,818,227         38,437,280

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization                      434,587            379,533

Other assets                                            803,321            660,537
                                                   --------------  ----------------

Total  Assets                                     $ 137,511,025      $ 121,433,535
                                                   ==============  ================

See Notes to Consolidated Financial Statements.


                         THE BEAR STEARNS COMPANIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       Liabilities and Stockholders' Equity

                                                     December 31,      June 30,
                                                        1997             1997
                                                   --------------    -------------
                                                     (Unaudited)
                                                     (In thousands, except share
                                                                data)
Short-term borrowings                               $ 14,522,968      $ 14,416,671

Securities sold under agreements
     to repurchase                                    46,243,472        39,431,216

Payables:
     Customers                                        35,663,578        29,921,386
     Brokers, dealers and others                       1,357,043         2,808,359
     Interest and dividends                              574,092           452,662

Financial instruments sold, but not
     yet purchased, at fair value                     22,450,080        20,784,796

Accrued employee compensation and benefits               773,943           907,337

Other liabilities and accrued expenses                 1,136,802           964,409
                                                   --------------  ----------------
                                                     122,721,978       109,686,836
                                                   --------------  ----------------
Commitments and contingencies

Long-term borrowings                                  10,894,572         8,120,328
                                                    --------------  ----------------

Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                           200,000           200,000
Preferred stock issued by subsidiary                     150,000           150,000
                                                   --------------  ----------------

Stockholders' Equity
     Preferred Stock                                     437,500           437,500
     CommonStock, $1.00 par value;
     200,000,000  shares authorized;  167,784,941
     shares issued at December 31, 1997 and
     June 30, 1997                                       167,785           167,785
     Paid-in capital                                   1,883,674         1,874,016
     Retained earnings                                 1,306,688         1,031,736
     Capital Accumulation Plan                           694,967           655,007
     Treasury stock, at cost
        Adjustable Rate Cumulative  Preferred Stock,
          Series A - 2,520,750 shares
           at December 31, 1997 and June 30, 1997       (103,421)         (103,421)
        Common Stock - 50,993,838  shares and
          50,191,531  shares at December 31,
           1997 and June 30, 1997, respectively         (835,604)         (772,551)
     Note receivable from ESOP Trust                      (7,114)          (13,701)
                                                   --------------  ----------------
Total Stockholders' Equity                             3,544,475         3,276,371
                                                   --------------  ----------------

Total Liabilities and Stockholders' Equity          $137,511,025      $121,433,535
                                                   ==============  ================

See Notes to Consolidated Financial Statements.


                                                                      THE BEAR
                                                                      STEARNS
                                                                   COMPANIES INC.
                                                                    CONSOLIDATED
                                                                   STATEMENTS OF
                                                                       INCOME
                                                                     (UNAUDITED)

                                                          Three Months Ended                 Six Months Ended
                                                   --------------------------------   -------------------------------
                                                     December 31,    December 31,       December 31,      December 31,
                                                         1997             1996              1997             1996
                                                   --------------  ----------------   --------------   --------------

                                                                        (In thousands, except share
                                                                                    data)

Revenues
    Commissions                                       $  230,496       $   183,584     $    443,940      $   345,154
    Principal transactions                               390,512           429,239          782,026          724,131
    Investment banking                                   278,884           183,138          498,212          291,832
    Interest and dividends                             1,081,298           745,610        2,045,869        1,405,867
    Other income                                          11,877            14,959           36,025           25,699
                                                   --------------  ----------------   --------------   --------------
       Total Revenues                                  1,993,067         1,556,530        3,806,072        2,792,683
    Interest expense                                     919,304           616,396        1,736,219        1,163,865
                                                   --------------  ----------------   --------------   --------------
    Revenues, net of interest expense                  1,073,763           940,134        2,069,853        1,628,818
                                                   --------------  ----------------   --------------   --------------

Non-interest expenses
    Employee compensation and benefits                   535,793           456,825        1,034,990          801,197
    Floor brokerage, exchange
      and clearance fees                                  43,522            34,447           83,107           66,013
    Communications                                        28,824            24,778           56,957           49,334
    Depreciation and amortization                         27,427            21,450           53,444           41,418
    Occupancy                                             25,387            21,945           48,933           43,291
    Advertising and market development                    20,057            16,683           36,011           31,439
    Data processing and equipment                         12,460             8,206           24,694           15,761
    Other expenses                                       120,688            65,245          204,974          111,293
                                                   --------------  ----------------   --------------   --------------
       Total non-interest expenses                       814,158           649,579        1,543,110        1,159,746
                                                   --------------  ----------------   --------------   --------------

    Income before provision for
      income taxes                                       259,605           290,555          526,743          469,072
    Provision for income taxes                            99,383           114,043          204,903          184,111
                                                   --------------  ----------------   --------------   --------------

    Net income                                         $ 160,222        $  176,512       $  321,840       $  284,961
                                                   ==============  ================   ==============   ==============
    Net income applicable to
      common shares                                      154,299           170,573          309,991          272,991
                                                   ==============  ================   ==============   ==============
    Earnings per share
                                                       $    1.11        $     1.21       $     2.22       $     1.92
                                                   ==============  ================   ==============   ==============
    Weighted average common and
      common equivalent shares
      outstanding                                    152,312,886       148,780,833      152,757,258      149,826,973
                                                   ==============  ================   ==============   ==============

    Cash dividends declared
      per common share                                 $    0.15        $     0.14        $    0.30        $    0.29
                                                   ==============  ================   ==============   ==============

See Notes to Consolidated Financial Statements.

                           THE BEAR STEARNS COMPANIES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           Six Months Ended
                                                                   ---------------------------------
                                                                     December 31,        December
                                                                                           31,
                                                                         1997              1996
                                                                   ----------------   --------------
                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  321,840       $  284,961
Adjustments to reconcile net income to cash used in operating activities:
       Depreciation and amortization                                        53,444           41,418
      Deferred income taxes                                                (58,468)         (38,419)
       Other                                                                56,738           33,010
(Increases) decreases in operating receivables:
       Cash and securities deposited with clearing
       organizations or segregated in compliance with
       federal regulations                                              (1,358,076)        (450,007)
       Securities purchased under agreements to resell                  (5,656,550)      (2,544,512)
       Securities borrowed                                              (2,110,431)      (1,602,738)
       Receivables:
         Customers                                                      (4,111,308)         (70,838)
         Brokers, dealers and others                                      (230,966)      (1,086,106)
       Financial instruments owned                                      (2,380,947)      (6,936,876)
       Other assets                                                        (14,591)         174,340
Increases (decreases) in operating payables:
       Securities sold under agreements to repurchase                    6,812,256        6,326,918
       Payables:
         Customers                                                       5,742,192        2,666,872
         Brokers, dealers and others                                    (1,454,246)        (384,326)
       Financial instruments sold, but not yet purchased                 1,665,284        2,139,589
       Accrued employee compensation and benefits                         (184,391)        (193,796)
       Other liabilities and accrued expenses                              286,743        (550,219)
                                                                   ----------------   --------------
Cash used in operating activities                                       (2,621,477)      (2,190,729)
                                                                   ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                    106,297        2,753,292
Issuance of long-term borrowings                                         3,433,171          862,638
Capital Accumulation Plan                                                   51,010          (10,714)
Common Stock distributions                                                   7,552           10,729
Note repayment from ESOP Trust                                               6,587            6,099
Payments for:
   Retirement of Senior Notes                                             (660,299)        (478,944)
   Treasury stock purchases                                                (71,165)        (105,655)
Cash dividends paid                                                        (47,160)         (47,064)
                                                                   ----------------   --------------
Cash provided by financing activities                                    2,825,993        2,990,381
                                                                   ----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                           (108,498)         (52,442)
Purchases of investment securities and other assets                        (80,807)         (78,661)
Proceeds from sales of investment securities and other assets                5,402           35,671
                                                                   ----------------   --------------
Cash used in investing activities                                         (183,903)         (95,432)
                                                                   ----------------   --------------

Net increase in cash and cash equivalents                                   20,613          704,220
Cash and cash equivalents, beginning of period                           1,249,132          127,847
                                                                   ----------------   --------------

Cash and cash equivalents, end of period                                $1,269,745       $  832,067
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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                December 31,              June 30,
In thousands                                                       1997                     1997
-------------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                               $   8,641,199            $  9,163,407
       Other sovereign governments                                2,663,875               1,847,691
       Corporate equity and convertible debt                     10,905,220              11,280,199
       Corporate debt                                             5,777,656               4,961,737
       Derivative financial instruments                           3,556,782               2,780,231
       Mortgages and other mortgage-backed securities             8,811,676               7,858,200
       Other                                                        461,819                 545,815
                                                                    -------                 -------
                                                               $ 40,818,227            $ 38,437,280
                                                               ============            ============
   Financial instruments sold, but not yet purchased:
       US government and agency                                $  8,014,466           $   8,687,884
       Other sovereign governments                                3,119,594               1,479,278
       Corporate equity                                           4,221,154               4,985,396
       Corporate debt                                             1,676,024               1,099,700
       Derivative financial instruments                           5,358,404               4,412,986
       Other                                                         60,438                 119,552
                                                                     ------                 -------
                                                               $ 22,450,080            $ 20,784,796
                                                               ============            ============

                      THE BEAR STEARNS COMPANIES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

    At December 31, 1997, the Company was contingently liable for unsecured letters of credit of approximately $2.2 billion and letters of credit of approximately $104.0 million secured by financial instruments that are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

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

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1997, Bear Stearns' net capital, as defined, of $1.62 billion exceeded the minimum requirement by $1.59 billion.

    Bear Stearns International Limited ("BSIL") and certain other wholly owned, London-based subsidiaries are subject to regulatory capital requirements of the Securities and Futures Authority.

                            THE BEAR STEARNS COMPANIES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

5.  EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") during the quarter ended December 31, 1997. SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. As the Company has a simple capital structure and makes a single presentation of earnings per share on the income statement, the adoption of this standard did not affect the reported amounts of EPS for the current or comparable period. EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period presented. Common shares include the assumed distribution of shares of common stock issuable under certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto. Additionally, shares of common stock issued or issuable under various employee benefit plans are included as common shares.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the six-months ended December 31, 1997 and December 31, 1996. Income taxes paid totaled $227.1 million and $218.4 million for the six-months ended December 31, 1997 and December 31, 1996, respectively.

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

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments as of December 31, 1997 and June 30, 1997:


                                              December 31,        June 30,
    In billions                                   1997              1997
    --------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options,
          swaptions, caps, collars, and floors   $251.7            $208.3
         Futures contracts                         36.7              34.3
         Options held                               4.5               4.0
         Options written                            0.5               0.7

      Foreign Exchange:
         Futures contracts                         12.0              19.9
         Forward contracts                         20.1              13.6
         Options held                              14.5              10.0
         Options written                           13.1               9.4

      Mortgage-Backed Securities:
         Forward Contracts                         44.3              40.5

      Equity:
          Swap agreements                           7.5               6.0
          Futures contracts                         1.2               0.6
          Options held                              4.4               2.8
          Options written                           3.7               2.9

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

The fair values of derivative financial instruments held or issued for trading purposes as of December 31, 1997 and June 30, 1997 were as follows:

                            December 31,                    June 30,
                                1997                         1997
                        ------------------------------------------------------
    In millions          Assets       Liabilities     Assets       Liabilities
    --------------------------------------------------------------------------
      Swap agreements       $1,013      $1,163             $730       $1,250
      Futures and forward
         contracts             259         316              172          248
      Options held           2,292                        1,880
      Options written                    3,906                         2,927

The average monthly fair values of the derivative financial instruments for the six-months ended December 31, 1997 and the fiscal year ended June 30, 1997 were as follows:

                             December 31,                  June 30,
                                1997                         1997
       ------------------------------------------------------------------------
    In millions         Assets       Liabilities     Assets       Liabilities
    ---------------------------------------------------------------------------
      Swap agreements      $ 990      $1,336           $ 734       $1,029
      Futures and forward
         contracts           283         325             245          218
      Options held         2,501                       1,120
      Options written                  3,692                        1,657

The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Generally, options written do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position after consideration of collateral at December 31, 1997 was approximately $1,310.2 million.

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

     Certain Statements Contained In This Discussion Are "Forward-looking Statements" Within The Meaning Of The Private Securities Litigation Reform Act Of 1995. Such Forward-looking Statements Involve Known And Unknown Risks And Uncertainties, Including Those Previously Mentioned, Which Could Cause Actual Results To Differ Materially From Those Discussed In The Forward-looking Statements.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Three-Months Ended December 31, 1997 Compared to December 31, 1996

     The December 1997 quarter reflected an environment characterized by volatile equity and fixed income markets attributed to turbulence in the Asian markets. Domestic markets reflected volatility, however, experienced continued strong volumes and a favorable underwriting and merger and acquisitions environment. Net income in the 1997 quarter was $160.2 million, a decrease of 9.2% from the $176.5 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 14.2% to $1,073.8 million from $940.1 million in the 1996 quarter. Earnings per share were $1.11 for the 1997 quarter versus $1.21 for the comparable 1996 quarter. The earnings per share amounts have been adjusted for all stock dividends.

Commission revenues increased 25.6% in the 1997 quarter to $230.5 million from $183.6 million in the comparable 1996 quarter. This increase was attributable to increased revenues from the firm's institutional equities and private client services as well as increased securities clearance revenues.

Revenues from principal transactions decreased 9.0% in the 1997 quarter to $390.5 million from $429.2 million in the comparable 1996 quarter, reflecting decreases in revenues derived from the Company's fixed income activities, principally in mortgage-backed securities and corporate bond areas.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                 Three-Months Ended       Three-Months Ended
                                  December 31, 1997        December 31, 1996

Fixed Income                         $226,903                     $287,021
Equity                                108,297                       84,221
Foreign Exchange & Other
 Derivative Financial
 Instruments                           55,312                       57,997
                                       ------                       ------
                                     $390,512                     $429,239
                                     ========                     ========

Investment banking revenues increased 52.3% to $278.9 million in the 1997 quarter from $183.1 million in the comparable 1996 quarter. This increase reflected an increase in merger and acquisition fees and advisory fees as well as an increase in underwriting revenues. The increase in underwriting revenues was principally due to increased levels of equity and high yield new issue volume as compared to the 1996 quarter.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 25.4% to $162.0 million in the 1997 quarter from $129.2 million in the comparable 1996 quarter. This increase was primarily attributable to higher levels of margin debt. Average margin debt increased to $44.3 billion in the 1997 quarter from $30.3 billion in the comparable 1996 quarter. Average free credit balances increased to $11.0 billion in the 1997 quarter from $7.4 billion in the comparable 1996 quarter.

     Employee compensation and benefits increased 17.3% to $535.8 million in the 1997 quarter from $456.8 million in the comparable 1996 quarter. The increase was attributable to higher incentive and discretionary bonus accruals and an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, increased to 49.9% in the 1997 quarter from 48.6% in the comparable 1996 quarter.

          All other expenses increased 44.4% to $278.4 million in the 1997 quarter from $192.8 million in the comparable 1996 quarter. Floor brokerage, exchange and clearance fees increased 26.3% in the 1997 quarter from the comparable 1996 quarter reflecting the increase in the volume of securities transactions processed. Expenses related to depreciation and data processing increased reflecting computer equipment upgrades. The increase in other expenses was primarily related to an increase in reserves for legal matters, reflecting the impact of the settlement of the NASDAQ antitrust litigation, an increase in accruals for expenses associated with the Capital
          Accumulation Plan for Senior Managing Directors (the "CAP Plan") and increased EDP professional fees. EDP professional fees increased due to additional consultants hired for various technology initiatives.

The Company's effective tax rate decreased to 38.3% in the 1997 quarter compared to 39.3% in the comparable 1996 quarter due to a higher level of tax preference items in the 1997 quarter.

Six-Months Ended December 31, 1997 Compared to December 31, 1996 .

Net income for the six-months ended December 31, 1997 was $321.8 million, an increase of 12.9% from $285.0 million for the comparable 1996 period. Revenues, net of interest expense ("net revenues"), increased 27.1% to $2.1 billion in the 1997 period from $1.6 billion in the 1996 period. The increase was attributable to increases in all revenue categories, particularly investment banking and commissions. Earnings per share were $2.22 for the 1997 period versus $1.92 for the comparable 1996 period. The earnings per share amounts have been adjusted for all stock dividends.

Commission revenues increased 28.6% in the 1997 period to $443.9 million from $345.2 million in the comparable 1996 period. This increase was primarily attributable to increased revenues from the firm's institutional equities and private client services as well as increased securities clearance revenues.

          Revenues from principal transactions increased 8.0% in the 1997 period to $782.0 million from $724.1 million in the comparable 1996 period, primarily reflecting increases in revenues derived from the Company's foreign exchange and derivative activities. Additionally, principal transactions revenues derived from equity activities increased primarily attributable to increases in the convertible bonds and risk arbitrage areas. These increases were partially offset by a decline in the Company's fixed income activities, primarily mortgage-backed securities and corporate bonds.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                  Six-Months Ended         Six-Months Ended
                                 December 31, 1997        December 31, 1996

Fixed Income                          $441,125                 $474,367
Equity                                 201,196                  156,490
Foreign Exchange & Other
 Derivative Financial
 Instruments                           139,705                   93,274
                                       -------                   ------
                                      $782,026                 $724,131
                                      ========                 ========

Investment banking revenues increased 70.7% to $498.2 million in the 1997 period from $291.8 million in the comparable 1996 period. This increase reflected an increase in merger and acquisition fees and advisory fees as well as an increase in underwriting revenues. The increase in underwriting revenues was principally due to increased levels of equity and high yield new issue volume as compared to the 1996 period.

          Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 28.0% to $309.7 million in the 1997 period from $242.0 million in the comparable 1996 period. This increase was primarily attributable to higher levels of margin debt and customer short activity. Average margin debt increased to $43.5 billion in the 1997 period from $27.8 billion in the comparable 1996 period. Average free credit balances increased to $10.2 billion in the 1997 period from $7.6 billion in the comparable 1996 period. Average customer short balances increased to $54.9 billion in the 1997 period from $36.6 billion in the 1996 period.

     Employee compensation and benefits increased 29.2% to $1,035.0 million in the 1997 period from $801.2 million in the comparable 1996 period. The increase was attributable to higher incentive and discretionary bonus accruals and an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, increased to 50.0% in the 1997 period from 49.2% in the comparable 1996 period.

          All  other  expenses  increased  41.7% to $508.1  million  in the 1997 period from $358.5 million in the comparable 1996 period. Floor brokerage, exchange and clearance fees increased 25.9% in the 1997 period from the comparable 1996 period reflecting the increase in the volume of securities transactions processed. Expenses related to depreciation and data processing increased reflecting computer equipment upgrades. The increase in other expenses was primarily related to an increase in reserves for legal matters, an increase in accruals for expenses associated with the CAP Plan and increases in EDP professional fees. EDP professional fees increased due to additional consultants hired for various technology initiatives.

The Company's effective tax rate decreased to 38.9% in the 1997 period compared to 39.3% in the comparable 1996 period due to a higher level of tax preference items in the 1997 period.

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

The Company's total assets at December 31, 1997 increased to $137.5 billion from $121.4 billion at June 30, 1997. The increase is primarily attributable to the growth in securities purchased under agreements to resell, receivables from customers, and financial instruments owned, at fair value.

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

          The Company continued to increase the utilization of its medium-term note financing in order to extend maturities of its debt and achieve additional diversification of its funding sources. In addition to short-term funding sources, the Company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing. During the six months ended December 31, 1997, the Company issued $3.4 billion in long-term debt which, net of retirements, served to increase long-term debt to $10.9 billion at December 31, 1997 from $8.1 billion at June 30, 1997. The substantial increase in long-term borrowings reflects both the Company's intent to further extend maturities to finance balance sheet growth and favorable market conditions for issuance.

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

As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $3.7 billion which permits borrowing on a secured basis by Bear Stearns & Co. Inc. ("Bear Stearns"), Bear Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.85 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1998 . There were no borrowings outstanding under the facility at December 31, 1997.

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

During the six-months ended December 31, 1997, the Company repurchased 1,695,166 shares of Common Stock in connection with the CAP Plan at a cost of approximately $72.1 million. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the CAP Plan. Repurchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of February 10, 1998, there have been no purchases under the Repurchase Plan.

On January 15, 1998, the Company issued 5,000,000 depositary shares representing 1,250,000 shares of Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), having an aggregate liquidation preference of $250,000,000. Each depositary share represents a one-fourth interest in a share of Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable at an annual rate of 6.15%. Series E Preferred Stock is redeemable at the option of the Company at any time on or after January 15, 2008, in whole or in part, at a redemption price of $200 per share (equivalent to $50 per depositary share), plus accrued but unpaid dividends to the redemption date.

Cash Flows

Cash and cash equivalents increased by $20.6 million during the six-months ended December 31, 1997 to $1.3 billion. Cash used in operating activities during the six-months ended December 31, 1997 was $2.6 billion, mainly representing increases in securities purchased under agreements to resell, receivables from customers and financial instruments owned partially offset by increases in securities sold under agreements to repurchase and payables to customers. Financing activities provided cash of $2.8 billion, primarily derived from long-term borrowings proceeds partially offset by retirement of senior notes.

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

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At December 31, 1997, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At December 31, 1997, the Company held high yield securities of $ 1.9 billion in long inventory and $ 261.4 million in short inventory.

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

Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and after and the Company has determined that it needs to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

Over a year ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. Such ongoing assessment and monitoring has continued and includes having the Company assess the degree of compliance of its significant vendors, clients and correspondents to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company also participates actively on various industry-wide testing committees.

          The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on presently available information. Such project cost will primarily be expensed as incurred. To date, the amounts incurred and expensed related to the assessment of, and preliminary efforts in connection with, the Year 2000 project and the development of a remediation plan have not been material to the operation of the Company. The remaining cost of the Year 2000 project will be funded through operating cash flows and is not expected to have a material effect on future results of operations.

The Company presently believes that with modification to existing software and conversions to new software, the Year 2000 issue can be mitigated. It is anticipated that the Company will complete the reprogramming and replacement phase of the project by the end of calendar 1998 which will give the Company calendar 1999 as a test period. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a Monte Carlo value at risk approach. For interest rates, each country's yield curve has five factors which describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Inter-country correlations were also used. Equity price risk was measured using a historical value at risk. Equity derivatives were treated as correlated with various indices, of which the Company used forty. Parameter estimates, such as volatilities and correlations, were based on daily tests through December 31, 1997.

This table illustrates the value at risk for each component of market risk as of:

                                        December 31,       June 30,
in millions                                 1997            1997
-----------                                -----           -----
MARKET RISK
         Interest                          $14.8          $ 11.6
         Currency                            3.2             3.2
         Equity                             12.5             8.9


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

PART II - Other Information

Item 1.  Legal Proceedings

Spencer C. Busby, et al. v. Donna Karan International, et al./In re Donna Karan International Inc. Securities Litigation

As previously reported in the Company's 1997 Form 10-K and 10-Q for the first quarter of 1998, Bear Stearns is a defendant in litigation pending in the United States District Court for the Eastern District of New York.

On November 10, 1997, plaintiffs filed an amended consolidated complaint. Plaintiffs allege violations by all defendants, including the Underwriter
Defendants of Sections 11 and 12(a)(2) of the Securities Act of 1933. Other defendants are alleged to have violated Section 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Gregory P. Christofferson, et al. v. Bear Stearns & Co., Inc., et al.

As previously reported in the Company's 1997 Form 10-K and 10-Q for the first quarter of 1998, Bear Stearns and three Bear Stearns officers are defendants in a litigation pending in the Superior Court of the State of California in and for the County of Los Angeles.

The case has been settled.

In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund.

As previously reported in the Company's 1997 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 27, 1997, the Primavera, ABF Capital, Montpellier and Johnston cases were consolidated for pre-trial purposes.

In re Lady Luck Gaming Corporation Securities Litigation.

As previously reported in the Company's 1997 Form 10-K and 10-Q for the first quarter of 1998, Bear Stearns is a defendant in litigation pending in the United States District Court for the District of Nevada.

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

On November 6, 1997, plaintiffs filed a Third Amended Complaint alleging claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

NASDAQ Antitrust Litigation.

As previously reported in the Company's 1997 Form 10-K and 10-Q for the first quarter of 1998, over 30 market-makers, including Bear Stearns, are defendants in litigation pending in the United States District Court for the Southern District of New York.

On December 23, 1997, plaintiffs and all but one of the defendants who previously had not agreed to settle the litigation, including Bear Stearns, agreed to a proposed settlement that is subject to court approval. That settlement requires, among other things, that Bear Stearns (1) pay, on or before January 7, 1998, approximately $1.1 million to a settlement fund; and (2) pay, on or before September 30, 1998, to the settlement fund U.S. Treasury securities which shall mature on or before July 30, 1999, and shall have a value at maturity of approximately $40.6 million. On December 31, 1997, the court issued an order expanding the Class Period to May 1, 1989 through July 17, 1996. Also on December 31, 1997, the court preliminarily approved the proposed settlement on behalf of the expanded class. The settlement is subject to final approval by the court following notice to class members and a hearing on the fairness of the settlement.

Option Portfolio Limited Partnership, et al. v. Bear Stearns & Co., Inc. et al. On September 17, 1997, eight individuals and entities claiming to have an interest in a limited partnership that was a former Bear Stearns brokerage customer commenced an NASD arbitration proceeding against Bear Stearns and a former Bear Stearns account executive. The claimants assert claims based upon alleged common law fraud, negligence, breach of fiduciary duty and respondeat superior. The claimants seek damages in an amount in excess of $23 million.

On December 11, 1997, Bear Stearns filed a petition to stay the arbitration in New York Supreme Court, New York County, New York.

Bear Stearns denies all allegations of wrongdoing asserted against it in the arbitration proceeding, intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on October 27, 1997 (the "Annual Meeting"), the stockholders of the Company approved the Company's Fiscal 1998 Performance Goals under, and an amendment to, the Management Compensation Plan (the "Performance Goals and Amendment"), amendments to the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan Amendments") and amendments to the Performance Compensation Plan (the "Performance Compensation Plan Amendments"). In addition, at the Annual Meeting the stockholders of the Company elected nine directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the Performance Goals and Amendment, the CAP Plan Amendments and the Performance Compensation Plan Amendments, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the Performance Goals and Amendment, the CAP Plan Amendments and the Performance Compensation Plan Amendments, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                      Broker
                                For        Against     Abstained     Non-Votes
Performance Goals
  and Amendment          75,898,984     1,605,060      384,623       22,078,356
CAP Plan Amendments      75,078,868     2,310,232      499,566       22,078,357
Performance Compensation
  Plan                   95,951,429     3,144,759      547,909          322,926

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and\or withheld with respect to each such nominee.

        Nominees                      For                   Withheld
 ---------------------------------    -----------------     -------------------

   James E. Cayne                      99,468,600           498,423
   Carl D. Glickman                    99,451,835           515,188
   Alan C. Greenberg                   99,551,568           415,455
   Donald J. Harrington                99,550,079           416,944
   William L. Mack                     99,009,176           957,847
   Frank T. Nickell                    99,477,502           489,521
   Frederic V. Salerno                 99,460,651           506,372
   Vincent Tese                        99,002,398           964,625
   Fred Wilpon                         99,468,527           498,496

Item 6.         Exhibits and Reports on Form 8-K

 (a) Exhibits

     (3) (b)    By-laws, as restated as of January 21, 1998

     (10)(a)(6) Capital Accumulation Plan for Senior Managing Directors,
                as amended and restated as of January 21, 1998

     (10)(a)(8) Performance Compensation Plan, as restated as
                of January 21, 1998

     (11)       Statement Re Computation of Per Share Earnings

     (12)       Statement Re Computation of Ratio of Earnings to Fixed Charges

     (27)       Financial Data Schedule

 (b) Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K.

(i)A Current Report on Form 8-K dated October 14, 1997, pertaining to the Company's results of operations for the three-months ended September 26, 1997.

(ii) A Current Report on Form 8-K dated October 28, 1997, pertaining to the declaration of quarterly dividends.

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



                                        The Bear Stearns Companies Inc.
                                                 (Registrant)





Date:  February 13, 1998            By:  /s/Sam L. Molinaro
                                         --------------------------
                                         Samuel L. Molinaro Jr.
                                         Senior Vice President - Finance
                                         and Chief Financial Officer

                                      THE BEAR STEARNS COMPANIES INC.

                                                 FORM 10-Q

                                              Exhibit Index


Exhibit No.          Description                                           Page

 (3) (b)             By-laws, as restated as of January 21, 1998            30

 (10) (a) (6)        Capital Accumulation Plan for Senior Managing
                     Directors, as amended and restated as of
                     January 21, 1998                                       48
 (10) (a) (8)        Performance Compensation Plan, as restated as
                     of January 21, 1998                                    84

         (11)        Statement Re Computation of Per Share Earnings         89
         (12)        Statement Re Computation of Earnings to Fixed Charges  90

         (27)        Financial Data Schedule                                91