Form 10-Q
period 1998-03-27
BEAR STEARNS COMPANIES INC
filed 1998-05-08
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q




[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 27, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 1998, the latest practicable date, there were 113,760,906 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

Consolidated Statements of Financial Condition at March 27, 1998 (Unaudited) and June 30, 1997

Consolidated Statements of Income (Unaudited) for the three-and nine-month periods ended March 27, 1998 and March 27, 1997

Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended March 27, 1998 and March 27, 1997

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures


                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Assets

                                                 March 27,       June 30,
                                                   1998            1997
                                               -------------  ---------------

                                               (Unaudited)
                                                       (In thousands)
Cash and cash equivalents                     $     383,836     $  1,249,132

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     federal regulations                          1,847,212        1,448,814

Securities purchased under agreements
     to resell                                   38,069,683       28,340,599

Receivable for securities provided as
     collateral                                   6,405,267            -

Securities borrowed                              52,555,867       40,711,280

Receivables:
     Customers                                   13,612,769        8,572,521
     Brokers, dealers and others                  1,343,663        1,227,947
     Interest and dividends                         503,241          405,892

Financial instruments owned, at
     fair value                                  50,340,391       38,437,280

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization                  454,615          379,533

Other assets                                        857,758          660,537
                                               -------------  ---------------
Total  Assets                                  $166,374,302     $121,433,535
                                               =============  ===============

See Notes to Consolidated Financial Statements.



                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    Liabilities and Stockholders' Equity

                                                 March 27,       June 30,
                                                   1998            1997
                                               -------------  ---------------

                                               (Unaudited)
                                                (In thousands, except share
                                                           data)
Short-term borrowings                          $ 16,460,605     $ 14,416,671
Securities sold under agreements
     to repurchase                               53,167,994       39,431,216
Obligation to return securities received as
     collateral                                   8,369,696            -
Payables:
     Customers                                   37,786,738       29,921,386
     Brokers, dealers and others                  3,912,361        2,808,359
     Interest and dividends                         615,409          452,662
Financial instruments sold, but not
     yet purchased, at fair value                27,565,223       20,784,796
Accrued employee compensation and benefits        1,089,759          907,337
Other liabilities and accrued expenses            1,073,794          964,409
                                               -------------  ---------------
                                                150,041,579      109,686,836
                                               -------------  ---------------
Commitments and contingencies

Long-term borrowings                             12,160,379        8,120,328
                                               -------------  ---------------

Guaranteed Preferred Beneficial Interests in
  Company Subordinated Debt Securities              200,000          200,000
Preferred stock issued by subsidiary                150,000          150,000
                                               -------------  ---------------

Stockholders' Equity
     Preferred Stock                                687,500          437,500
     Common Stock, $1.00 par value;
        200,000,000  shares authorized;
        167,784,941 shares issued at
        March 27, 1998 and June 30, 1997            167,785          167,785
     Paid-in capital                              1,883,674        1,874,016
     Retained earnings                            1,445,975        1,031,736
     Capital Accumulation Plan                      694,967          655,007
     Treasury stock, at cost
        Adjustable Rate Cumulative
        Preferred Stock, Series A - 2,520,750
        shares  at March 27, 1998 and
        June 30, 1997                              (103,421)        (103,421)
        Common Stock - 53,486,935 shares and
        50,191,531 shares at March 27, 1998
        and June 30, 1997, respectively            (947,022)        (772,551)
     Note receivable from ESOP Trust                 (7,114)         (13,701)
                                               -------------  ---------------
Total Stockholders' Equity                        3,822,344        3,276,371
                                               -------------  ---------------
Total Liabilities and Stockholders' Equity     $166,374,302     $121,433,535
                                               =============  ===============

See Notes to Consolidated Financial Statements.


                                                               THE BEAR STEARNS COMPANIES INC.
                                                              CONSOLIDATED STATEMENTS OF INCOME
                                                                          (UNAUDITED)

                                                     Three-Months Ended              Nine-Months Ended
                                               ------------------------------   ----------------------------
                                                 March 27,       March 27,       March 27,       March 27,
                                                   1998            1997             1998           1997
                                               -------------  ---------------   ------------   -------------

                                                                  (In thousands, except share
                                                                              data)
Revenues
    Commissions                                 $   226,067      $   191,817    $   670,007     $   536,971
    Principal transactions                          452,742          407,336      1,234,768       1,131,467
    Investment banking                              197,407          188,706        695,619         480,538
    Interest and dividends                        1,037,202          712,685      3,083,071       2,118,552
    Other income                                     14,203           10,757         50,228          36,456
                                               -------------  ---------------   ------------   -------------
       Total Revenues                             1,927,621        1,511,301      5,733,693       4,303,984
    Interest expense                                877,392          576,836      2,613,611       1,740,701
                                               -------------  ---------------   ------------   -------------
    Revenues, net of interest expense             1,050,229          934,465      3,120,082       2,563,283
                                               -------------  ---------------   ------------   -------------

Non-interest expenses
    Employee compensation and benefits              513,254          464,596      1,548,244       1,265,793
    Floor brokerage, exchange
      and clearance fees                             40,975           36,587        124,082         102,600
    Communications                                   31,898           26,085         88,855          75,419
    Depreciation and amortization                    29,375           22,533         82,819          63,951
    Occupancy                                        25,962           22,658         74,895          65,949
    Advertising and market development               22,680           15,890         58,691          47,329
    Data processing and equipment                    11,919           10,019         36,613          25,780
    Other expenses                                  108,443           60,322        313,417         171,615
                                               -------------  ---------------   ------------   -------------
       Total non-interest expenses                  784,506          658,690      2,327,616       1,818,436
                                               -------------  ---------------   ------------   -------------

    Income before provision for
      income taxes                                  265,723          275,775        792,466         744,847
    Provision for income taxes                       99,404          110,294        304,307         294,405
                                               -------------  ---------------   ------------   -------------

    Net income                                   $  166,319      $   165,481    $   488,159       $ 450,442
                                               =============  ===============   ============   =============
    Net income applicable to
      common shares                                 157,193          159,552        467,184         432,543
                                               =============  ===============   ============   =============

    Earnings per share                           $     1.15      $      1.14    $      3.37       $    3.05
                                               =============  ===============   ============   =============
    Weighted average common and
      common equivalent shares
      outstanding                               150,084,539      146,932,199    151,899,468     148,978,719
                                               =============  ===============   ============   =============

    Cash dividends declared
      per common share                           $     0.15      $      0.14    $      0.45       $    0.43
                                               =============  ===============   ============   =============

See Notes to Consolidated Financial Statements.


                                  THE BEAR STEARNS COMPANIES INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                    Nine-Months Ended
                                                              ------------------------------
                                                                 March 27,       March 27,
                                                                   1998             1997
                                                              ---------------   ------------
                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   488,159    $   450,442
Adjustments to reconcile net income to cash used in
          operating activities:
       Depreciation and amortization                                  82,819         63,951
       Deferred income taxes                                         (87,962)       (74,804)
       Other                                                          85,475         57,119
(Increases) decreases in operating assets:
       Cash and securities deposited with clearing
          organizations or segregated in compliance
          with federal regulations                                  (398,398)       327,217
       Securities purchased under agreements to resell            (9,729,084)    (4,592,958)
       Securities borrowed                                       (11,844,587)    (4,689,826)
       Receivables:
         Customers                                                (5,040,248)      (697,726)
         Brokers, dealers and others                                (115,716)    (2,154,686)
       Financial instruments owned                                (9,837,709)   (13,029,174)
       Other assets                                                 (100,229)       118,307
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase             13,736,778      8,789,664
       Payables:
         Customers                                                 7,865,352      4,591,730
         Brokers, dealers and others                               1,100,571       (274,862)
       Financial instruments sold, but not yet purchased           6,679,454      6,832,070
       Accrued employee compensation and benefits                    104,422         81,023
       Other liabilities and accrued expenses                        259,077       (194,832)
                                                              ---------------   ------------
Cash used in operating activities                                 (6,751,826)    (4,397,345)
                                                              ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                            2,043,934      3,424,778
Issuance of long-term borrowings                                   5,178,436      1,942,402
Net proceeds from issuance of subsidiary securities                      -          199,884
Net proceeds from issuance of Cumulative
   Preferred Stock, Series E                                         245,000           -
Capital Accumulation Plan                                             51,010           -
Common Stock distributions                                             7,552             15
Note repayment from ESOP Trust                                         6,587          6,099
Payments for:
   Retirement of Senior Notes                                     (1,147,105)      (767,984)
   Treasury stock purchases                                         (179,976)      (154,339)
Cash dividends paid                                                  (70,348)       (70,200)
                                                              ---------------   ------------
Cash provided by financing activities                              6,135,090      4,580,655
                                                              ---------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                     (157,901)       (85,817)
Purchases of investment securities and other assets                  (96,061)       (42,442)
Proceeds from sales of investment securities and other
   assets                                                              5,402          3,737
                                                              ---------------   ------------
Cash used in investing activities                                   (248,560)      (124,522)
                                                              ---------------   ------------

Net (decrease) increase in cash and cash equivalents                (865,296)        58,788
Cash and cash equivalents, beginning of period                     1,249,132        127,847
                                                              ---------------   ------------

Cash and cash equivalents, end of period                         $   383,836    $   186,635
                                                              ===============   ============

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:
                                                March 27,           June 30,
In thousands                                      1998                1997
-------------------------------------------------------------------------------

   Financial instruments owned:

       US government and agency                $ 9,188,501       $  9,163,407
       Other sovereign governments               6,359,891          1,847,691
       Corporate equity and convertible debt    12,479,543         11,280,199
       Corporate debt                            4,523,007          4,961,737
       Derivative financial instruments          4,055,429          2,780,231
       Mortgages and other mortgage-backed
         securities                             13,032,447          7,858,200
       Other                                       701,573            545,815
                                                   -------            -------
                                              $ 50,340,391       $ 38,437,280
                                              ============       ============
   Financial instruments sold, but not yet purchased:

       US government and agency                $ 9,012,839      $   8,687,884
       Other sovereign governments               6,326,646          1,479,278
       Corporate equity                          4,698,671          4,985,396
       Corporate debt                              918,506          1,099,700
       Derivative financial instruments          6,568,023          4,412,986
       Other                                        40,538            119,552
                                                    ------            -------
                                              $ 27,565,223       $ 20,784,796
                                              ============       ============

     The adoption of Statement of Financial Accounting Standards ("SFAS") 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," has increased Financial instruments owned by approximately $2.2 billion of which Other sovereign governments increased by $1.6 billion and
     U.S.   government  and  agency  increased  by  $450  million.   Financial
     instruments sold, but not yet purchased increased by approximately $300 million principally consisting of U.S. governments and agencies. The remaining increases were not material.

                          THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

At March 27, 1998, the Company was contingently liable for unsecured letters of credit of approximately $2.1 billion and letters of credit of approximately $114.5 million secured by financial instruments that are principally used as deposits for securities borrowed and to satisfy margin deposits at option and commodity exchanges.

The Company is contingently liable pursuant to an unconditional guaranty of commercial paper issued by a third party. The commercial paper is supported by participations in the right to the return of cash collateral posted in securities lending transactions. The Company's risk is partially mitigated by securities pledged under such agreements. At March 27, 1998, the Company was contingently liable for approximately $5.0 billion under such guaranty.

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

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Bear Stearns and BSSC have consistently operated in excess of the minimum net capital requirements imposed by the capital rules. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At March 27, 1998, Bear Stearns' net capital, as defined, of $1.3 billion exceeded the minimum requirement by $1.27 billion.

    Bear Stearns International Limited ("BSIL") and certain other wholly owned, London-based subsidiaries are subject to regulatory capital requirements of the Securities and Futures Authority.

                           THE BEAR STEARNS COMPANIES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

5.  EARNINGS PER SHARE

    EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period presented. Common shares include the assumed distribution of shares of common stock issued or issuable under various employee benefit plans including certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the nine-months ended March 27, 1998 and March 27, 1997. Income taxes paid totaled $432.2 million and $329.2 million for the nine-months ended March 27, 1998 and March 27, 1997, respectively.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to market risk, which includes interest rate, exchange rate, equity price and commodity price risk. SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instruments with similar characteristics such as caps, floors and collars. Generally these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

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

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments as of March 27, 1998 and June 30, 1997:


                                                       March 27,     June 30,
    In billions                                          1998          1997
    ---------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options, swaptions,
              caps, collars, and floors                 $266.7        $208.3
         Futures contracts                                56.2          34.3
         Options held                                      5.1           4.0
         Options written                                   1.9           0.7

      Foreign Exchange:
         Futures contracts                                22.2          19.9
         Forward contracts                                12.8          13.6
         Options held                                     16.0          10.0
         Options written                                  11.5           9.4

      Mortgage-Backed Securities:
         Forward Contracts                                74.7          40.5

      Equity:
          Swap agreements                                 13.8           6.0
          Futures contracts                                0.9           0.6
          Options held                                     5.0           2.8
          Options written                                  3.7           2.9

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

    The fair values of derivative financial instruments held or issued for trading purposes as of March 27, 1998 and June 30, 1997 were as follows:

                                     March 27,              June 30,
                                       1998                  1997
                              --------------------------------------------------
    In millions               Assets     Liabilities    Assets     Liabilities
    ----------------------------------------------------------------------------
      Swap agreements           $965      $1,462         $730       $1,250
      Futures and forward
         contracts               306         233          172          248
      Options held             2,789                    1,880
      Options written                      4,919                     2,927


    The average monthly fair values of the derivative financial instruments for the nine-months ended March 27, 1998 and the fiscal year ended June 30, 1997 were as follows:

                                     March 27,               June 30,
                                       1998                   1997
                                ------------------------------------------------
    In millions               Assets    Liabilities      Assets    Liabilities
    ----------------------------------------------------------------------------
      Swap agreements          $1,013      $1,360        $ 734       $1,029
      Futures and forward
         contracts                306         298          245          218
      Options held              2,493                    1,120
      Options written                       3,862                     1,657

The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Generally, options written do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position after consideration of collateral at March 27, 1998 and June 30, 1997 was approximately $1,389.0 million and $540.8 million, respectively.

8. TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
    EXTINGUISHMENTS OF LIABILITIES

     As of January 1, 1998, the Company adopted SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was effective for transfers and pledges of certain financial assets and collateral made after December 31, 1997. The adoption of SFAS 127 created additional assets and liabilities on the Company's Consolidated Statement of Financial Condition related to the recognition of securities provided and received as collateral. At March 27, 1998, the impact of SFAS 127 on the Company's Consolidated Statement of Financial Condition was an increase to total assets and total liabilities of $8,496.0 million. This was reflected in the Company's Consolidated Statement of Cash Flows for the nine-months ended March 27, 1998 as a non-cash item.

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

Three-Months Ended March 27, 1998 Compared to March 27, 1997

     Favorable economic and market conditions characterized the March 1998 quarter reflecting a stable interest rate environment and a steadily growing U.S. economic operating environment. Net income in the 1998 quarter was $166.3 million, an increase of 0.5% from the $165.5 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 12.4% to $1,050.2 million from $934.5 million in the 1997 quarter. This increase was attributable to increases in all revenue categories. Earnings per share were $1.15 for the 1998 quarter versus $1.14 for the comparable 1997 quarter.

     Commission revenues increased 17.9% in the 1998 quarter to $226.1 million from $191.8 million in the comparable 1997 quarter. The Company benefited from a 21.8% increase in average daily NYSE volume and a 19.0% increase in average daily OTC volume in the 1998 quarter from the 1997 quarter. Commission revenues derived from the firm's institutional equities, private client services and securities clearance revenues all increased.

Revenues from principal transactions increased 11.1% in the 1998 quarter to $452.7 million from $407.3 million in the comparable 1997 quarter, reflecting increases in revenues derived from the Company's equity activities, principally in the convertible bonds, risk arbitrage and international equities areas. Revenues derived from the Company's fixed income activities remained relatively constant with increases in the high yield and government bond securities areas offset by decreases in the corporate bonds, mortgage-backed securities and emerging markets areas. Revenues derived from the Company's foreign exchange & other derivative financial instruments activities in the 1998 quarter also remained relatively constant from the comparable 1997 quarter.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                 Three-Months Ended      Three-Months Ended
                                   March 27, 1998           March 27, 1997
                                   --------------           --------------

Fixed Income                         $ 227,364                $ 225,693
Equity                                 152,206                  104,855
Foreign Exchange & Other
 Derivative Financial Instruments       73,172                   76,788
                                       ------                    ------
                                     $ 452,742                $ 407,336
                                     =========-               =========


Investment banking revenues increased 4.6% to $197.4 million in the 1998 quarter from $188.7 million in the comparable 1997 quarter. This increase reflected an increase in underwriting revenues, offset by a decrease in merger and acquisition fees and advisory fees. The increase in underwriting revenues was principally due to increased levels of high yield and municipals new issue volume partially offset by a decrease in emerging markets new issue volume as compared to the 1997 quarter.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 17.6% to $159.8 million in the 1998 quarter from $135.8 million in the comparable 1997 quarter. This increase was primarily attributable to higher levels of margin debt and customer short activity. Average margin debt increased to $45.8 billion in the 1998 quarter from $31.7 billion in the comparable 1997 quarter and average customer shorts increased to $57.5 billion from $40.5 billion. Average free credit balances increased to $11.5 billion in the 1998 quarter from $8.1 billion in the comparable 1997 quarter.

Employee compensation and benefits increased 10.5% to $513.3 million in the 1998 quarter from $464.6 million in the comparable 1997 quarter. The increase was attributable to an increase in discretionary bonuses and salesmen's commissions related to increased revenues. Employee compensation and benefits, as a percentage of net revenues, decreased to 48.9% in the 1998 quarter from 49.7% in the comparable 1997 quarter.

All other expenses increased 39.8% to $271.3 million in the 1998 quarter from $194.1 million in the comparable 1997 quarter. Floor brokerage, exchange and clearance fees increased $4.4 million or 12.0% in the 1998 quarter from the comparable 1997 quarter reflecting the increase in the volume of securities transactions processed. Depreciation expense increased reflecting computer equipment upgrades. The increase in other operating expenses was primarily related to increases in accruals for expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan"), EDP professional fees and legal expenses. EDP professional fees increased due to additional consultants hired for various technology initiatives, including costs relating to the Year 2000 Issue.

The Company's effective tax rate decreased to 37.4% in the 1998 quarter compared to 40.0% in the comparable 1997 quarter due to a higher level of tax preference items in the 1998 quarter.

Nine-Months Ended March 27, 1998
Compared to March 27, 1997

Net income for the nine-months ended March 27, 1998 was $488.2 million, an increase of 8.4% from $450.4 million for the comparable 1997 period. Revenues, net of interest expense ("net revenues"), increased 21.7% to $3.1 billion in the 1998 period from $2.6 billion in the 1997 period. The increase was attributable to increases in all revenue categories, particularly investment banking and commissions. Earnings per share were $3.37 for the 1998 period versus $3.05 for the comparable 1997 period.

Commission revenues increased 24.8% in the 1998 period to $670.0 million from $537.0 million in the comparable 1997 period. The Company benefited from an increase in the average daily NYSE volume and average daily OTC volume in the 1998 period. As a result, revenues from the firm's institutional equities and private client services increased as well as securities clearance revenues.

Revenues from principal transactions increased 9.1% in the 1998 period to $1,234.8 million from $1,131.5 million in the comparable 1997 period, reflecting increases in revenues derived from the Company's equity activities, principally the convertible bonds and risk arbitrage areas. Additionally, principal transaction revenues derived from foreign exchange and derivative activities increased in the 1998 period. The increase in revenues from these activities was partially offset by decreases in revenues derived from the Company's fixed income activities, principally mortgage-backed securities and corporate bonds.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                  Nine-Months Ended        Nine-Months Ended
                                   March 27, 1998            March 27, 1997
                                  ---------------            --------------

Fixed Income                          $ 668,488                $ 700,060
Equity                                  353,401                  261,345
Foreign Exchange & Other
 Derivative Financial Instruments       212,879                  170,062
                                        -------                  -------
                                     $1,234,768               $1,131,467
                                     ==========               ==========



Investment banking revenues increased 44.8% to $695.6 million in the 1998 period from $480.5 million in the comparable 1997 period. This increase reflected an increase in merger and acquisition fees and advisory fees as well as an increase in underwriting revenues. The increase in underwriting revenues was principally due to increased levels of equity and high yield new issue volume as compared to the 1997 period.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 24.2% to $469.5 million in the 1998 period from $377.9 million in the comparable 1997 period. This increase was primarily attributable to higher levels of margin debt and customer short activity. Average margin debt increased to $44.3 billion in the 1998 period from $29.1 billion in the comparable 1997 period and average customer shorts increased to $54.9 billion from $37.5 billion. Average free credit balances increased to
$10.6  billion  in the 1998  period  from $7.8  billion in the  comparable  1997 period.

Employee compensation and benefits increased 22.3% to $1,548.2 million in the 1998 period from $1,265.8 million in the comparable 1997 period. The increase was attributable to higher incentive and discretionary bonus accruals and an increase in salesmen's commissions resulting from increased revenues. Employee compensation and benefits, as a percentage of net revenues, increased to 49.6% in the 1998 period from 49.4% in the comparable 1997 period.

All other expenses increased 41.0% to $779.4 million in the 1998 period from $552.6 million in the comparable 1997 period. Floor brokerage, exchange and clearance fees increased $21.5 million or 20.9% in the 1998 period from the comparable 1997 period reflecting the increase in the volume of securities transactions processed. Expenses related to depreciation and data processing increased reflecting computer equipment upgrades. The increase in other operating expenses was primarily related to increases in accruals for expenses associated with the CAP Plan, EDP professional fees and legal expenses. EDP professional fees increased due to additional consultants hired for various technology initiatives, including costs relating to the Year 2000 Issue.

The Company's effective tax rate decreased to 38.4% in the 1998 period compared to 39.5% in the comparable 1997 period due to a higher level of tax preference items in the 1998 period.

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

     The Company's total assets at March 27, 1998 increased to $166.4 billion from $121.4 billion at June 30, 1997. The increase is primarily attributable to the growth in securities borrowed, financial instruments owned, at fair value, and securities purchased under agreements to resell. Approximately $8.5 billion of the increase in total assets was related to the Company's adoption of SFAS
127. The adoption of SFAS 127 increased both total assets and total liabilities by the same amount and did not require any additional funding.

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

The Company continued to increase the utilization of its medium-term note financing in order to extend maturities of its debt and achieve additional diversification of its funding sources. An increase in the Company's Euro-Dragon Medium Term Note Programme from $3.5 billion to $5.0 billion became effective in April 1998. In addition to short-term funding sources, the Company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing. During the nine-months ended March 27, 1998 the Company issued $5.2 billion in long-term debt which, net of retirements, served to increase long-term debt to $12.2 billion at March 27, 1998 from $8.1 billion at June 30, 1997. The substantial increase in long-term borrowings reflects the Company's intent to further extend maturities to finance balance sheet growth and favorable market conditions for issuance.

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

As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $3.7 billion which permits borrowing on a secured basis by Bear Stearns & Co. Inc. ("Bear Stearns"), Bear Stearns Securities Corp. ("BSSC") and certain affiliates. The facility provides that up to $1.85 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1998 . There were no borrowings outstanding under the facility at March 27, 1998.

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

During the nine-months ended March 27, 1998, the Company repurchased 4,278,141 shares of Common Stock in connection with the CAP Plan at a cost of approximately $183.6 million. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the CAP Plan. In accordance with the terms of the CAP Plan, the Company will distribute to CAP Plan participants approximately 3.8 million shares of common stock on or after June 30, 1998. These shares represent CAP Units which were previously credited to their respective accounts and have reached the end of their deferral period. Repurchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of May 7, 1998 there have been no purchases under the Repurchase Plan.

On April 21, 1998, the Company issued 4,000,000 depositary shares representing 1,000,000 shares of Cumulative Preferred Stock, Series F ("Series F Preferred Stock"), having an aggregate liquidation preference of $200,000,000. Each depositary share represents a one-fourth interest in a share of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable at an annual rate of 5.72%. Series F Preferred Stock is redeemable at the option of the Company at any time on or after April 15, 2008, in whole or in part, at a redemption price of $200 per share (equivalent to $50 per depositary share), plus accrued but unpaid dividends to the redemption date.

On May 5, 1998, the Company redeemed 7,500,000 depositary shares representing 937,500 shares of 7.88% Cumulative Preferred Stock, Series B for a redemption price of $25 per depositary share plus accrued and unpaid dividends of $0.1094 per depositary share.

Cash Flows

Cash and cash equivalents decreased by $865.3 million during the nine-months ended March 27, 1998 to $383.8 million. Cash used in operating activities during the nine-months ended March 27, 1998 was $6.8 billion, mainly representing increases in securities borrowed, financial instruments owned and securities purchased under agreements to resell partially offset by increases in securities sold under agreements to repurchase, financial instruments sold, but not yet purchased and payables to customers and brokers, dealers and others. Financing activities provided cash of $6.1 billion, primarily derived from issuance of long-term borrowings and proceeds from short-term borrowings partially offset by retirement of senior notes.

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

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At March 27, 1998, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At March 27, 1998, the Company held high yield securities of $2.7 billion in long inventory and $203.4 million in short inventory.

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

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and after, and the Company has determined that it needs to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

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

EMU

Europe's Economic and Monetary Union ("EMU") will result in the replacement of certain European currencies with "Euro." The Company is addressing the technological implications that will result from EMU. Costs associated with EMU are being expensed by the Company during the period in which they are incurred.

Effects of Statement of Financial Accounting Standards

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pensions and other postretirement benefit plan disclosures. The Statement is effective for fiscal years beginning after December 15, 1997. The effect of SFAS 132 is not expected to be material to the Company's financial statement disclosures.

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

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a Monte Carlo value at risk approach. For interest rates, each country's yield curve has five factors which describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Inter-country correlations were also used. Equity price risk was measured using a historical value at risk for June 1997 and a combination of historical and Monte Carlo value at risk approaches commencing March 1998. The effect of this change in approach was not material. Equity derivatives were treated as correlated with various indices, of which the Company used approximately forty. Parameter estimates, such as volatilities and correlations, were based on daily tests through March 27, 1998. The total value at risk presented below is less than the sum of the individual components due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                    March 27,         June 30,
in millions                           1998              1997
-----------                           -----             -----
MARKET RISK
         Interest                   $  9.6             $ 11.6
         Currency                      2.0                3.2
         Equity                        8.1                8.9
         Diversification   benefit    (7.0)              (8.7)
                                      -----             ------
            Total                   $ 12.7             $ 15.0
                                     ======             ======

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

PART II - Other Information

Item 1. Legal Proceedings

A.I.A. Holding, S.A., et al. v. Lehman Brothers, Inc., et al.

As previously reported in the Company's 1997 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On March 27, 1998, the court dismissed plaintiffs' claims for negligence and negligent misrepresentation with prejudice and dismissed plaintiffs' claims for fraud, constructive fraud, aiding and abetting fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty with leave to replead.

A.R. Baron & Company, Inc.

As previously reported in the Company's 1997 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On January 13, 1998, the Berwecky and Perry cases were consolidated for all purposes and lead plaintiffs and lead counsel for plaintiffs were appointed. On April 1, 1998, an amended consolidated class action complaint was filed alleging the same claims against the same defendants as were asserted in the pre-consolidated complaints. Plaintiffs purport to represent a class consisting of all persons who acquired Baron securities from Baron between July 20, 1995 and June 28, 1996. Damages in an unspecified amount are sought.

Deutch v. Silverman, et al.

On April 27, 1998, a shareholder of Cendant Corp. ("Cendant") commenced a purported derivative action on behalf of Cendant in the United States District Court for the District of New Jersey against Bear Stearns Companies Inc., Bear, Stearns & Company, Inc., and certain present and former directors and/or officers of Cendant, CUC International, Inc. ("CUC") and/or HFS, Inc. ("HFS"). The Complaint alleges, among other things, that the Bear Stearns defendants committed gross negligence in connection with acting as a financial advisor to HFS with respect to a merger between CUC and HFS. Damages in an unspecified amount are sought.

In re Granite Partners, L.P., Granite Corportation and Quartz Hedge Fund

As previously reported in the Company's 1997 Form 10-K and Form 10-Q for the second quarter of 1998, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On March 19, 1998, plaintiffs' motions for class certification in the Primavera and Montpellier actions was denied.

NASDAQ Antitrust Litigation

As previously reported in the Company's 1997 Form 10-K and 1998 Form 10-Qs, over 30 market-makers, including Bear Stearns, are defendants in litigation pending in the United States District Court for the Southern District of New York.

On March 23, 1998, plaintiffs and the class agreed to a proposed settlement with the one defendant that had not settled previously, and on March 30, 1998, the court preliminarily approved the settlement.

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

                            (i)A Current  Report on Form 8-K dated  January  14,
                               1998, pertaining to an exhibit related to the Company's 6.15% Cumulative Preferred Stock, Series E.

                            (ii) A Current  Report on Form 8-K dated January 15,
                               1998, pertaining to the Company's results of operations for the six-months ended December 31, 1997.

                            (iii) A Current Report on Form 8-K dated January 21,
                               1998, pertaining to the declaration of quarterly dividends.

                            (iv) A Current  Report on Form 8-K dated January 21,
                               1998, pertaining to an opinion of Weil, Gotshal & Manges LLP as to tax matters related to the Company's Medium Term Note Program.

                            (v)A Current  Report on Form 8-K dated  January  30,
                               1998, pertaining to the Supplemental Indenture to the Indenture, dated May 31, 1991, between the Company and The Chase Manhattan Bank.

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



                                         The Bear Stearns Companies Inc.
                                                  (Registrant)





Date:  May 8, 1998                    By:  /s/ Samuel L. Molinaro Jr.
                                           --------------------------
                                           Samuel L. Molinaro Jr.
                                           Senior Vice President - Finance
                                           and Chief Financial Officer

                           THE BEAR STEARNS COMPANIES INC.

                                      FORM 10-Q

                                    Exhibit Index

Exhibit No.                         Description
                                                                           Page
         (11)      Statement Re Computation of Per Share Earnings           30
         (12)      Statement Re Computation of Earnings to Fixed Charges    31
         (27)      Financial Data Schedule                                  32