Form 10-K
period 1998-06-30
BEAR STEARNS COMPANIES INC
filed 1998-09-28
CIK 777001

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-K
                                    ---------


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1998.

                                       Or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ___________

                         Commission file number: 1-8989

                         THE BEAR STEARNS COMPANIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                       13-3286161
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


Securities registered pursuant to Section 12(b) of the Act:

                                                                                           Name of Each Exchange
                   Title of Each Class                                                     on Which Registered
                   -------------------                                                     -------------------
Common Stock, par value $1.00 per share                                                New York Stock Exchange
Adjustable Rate Cumulative                                                             New York Stock Exchange
     Preferred Stock, Series A
Depositary Shares, each representing                                                   New York Stock Exchange
     a one-fourth interest in a share of
     6.15% Cumulative Preferred Stock,
     Series E
Depositary Shares, each representing a one-fourth interest in                          New York Stock Exchange
     a share of 5.72% Cumulative Preferred Stock,
     Series F
Depositary Shares,  each  representing  a one-fourth  interest in                      New York Stock Exchange
     a share of 5.49% Cumulative Preferred Stock, Series G
9-3/8% Senior Notes Due 2001                                                           New York Stock Exchange
Customized Upside Basket Securities                                                    American Stock Exchange
     Due 1998
S&P Linked Notes Due 2003                                                           Chicago Board Options Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At September 3, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,980,847,763. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

On September 3, 1998, the registrant had outstanding 115,249,599 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 1998 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held October 29, 1998, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended June 30, 1998.

================================================================================

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

     (b)  Financial Information About Industry Segments

     The Company's business activities are highly integrated and constitute a single industry segment. During each of the three successive fiscal years ended June 30, 1998, classes of similar products or services represented less than 10% of consolidated revenues, operating profit, and assets. Financial information regarding the Company's foreign operations for each of these fiscal years is set forth under the Notes to the Consolidated Financial Statements in Footnote 13, entitled "Segment and Geographic Area Data," in the registrant's 1998 Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference to Exhibit No. (13) of this report.

     (c)  Narrative Description of Business

     The Company is a holding company which through its principal subsidiaries, Bear Stearns and BSSC, is a leading United States investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. The business of the Company includes: market-making and trading in corporate, United States Government, government agency, mortgage-related, asset-backed and municipal securities; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities and commodities arbitrage; securities, options and commodities brokerage; underwriting and distributing securities; providing securities clearance services; financing customer activities; securities lending; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; providing other financial advisory services; making principal investments in leveraged acquisitions; acting as specialist on the floor of the New York Stock Exchange ("NYSE"); providing fiduciary and other services, such as real estate brokerage, investment management and investment advisory; and securities research.

     The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco; from representative offices in Beijing, Geneva, Hong Kong, Lugano and Shanghai; through international subsidiaries in Buenos Aires, Dublin, Hong Kong, London, Paris, Sao Paulo, Singapore and Tokyo; and through joint ventures with other firms in Belgium, Madrid, Paris and the Philippines. The Company's foreign offices provide services and engage in investment activities involving foreign clients and international transactions. The Company provides trust company services through its subsidiary, Custodial Trust Company ("CTC"), located in Princeton, New Jersey.

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

     As of June 30, 1998, the Company had approximately 9,200 employees.

Securities Trading Activities

     General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: corporate debt and equity securities, United States and foreign government securities, government agency securities, mortgages and mortgage-backed securities, other asset-backed securities, municipal and other tax-exempt securities, and interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the United States in fixed income securities, including United States government and agency securities, mortgage-backed securities, and corporate and municipal securities. Inventories of fixed income, listed-equity, and over-the-counter equity securities are carried to facilitate sales to customers and other dealers.

     United States Government and Agency Obligations. The Company is recognized by the Federal Reserve Bank of New York as a primary dealer in United States Government, government-guaranteed and agency obligations, and similar
instruments.   The  Company  participates  in  the  auction  of,  and  maintains proprietary positions in, United States Treasury bills, notes, bonds, and stripped-coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of various United States government-agency and sponsored-corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge its proprietary positions. As a primary dealer, Bear Stearns furnishes weekly reports of its inventory positions and market transactions in United States government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Bank's open-market activities. The Company's daily trading inventory in United States government, government-guaranteed and agency obligations is mainly financed through the use of repurchase agreements. In addition, the Company engages in matched book activities, which involve acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements, reverse repurchase agreements and securities borrowed. The objective of this matched book activity is to earn a positive spread between interest rate differentials.

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

     The Company trades GNMA, FNMA and FHLMC "to be announced securities" -- securities having a stated coupon and the original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction. The Company buys and sells such securities for its own account in transactions with institutional and individual customers, as well as with other dealers. Under the Company's trading agreements, the Company generally has the right to request margin from its counterparty.

     The Company, through various special-purpose subsidiaries, purchases, sells, and services entire loan portfolios of varying quality. These portfolios are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is performed by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade. Loan collection is emphasized for the non-investment-grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure unit will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate that has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure unit maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. In addition, special-purpose subsidiaries issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

     The Company also operates a commercial mortgage conduit that originates and accumulates commercial mortgage loans for the purpose of securitizing its production. After receipt of loan applications, extensive credit underwriting reviews are conducted. After completing pricing analysis and successful negotiations, the loan will "close" and be included in an ensuing securitization. The Company does not retain any exposure to real estate risk subsequent to securitizing and selling the deal, but does have exposure to the performance of the underlying real estate after closing and prior to securitization.

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

     Arbitrage. The Company engages for its own account in both "classic" and "risk" securities-arbitrage. The Company's risk arbitrage activity generally involves the purchase of a security at a discount from a value which is expected to be realized if a proposed or anticipated merger, recapitalization, tender or exchange offer is consummated. In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a later date, and (iv) between the prices of securities with contracts settling on differing dates.

     Block Trading. The Company effects transactions in large blocks of securities exceeding 50,000 shares, mainly with institutional customers. The Company also provides customers execution capabilities for baskets of equity securities using sophisticated computer systems. Transactions are handled on an agency basis whenever possible, but the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available.

     Strategic Structuring and Transactions (SST). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets across a wide spectrum of equity and commodity securities including listed and over-the-counter ("OTC") options, futures and swaps.

     Foreign Exchange. The Company trades in foreign exchange, including: major and minor currencies on a spot and forward basis, listed and over-the-counter foreign currency options, and foreign currency futures. Currency option strategies are made available to customers to help them meet their specific risk management objectives.

     Derivatives. The Company runs a customer driven business that focuses on individually-negotiated derivative instruments across the fixed income, currency, credit, and equity markets. Among the products in which the Company is most active are interest rate swaps and options, equity swaps and options, currency swaps and options, credit derivatives, and tax-exempt derivatives. The Company also structures products that combine derivatives having both privately- and publicly-placed debt and/or equity components. By tailoring products across the spectrum of derivatives markets, the Company designs solutions to meet customer asset-liability management, investment, and capital market needs.

     Over-the-Counter Equity Securities. The Company makes markets on a principal basis in common and preferred stocks, warrants, and other securities traded on the NASD's Automated Quotation System and otherwise in the over-the-counter market. Principal transactions with customers are effected at a net price equal to the prevailing inter-dealer price, plus or minus a mark-up or mark-down.

     Emerging Markets. The Company provides financial services in various emerging markets worldwide including: securities brokerage, equity and fixed income trading and sales, securities research; and a full range of investment banking, capital formation and advisory services. As part of these activities, the Company manages and participates in public offerings and arranges the private placement of debt and equity securities with institutional investors. The markets currently covered by the Company include Latin America, Asia, and Europe.

     Specialist Activities. The Company is a participant in a specialist unit on the NYSE that performs specialist functions in 144 NYSE-listed stocks. This market-making operation is conducted through a joint venture with a member organization pursuant to a joint-account agreement. The market-making function of the specialist involves risk of loss during periods of market fluctuation, since specialists are obliged to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

Brokerage Activities

     A major portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity and debt securities. The Company is one of the leading firms in the United States in providing brokerage services to institutional investors. The Company's brokerage clients include United States and foreign institutional investors such as investment advisors, mutual funds, hedge funds, commercial banks, insurance companies, pension and profit-sharing funds, and high net-worth individuals. A significant portion of the Company's commission business is generated by institutional clients -- often in block trades requiring special marketing and trading expertise -- and from transactions originated by the correspondent organizations for whom the Company provides securities-clearance services. The largest portion of the Company's commission revenue is derived from brokerage transactions in listed securities.

     Institutional. A substantial portion of the Company's commission business involves the execution of transactions in corporate securities for domestic and foreign institutional investors. The primary source of revenue from equity activities is negotiated commission revenue earned from providing customers with liquidity, trading expertise, trade-processing capability, and investment advice. Investment advice includes economic forecasts, industry and company analyses, overall strategic guidance and Company recommendations.

     Individual Investors. The Company's individual investor sales force concentrates on servicing individual clients possessing a high net-worth and on servicing corporations engaging in securities transactions of a size sufficient to benefit from the Company's full range of institutional-caliber services.

     Option and Index Products. The Company provides an array of equity and index option-related execution services to institutional and individual clients. The Company utilizes sophisticated research and computer modeling to formulate for clients specific recommendations relating to options and index trading.

     Futures. The Company provides transaction services for customers who trade contracts in futures, financial instruments and physical commodities, including options on futures, and physical products. These products are based on selected stock indices, fixed income securities, currencies, agricultural and energy products and precious metals. Domestic trading is subject to extensive regulation by the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International trading activities are subject to regulation by the respective regulatory authorities in the locations where the futures or commodity exchanges reside, including the Securities and Futures Authority ("SFA") in the United Kingdom.

     The margin requirements covering substantially all transactions in futures and options contracts are subject to the particular exchange's regulations. In the United States, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company is a member of the International Petroleum Exchange ("IPE"), the London Commodity Exchange ("LCE"), the London International Financial Futures Exchange ("LIFFE") and OMLX, The London Securities & Derivatives Exchange ("OMLX"). The Company also has memberships with Marche a Terme International de France, SA ("MATIF") and the Deutsche Terminborse in Europe. In Japan, memberships are held with the Tokyo Stock Exchange, the Osaka Stock Exchange and the Tokyo International Financial Futures Exchange for clearing Japanese Government bond futures, for clearing Japanese stock index products and for executing currency futures, respectively.

     International. Bear Stearns International Limited ("BSIL") is a securities broker dealer based in London. Its principal activities are dealing on both a principal and agency basis in bonds, equities and derivatives, along with underwriting and investment banking. BSIL is regulated by the SFA, and is a member of LIFFE, OLMX, the IPE and the LCE. Another London subsidiary, Bear Stearns International Trading Limited ("BSIT"), is a market-maker in various non-dollar-denominated equity securities. BSIT is a member of the London Stock Exchange and Stock Exchange Automated Quotations International ("SEAQ"). BSIT is also regulated by the SFA.

     The Company's French subsidiary is Bear Stearns Finance S.A. ("BSFSA"). BSFSA is a "Societe Financiere" regulated by Banque de France and Commission Bancaire. BSFSA is a clearing member of the MATIF and is primarily engaged in equity sales and bond underwriting.

     Bear Stearns Bank plc (the "Bank") is an Irish based bank, which was incorporated in 1996 and subsequently granted a banking license under Section 9 of the Irish Central Bank Act, 1971. The Bank engages in capital markets activities with particular focus on the trading and sales of OTC interest rate derivative products.

     Bear Stearns (Japan) Ltd. ("BSJL") is a broker dealer registered with the Japanese Ministry of Finance. BSJL sells equity and fixed income securities to Japanese institutional customers. BSJL has a special membership on the Tokyo Stock Exchange and is a regular member of the Osaka Stock Exchange. Bear Stearns Hong Kong Ltd. is a member of the Securities and Futures Commission and sells U.S. commodities to retail customers. Bear Stearns Asia Ltd. is a member of the Stock Exchange of Hong Kong and sells equity and fixed income securities and derivative products to institutional and retail customers in Asia (excluding Japan) and also provides investment banking services to institutional clients. Bear Stearns Singapore Pte. Limited is a broker dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities, including derivatives, to institutional investors in Singapore, Southeast Asia, Australia and New Zealand.

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

     The Company's strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include financial services, health care, media/entertainment, merchandising, natural resources, pharmaceuticals, real estate, gaming and lodging, technology and telecommunications. These groups are responsible for initiating, developing and maintaining client relationships, and for executing transactions involving these clients. The Company has focused primarily on those industries in which the Company also has a strong research capability.

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

Securities Clearance Activities

     The Company provides a full range of securities clearing services to clients. Organizations that are engaged in the retail or institutional brokerage business and are members of the NYSE and/or NASD comprise one category of correspondent clearing clients called "fully-disclosed correspondents." In addition, the Company has extensive involvement in the clearing of securities transactions for "professional clearing clients" such as: hedge funds, market-makers, specialists, arbitrageurs, money managers, and other professional investors trading at multiple securities firms.

     Besides commissions and service charges realized from securities clearing activities, the Company also earns substantial amounts of interest income. The Company extends credit directly to the customers of correspondent firms in order to facilitate the conduct of customer securities transactions on a margin basis. The correspondents indemnify the Company against margin losses on customer accounts. The Company also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since the Company must rely on the guarantees and general credit of the correspondents, the Company may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities. The clearing business for hedge funds, market-makers, arbitrageurs, specialists, and other professional traders can require a substantial commitment of the Company's capital involving varying degrees of risk. The Company has developed computerized control systems to monitor and analyze risk on a daily basis.

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

Interest

     The Company derives substantial net-interest income from customer margin loans and securities lending.

     Customer Financing. Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price, subject to various regulatory and internal requirements, which is collateralized by securities and cash in the customer's account. The Company receives income from interest charged on the extension of credit; the rate of interest charged to customers for margin financing is based upon the Federal funds rate, brokers call rate or LIBOR. By allowing a customer to purchase securities on margin, the Company assumes the risk of loss if an adverse market movement reduces the value of the collateral below the amount of a customer's indebtedness. The Company's net interest income is impacted by the volume of customer borrowings and by the prevailing levels of interest rates.

     Securities Lending Activities. In connection with both its trading and brokerage activities, the Company borrows and lends securities to brokers and dealers and other trading entities to cover short sales and to complete transactions in which customers have failed to deliver securities by settlement date. The borrower of securities is required to deposit cash or other collateral or to post a letter of credit with the lender. The borrower of securities generally receives a rebate (based on the amount of cash deposited) or pays a fee calculated to yield a negotiated rate-of-return for the lender. Stock borrow and stock loan transactions are generally executed pursuant to written agreements with counterparties which require that (i) securities borrowed and loaned be marked-to-market on a daily basis, (ii) excess collateral be refunded, and (iii) deficit collateral be furnished. Mark-to-market adjustments are usually made on a daily basis through the facilities of various clearing houses to reflect changes in the market value of loaned securities.

Other Activities

     Asset Management. The Company's asset management division manages equity and fixed income assets for some of the United States' leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals. With nearly $10 billion under management, the asset management division provides its clients with diverse products, expertise and experience for enhancing investment returns by identifying, and taking advantage of, investment opportunities in the financial markets. Institutional and high-net-worth products include: Large, Mid and Small Cap Value Equity; Global and Emerging Markets Fixed Income; Cash Management; Alternative Investment Strategies, including Hedge Funds, Private Equity, Venture Capital and Collateralized Bond Obligations; and Wrap Accounts.

     In addition, the asset management division serves individual investors through its management of The Bear Stearns Funds, a family of mutual funds which include: S&P STARS, Large Cap Value, Small Cap Value, The Insiders Select, Focus List, International Equity, Balanced, Total Return Bond, High Yield Total Return, and The Emerging Markets Debt Portfolios.

     Equity Research. The Equity Research Department provides comprehensive industry and company coverage on over 1,100 stocks in more than 100 industries. The focus of the Department's 90 analysts is fundamental research on domestic and international stocks.

     Fixed Income Research is comprised of the following three units:

        (i) Financial Analytics and Structured Transactions Group (F.A.S.T.) provides financial engineering and securitization capabilities, investment research, fixed income portfolio management and analytical systems and trading technology for mortgage-related and fixed income securities. This unit also performs original research on valuation techniques and provides consulting services.

        (ii) High grade research consists of approximately 15 analysts and researchers and provides coverage of over 28 industries and 700 companies.

        (iii) High yield research consists of 28 analysts and researchers for domestic issues and 15 analysts and researchers for international issues, provides coverage on over 600 corporate and sovereign issuers of below investment grade fixed income securities.

     Custodial Trust Company. The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and CMO products; and commercial lending. At June 30, 1998, CTC held over $100 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

Administration and Operations

     Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; office services; the custody of customer securities; and the overseeing of margin accounts of the Company and correspondent organizations. The processing, settlement, and accounting for transactions for the Company, correspondent organizations, and the customers of correspondent organizations is handled by a staff of approximately 3,900 employees located in separate operations offices in New York City and Whippany, New Jersey and, to a lesser extent, the Company's offices worldwide.

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

     The Company believes its internal controls and safeguards are adequate, but recognizes that fraud and misconduct by customers and employees, including the possible theft of securities, are risks inherent in the securities industry. As required by the NYSE and certain other authorities, the Company carries a broker's blanket-bond insurance covering the loss or theft of securities, check- and draft-forgery, embezzlement, and the misplacement of securities. This blanket-bond policy provides fidelity coverage and coverage for loss or theft of securities, fraudulent trading, and securities forgery of up to $200 million annual aggregate, subject to a deductible of $2.5 million per occurrence.

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

     Broker dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; and the conduct of directors, officers and employees. The types of regulations to which investment advisers are subject include: recordkeeping; fee arrangements; client disclosure; and the conduct of directors, officers and employees. The mode of operation and profitability of broker dealers or investment advisers may be directly affected by new legislation; changes in rules promulgated by the SEC and self-regulatory organizations; and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker dealers or investment advisers. On occasion the Company's subsidiaries have been subject to routine investigations and proceedings, and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

     The Market Reform Act of 1990 was adopted for the following reasons: (i) to strengthen regulatory oversight of the securities markets, (ii) to improve the financial condition of market participants and (iii) to improve the safety and efficiency of market mechanisms by creating a system for providing information and oversight for the parents and other affiliates of broker dealers. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the "Risk Assessment Rules") to implement the provisions of the Market Reform Act of 1990. The Risk Assessment Rules require that broker dealers: (i) develop an organizational chart; (ii) maintain risk management procedures or standards for monitoring and controlling the risks resulting from activities of material associated persons; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk-management procedures and the financial and securities activities of the holding companies of broker dealers, or broker dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker dealer.

     The Insider Trading and Securities Fraud Enforcement Act of 1988 augments enforcement of the securities laws through a variety of measures designed to provide greater deterrence, detection, and punishment of insider-trading violations. Among other things, the law: (i) expands the scope of civil penalties to controlling persons who fail to take adequate steps to prevent insider trading; (ii) initiates a bounty program by giving the SEC discretion to reward informants who provide assistance to the agency; and (iii) requires broker dealers and investment advisors to establish and enforce written policies and procedures reasonably designed to prevent the misuse of inside information.

     The Government Securities Act of 1986 (the "Government Securities Act") established a comprehensive and coordinated pattern for the regulation of brokers, dealers and financial institutions who trade in government securities, which includes Bear Stearns. Under the Government Securities Act, Bear Stearns is subject to Department of Treasury regulations covering among other things: custody and use of government securities, and transfers and control of government securities subject to repurchase transactions.

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

     As  registered  broker  dealers  and  member  firms of the NYSE,  both Bear
Stearns  and BSSC are subject to the Net Capital  Rule (Rule  15c3-1)  (the "Net
Capital Rule") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker dealers, is designed to measure the general financial integrity and liquidity of broker dealers and requires that at least a minimal portion of its assets be kept in relatively liquid form.

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

     Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC that require significant capital usage, such as underwriting, trading and the financing of customer margin-account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net-capital requirements is set forth in the Annual Report, Notes to Consolidated Financial Statements, Footnote 7, entitled "Regulatory Requirements," which is incorporated herein by reference to Exhibit No. (13) of this report.

     Bear Stearns and BSSC are members of the Securities Investor Protection Corporation, which provides insurance protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker dealer. In addition, BSSC maintains $99.5 million of additional security-positions coverage from a private insurer for each of BSSC's customers.

     The activities of the Company's bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation ("FDIC"). FDIC regulations applicable to CTC limit the extent to which CTC and Bear Stearns may have common directors or may share physical facilities. FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. Federal legislation limits (i) an expansion in the scope of the activities of CTC, (ii) the cross-marketing of certain services with its affiliates and (iii) the use of overdrafts at Federal Reserve banks on behalf of affiliates.

     The Company does a substantial volume of business in the international fixed income and equity markets through BSIL and is a market-maker in certain non-dollar-denominated securities and engages in index and derivative arbitrage through BSIT. BSIL and BSIT are subject to the United Kingdom Financial Services Act 1986, which governs all aspects of the investment business in the United Kingdom including: regulatory capital, sales and trading practices, use and safekeeping of customer funds, securities recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. BSIL and BSIT are subject to supervision by and are regulated in accordance with the rules of the SFA. BSIL is a member of the IPE, the LIFFE, the ISMA and the LCE. BSIT is a member of the London Stock Exchange and SEAQ International.

     Bear Stearns Bank plc is an Irish based bank, which was incorporated in 1996 and subsequently granted a banking license under Section 9 of the Irish Central Bank Act, 1971. The Bank engages in capital markets activities with particular focus on the trading and sales of OTC interest rate derivative products.

     BSJL is a broker dealer registered with the Japanese Ministry of Finance. BSJL sells equity and fixed income securities to Japanese institutional customers. BSJL has a special membership on the Tokyo Stock Exchange and is a regular member of the Osaka Stock Exchange. Bear Stearns Hong Kong Ltd. is a member of the Securities and Futures Commission and sells U.S. commodities to retail customers. Bear Stearns Asia Ltd. is a member of the Stock Exchange of Hong Kong and sells equity and fixed income securities and derivative products to institutional and retail customers in Asia (excluding Japan) and also provides investment banking services to institutional clients. Bear Stearns Singapore Pte. Limited is a broker dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities, including derivatives, to institutional investors in Singapore, Southeast Asia, Australia and New Zealand.

     The Company, like other securities firms, is directly affected by such things as: national and international economic and political conditions, broad trends in business and finance, legislation and regulations affecting the national and international financial and business communities, currency values, the level and volatility of interest rates, and fluctuations in the volume and the price levels in the securities and commodities markets. These and other factors can affect the Company's volume of security new-issues, mergers, acquisitions, and business restructurings; the stability and liquidity of securities and commodities markets; and the ability of issuers, other securities firms and counterparties to perform on their obligations. Decreases in the volume of security new-issues, mergers, acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and commodities transactions and reduced market liquidity generally result in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. Sudden and sharp declines in the market values of securities and/or the failure of issuers and counterparties to perform on their obligations can result in illiquid markets. In such markets, the Company may not be able to sell securities and/or may have difficulty in hedging its securities positions. Such market conditions, if prolonged, may also lower the Company's revenues from investment banking and principal transactions.

     The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit, and liquidity risks. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

Item 2.  Properties.

     The Company's executive offices and principal administrative offices occupy approximately 753,000 square feet of space at 245 Park Avenue, New York, New York under leases expiring through 2002.

     The Company also leases approximately 297,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing and clearance operations. Additionally, the Company leases approximately 43,000, 140,000, 27,000 and 13,000 square feet of space at four locations in New York City under leases expiring in 2001, 2004, 2007 and 2007, respectively. The Company's regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco occupy an aggregate of approximately 287,000 square feet, while its eleven foreign offices occupy a total of approximately 120,000 square feet under leases expiring on various dates through the year 2016.

     The Company owns approximately 65 acres of land in Whippany, New Jersey, including four buildings comprising an aggregate of approximately 300,000 square feet. The Company is currently using the existing facilities on the property to house its data processing facility and other operational and accounting functions. Because the Whippany property includes land in excess of current needs, the Company has received approval to construct two additional buildings, one of which it is currently developing for itself; conversely, it may sell the land and development rights to others.

     The Company is a party to a lease with respect to 383 Madison Avenue, New York, New York which provides for the development of this site as its new world corporate headquarters. The office tower is scheduled to be completed by the expiration of the current lease at 245 Park Avenue in 2002.

Item 3. Legal Proceedings.

     The Company and Bear Stearns are parties to the legal proceedings discussed below, which have arisen in the normal course of business. In view of the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the Company cannot state what the eventual outcome of these pending proceedings will be. It is the opinion of management, after consultation with outside counsel, that the legal proceedings referred to below will not, individually or in the aggregate, have a material adverse effect on the Company's financial position.

     A.I.A. Holding, S.A., et al. v. Lehman Brothers, Inc., et al. On July 8, 1997, 277 alleged customers of Ahmad Ihsan El-Daouk ("Daouk") commenced an action in the United States District Court for the Southern District of New York against Lehman Brothers, Inc. ("Lehman") and Bear Stearns. Plaintiffs alleged that Daouk, acting through corporations he controlled, entered into introducing broker agreements with Lehman and then Bear Stearns, and that he arranged for each of the plaintiffs to invest funds with Lehman and/or Bear Stearns. Lehman exited the business during the summer of 1992. Certain accounts opened at Lehman were transferred to Bear Stearns sometime in 1992, and certain accounts were opened at Bear Stearns beginning in 1992.

     The complaint alleged, among other things, that for more than seven years Daouk defrauded plaintiffs by misleading plaintiffs into believing that the accounts Daouk managed on their behalf were earning substantial profits, when in fact he was churning the accounts, incurring trading losses and otherwise depleting, stealing or converting their funds. This allegedly was accomplished, in part, by Daouk intercepting account statements and other information sent by Lehman and Bear Stearns to Daouk's customers and substituting statements created by Daouk.

     Bear Stearns was alleged to be liable to Daouk's customers on numerous grounds, including claims that the Bear Stearns broker responsible for the Daouk accounts allegedly was aware of the scheme, substantially assisted Daouk in the commission of the fraud and received illegal payments for having done so, Daouk held himself out to be a Bear Stearns agent with Bear Stearns' knowledge and acquiescence, and Bear Stearns failed to perform properly its role as Daouk's clearing broker by, among other things, failing to properly supervise Daouk, failing to detect Daouk's fraud, permitting Daouk to commingle accounts and allowing him to churn accounts.

     The complaint asserted 12 causes of action against Lehman and 12 causes of action against Bear Stearns, including, among other things, claims alleging breach of fiduciary duty, negligence, negligent misrepresentation, fraud, constructive fraud, breach of contract, negligent hiring, retention and supervision, aiding and abetting fraud and aiding and abetting breach of fiduciary duty. Plaintiffs sought compensatory damages in unspecified amounts and imposition of constructive trusts with respect to any property that "belongs, or may belong" to plaintiffs in Lehman's or Bear Stearns' possession.

     On March 27, 1998, the court dismissed plaintiffs' claims for negligence and negligent misrepresentation with prejudice and dismissed plaintiffs' claims for fraud, constructive fraud, aiding and abetting fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty with leave to replead. On May 8, 1998, Bear Stearns and Lehman each served an answer to the complaint denying liability. Also on May 8, 1998, Bear Stearns and Lehman jointly filed a third-party complaint and counterclaim asserting counterclaims against certain plaintiffs for unjust enrichment, monies had and received, and for return of funds fraudulently conveyed and asserting a third-party claim for contribution against Sigma International Limited S.A.R.L.

     On July 3, 1998, an amended complaint was filed against the same defendants and seeking the same relief as in the original complaint, and asserting the same claims against Bear Stearns other than the claims that the court dismissed with prejudice. In addition, one plaintiff is no longer named, leaving 276 plaintiffs. On August 12, 1998, Bear Stearns and Lehman filed an answer to the amended complaint denying liability.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

     Alpha Group Consultants, et al. v. Weintraub, et al./In re Weintraub Entertainment Group Litigation. On January 31, 1991, Alpha Group Consultants Ltd. and the Allan D. Simon & Stefani R. Simon Living Trust commenced an action in the United States District Court for the Southern District of California involving a private placement by Weintraub Entertainment Group ("WEG") of $81 million of debentures and warrants in 1987. On April 2, 1992 and February 4, 1993 the court allowed additional plaintiffs to intervene. The original defendants in the case were WEG (a debtor in bankruptcy, named as a defendant only to the extent permitted by federal bankruptcy law), certain directors and officers of WEG and Bear Stearns, which acted as the placement agent in WEG's private placement.

     Plaintiffs allege, among other things, that at the time of the offering and after the offering, the defendants made false and misleading statements concerning WEG's financial condition, the experience of certain WEG officers, the intended use of proceeds from the sale of the WEG securities, the prospects for a public market for WEG securities, WEG's business plans, and certain terms of WEG's contracts with distributors. Plaintiffs allege violations of Sections 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), California state statutes, and common law duties allegedly owed by the defendants to the plaintiffs. Plaintiffs purport to represent a class consisting of purchasers of WEG debentures and warrants during the period January 23, 1987 through October 1, 1990. Plaintiffs seek compensatory, punitive and treble damages in unspecified amounts.

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

     On August 21, 1998, a jury returned a verdict against Bear Stearns finding that statements in the offering materials relating to the timing of payment of guaranteed advances to WEG were false and misleading. The jury awarded damages to one of the three named plaintiffs in the amount of approximately $6.5 million. The jury's finding also will have the effect of entitling the two other named plaintiffs to damages in the aggregate of approximately $1 to $1.5 million, and may entitle certain class members to damages in amounts that have not yet been determined.

     Amalgamated Insurance Fund-Insurance Fund, et al. v. Bear, Stearns & Co., Inc., et al./Alico Services Corp., Alico Resources Corp. and Pension Plan for Employees of Amalgamated Life Insurance Company v. Bear, Stearns & Co., Inc., et al. On January 9, 1997, five former Bear Stearns brokerage customers who are employee welfare benefit plans or employee pension benefit plans under the Employee Retirement Income Security Act ("ERISA") commenced a NASD arbitration proceeding against Bear Stearns, a former Bear Stearns account executive and two current Bear Stearns employees (the "Amalgamated proceeding").

     The claimants allege, among other things, unauthorized and unsuitable trading and churning in their accounts involving derivative securities. The claimants assert claims based upon breach of fiduciary duty, breach of fiduciary duty under ERISA, participation in breach of fiduciary duty, breach of contract, common law fraud, securities fraud, negligent misrepresentation, negligence, investing in unsuitable securities, failure to supervise and churning, unjust enrichment, and the Sherman Antitrust Act and the Donnelly Act. Claimants seek compensatory damages in an unspecified amount, but in a range of $30 to $40 million or more, and punitive and treble damages in unspecified amounts.

     On May 14, 1997, Bear Stearns filed an answer denying liability, asserting affirmative defenses, counterclaims and third-party claims that allege that certain trustees of the plans and registered investment advisors hired by the plans are solely responsible for any losses suffered by the funds, and seeking, among other things, indemnification and contribution.

     One June 16, 1997 and October 17, 1997, respectively, the Trustees and one of the individual investment advisers commenced two actions in the Supreme Court of the State of New York for the County of New York seeking to stay the arbitration as to the third-party claims asserted against them.

     On May 2, 1997, three additional former Bear Stearns brokerage customers commenced an NASD arbitration case against the same respondents, including Bear Stearns, alleging essentially the same claims, based upon essentially the same facts and circumstances and, once again, seeking damages including unspecified compensatory, punitive and treble damages (the "Alico proceeding"). One of the three claimants in the Alico proceeding purports to assert claims as assignee of claims purportedly assigned to it by 17 other pension and benefits funds that formerly were brokerage customers of Bear Stearns.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in the Amalgamated and Alico arbitration proceedings, intends to defend against these claims vigorously and believes that it has substantial defenses to these claims.

     A.R. Baron & Company, Inc. The following matters arise out of Bear Stearns' role as clearing broker for A.R. Baron & Company, Inc. ("Baron") from July 20, 1995 through June 28, 1996.

     (i) John Berwecky, et al. v. Bear, Stearns & Co. Inc., et al./Jack Perry v. Bear, Stearns & Co., Inc., et al. On July 21 and August 22, 1997, shareholders of companies whose securities were underwritten by, or that otherwise had some relationship with Baron (these securities are referred to below as "Baron securities") commenced two actions in the United States District Court for the Southern District of New York against Bear Stearns, BSSC and a managing director of Bear Stearns (collectively, "Bear Stearns").

     On January 13, 1998, the Berwecky and Perry cases were consolidated for all purposes and lead plaintiffs and lead counsel for plaintiffs were appointed. On April 1, 1998, an amended consolidated class action complaint was filed. As amended, the complaint alleges, among other things, that Bear Stearns and Baron engaged in a scheme to manipulate the market for and to inflate the prices of the Baron securities. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs purport to represent a class consisting of all persons who acquired securities from Baron between July 20, 1995 through June 28, 1996. Damages in an unspecified amount are sought.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

     (ii) Richard Schwarz v. Bear, Stearns & Co., Inc., et al. On July 22, 1997, a customer of Baron commenced an action in the Supreme Court of the State of New York, New York County, against Bear, Stearns & Co., Inc. and BSSC (collectively, "Bear Stearns").

     The complaint alleges, among other things, that Baron engaged in a scheme to manipulate the market for and to inflate the prices of Baron securities, and that Bear Stearns, as clearing broker, wrongfully permitted Baron to continue in business. Plaintiff alleges violations of the New York Consumer Protection Act, common law negligence and negligent misrepresentation. Plaintiff purports to represent a class consisting of all persons who were customers of Baron from July 20, 1995 through July 3, 1996. Plaintiff seeks damages in an unspecified amount.

     On August 24, 1998, the court dismissed this case.

     (iii) In connection with investigations concerning the A.R. Baron brokerage firm and other correspondent firms, Bear Stearns and BSSC have received formal and informal inquiries from various regulatory and governmental agencies.

     (iv) 110958 Ontario Inc. v. Bear Stearns, et al. On February 19, 1997, a brokerage customer of Baron commenced an NASD arbitration proceeding against Bear Stearns, BSSC and three Bear Stearns directors and/or officers. On September 9, 1997, an amended Statement of Claim was filed. Claimant alleges, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and committed common law fraud, breach of contract, and negligence, in connection with alleged misconduct by Baron (for whom Bear Stearns acted as clearing broker), Baron's principal and Baron's parent corporation, The Baron Group Inc.
(BGI), including engaging in unauthorized trading in claimant's brokerage account and fraudulently inducing claimant to give Baron a secured demand note and to invest in BGI. Claimant seeks compensatory damages of $22 million and punitive damages of $75 million.

     Bear Stearns has denied all allegations of wrongdoing  asserted  against it
in  this  arbitration  proceeding,   intends  to  defend  against  these  claims
vigorously, and believes that it has substantial defenses to these claims.

     In re Blech Securities Litigation. On October 24, 1994, a shareholder of certain biotechnology companies whose securities were underwritten by, or that otherwise had some relationship with, D. Blech & Co. ("Blech Securities"), commenced an action in the United States District Court for the Southern District of New York against D. Blech & Co., David Blech, certain money managers and investment advisors, and Bear Stearns, which had been a clearing broker for
D. Blech & Co. from September 1993 through September 1994. On December 14, 1994, the action was consolidated with three related actions. On March 27, 1995, an amended consolidated class action complaint was filed. On June 6, 1996, the court dismissed, with leave to replead, all claims in the first amended complaint asserted against Bear Stearns. On July 26, 1996, a second amended consolidated class action complaint was filed.

     Plaintiffs' current pleading alleges, among other things, a scheme to manipulate the market for and to inflate the prices of Blech Securities, and alleges that Bear Stearns violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and committed common law fraud. On April 2, 1997, the court dismissed plaintiff's Section 20(a) claim. Plaintiffs purport to represent a class consisting of persons who purchased Blech Securities from July 1, 1991 through September 21, 1994, in a public offering or in the public market. Plaintiffs seek damages in an unspecified amount.

     On May 16, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses. Bear Stearns intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

     In re Donna Karan International Inc. Securities Litigation. Beginning on June 19, 1997, two actions, captioned Spencer C. Busby, et al. v. Donna Karan International, Inc., et al. and Salvatore Portannese, et al. v. Donna Karan International, Inc., et al., were commenced in the United States District Court for the Eastern District of New York involving an initial public offering on June 27, 1996 of 10,750,000 shares of common stock of Donna Karan International, Inc. at a price of $24 per share (the "Offering"). The defendants in these cases are Donna Karan International, Inc., certain directors and officers of Donna Karan and the underwriters of the Offering, Morgan Stanley & Co. Incorporated, Bear Stearns, Merrill Lynch & Co. and Smith Barney Inc. (the "Underwriters").

     On August 22, 1997, the Busby and Portannese actions were consolidated with Steinmetz v. Donna Karan International, Inc., et al., a related class action which does not assert claims against the Underwriters. On September 9, 1997, the court appointed plaintiffs in the Busby, Portannese and Steinmetz cases co-lead plaintiffs and approved their selection of counsel. On November 10, 1997, plaintiffs filed an amended consolidated complaint.

     Plaintiffs allege, among other things, that defendants made false and misleading statements in the prospectus and registration statement utilized in the Offering concerning Donna Karan's prospects for growth and the company's ability to implement expansion plans. Plaintiffs allege violations by all defendants, including the Underwriters, of Sections 11 and 12(a)(2) of the Securities Act of 1933. With respect to the claims asserted against the Underwriters, including Bear Stearns, plaintiffs purport to represent a class consisting of all persons who purchased shares of Donna Karan common stock during the period June 27, 1996 through May 7, 1997 pursuant or traceable to the registration statement and prospectus issued in connection with the Offering. Plaintiffs seek damages in an unspecified amount and rescissory relief.

     On August 14, 1998, the court dismissed this action but allowed plaintiffs until September 18, 1998 to seek the Court's permission to file an amended complaint.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

     Gregory P. Christofferson, et al. v. Bear, Stearns & Co., Inc., et al. On May 3, 1995, plaintiffs commenced an action in the Superior Court of the State of California, County of Los Angeles, against Bear Stearns and three present or former Bear Stearns officers. The case involved an approach by plaintiffs to Bear Stearns in 1993, seeking Bear Stearns' participation as an investment partner or investment banker in acquiring a commercial real estate property portfolio. Plaintiffs alleged that Bear Stearns reviewed plaintiffs' written portfolio evaluation materials and met with plaintiffs, and later advised plaintiffs that Bear Stearns was not interested in pursuing the proposed transaction. Bear Stearns subsequently represented the United States Postal Service in an attempt by the United States Postal Service to acquire this portfolio. Plaintiffs and the United States Postal Service, the latter advised by Bear Stearns, ultimately negotiated a joint bid, which resulted in each group acquiring a portion of the portfolio.

     Plaintiffs' complaint alleged, among other things, fraud, intentional interference with prospective economic advantage, misappropriation of trade secrets and breach of implied and oral contract. Plaintiffs seek compensatory damages in excess of $25 million and punitive damages in an unspecified amount.

     On March 26, 1996, Bear Stearns filed an answer denying liability and asserting affirmative defenses. On March 3, 1997, Bear Stearns filed a cross-complaint alleging, among other things, that plaintiffs engaged in unfair competition by threatening to sue and suing Bear Stearns and others to prevent competition, and alleging that, if defendants were found to have breached a contract with plaintiffs, the contract was induced by fraud and thus voidable.

     On October 17, 1997, the court, ruling on summary judgment motions, dismissed all claims against a former Bear Stearns officer named as a defendant, dismissed all claims other than fraud against two Bear Stearns officers named as defendants, and dismissed plaintiffs' claim for intentional interference with prospective economic advantage against Bear Stearns.

     The case has been settled.

     County of Orange v. Bear, Stearns & Co., Inc., et al. On December 5, 1996, the County of Orange, California ("Orange County") and John Moorlach, Orange County's Treasurer-Tax Collector, commenced an adversary proceeding in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") against twenty-six defendants, including Bear Stearns and BSSC (collectively, "Bear Stearns"). The action arises in connection with a bankruptcy petition Orange County filed in the Bankruptcy Court on December 6, 1994. On May 17, 1996, the Bankruptcy Court confirmed a plan pursuant to which Orange County emerged from bankruptcy.

     With respect to Bear Stearns the complaint alleges, among other things, that certain securities transactions entered into between Orange County (through its former Treasurer-Tax Collector, Robert Citron) and Bear Stearns entitle Orange County to relief under Sections 502 and 510 of the Bankruptcy Code, violated the Constitution and laws of California and are null and void, and that Bear Stearns committed negligence by failing to inform Orange County that the transactions were unsuitable and failing to obtain the informed consent of Orange County's Board of Supervisors for these securities transactions. Orange County seeks damages in an unspecified amount, declaratory relief and an order disallowing any claims asserted against Orange County in its bankruptcy case by Bear Stearns.

     The parties in this action had entered into a stipulation staying the proceeding pending the completion of other litigation, not involving Bear Stearns. The stay terminated effective August 21, 1998.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

     In re Daisy Systems Corporation, Debtor. On May 30, 1991, a Trustee for Daisy Systems Corporation ("Daisy"), a debtor in bankruptcy, and Daisy/Cadnetix, Inc. ("DCI") filed a complaint in the United States District Court for the Northern District of California on behalf of Daisy and DCI against Bear Stearns and six former directors of Cadnetix, Inc. ("Cadnetix") and/or a Cadnetix subsidiary. The litigation arises out of Daisy's retention of Bear Stearns in 1988 to provide investment banking services to Daisy with respect to a potential merger of Daisy with Cadnetix. On March 20, 1992, a first amended complaint was filed. On July 24, 1992, a second amended complaint was filed.

     The second amended complaint alleges, among other things, that Bear Stearns was negligent in performing its due diligence with respect to the merger and in advising Daisy that it was "highly confident" that financing could be obtained to fund the merger. The Trustee alleges that Bear Stearns breached fiduciary duties to Daisy, committed professional malpractice in its efforts on Daisy's behalf, made negligent representations upon which Daisy relied, breached a covenant of good faith and fair dealing implied in its contracts with Daisy, and should have its unsecured claim in the Daisy bankruptcy proceeding equitably subrogated to the claims of all other claimants in the bankruptcy. The Trustee seeks compensatory and punitive damages in an unspecified amount.

     On May 13, 1993, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

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

     On May 15, 1998, a jury returned a verdict finding that Bear Stearns had committed professional negligence and awarded damages in the amount of $108,000,000, which represented 39% of the claimed damages. The jury also found that Bear Stearns had not breached any fiduciary duties. Judgment was entered on May 19, 1998. On June 2, 1998, Bear Stearns filed a motion for judgment as a matter of law, or in the alternative, for a new trial or for remittitur. On August 7, 1998, the court issued an order denying judgment as a matter of law and, at plaintiffs' option, either granting remittitur in the amount of approximately $36,000,000 or granting Bear Stearns a new trial.

     Del Rosario, et al. v. Bear, Stearns & Co., Inc., et al. On March 7, 1997, three former Bear Stearns brokerage customers commenced an NASD arbitration proceeding against Bear Stearns, a former Bear Stearns account executive and Smith Barney, Inc.

     The claimants allege, among other things, unauthorized wire transfers and unauthorized and unsuitable trading in their accounts. The claimants assert claims based upon fraud, churning, breach of fiduciary duty, negligence, breach of contract, failure to supervise the claimants' accounts and conspiracy. The claimants seek compensatory damages in excess of $20 million and punitive damages in an unspecified amount.

     On June 27, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses. Bear Stearns intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

     Deutch v. Silverman, et al. On April 27, 1998, a shareholder of Cendant Corp. ("Cendant") commenced a purported derivative action on behalf of Cendant in the United States District Court for the District of New Jersey against Bear Stearns Companies Inc., Bear, Stearns & Co., Inc., and certain present and former directors and/or officers of Cendant, CUC International, Inc. ("CUC") and/or HFS, Inc. ("HFS"). The complaint alleges, among other things, that the Bear Stearns defendants committed gross negligence in connection with acting as a financial advisor to HFS with respect to a merger between CUC and HFS. Damages in an unspecified amount are sought.

     Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to those claims.

     Bernard H. Glazier v. Bear, Stearns & Co., Inc. On May 11, 1993, Bernard H. Glazier commenced an action in the District Court of Harris County, Texas, against, among others, Bear Stearns. On October 11, 1993, the case was removed to the United States District Court for the Southern District of Texas, and on January 23, 1995 the case was transferred to the United States District Court for the Southern District of New York. Plaintiff alleges that he devised and presented "a novel, elegant, original and unique business plan" for financing independent oil and gas production by independent oil and gas companies and presented this plan to Bear Stearns on a confidential basis, and that Bear Stearns utilized plaintiff's business plan as part of services provided to another corporate entity.

     Plaintiff alleges, among other things, theft and misuse of trade secrets, misappropriation, breach of fiduciary duty, tortuous interference with contractual opportunity, prospective business relationship, business opportunity, contractual advantage and/or contractual relations, unjust enrichment, quantum meruit/quasi-contract, fraud and conspiracy. Plaintiff seeks damages in the amount of $200 million and punitive damages in an unspecified amount.

     On July 21, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses. On June 10, 1998, the District Court granted summary judgment in favor of Bear Stearns on all of plaintiff's claims. On June 23, 1998, plaintiff filed a notice of appeal.

     In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund. On April 7, 1994, Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds"), three investment funds managed by Askin Capital Management L.P. ("ACM") and David J. Askin ("Askin"), commenced a bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of New York after suffering losses in mortgage-backed securities and related instruments. Six actions involving Bear Stearns relating to the Funds are pending. Five of these actions involve allegations that, among other things, Bear Stearns, Kidder, Peabody & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Dealer Defendants") misrepresented, and/or encouraged ACM to purchase certain securities despite the alleged inappropriateness of those securities for the investment funds ACM was managing, that the Dealer Defendants allegedly provided inflated performance marks, that the Dealer Defendants allegedly provided excessive financing to the Funds, and that the Dealer Defendants otherwise departed from the standards of ordinary care. The sixth of these actions also involves allegations that Bear Stearns, among other things, made improper margin calls and wrongfully liquidated the Funds' positions after the Funds defaulted on their obligations.

     (i) Primavera Familienstiftung v. David J. Askin, et al. On September 20, 1995, Primavera Familienstiftung, a purported investor in Granite Corporation, amended its complaint in a previously filed action in the United States District Court for the Northern District of California to include for the first time claims against the Dealer Defendants. Also named as defendants are Askin and ACM (the "Askin Defendants"). The complaint alleges, among other things, that the Dealer Defendants aided and abetted an alleged fraud, committed common law fraud, aided and abetted a breach of fiduciary duty by the Askin Defendants, committed breach of contract, and violated the Uniform Commercial Code provisions and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover the amount it paid for its interest in the Funds (alleged to be approximately $1 million) and punitive damages in an unspecified amount.

     On October 18, 1996, the action was transferred to the United States District Court for the Southern District of New York. On August 22, 1996, the court dismissed all claims, but granted plaintiff leave to replead its claim that the Dealer Defendants aided and abetted an alleged fraud by the Askin Defendants. On November 8, 1996, a third amended complaint was filed.

     On July 11, 1997, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

     On October 27, 1997, this action was consolidated with the ABF Capital, Montpellier and Johnston actions (described below) for pretrial purposes.

     On March 19, 1998, plaintiff's motion for class certification was denied.

     (ii) ABF Capital Management, et al. v. Askin Capital Management, L.P., et al. On March 27, 1996, certain other purported investors in the Funds commenced an action in the Supreme Court of the State of New York, County of New York, against ACM and the Dealer Defendants. On April 24, 1996, the case was removed to the United States District Court for the Southern District of New York. Plaintiffs allege, among other things, that the Dealer Defendants aided and abetted fraud, aided and abetted an alleged breach of fiduciary duty by ACM, were unjustly enriched and violated the Racketeer Influenced and Corrupt Organizations Act.

     On January 24, 1997, the court dismissed all claims other than the plaintiffs' claim that the Dealer Defendants aided and abetted an alleged fraud by ACM. Plaintiffs seek to recovery the amounts the plaintiffs paid for their interests in the Funds (alleged to be approximately $230 million), an unspecified amount of allegedly unjust enrichment, treble damages, punitive damages of not less than $1 billion from each defendant.

     On February 28, 1997, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

     On October 27, 1997, this action was consolidated with the Primavera action (described above) and the Montpellier and Johnston actions (described below) for pretrial purposes.

     On March 19, 1998, plaintiffs' motion for class certification was denied.

     (iii) Montpellier Resources, Ltd., et al. v. Bear Stearns, et al. On March 14, 1997, three purported investors in the Funds commenced an action against ACM and the Dealer Defendants in the United States District Court for the Southern District of New York. On June 2, 1997, the complaint was amended to add sixteen additional plaintiffs.

     Plaintiffs' allegations are substantially similar to those in the ABF Capital action (as modified by the Court's ruling on the Dealer Defendants' motion to dismiss in that action). Plaintiffs seek recovery of their investments (alleged to have been approximately $34 million for the named plaintiffs), punitive damages of not less than $1 billion from each defendant.

     On July 7, 1997, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

     On October 27, 1997, this action was consolidated with the ABF Capital and Primavera actions (described above) and the Johnston action (described below) for pretrial purposes.

     On March 19, 1998, plaintiffs' motion for class certification was denied.

     (iv) Richard Johnston, et al. v. Askin Capital Management, L.P., et al. On June 9, 1997, three purported investors in the Funds commenced an action in the United States District Court for the Southern District of New York against ACM and the Dealer Defendants. Plaintiffs' allegations are substantially similar to those in the ABF Capital action (as modified by the Court's ruling on the Dealer Defendants' motion to dismiss in that action). Plaintiffs seek recovery of their investments (alleged to have been approximately $6 million) and punitive damages in excess of $100 million from each defendant.

     On August 18, 1997, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

     On October 27, 1997, this action was consolidated with the Primavera, ABF Capital and Montpellier actions (described above) for pretrial purposes.

     (v) Bambou Inc., et al. V. David Askin. et al. On September 4, 1998, an action was commenced in the United States Court for the Southern District of New York by four purported investors in the Funds against Askin, ACM and the Dealer Defendants. Plaintiffs allege, among other things, that the Askin Defendants committed fraud and that the Dealer Defendants aided and abetted fraud. Plaintiffs seek to recover their investments in the Funds (alleged to have been approximately $9 million) and punitive damages in unspecified amounts.

     (vi) Granite Partners, L.P., et al. v. Bear, Stearns & Co., Inc., et al. On September 12, 1996, a Trustee appointed by the Bankruptcy Court filed an adversary proceeding on behalf of the Funds against Bear Stearns and Bear Stearns Capital Markets in the United States Bankruptcy Court for the Southern District of New York.

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

     The amended complaint alleges, among other things, that one or more of the defendants induced and participated in breaches of fiduciary duty by Askin and ACM, tortiously interfered with contracts between the Funds and ACM, accepted payment for trades they knew ACM was not authorized to execute, breached their contracts with and duty to the Funds through improper margin calls and liquidations, and in other ways converted the Funds' property, violated the Sherman Act and the Donnelly Act in connection with allegedly collusive liquidations, improperly destroyed tape recordings, tortiously interfered with the contracts between the Funds and other dealers, committed common law fraud, negligent misrepresentation and innocent misrepresentation, breached warranties and unjustly enriched themselves. The complaint seeks, among other things, actual and punitive damages in unspecified amounts (there is alleged to have been approximately $400 million in equity invested in the Funds prior to liquidation), rescission of the purchase prices paid by the Funds for certain securities, treble damages for the antitrust claims, restitution for certain profits and compensation made by the defendants in connection with the Funds.

     On August 25, 1998, the court dismissed, with leave to replead, all claims other than the Trustee's claims for breach of contact through improper margin calls and liquidations.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

     Henryk de Kwiatkowski v. Bear, Stearns & Co., Inc. et al. On June 25, 1996, a complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns, BSSC, Bear Stearns Forex, Inc. and a registered representative. On November 4, 1996, an amended complaint was filed.

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

     On October 16, 1997. Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses. Bear Stearns intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

     In re Lady Luck Gaming Corporation Securities Litigation. Beginning in March 1995, a series of actions were commenced in the United States District Court for the District of Nevada involving an initial public offering ("IPO") of 4,500,000 shares of Lady Luck Corporation ("Lady Luck") on September 29, 1993. A consolidated class action complaint was filed on August 14, 1995, a second amended class action complaint was filed on October 31, 1996. The defendants are Bear Stearns, Oppenheimer & Co., Inc., Lady Luck and several directors and officers of Lady Luck. Bear Stearns and Oppenheimer are sued in their capacity as co-lead underwriters of the IPO.

     Plaintiffs'  current  pleading  alleges,   among  other  things,  that  the
prospectus issued in connection with the IPO contained certain false or misleading statements concerning Lady Luck and the casino-gaming industry as a whole. Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Act of 1934 against Bear Stearns and Oppenheimer. Plaintiffs purport to represent a class consisting of all persons who purchased shares of Lady Luck from September 29, 1993 to October 11, 1994.

     On October 8, 1997, the court dismissed with prejudice all of plaintiffs' claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The court also dismissed with prejudice plaintiffs' claims under Sections 11, 12(2), and 15 of the Securities Act of 1933, with respect to eleven of sixteen alleged misrepresentations or omissions in the Lady Luck prospectus underlying the litigation. Plaintiffs' claims with respect to the remaining five alleged misrepresentations or omissions were dismissed without prejudice, pending the filing of an amended complaint limited only to those claims.

     On November 6, 1997, plaintiffs filed a third amended complaint alleging claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 on behalf of the same purported class and against the same defendants as in the second amended complaint. Compensatory damages in an unspecified amount are sought.

     Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

     NASDAQ Antitrust Litigation. On December 16, 1994, a class action complaint consolidating a series of previously filed actions was filed in the United States District Court for the Southern District of New York. On August 22, 1995, plaintiffs filed a complaint entitled "refiled consolidated complaint," which was further amended on July 21, 1997, in a complaint entitled "amended refiled consolidated complaint." As amended, the complaint alleges that over 30 market-makers, including Bear Stearns, engaged in a conspiracy with respect to the "spread" between bid prices in so-called "odd-eighths." The complaint alleges violations of antitrust laws and seeks damages in an unspecified amount, treble damages, and declaratory and injunctive relief. On November 27, 1996, the court certified a class consisting of certain persons who purchased or sold certain securities on NASDAQ during specified time periods for each security during the period from May 1, 1989 to May 27, 1994. On June 30 and August 27, 1997, plaintiffs filed motions seeking court approval of settlements totaling nearly $100 million entered into by plaintiffs and three of the defendants in this action. The settling defendants do not include Bear Stearns.

     On December 23, 1997, plaintiffs and all but one of the defendants who previously had not agreed to settle litigation, including Bear Stearns, agreed to a proposed settlement that is subject to court approval. That settlement requires, among other things, that Bear Stearns (1) pay, on or before January 7, 1998, approximately $1.1 million to a settlement fund; and (2) pay, on or before September 30, 1998, to the settlement fund U.S. Treasury securities which shall mature on or before July 30, 1999, and shall have a value at maturity of approximately $40.6 million. On December 31, 1997, the court issued an order expanding the Class Period to May 1, 1989 through July, 17, 1996. Also on December 31, 1997, the court preliminarily approved the proposed settlement on behalf of the expanded class. The settlement is subject to final approval by the court following notice to class members and a hearing on the fairness of the settlement.

     On March 23, 1998, plaintiffs and the class agreed to a proposed settlement with the one defendant that had not settled previously, and on March 30, 1998, the court preliminarily approved the settlement. The settlement is subject to final approval by the court following notice to class members, which was sent in May, 1998 and a hearing on the fairness of the settlement.

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

     Parvus Co. Ltd. v. Bear, Stearns & Co., Inc., et al. In March 1997, a former Bear Stearns account holder commenced an NASD arbitration proceeding against Bear Stearns and a former Bear Stearns account executive.

     The claimant alleges, among other things, that the respondents committed breach of the fiduciary duty, negligence, breach of contract and failure to supervise, and violated NASD, SEC and NYSE Rules, in connection with unauthorized wire transfers from its account. The claimant seeks damages in excess of $15 million.

     On June 13, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses. Bear Stearns intends to defend these claims vigorously and believes that it has substantial defenses to these claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Company

     The following table sets forth certain information as of September 15, 1998 concerning executive officers of the Company as of July 1, 1998.

                                               Age as of
                                             September 15,
Name                                             1998         Principal Occupation and Directorships Held
----                                             ----         -------------------------------------------
Alan C. Greenberg......................            71         Chairman of the Board of the Company and Bear Stearns
                                                              and Chairman of the Executive Committee of the
                                                              Company's Board of Directors (the "Executive
                                                              Committee")

James E. Cayne.........................            64         President and Chief Executive Officer of the Company
                                                              and Bear Stearns, member of the  Executive Committee
                                                              and Chairman of the Management and Compensation
                                                              Committee of the Company's Board of Directors (the
                                                              "Management and Compensation Committee")

Mark E. Lehman.........................            47         Executive Vice President of the Company and Bear
                                                              Stearns and member of the Executive Committee

Alan D. Schwartz.......................            48         Executive Vice President of the Company and Bear
                                                              Stearns and member of the Executive Committee and the
                                                              Management and Compensation Committee;  Director,
                                                              DAKA International, Inc.

Warren J. Spector......................            40         Executive Vice President of the Company and Bear
                                                              Stearns and member of the Executive Committee and the
                                                              Management and Compensation Committee

William J. Montgoris...................            51         Chief Operating Officer of the Company and Bear
                                                              Stearns and member of the Management and Compensation
                                                              Committee; Member of the Executive Board of  St.
                                                              John's University

Samuel L. Molinaro Jr..................            40         Senior Vice President - Finance and Chief Financial
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

     Mr. Molinaro has been Chief Financial Officer of the Company since October 1996. Prior thereto, Mr. Molinaro was the Senior Vice President-Finance of the Company and Bear Stearns, and a Senior Managing Director of Bear Stearns, from September 1993. Mr. Molinaro served as Assistant Controller of Bear Stearns and was a Managing Director of Bear Stearns prior to September 1993.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

     The information required to be furnished pursuant to this item is set forth under the caption "Market Risk" in the Annual Report, which is incorporated herein by reference to Exhibit No. (13) of this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1998 Annual Meeting of Stockholders to be held on October 29, 1998, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

Exhibits:

(3)(a)(1) Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. (4)(a)(1) to the registrant's registration statement on Form S-3 (File No. 333-57083)).

(3)(a)(2) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(3) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(3) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed February 19, 1987 (incorporated by reference to Exhibit No. (4)(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(4) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed March 23, 1993 (incorporated by reference to Exhibit No. (4)(a)(12) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(5) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed July 22, 1993 (incorporated by reference to Exhibit No. (4)(a)(13) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(6) Form of Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 4.4 to the registrant's registration statement on Form 8-A filed on February 23, 1994).

(3)(a)(7) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).

(3)(a)(8) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on April 20, 1998).

(3)(a)(9) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on June 18, 1998).

(3)(b) Amended and Restated By-laws of the registrant as restated as of January 21, 1998 (incorporated by reference to Exhibit No. (3)(b) to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997).

(4)(a) Indenture, dated as of April 13, 1989, between the registrant and Citibank, N.A., as trustee (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-3 (File No. 33-27713)).

(4)(b) Indenture, dated as of May 31, 1991, between the registrant and The Chase Manhattan Bank (formerly known as Chemical Bank and successor by merger to Manufacturers Hanover Trust Company), as trustee (incorporated by reference to Exhibit No. (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).

(4)(c) Supplemental Indenture, dated as of January 29, 1998, between the registrant and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant's Current Report on Form 8-K filed with the Commission on February 2,
               1998).

(4)(d) Except as set forth in (4)(a), (4)(b), and 4(c) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(4)(e)         Form of Deposit  Agreement  (incorporated by reference to Exhibit
               (4)(d) to the registrant's registration statement on Form S-3 (File No. 33-59140)).

(10)(a)(1) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(2) Amendment to the Management Compensation Plan, adopted September 10, 1996 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(3) Amendment to the Management Compensation Plan, adopted September 18, 1997 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1997).*

(10)(a)(4) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of January 21, 1998 (the "CAP Plan") (incorporated by reference to Exhibit (10)(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997).*

(10)(a)(5) Performance Compensation Plan, as restated as of January 21, 1998 (incorporated by reference to Exhibit 10(a)(8) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997).*

(10)(a)(6) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to
               Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(7) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995
               (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

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

(13) 1998 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)           Subsidiaries of the registrant.

(23)           Consent of Deloitte & Touche LLP.

(27)           Financial Data Schedule.

 * Executive Compensation Plans and Arrangements

     (b) Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the last quarter of the period covering this report:

     A Current Report on Form 8-K dated April 1, 1998 and Amendment No. 1 thereto dated April 1, 1998, pertaining to the registrant's redemption of Cumulative Preferred Stock, Series B.

     A Current Report on Form 8-K dated April 6, 1998, pertaining to certain exhibits filed relating to a Global Note offering.

     A Current Report on Form 8-K dated April 15, 1998, pertaining to the registrant's results of operations for the three months and nine months ended March 27, 1998 and to the declaration of dividends.

     A Current Report on Form 8-K dated June 10, 1998, pertaining to the registrant's redemption of Cumulative Preferred Stock, Series C.

     A Current Report on Form 8-K dated June 19, 1998, pertaining to the registrant's declaration of a cash dividend on Cumulative Preferred Stock, Series G.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September 1998.

                                                 THE BEAR STEARNS COMPANIES INC.
                                                            (Registrant)


                                                 By: /s/ WILLIAM J. MONTGORIS
                                                    ----------------------------
                                                      William J. Montgoris
                                                      Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 1998.

               NAME                                 TITLE

      /s/ ALAN C. GREENBERG            Chairman of the Board; Director
---------------------------------
        Alan C. Greenberg

        /s/ JAMES E. CAYNE             President and Chief Executive Officer
---------------------------------      (Principal Executive Officer); Director
          James E. Cayne
                                       Director
---------------------------------
         Carl D. Glickman

     /s/ DONALD J. HARRINGTON          Director
---------------------------------
       Donald J. Harrington

       /s/ WILLIAM L. MACK             Director
---------------------------------
         William L. Mack

       /s/ FRANK T. NICKELL            Director
---------------------------------
         Frank T. Nickell
                                       Director
---------------------------------
       Frederic V. Salerno

         /s/ VINCENT TESE              Director
---------------------------------
           Vincent Tese

         /s/ FRED WILPON               Director
---------------------------------
           Fred Wilpon

    /s/ SAMUEL L. MOLINARO JR.         Senior Vice President-Finance and Chief
---------------------------------      Financial Officer (Principal Accounting
      Samuel L. Molinaro Jr.           Officer and Principal Financial Officer)

    /s/ MICHAEL J. ABATEMARCO          Controller
---------------------------------
      Michael J. Abatemarco

                        THE BEAR STEARNS COMPANIES INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                        ITEMS 14 (a) (1) AND 14 (a) (2)

                                                           Page Reference

                                                                        Annual
Financial Statements                                  Form 10-K         Report*
--------------------                                  ---------         -------

Independent Auditor's Report                                               73

The Bear Stearns Companies, Inc.
--------------------------------

(i)     Consolidated  Statements  of Income-
        fiscal  years ended June 30, 1998, 1997
        and 1996                                                           53

(ii)    Consolidated Statements of Financial
        Condition at June 30, 1998 and 1997                                54

(iii)   Consolidated Statements of Cash Flows-
        fiscal years ended June 30, 1998,
        1997 and 1996                                                      55

(iv)    Consolidated Statements of Changes in
        Stockholders' Equity fiscal years
        ended June 30, 1998, 1997 and 1996                                 56-7

(v)     Notes to Consolidated Financial Statements                         58-72

Financial Statement Schedules
-----------------------------

        Independent Auditors' Report                    F-2

I       Condensed financial information of registrant   F-3 - F-6

II      Valuation and qualifying accounts               F-7

* Incorporated by reference from the indicated pages of the 1998 Annual Report to Stockholders.

        All other  schedules are omitted  because they are not applicable or the
        requested   information  is  included  in  the  consolidated   financial
        statements or notes thereto.

Deloitte &
Touche LLP

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:

We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and Subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 21, 1998; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of The Bear Stearns Companies Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
August 21, 1998

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)


                                                              Fiscal Year        Fiscal Year        Fiscal Year
                                                                 Ended              Ended              Ended
                                                             June 30, 1998      June 30, 1997      June 30, 1996
                                                           -----------------  -----------------  -------------------
Revenues
   Interest
     Intercompany....................................           $1,300,087          $ 979,757          $ 869,127
     Coupon..........................................                 -                   744               -
   Other.............................................              103,344             82,682             59,811
                                                           -----------------  -----------------  -------------------

                                                                 1,403,431          1,063,183            928,938
                                                           -----------------  -----------------  -------------------

Expenses
   Interest..........................................            1,471,042          1,039,461            876,536
   Other.............................................               98,872             86,844             66,502
                                                           -----------------  -----------------  -------------------
                                                                 1,569,914          1,126,305            943,038
                                                           -----------------  -----------------  -------------------
Loss before (benefit from) provision for income taxes and
   equity in earnings of subsidiaries................             (166,483)           (63,122)           (14,100)
(Benefit from) provision for income taxes............              (62,467)           (23,206)             5,689
                                                           -----------------  -----------------  -------------------

Loss before equity in earnings of subsidiaries.......             (104,016)           (39,916)           (19,789)

Equity in earnings of subsidiaries...................              764,445            653,246            510,427
                                                           =================  =================  ===================

Net income...........................................          $   660,429          $ 613,330          $ 490,638
                                                           =================  =================  ===================


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


                                                                                June 30, 1998      June 30, 1997
                                                                                ----------------- ----------------
ASSETS
Cash.......................................................................     $            4      $         79
Receivables from subsidiaries..............................................         27,671,471        21,365,235
Investment in subsidiaries, at equity......................................          4,351,399         3,636,514
Property, equipment and leasehold improvements, net of accumulated
depreciation and amortization of $463,336 in 1998 and $375,021 in 1997.....            382,749           311,405
Other assets...............................................................            877,418           922,459
                                                                                -----------------  ----------------
         Total Assets......................................................       $ 33,283,041      $ 26,235,692
                                                                                =================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings......................................................         14,442,235        13,496,206
Payables to subsidiaries...................................................            102,385            48,919
Other liabilities..........................................................            754,972           904,026
                                                                                -----------------  ----------------
                                                                                    15,299,592        14,449,151
Long-term borrowings.......................................................         13,295,952         8,120,328
                                                                                -----------------  ----------------
Long-term borrowings from subsidiaries.....................................            395,964           389,842
                                                                                -----------------  ----------------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 10,000,000 shares authorized:                        800,000           437,500
Common stock, $1.00 par value; 200,000,000 shares authorized; 167,784,941
   shares issued in 1998 and 1997..........................................            167,785           167,785
Paid-in capital                                                                      1,963,788         1,874,016
Retained earnings                                                                    1,590,574         1,031,736
Capital Accumulation Plan                                                              833,427           655,007
Treasury stock, at cost -
   Adjustable Rate Cumulative Preferred Stock, Series A; 2,520,750 shares
   at June 30, 1998 and 1997...............................................           (103,421)         (103,421)
   Common stock; 50,639,294 shares and 50,191,531 shares at June 30, 1998
     and 1997, respectively................................................           (953,506)         (772,551)
Note receivable from ESOP Trust............................................             (7,114)          (13,701)
                                                                                -----------------  ----------------
Total Stockholders' Equity.................................................          4,291,533         3,276,371
                                                                                -----------------  ----------------
Total Liabilities and Stockholders' Equity.................................       $ 33,283,041      $ 26,235,692
                                                                                =================  ================

                  See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  Fiscal Year       Fiscal Year      Fiscal Year
                                                                     Ended             Ended            Ended
                                                                 June 30, 1998     June 30, 1997    June 30, 1996
                                                                 -------------     -------------    -------------
Cash flows from operating activities:
Net income...................................................     $    660,429     $    613,330     $    490,638
Adjustments to reconcile net income to cash used in
operating activities:
   Equity in earnings of subsidiaries, net of dividends
   received..................................................         (448,805)        (279,147)        (300,043)
   Other.....................................................          109,735           84,658           66,081
   (Increases) decreases in assets:
      Receivables from subsidiaries..........................       (6,306,236)      (6,058,415)      (3,187,678)
      Investments in subsidiaries, net.......................         (266,080)        (398,930)        (236,437)
      Other assets...........................................           44,578         (513,631)           1,490
   Increases (decreases) in liabilities:
      Payables to subsidiaries...............................           53,466           24,564           (6,383)
      Other liabilities......................................         (154,168)         542,957          174,542
                                                                 ---------------  ---------------- ----------------
Cash used in operating activities............................       (6,307,081)      (5,984,614)      (2,997,790)
                                                                 ---------------  ---------------- ----------------

Cash flows from financing activities:
Net proceeds from short-term borrowings......................          946,029        3,965,003        1,306,746
Net proceeds from issuance of long-term borrowings...........        7,045,745        3,129,439        2,654,134
Increase in long-term borrowings from subsidiaries...........            6,122          198,973               -
Issuance of Preferred Stock..................................          650,000               -                -
Redemption of Preferred Stock................................         (287,500)              -                -
Capital Accumulation Plan....................................          259,816          196,114          181,702
Tax Benefit of Common Stock distributions....................           86,968            4,006            6,497
Note repayment from ESOP Trust...............................            6,587            6,099            5,647
Payments for:
   Retirement of Senior Notes................................       (1,881,841)      (1,062,844)        (674,000)
   Treasury Stock purchases..................................         (258,036)        (202,296)        (191,474)
Cash dividends paid..........................................          (97,990)         (93,784)         (95,001)
                                                                 ---------------  ---------------- ----------------
Cash provided by financing activities........................        6,475,900        6,140,710        3,194,251
                                                                 ---------------  ---------------- ----------------
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements..         (169,527)        (124,590)         (77,510)
Purchases of investment securities and other assets..........           (4,769)         (46,706)        (118,938)
Proceeds from sale of investment securities and other assets.            5,402           12,496              742
                                                                 ---------------  ---------------- ----------------
Cash used in investing activities............................         (168,894)        (158,800)        (195,706)
                                                                 ---------------  ---------------- ----------------
Net (decrease) increase in cash..............................              (75)          (2,704)             755
Cash, beginning of year......................................               79            2,783            2,028
                                                                 ===============  ================ ================
Cash, end of year............................................     $          4     $         79     $      2,783
                                                                 ===============  ================ ================

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

2.   Dividends Received from Subsidiaries

     The Company received from its consolidated subsidiaries cash dividends of $315.6 million, $374.1 million, and $210.4 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

3.   Statement of Cash Flows

     Income taxes paid (consolidated) totaled $459.7 million, $478.4 million, and $279.0 million in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Cash payments for interest approximated interest expense for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

4.   Preferred Stock

     The Company has issued several series of preferred stock. Preferred stock issuances as of June 30, 1998 and 1997 were as follows:


In thousands, except share data                       June 30, 1998    June 30, 1997
     Adjustable Rate Cumulative Preferred Stock, Series
     A; $50 liquidation preference; 3,000,000 shares
     issued.............................................     $ 150,000        $ 150,000

     Cumulative Preferred Stock, Series B; $200
     liquidation preference; 937,500 shares issued and
     outstanding........................................                        187,500

     Cumulative Preferred Stock, Series C; $200
     liquidation preference; 500,000 shares issued and
     outstanding........................................                        100,000

     Cumulative Preferred Stock, Series E; $200
     liquidation preference; 1,250,000 shares issued
     and outstanding....................................       250,000

     Cumulative Preferred Stock, Series F; $200
     liquidation preference; 1,000,000 shares issued
     and outstanding....................................       200,000

     Cumulative Preferred Stock, Series G; $200
     liquidation preference; 1,000,000 shares issued
     and outstanding....................................       200,000
                                                             ---------        ---------
     Total preferred stock                                   $ 800,000        $ 437,500
                                                             =========        =========

                                                                     SCHEDULE II

                         THE BEAR STEARNS COMPANIES INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (In thousands)


                                                                     Charged to
                                                Balance at            Costs and                        Balance at
Description                                Beginning of Period        Expenses        Deductions     End of Period
-----------                                -------------------        --------        ----------     -------------
Allowance for Doubtful Accounts:

Year ended June 30, 1998.............             $51,399              $2,619           $(657)            $53,361

Year ended June 30, 1997.............              50,649               4,916          (4,166)             51,399

Year ended June 30, 1996.............              54,175               4,892          (8,418)             50,649

                                  EXHIBIT INDEX


 NO.             DESCRIPTION

(3)(a)(1) Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. (4)(a)(1) to the registrant's registration statement on Form S-3 (File No. 333-57083)).

(3)(a)(2) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed October 29, 1985 (incorporated by reference to Exhibit No. (4)(a)(3) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(3) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed February 19, 1987 (incorporated by reference to Exhibit No. (4)(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(4) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed March 23, 1993 (incorporated by reference to Exhibit No. (4)(a)(12) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(5) Certificate of Stock Designation to the Restated Certificate of Incorporation of the registrant, filed July 22, 1993 (incorporated by reference to Exhibit No. (4)(a)(13) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(6) Form of Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 4.4 to the registrant's registration statement on Form 8-A filed on February 23, 1994).

(3)(a)(7) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).

(3)(a)(8) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on April 20, 1998).

(3)(a)(9) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on June 18, 1998).

(3)(b) Amended and Restated By-laws of the registrant as restated as of January 21, 1998 (incorporated by reference to Exhibit No. (3)(b) to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997).

(4)(a) Indenture, dated as of April 13, 1989, between the registrant and Citibank, N.A., as trustee (incorporated by reference to the identically numbered exhibit to the registrant's registration statement on Form S-3 (File No. 33-27713)).

(4)(b) Indenture, dated as of May 31, 1991, between the registrant and The Chase Manhattan Bank (formerly known as Chemical Bank and successor by merger to Manufacturers Hanover Trust Company), as trustee (incorporated by reference to Exhibit No. (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).

(4)(c) Supplemental Indenture, dated as of January 29, 1998, between the registrant and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant's Current Report on Form 8-K filed with the Commission on February 2,
               1998).

(4)(d) Except as set forth in (4)(a), (4)(b), and 4(c) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(4)(e)         Form of Deposit  Agreement  (incorporated by reference to Exhibit
               (4)(d) to the registrant's registration statement on Form S-3 (File No. 33-59140)).

(10)(a)(1) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(2) Amendment to the Management Compensation Plan, adopted September 10, 1996 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(3) Amendment to the Management Compensation Plan, adopted September 18, 1997 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1997).*

(10)(a)(4) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of January 21, 1998 (the "CAP Plan") (incorporated by reference to Exhibit (10)(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997).*

(10)(a)(5) Performance Compensation Plan, as restated as of January 21, 1998 (incorporated by reference to Exhibit 10(a)(8) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1997).*

(10)(a)(6) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to
               Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(7) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995
               (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

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

(13) 1998 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)           Subsidiaries of the registrant.

(23)           Consent of Deloitte & Touche LLP.

(27)           Financial Data Schedule.