Form 10-Q
period 1998-09-25
BEAR STEARNS COMPANIES INC
filed 1998-11-09
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended September 25, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 5, 1998, the latest practicable date, there were 112,582,906 shares of Common Stock, $1 par value, outstanding.

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Statements of Financial Condition at September 25, 1998 (Unaudited)and June 30, 1998

                Consolidated Statements of Income (Unaudited) for the three-month periods ended September 25, 1998 and September 26, 1997

                Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended September 25, 1998 and September 26, 1997

                Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Item 6.         Exhibits and Reports on Form 8-K

                Signatures

                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Assets


                                                September 25,    June 30,
                                                   1998            1998
                                                -------------  ------------
                                                (Unaudited)
                                                       (In thousands)

Cash and cash equivalents                     $    847,410   $    1,073,821

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     federal regulations                         7,382,208        2,282,729

Securities purchased under agreements
     to resell                                  36,498,918       29,846,716

Receivable for securities provided as
     collateral                                  3,790,308        2,041,546

Securities borrowed                             50,699,542       56,844,009

Receivables:
     Customers                                  10,932,654       14,228,678
     Brokers, dealers and others                 1,082,104        1,337,146
     Interest and dividends                        373,101          467,456

Financial instruments owned, at
     fair value                                 49,688,152       44,619,672

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization                 457,280          448,044

Other assets                                     1,322,741        1,306,078
                                             -------------  ---------------

Total  Assets                                 $163,074,418   $  154,495,895
                                             =============  ===============

See Notes to Consolidated Financial Statements.

                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    Liabilities and Stockholders' Equity


                                                September 25,    June 30,
                                                   1998            1998
                                               -------------  ---------------
                                                (Unaudited)
                                               (In thousands, except share data)

Short-term borrowings                          $ 14,425,882     $ 14,613,565
Securities sold under agreements
     to repurchase                               51,984,953       45,346,472
Obligation to return securities received as
     collateral                                   4,599,989        5,257,279
Payables:
     Customers                                   44,629,807       42,119,042
     Brokers, dealers and others                  3,905,210        5,055,988
     Interest and dividends                         670,430          636,021
Financial instruments sold, but not
     yet purchased, at fair value                22,607,976       21,070,596
Accrued employee compensation and benefits          347,934        1,217,337
Other liabilities and accrued expenses            1,497,436        1,242,110
                                               -------------  ---------------
                                                144,669,617      136,558,410
                                               -------------  ---------------
Commitments and contingencies

Long-term borrowings                             13,732,169       13,295,952
                                               -------------  ---------------

Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                      200,000          200,000
Preferred stock issued by subsidiary                150,000          150,000
                                               -------------  ---------------

Stockholders' Equity
     Preferred Stock                                800,000          800,000
     Common Stock, $1.00 par value;
           200,000,000 shares authorized;
           167,784,941 shares issued                167,785          167,785
     Paid-in capital                              1,965,728        1,963,788
     Retained earnings                            1,627,401        1,590,574
     Capital Accumulation Plan                      987,212          833,427
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
           Stock, Series A - 2,520,750 shares      (103,421)        (103,421)
        Common Stock - 54,529,441  shares
           and 50,191,531 shares at September 25,
           1998 and June 30, 1998, respectively  (1,114,959)        (953,506)
     Note receivable from ESOP Trust                 (7,114)          (7,114)
                                               -------------  ---------------
Total Stockholders' Equity                        4,322,632        4,291,533
                                               -------------  ---------------

Total Liabilities and Stockholders' Equity     $163,074,418     $154,495,895
                                               =============  ===============

See Notes to Consolidated Financial Statements.

                           THE BEAR STEARNS COMPANIES INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three-Months Ended
                                               ------------------------------
                                               September 25,   September 26,
                                                   1998            1997
                                               -------------  ---------------
                                              (In thousands, except share data)

Revenues
    Commissions                               $   240,800    $     213,444
    Principal transactions                        197,049          391,514
    Investment banking                            121,776          219,328
    Interest and dividends                      1,147,839          964,571
    Other income                                   16,140           24,148
                                            -------------  ---------------
       Total Revenues                           1,723,604        1,813,005
    Interest expense                              982,703          816,915
                                            -------------  ---------------
    Revenues, net of interest expense             740,901          996,090
                                            -------------  ---------------

Non-interest expenses
    Employee compensation and benefits            405,881          499,197
    Floor brokerage, exchange
      and clearance fees                           42,064           39,585
    Communications                                 33,095           28,133
    Depreciation and amortization                  32,394           26,017
    Occupancy                                      25,888           23,546
    Advertising and market development             23,038           15,954
    Data processing and equipment                  10,985           12,234
    Other expenses                                 74,247           84,286
                                            -------------  ---------------
       Total non-interest expenses                647,592          728,952
                                            -------------  ---------------
    Income before provision for
      income taxes                                 93,309          267,138
    Provision for income taxes                     29,206          105,520
                                            -------------  ---------------
    Net income                                $    64,103    $     161,618
                                            =============  ===============
    Net income applicable to
      common shares                           $    54,008    $     155,693
                                            =============  ===============
    Earnings per share                        $      0.40    $        1.11
                                            =============  ===============
    Weighted average common and
      common equivalent shares
      outstanding                             152,084,654      152,011,423
                                            =============  ===============
    Cash dividends declared
      per common share                        $      0.15    $        0.15
                                            =============  ===============

See Notes to Consolidated Financial Statements.


                                  THE BEAR STEARNS COMPANIES INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                                                     Three-Months Ended
                                                              ------------------------------
                                                                September 27,    September 26,
                                                                     1998             1997
                                                              ---------------   ------------
                                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $      64,103    $   161,618

Adjustments to reconcile net income to cash used in operating activities:
       Depreciation and amortization                                  32,394         26,017
       Deferred income taxes                                           1,937        (29,652)
       Other                                                          21,927         25,735
(Increases) decreases in operating assets:
       Cash and securities deposited with clearing
         organizations segregated in compliance with
         federal regulations                                      (5,099,479)      (328,784)
       Securities purchased under agreements to resell            (6,652,202)    (6,532,146)
       Securities borrowed                                         6,144,467     (2,716,878)
       Receivables:
         Customers                                                 3,296,024     (1,153,590)
         Brokers, dealers and others                                 255,042        248,607
       Financial instruments owned                                (7,474,532)    (9,231,322)
       Other assets                                                   57,553         80,395
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase              6,638,481      9,796,228
       Payables:
         Customers                                                 2,510,765        991,320
         Brokers, dealers and others                              (1,153,808)       383,910
       Financial instruments sold, but not yet purchased           1,537,380      6,678,273
       Accrued employee compensation and benefits                   (881,403)      (419,396)
       Other liabilities and accrued expenses                        289,492        278,505
                                                             ---------------   ------------
Cash used in operating activities                                   (411,859)    (1,741,160)
                                                             ---------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                             (187,683)       252,016
Net proceeds from issuance of long-term borrowings                 1,201,791      1,727,457
Capital Accumulation Plan                                            153,785          7,405
Tax benefit of Common Stock distributions                              1,941          7,552
Payments for:
   Retirement of Senior Notes                                       (770,633)      (349,808)
   Treasury stock purchases                                         (158,423)        (5,201)
Cash dividends paid                                                  (27,034)       (23,591)
                                                             ---------------   ------------
Cash provided by financing activities                                213,744      1,615,830
                                                             ---------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements          (41,630)       (45,350)
Purchases of investment securities and other assets                  (14,422)       (46,353)
Proceeds from sales of investment securities and other
   assets                                                             27,756          5,402
                                                             ---------------   ------------
Cash used in investing activities                                    (28,296)       (86,301)
                                                             ---------------   ------------
Net decrease in cash and cash equivalents                           (226,411)      (211,631)
Cash and cash equivalents, beginning of period                     1,073,821      1,249,132
                                                             ---------------   ------------
Cash and cash equivalents, end of period                       $     847,410    $ 1,037,501
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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:
                                                September 25,         June 30,
In thousands                                         1998               1998
-------------------------------------------------------------------------------
Financial instruments owned:
  US government and agency                      $  8,493,301     $   9,388,387
  Other sovereign governments                      3,678,892         2,955,515
  Corporate equity and convertible debt           10,820,602        12,255,749
  Corporate debt                                   3,812,234         4,938,541
  Derivative financial instruments                 4,095,236         3,545,236
  Mortgages and other mortgage-backed securities  17,962,233        10,582,090
  Other                                              825,654           954,154
                                                     -------           -------
                                                $ 49,688,152      $ 44,619,672
                                                ============      ============
Financial instruments sold, but not yet purchased:
  US government and agency                     $   7,190,360    $    6,327,074
  Other sovereign governments                      5,087,566         3,107,789
  Corporate equity                                 3,013,319         4,336,280
  Corporate debt                                   1,460,746         1,398,025
  Derivative financial instruments                 5,854,762         5,835,491
  Other                                                1,223            65,937
                                                       -----            ------
                                                $ 22,607,976      $ 21,070,596
                                                ============      ============

                      THE BEAR STEARNS COMPANIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


3. COMMITMENTS AND CONTINGENCIES

   At September 25, 1998, the Company was contingently liable for unsecured letters of credit of approximately $2.2 billion and letters of credit secured by financial instruments of approximately $24.2 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges. The Company had various other commitments aggregating $0.5 billion at September 25, 1998.

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

4.  NET CAPITAL REQUIREMENTS

   The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At September 25, 1998, Bear Stearns' net capital, as defined, of $1.45 billion exceeded the minimum requirement by $1.40 billion.

    Bear, Stearns International Limited ("BSIL") and certain other wholly owned, London-based subsidiaries are subject to regulatory capital requirements of the Securities and Futures Authority.

5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period presented. Common shares include the assumed distribution of shares of common stock issued or issuable under various employee benefit plans including certain of the

                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

    Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the three-months ended September 25, 1998 and September 26, 1997. Income taxes paid totaled $17.9 million and $85.5 million for the three-months ended September 25, 1998 and September 26, 1997, respectively.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to market risk, which includes interest rate, exchange rate, equity price and commodity price risk. SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instruments with similar characteristics such as caps, floors and collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

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

                        THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments as of September 25, 1998 and June 30, 1998:


                                                      September 25,     June 30,
    In billions                                           1998            1998
    ---------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options, swaptions,
              caps, collars, and floors                 $306.7          $277.5
         Futures contracts                                50.0            49.8
         Options held                                      9.3             4.0
         Options written                                   8.1             1.6

      Foreign Exchange:
         Futures contracts                                25.8            20.8
         Forward contracts                                20.7            29.6
         Options held                                      8.2             9.9
         Options written                                   8.2             7.7

      Mortgage-Backed Securities:
         Forward Contracts                                80.3            70.2

      Equity:
          Swap agreements                                 12.2            11.6
          Futures contracts                                1.2             1.1
          Options held                                     8.9             5.3
          Options written                                  7.1             4.6

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

The fair values of derivative financial instruments held or issued for trading purposes as of September 25, 1998 and June 30, 1998 were as follows:

                                 September 25,               June 30,
                                     1998                      1998
    In millions              Assets       Liabilities    Assets     Liabilities
      Swap agreements        $2,404         $2,391      $1,872         $2,100
      Futures and forward
         contracts              376            382         450            551
      Options held            1,331                      1,279
      Options written                        3,207                      3,189


    The average monthly fair values of the derivative financial instruments for the three-months ended September 25, 1998 and the fiscal year ended June 30, 1998 were as follows:

                                September 25,                June 30,
                                    1998                       1998
    In millions             Assets       Liabilities   Assets       Liabilities
      Swap agreements      $2,088          $2,282      $1,154         $1,494
      Futures and forward
         contracts            390             470         318            329
      Options held          1,238                       2,207
      Options written                       3,071                      3,709

   The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Generally, options written do not give rise to

                           THE BEAR STEARNS COMPANIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company's net replacement cost of derivatives in a gain position after consideration of collateral at September 25, 1998 and June 30, 1998 was approximately $1.8 billion and $1.3 billion, respectively.

Item 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements.

The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, in particular volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues in the past have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors including, securities market conditions, the level and volatility of interest rates, competitive conditions, liquidity of global markets, international and regional political events, regulatory developments and the size and timing of transactions.

In fact, the domestic and international securities markets have experienced significant price and volume volatility during the September 1998 quarter creating uncertainty in trading and investment banking activity in the marketplace. Marketplace volatility has and may continue to have a negative impact on a number of transactions and business activities in which the Company is involved. Industry earnings are likely to be adversely affected during any prolonged period of market instability. Moreover, the results of operations for a particular interim period may not be indicative of results to be expected for an entire fiscal year.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Results of Operations

Three-Months Ended September 25, 1998 Compared to September 26, 1997

Net income in the September 1998 quarter was $64.1 million, a decrease of 60.3% from the $161.6 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), decreased 25.6% to $740.9 million from $996.1 million in the 1997 quarter. Earnings per share were $.40 for the 1998 quarter versus $1.11 for the comparable 1997 quarter.

Commission revenues increased 12.8% in the 1998 quarter to $240.8 million from $213.4 million in the comparable 1997 quarter. The Company benefited from a 34.6% increase in average daily NYSE volume and a 13.8% increase in average daily NASDAQ volume in the 1998 quarter from the 1997 quarter. Commission revenues derived from institutional equities and securities clearance increased, partially offset by a decrease in commission revenues derived from private client services.

Revenues from principal transactions decreased 49.7% in the 1998 quarter to $197.0 million from $391.5 million in the comparable 1997 quarter, reflecting the difficult market conditions experienced throughout the global markets during the 1998 quarter. The Company's revenues from principal transactions during the 1998 quarter were negatively impacted both by the volatility experienced in the equity and fixed income markets and by the widening of credit spreads. These conditions led to declines of 66.1%, 20.8% and 39.7% in revenues derived from fixed income, equity and foreign exchange & other derivative financial instruments, respectively.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                             Three-Months Ended        Three-Months Ended
                             September 25, 1998        September 26, 1997
                             ------------------        ------------------

Fixed Income                     $   72,554                $  214,221
Equity                               73,620                    92,899
Foreign Exchange & Other
 Derivative Financial Instruments    50,875                    84,394
                                     ------                    ------
                                  $ 197,049                 $ 391,514
                                 ==========                 =========


Investment banking revenues decreased 44.5% to $121.8 million in the 1998 quarter from $219.3 million in the comparable 1997 quarter. This decrease reflects decreases in underwriting, primarily in the equity and high yield areas as well as decreases in mergers and acquisitions and advisory fees. Investor and issuer concerns arising from market conditions worldwide dampened the Company's underwriting and financial advisory activities for the quarter, with transaction volume at lower levels than in the 1997 quarter.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 11.8% to $165.1 million in the 1998 quarter from $147.7 million in the comparable 1997 quarter. This increase was primarily attributable to higher levels of margin debt and customer short activity. Average margin debt increased to $44.6 billion in the 1998 quarter from $42.7 billion in the comparable 1997 quarter and average customer shorts increased to $64.1 billion from $54.0 billion. Average free credit balances increased to $13.1 billion in the 1998 quarter from $9.4 billion in the comparable 1997 quarter.

Employee compensation and benefits decreased 18.7% to $405.9 million in the 1998 quarter from $499.2 million in the comparable 1997 quarter. The decrease was attributable to a decrease in discretionary bonuses related to decreased revenues. Employee compensation and benefits, as a percentage of net revenues, increased to 54.8% in the 1998 quarter from 50.1% in the comparable 1997 quarter.

Floor brokerage, exchange and clearance fees increased $2.5 million or 6.3% in the 1998 quarter from the comparable 1997 quarter reflecting the increase in the volume of securities transactions processed. Depreciation expense increased reflecting computer equipment upgrades. The decrease in other operating expenses was primarily related to a $12.0 million or 50.0% decrease in accruals for expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan"), offset by a $3.4 million or 27.0% increase in EDP professional fees. EDP professional fees increased due to costs related to various technology initiatives, including costs relating to the Year 2000 issue.

The Company's effective tax rate decreased to 31.3% in the 1998 quarter compared to 39.5% in the comparable 1997 quarter due to a higher level of tax preference items.

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

The Company's total assets at September 25, 1998 increased to $163.1 billion from $154.5 billion at June 30, 1998. The increase is primarily attributable to an increase in securities purchased under agreements to resell, cash and securities deposited with clearing organizations or segregated in compliance with federal regulations and financial instruments owned, at fair value and, partially offset by a decrease in securities borrowed and receivables from customers.

The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base, which is a function of asset quality and liquidity. Highly liquid assets, such as U.S. government and agency securities, typically are funded by the use of repurchase agreements and securities lending arrangements, which require very low levels of margin. In contrast, assets of lower quality or liquidity require higher levels of overcollateralization, or margin, and consequently increased levels of capital, in order to obtain secured financing. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

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

The Company continues to increase the utilization of its medium-term note financing in order to extend maturities of its debt and achieve additional diversification of its funding sources. In addition to short-term funding sources, the Company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing. During the three months ended September 25, 1998 the Company issued $1.2 billion in long-term debt which, net of retirements, served to increase long-term debt to $13.7 billion at September 25, 1998 from $13.3 billion at June 30, 1998.

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

In October 1998, the Company negotiated a new $2.875 billion credit facility which permits borrowing on a secured basis by Bear Stearns, BSSC and certain affiliates, as well as allowing borrowing up to $1.4375 billion of the total facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1999 with all loans outstanding, at this date, payable in October 2000.

Capital Resources

The Company conducts a substantial portion of all of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC, BSIL and Bear, Stearns International Trading Limited ("BSIT"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC, BSIL and BSIT. The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and the liquidity of the assets being financed.

During the three-months ended September 25, 1998, the Company repurchased 4,000,100 million shares of Common Stock in connection with the CAP Plan at a cost of approximately $162.1 million. Included in the shares purchased during the quarter were 3,763,083 shares with a cost of $153.8 million which were credited to participants' deferred compensation accounts with respect to deferrals made during fiscal 1998. The Company intends, subject to market conditions, to continue to purchase in future periods a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the CAP Plan. Repurchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of November 5, 1998 there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents decreased by $226.4 million during the three-months ended September 25, 1998 to $847.4 million. Cash used in operating activities during the three-months ended September 25, 1998 was $411.9 million, mainly representing increases in financial instruments owned, securities purchased under agreements to resell and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, offset by an increase in securities sold under agreements to repurchase, and decreases in securities borrowed and customer receivables. Financing activities provided cash of $213.7 million, primarily derived from the issuance of long-term borrowings and partially offset by the retirement of senior notes.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the Net capital requirements of the Securities Exchange Act of 1934, the New York Stock Exchange, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, Bear Stearns Bank Plc ("BSB")is subject to the regulatory capital requirements of the Central Bank of Ireland. At September 25, 1998 Bear Stearns, BSIL, BSIT and BSB were in compliance with regulatory requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At September 25, 1998, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material to the Company's consolidated financial position.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At September 25, 1998 the Company held high yield instruments of $1.8 billion in assets and $.2 billion in liabilities, as compared to $1.8 billion in assets and $.3 billion in liabilities as of June 30, 1998.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions.

The level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demands and economic and market considerations. Bear Stearns' Risk Committee monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group.

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. The Company has determined that it needs to modify or replace portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999.

Over three years ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. The Company's action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and plans to test compatibility with such converted systems. The Company also participates actively in industry-wide tests.

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. To date, the amounts incurred and expensed related to the assessment of, and efforts in connection with, the Year 2000 and the development of a remediation plan have approximated $26.1 million. The Company's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $33.9 million which will be funded through operating cash flows and expensed as incurred.

The Company presently believes that the activities that it is undertaking in Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has substantially completed the reprogramming and replacement phase of the project. Testing has commenced and will proceed through calendar 1999. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.
While the Company does not have a specific, formal contingency plan, the Company's action plan is designed to safeguard the interests of the Company and its customers. The Company believes that this action plan significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

The Euro Conversion

On January 1, 1999, eleven member countries of the European Union are scheduled to establish fixed conversion rates between their national currencies and the "euro," which will ultimately result in the replacement of the currencies of these participating countries with the euro ( the "Euro Conversion"). Costs associated with the Euro Conversion are being expensed by the Company during the period in which they are incurred and are not currently anticipated to be material. The Company presently believes that with remediation measures planned to be completed in the fourth quarter of calendar 1998, any risks associated with the Euro Conversion can be mitigated.

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

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and commodity prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and commodity prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. For a discussion of the Company's primary market risk exposures, which includes interest rate risk,foreign exchange rate risk and equity price risk, and a discussion of how those exposures are managed see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Value at Risk

The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models which seek to predict risk of loss based on historical price and volatility patterns. The output of such statistical models are commonly referred to as value at risk. Value at risk is used to describe a probabilistic approach to measuring the exposure to market risk. This approach utilizes statistical concepts to estimate the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation utilizes the standard deviation of historical changes in value (i.e. volatility) of the market risk sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

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

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a "Monte Carlo" value at risk approach. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors which describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Inter-country correlations were also used. Equity price risk was measured using a combination of historical and Monte Carlo value at risk approaches. Equity derivatives were treated as correlated with various indexes, of which the Company used approximately forty. Parameter estimates, such as volatilities and correlations, were based on daily tests through September 25, 1998. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                     September 25,            June 30,
in millions                              1998                   1998
-----------                             -----                  -----
MARKET RISK
         Interest                      $ 12.3                $ 11.1
         Currency                         2.2                   0.9
         Equity                          10.3                   8.9
         Diversification   benefit       (8.6)                 (6.6)
                                        -----                 ------
            Total                      $ 16.2                $ 14.3
                                       ======                ======

As previously discussed, the Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reports positions, profits and losses, and trading strategies to the Risk Committee on a weekly basis. The Company believes that these procedures, which stress timely communication between trading department management and senior management, are the most important elements of the risk management process.

PART II - Other Information

Item 1. Legal Proceedings

A.R. Baron & Company, Inc.

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the Supreme Court of the State of New York, County of New York.

On October 8, 1998, plaintiff filed a notice of appeal in the Schwarz action.

In re Donna Karan International Inc. Securities Litigation

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 9, 1998, plaintiffs filed a notice of appeal.

County of Orange v. Bear, Stearns & Co. Inc. et al.

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Central District of California.

This action has been settled, subject to court approval, without any admission of wrongdoing by Bear Stearns.

In re Granite Partners, L.P., Granite Corportation and Quartz Hedge Fund

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On September 24, 1998, Bear Stearns filed an answer to the complaint in the Bambou Action denying liability and asserting affirmative defenses.

On October 16, 1998, the Litigation Advisory Board in the Granite Partners Action filed a second amended complaint against the same individuals and entities that were named as defendants in the first amended complaint. The complaint alleges, among other things, that one or more of the defendants induced and participated in breaches of fiduciary duty by Askin and ACM, tortiously interfered with contracts between the Funds and ACM, breached their contracts with and duty to the Funds through improper margin calls and liquidations, violated the Sherman Act and the Donnelly Act in connection with allegedly collusive liquidations, tortiously interfered with contracts between the Funds and other dealers, committed common law fraud, negligent misrepresentation and innocent misrepresentation, and unjustly enriched themselves. The complaint seeks compensatory and punitive damages in unspecified amounts (there is alleged to have been approximately $400 million in equity invested in the Funds prior to liquidation), rescission of the purchase price paid by the Funds for certain securities, treble damages for the antitrust claims, and restitution of certain profits and compensation earned by the defendants in connections with the Funds.

On October 22, 1998, ten purported investors in the Funds commenced an action in the United States District Court for the Southern District of New York against Askin, ACM and the Dealer Defendants. The action is captioned AIG Managed Market Neutral Fund, et al. v. Askin Capital Management, L.P., et al. Plantiffs allege, among other things, that the Dealer Defendants aided and abetted an alleged fraud committed by the Askin Defendants and aided and abetted a breach of fiduciary duty by ACM. Plaintiffs seek to recover their investment in the Funds (alleged to have been approximately $39.5 million) and punitive damages in excess of $1 billion from each Dealer Defendant.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend these claims vigorously, and believes that it has substantial defenses to these claims.

Henryk de Kwiatkowski v. Bear Stears & Co., Inc., et al

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 22, 1998, a second amended complaint was filed against the same individual and entities that were named as defendants in the first amended complaint. As amended, the complaint alleges, among other things, claims for breach of fiduciary duty and negligence and violations of Section 4(0) of the Commodity Exchange Act. Plaintiff seeks to recover at least $300 million in losses and at least $100 million in punitive damages.

NASDAQ Antitrust Litigation

As previously reported in the Company's 1998 Form 10-K, over 30 market-makers, including Bear Stearns, are defendants in litigation pending in the United States District Court for the Southern District of New York.

On August 6, 1998, the United States Court of Appeals for the Second Circuit affirmed the district court order approving the settlement of the action brought by the Antitrust Division of the United States Department of Justice.

Item 6.           Exhibits and Reports on Form 8-K

   (a)   Exhibits

        (11)     Statement Re Computation of Per Share Earnings

        (12)     Statement Re Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

   (b)  Reports on Form 8-K

                 During the quarter, the Company filed the following Current Reports on Form 8-K.

                           (i) A Current Report on Form 8-K dated July 21, 1998,
                               pertaining to the Company's results of operations for the three-months and fiscal year ended June 30, 1998.

                           (ii)A Current  Report on Form 8-K  dated  August  26,
                               1998, pertaining to an opinion of Weil, Gotshal & Manges LLP as to tax matters related to the Company's Medium Term Note Program.

                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         The Bear Stearns Companies Inc.
                                                  (Registrant)





Date:  November 9, 1998             By:  /s/ Marshall Levinson
                                         ---------------------
                                         Marshall Levinson
                                         Controller and Assistant Secretary
                                         (Principal Accounting Officer)

                                          THE BEAR STEARNS COMPANIES INC.

                                                     FORM 10-Q

                                                   Exhibit Index

Exhibit No.                         Description                          Page

 (11)      Statement Re Computation of Per Share Earnings                 28
 (12)      Statement Re Computation of Earnings to Fixed Charges          29
 (27)      Financial Data Schedule                                        30