Form 10-Q
period 1998-12-31
BEAR STEARNS COMPANIES INC
filed 1999-02-16
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                  For the quarterly period ended December 31, 1998

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

         For the transition period from _____________ to ______________

                             Commission File Number 1-8989

                            The Bear Stearns Companies Inc.
-----------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 11, 1999, the latest practicable date, there were 111,361,528 shares of Common Stock, $1 par value, outstanding.

                                      TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition at December31, 1998 (Unaudited) and June 30, 1998

                  Consolidated   Statements  of  Income   (Unaudited)   for  the
                  three-and six-month periods ended December 31, 1998 and December 31, 1997

                  Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended December 31, 1998 and December 31, 1997

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

                  Signature

                            THE BEAR STEARNS COMPANIES INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        Assets


                                               December 31,         June 30,
                                                  1998                1998
                                             ---------------    ---------------
                                                (Unaudited)
                                                       (In thousands)

Cash and cash equivalents                    $   1,664,077       $  1,073,821

Cash and securities deposited with
     clearing organizations or
     segregated in compliance with
     federal regulations                         3,589,615          2,282,729

Securities purchased under agreements
     to resell                                  33,060,960         29,846,716

Receivable for securities provided as
   collateral                                    2,118,696          2,041,546

Securities borrowed                             54,592,219         56,844,009

Receivables:
     Customers                                  11,420,908         14,228,678
     Brokers, dealers and others                 1,812,166          1,337,146
     Interest and dividends                        393,302            467,456

Financial instruments owned, at
     fair value                                 41,067,854         44,619,672

Property, equipment and leasehold
     improvements, net of accumulated
     depreciation and amortization                 474,477            448,044

Other assets                                       936,225          1,306,078
                                           ---------------   ----------------
Total  Assets                                $ 151,130,499      $ 154,495,895
                                           ===============   ================

See Notes to Consolidated Financial Statements.

                            THE BEAR STEARNS COMPANIES INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         Liabilities and Stockholders' Equity


                                                December 31,         June 30,
                                                    1998               1998
                                             ---------------   ----------------
                                                (Unaudited)
                                              (In thousands, except share data)

Short-term borrowings                         $  10,020,298     $   14,613,565
Securities sold under agreements
     to repurchase                               50,005,971         45,346,472
Obligation to return securities received as
collateral                                        2,726,408          5,257,279
Payables:
     Customers                                   46,844,515         42,119,042
     Brokers, dealers and others                  4,079,584          5,055,988
     Interest and dividends                         660,827            636,021
Financial instruments sold, but not
     yet purchased, at fair value                16,410,663         21,070,596
Accrued employee compensation and benefits          627,814          1,217,337
Other liabilities and accrued expenses              894,300          1,242,110
                                            ---------------   ----------------
                                                132,270,380        136,558,410
                                            ---------------   ----------------
Commitments and contingencies
                                            ---------------   ----------------
Long-term borrowings                             13,843,516         13,295,952
                                            ---------------   ----------------

Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                      500,000            200,000
Preferred stock issued by subsidiary                150,000            150,000
                                            ---------------   ----------------

Stockholders' Equity
     Preferred Stock                                  800,000          800,000
     Common Stock, $1.00 par value;
           200,000,000 shares authorized;
           167,784,941 shares issued at
           December 31, 1998 and June 30, 1998        167,785          167,785
     Paid-in capital                                1,964,391        1,963,788
     Retained earnings                              1,736,663        1,590,574
     Capital Accumulation Plan                        987,212          833,427
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
           Stock, Series A - 2,520,750 shares
           at December 31, 1998 and June 30, 1998    (103,421)        (103,421)
        Common Stock - 56,150,592 shares and
        50,191,531 shares at December 31, 1998 and
        June 30, 1998, respectively                (1,186,027)        (953,506)
     Note receivable from ESOP Trust                                    (7,114)
                                              ---------------  ---------------
Total Stockholders' Equity                          4,366,603        4,291,533
                                              ---------------  ---------------
Total Liabilities and Stockholders' Equity    $   151,130,499   $  154,495,895
                                              =============== ================

See Notes to Consolidated Financial Statements.



                                        THE BEAR STEARNS COMPANIES INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                             Three Months Ended                     Six Months Ended
                                                      ----------------------------------    --------------------------------
                                                       December 31,       December 31,         December 31,      December 31,
                                                          1998                1997                1998              1997
                                                      ---------------   ----------------    --------------    --------------

                                                                     (In thousands, except share data)
Revenues
    Commissions                                          $   254,676      $    230,496      $    495,476      $    443,940
    Principal transactions                                   419,002           390,512           616,051           782,026
    Investment banking                                       163,664           278,884           285,440           498,212
    Interest and dividends                                 1,138,680         1,081,298         2,286,519         2,045,869
    Other income                                              26,705            11,877            42,845            36,025
                                                      ---------------   ----------------    --------------    --------------
       Total Revenues                                      2,002,727         1,993,067         3,726,331         3,806,072
    Interest expense                                         981,935           919,304         1,964,638         1,736,219
                                                      ---------------   ----------------    --------------    --------------
       Revenues, net of interest expense                   1,020,792         1,073,763         1,761,693         2,069,853
                                                      ---------------   ----------------    --------------    --------------

Non-interest expenses
    Employee compensation and benefits                       552,344           535,793           958,225         1,034,990
    Floor brokerage, exchange
      and clearance fees                                      41,375            43,522            83,439            83,107
    Communications                                            36,362            28,824            69,457            56,957
    Depreciation and amortization                             32,758            27,427            65,152            53,444
    Occupancy                                                 25,923            25,387            51,811            48,933
    Advertising and market development                        23,854            20,057            46,892            36,011
    Data processing and equipment                             15,293            12,460            26,278            24,694
    Other expenses                                            85,405           120,688           159,652           204,974
                                                      ---------------   ----------------    --------------    --------------
       Total non-interest expenses                           813,314           814,158         1,460,906         1,543,110
                                                      ---------------   ----------------    --------------    --------------
    Income before provision for
      income taxes                                           207,478           259,605           300,787           526,743
    Provision for income taxes                                71,558            99,383           100,764           204,903
                                                      ---------------   ----------------    --------------    --------------
    Net income                                           $   135,920      $    160,222      $    200,023      $    321,840
                                                      ===============   ================    ==============    ==============
    Net income applicable to
      common shares                                      $   126,142      $    154,299      $    180,150      $    309,991
                                                      ===============   ================    ==============    ==============
    Earnings per share (1)                               $      0.84      $       1.06      $       1.22      $       2.11
                                                      ===============   ================    ==============    ==============
    Weighted average common and
      common equivalent shares
      outstanding (1)                                    158,355,696       159,928,530       158,985,526       160,395,121
                                                      ===============   ================    ==============    ==============
    Cash dividends declared
      per common share (1)                               $       .14       $       .14       $      0.29        $     0.29
                                                      ===============   ================    ==============    ==============


(1) Adjusted for the 5% stock dividend declared on January 20, 1999.
See Notes to Consolidated Financial Statements.




                              THE BEAR STEARNS COMPANIES INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                              Six Months Ended
                                                                      --------------------  --------------
                                                                         December 31,         December 31,
                                                                              1998               1997
                                                                        ----------------    --------------
                                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    200,023     $     321,840
Adjustments to reconcile net income to cash used in operating activities:
       Depreciation and amortization                                          65,152            53,444
       Deferred income taxes                                                   6,682           (58,468)
       Other                                                                  36,759            56,738
(Increases) decreases in operating receivables:
       Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                (1,306,886)       (1,358,076)
       Securities purchased under agreements to  resell                   (3,214,244)       (5,656,550)
       Securities borrowed                                                 2,251,790        (2,110,431)
       Receivables:
         Customers                                                         2,807,770        (4,111,308)
         Brokers, dealers and others                                        (475,020)         (230,966)
       Financial instruments owned                                           943,797        (2,380,947)
       Other assets                                                          412,993           (14,591)
Increases (decreases) in operating payables:
       Securities sold under agreements to repurchase                      4,659,499         6,812,256
       Payables:
         Customers                                                         4,725,473         5,742,192
         Brokers, dealers and others                                        (979,434)       (1,454,246)
       Financial instruments sold, but not yet purchased                  (4,659,933)        1,665,284
       Accrued employee compensation and benefits                           (613,523)         (184,391)
       Other liabilities and accrued expenses                               (323,248)          286,743
                                                                      --------------  ----------------
Cash provided by (used in) operating activities                            4,537,650        (2,621,477)
                                                                    ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings                     (4,593,267)          106,297
Net proceeds from issuance of long-term borrowings                         1,936,990         3,433,171
Net proceeds from issuance of subsidiary securities                          290,550
Capital Accumulation Plan                                                    153,785            51,010
Tax benefit of Common Stock distributions                                        603             7,552
Note repayment from ESOP Trust                                                 7,114             6,587
Payments for:
   Retirement of Senior Notes                                             (1,398,805)         (660,299)
   Treasury stock purchases                                                 (229,491)          (71,165)
Cash dividends paid                                                          (53,691)          (47,160)
                                                                    ----------------    --------------
Cash (used in) provided by financing activities                           (3,886,212)        2,825,993
                                                                    ----------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                              (91,585)         (108,498)
Purchases of investment securities and other assets                          (19,870)          (80,807)
Proceeds from sales of investment securities and other assets                 50,273             5,402
                                                                    ----------------    --------------
Cash used in investing activities                                            (61,182)         (183,903)
                                                                    ----------------    --------------
Net increase in cash and cash equivalents                                    590,256            20,613
Cash and cash equivalents, beginning of period                             1,073,821         1,249,132
                                                                    ----------------    --------------
Cash and cash equivalents, end of period                              $    1,664,077     $   1,269,745
                                                                    ================    ==============

See Notes to Consolidated Financial Statements.

The adoption of SFAS 125, which requires balance sheet recognition of collateral related to certain secured financing transactions, is a non-cash activity and did not impact the consolidated statements of cash flow.



                                  THE BEAR STEARNS COMPANIES INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Share data for all periods included in the consolidated financial statements are presented after giving retroactive effect to the 5% stock dividend declared by the Company in January 1999. The consolidated financial statements reflect all adjustments which, in the opinion of management, are normal and recurring and are necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:
                                                  December 31,        June 30,
In thousands                                         1998               1998
------------------------------------------------------------------------------

   Financial instruments owned:
    US government and agency                      $ 6,346,417     $  9,388,387
    Other sovereign governments                     3,529,946        2,955,515
    Corporate equity and convertible debt          12,197,495       12,255,749
    Corporate debt                                  3,314,348        4,938,541
    Derivative financial instruments                3,414,111        3,545,236
    Mortgages and other mortgage-backed securities 11,540,446       10,582,090
    Other                                             725,091          954,154
                                                      -------          -------
                                                  $41,067,854      $44,619,672
                                                  ===========      ===========
   Financial instruments sold, but not yet purchased:
    US government and agency                      $ 5,198,303      $ 6,327,074
    Other sovereign governments                       914,197        3,107,789
    Corporate equity                                3,655,416        4,336,280
    Corporate debt                                  1,162,579        1,398,025
    Derivative financial instruments                5,475,435        5,835,491
    Other                                               4,733           65,937
                                                        -----           ------
                                                  $16,410,663      $21,070,596
                                                 ============      ===========

                            THE BEAR STEARNS COMPANIES INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

    At December 31, 1998, the Company was contingently liable for unsecured letters of credit of approximately $1.9 billion and letters of credit of approximately $24.2 million secured by financial instruments, which are principally used as collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

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

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1998, Bear Stearns' net capital, as defined, of $1.99 billion exceeded the minimum requirement by $1.95 billion.

    Bear, Stearns International Limited ("BSIL") and another wholly owned London based subsidiary are subject to regulatory capital requirements of the Securities and Futures Authority. At December 31, 1998, BSIL exceeded the minimum capital required by $655 million.

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period presented. Common shares include the assumed distribution of shares of common stock issuable under various employee benefit plans including certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expenses related thereto.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the six-months ended December 31, 1998 and December 31, 1997. Income taxes paid totaled $43.3 million and $227.1 million for the six-months ended December 31, 1998 and December 31, 1997, respectively.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments for trading purposes and in order to reduce its exposure to market risk, which includes interest rate, exchange rate, equity price and commodity price risk. Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instruments with similar characteristics such as caps, floors and collars. Generally these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price before or on an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

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

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments at December 31, 1998 and June 30, 1998:


                                                   December 31,       June 30,
    In billions                                        1998            1998
    ---------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options,
            swaptions, caps, collars, and floors       $325.8          $277.5
         Futures contracts                               44.8            49.8
         Options held                                    10.9             4.0
         Options written                                  7.0             1.6

      Foreign Exchange:
         Futures contracts                               10.5            20.8
         Forward contracts                               15.5            29.6
         Options held                                     4.0             9.9
         Options written                                  4.7             7.7

      Mortgage-Backed Securities:
         Forward Contracts                               67.2            70.2

      Equity:
          Swap agreements                                11.6            11.6
          Futures contracts                               4.3             1.1
          Options held                                    7.7             5.3
          Options written                                 6.6             4.6

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

    The fair values of derivative financial instruments held or issued for trading purposes at December 31, 1998 and June 30, 1998 were as follows:

                                December 31,                 June 30,
                                   1998                        1998
                            -------------------------------------------------
    In millions              Assets    Liabilities       Assets    Liabilities
      Swap agreements        $2,498      $2,105          $1,872       $2,100
      Futures and forward
         contracts              171         213             450          551
      Options held              767                       1,279
      Options written                     3,262                        3,189


    The average monthly fair values of the derivative financial instruments for the six-months ended December 31, 1998 and the fiscal year ended June 30, 1998 were as follows:

                                   December 31,               June 30,
                                      1998                      1998
                              -----------------------------------------------
    In millions              Assets    Liabilities       Assets   Liabilities
      Swap agreements        $2,288      $2,383          $1,154      $1,494
      Futures and forward
         contracts              353         438             318         329
      Options held            1,031                       2,207
      Options written                     3,022                       3,709

The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts in a gain position which are recognized in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Generally, options written do not give rise to counterparty credit risk since they obligate the Company (not its

                          THE BEAR STEARNS COMPANIES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    counterparty) to perform. The Company has controls in place to monitor credit exposures by limiting transactions with specific counterparties and assessing the creditworthiness of counterparties. The Company also seeks to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where appropriate.

    The following table summarizes the credit quality of the Company's trading-related derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $1.7 billion and $832.4 million of collateral, respectively, at December 31, 1998 and June 30, 1998:
                                           December 31,       June 30,
                  In millions                  1998             1998
                  --------------------------------------------------
                  RATING (1)                   NET REPLACEMENT COST

                  AAA                         $294.6           $187.7
                  AA                           549.6            607.9
                  A                            291.6            371.0
                  BBB                           85.0             68.1
                  BB and Lower                  49.9             70.8
                  Non-rated                      5.4             27.2


                  (1) Rating Agency Equivalent

8. PREFERRED SECURITIES ISSUED BY SUBSIDIARY

    In December 1998, Bear Stearns Capital Trust II (the "Trust"), a wholly owned subsidiary of the Company, issued $300 million (12,000,000 shares) of fixed rate securities with a liquidation value of $25 per security (the "Preferred Securities"). Holders of the Preferred Securities are entitled to receive quarterly preferential cash distributions at an annual rate of 7.5% through December 15, 2028. The issuance proceeds of the Preferred Securities were used to purchase junior subordinated deferrable interest debentures from The Bear Stearns Companies Inc. (the "Subordinated Debentures"). The Subordinated Debentures have terms that correspond to the terms of the Preferred Securities and are the sole assets of the Trust. The Preferred Securities will mature on December 15, 2028. The Company, at its option, may redeem the Preferred Securities at their principal amount plus

                          THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    accrued distributions beginning December 15, 2003. The Company used the net proceeds from the sale of the Subordinated Debentures for general corporate purposes.

9. SUBSEQUENT EVENT

    On January 20, 1999, the Board of Directors declared a 5% stock dividend on the Company's Common Stock to stockholders of record February 12, 1999, to be distributed February 26, 1999. Per share amounts and weighted average shares outstanding for all periods included in the consolidated financial statements are presented after giving retroactive effect to the stock dividend.

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

The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, in particular volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues in the past have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors including securities market conditions, the level and volatility of interest rates, competitive conditions, liquidity of global markets, international and regional political events, regulatory developments and the size and timing of transactions.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Business Environment

The business environment during the Company's second fiscal quarter ended December 31, 1998 was characterized by rising domestic equity markets and qrowth in both New York Stock Exchange ("NYSE") and NASDAQ trading volume. Equity markets were positively impacted by strong investor interest in internet and technology stocks. In addition, underwriting and merger and acquisition activities experienced steady growth during the period.

In the fixed income markets, credit spreads tightened significantly during the 1998 quarter, which led to improved conditions in both the primary and secondary markets, which was reflected in the Company's results in the mortgage-backed, asset-backed and government securities business units.

Results of Operations

Three-Months Ended December 31, 1998 Compared to December 31, 1997

Net income in the 1998 quarter was $135.9 million, a decrease of 15.2% from the $160.2 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), decreased 4.9% to $1.0 billion in the 1998 quarter from $1.1 billion in the comparable 1997 quarter. The decrease was primarily attributable to decreased investment banking revenues partially offset by increased principal transactions and commission revenues. Earnings per share were $0.84 for the 1998 quarter versus $1.06 for the comparable 1997 quarter. The earnings per share amounts have been adjusted for the 5% stock dividend declared by the Company in January 1999.

Commission revenues increased 10.5% in the 1998 quarter to $254.7 million from $230.5 million in the comparable 1997 quarter. This increase primarily reflects increases in both institutional and private client services activities which benefited from a 24.9% increase in NYSE volume in the 1998 quarter compared to the 1997 quarter.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                   Three-Months Ended       Three-Months Ended
                                    December 31, 1998        December 31, 1997

Fixed Income                           $ 223,582                 $ 226,903
Equity                                   139,170                   108,297
Foreign Exchange & Other
    Derivative Financial
    Instruments                           56,250                    55,312
                                          ------                    ------
                                       $ 419,002                 $ 390,512
                                       =========                 =========

Revenues from principal transactions increased 7.3% in the 1998 quarter which was principally attributable to an increase in equity based revenues, such as those derived from the arbitrage, over-the-counter and international equity business areas. Revenues derived from fixed income reflected increases in both the mortgage-backed and government securities business units as a result of tightening of credit spreads and increased customer activity.

Investment banking revenues decreased 41.3% to $163.7 million in the 1998 quarter from $278.9 million in the comparable 1997 quarter. This decrease reflected a decrease in merger and acquisition fees as well as a decrease in underwriting revenues. Market conditions worldwide served to dampen the Company's underwriting activities and merger and acquisition activity during the 1998 quarter. The decrease in underwriting revenues was principally due to decreased levels of equity and high yield new issue volume, partially offset by an increase in investment-grade corporate debt new issue volume as compared to the 1997 quarter.

Net interest and dividends (revenues from interest and net dividends, less interest expense) decreased 3.2% to $156.7 million in the 1998 quarter from $162.0 million in the comparable 1997 quarter. This decrease was primarily attributable to lower levels of customer margin debt. Average margin debt balances decreased to $38.4 billion in the 1998 quarter from $44.3 billion in the comparable 1997 quarter reflecting reduced activity from the Company's prime brokerage customers. Average customer shorts increased to $61.8 billion in the 1998 quarter from $56.5 billion in the comparable 1997 quarter. Average free credit balances increased to $12.5 billion in the 1998 quarter from $11.0 billion in the comparable 1997 quarter.

Employee compensation and benefits increased 3.1% to $552.3 million in the 1998 quarter from $535.8 million in the comparable 1997 quarter. This increase was attributable to an increase in salesmen's compensation resulting from increased commission revenues and an increase in headcount from the 1997 quarter. Employee compensation and benefits, as a percentage of net revenues, increased to 54.1% in the 1998 quarter from 49.9% in the comparable 1997 quarter.

All other expenses decreased 6.2% to $261.0 million in the 1998 quarter from $278.4 million in the comparable 1997 quarter. Legal expense decreased by $19.9 million in the 1998 quarter from the comparable 1997 quarter due to the accrual for the NASDAQ antitrust settlement in the 1997 quarter. Expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan") decreased by $15.0 million from the comparable 1997 quarter reflecting lower pre-tax earnings in the 1998 quarter. Communications, depreciation and data processing expenses increased by approximately $15.7 million as a result of both increased usage and the upgrading of existing communication and computer systems.

The Company's effective tax rate decreased to 34.5% in the 1998 quarter compared to 38.3% in the comparable 1997 quarter due lower levels of earnings and a higher level of tax preference items in the 1998 quarter.

Six-Months Ended December 31, 1998
Compared to December 31, 1997

Net income for the six-months ended December 31, 1998 was $200.0 million, a decrease of 37.9% from $321.8 million for the comparable 1997 period. Net revenues decreased 14.9% to $1.8 billion in the 1998 period from $2.1 billion in the 1997 period. The decrease was primarily attributable to decreased investment banking and principal transactions revenues partially offset by increased commission revenues. Earnings per share were $1.22 for the 1998 period versus $2.11 for the comparable 1997 period. The earnings per share amounts have been adjusted for the 5% stock dividend declared by the Company in January 1999.

Commission revenues increased 11.6% in the 1998 period to $495.5 million from $443.9 million in the comparable 1997 period. This increase was primarily attributable to increased revenues from the firm's institutional equities and securities clearance services which reflects the 29.4% increase in NYSE volume in the 1998 period when compared to the 1997 period.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                   Six-Months Ended         Six-Months Ended
                                   December 31, 1998        December 31, 1997

Fixed Income                          $ 296,136                $ 441,125
Equity                                  212,790                  201,196
Foreign Exchange & Other
    Derivative Financial
    Instruments                         107,125                  139,705
                                        -------                  -------
                                       $616,051                 $782,026
                                       ========                 ========

Revenues from principal transactions decreased 21.2% in the 1998 period to $616.1 million from $782.0 million in the comparable 1997 period. This decrease primarily reflects decreased revenues derived from the Company's fixed income and derivative activities. Revenues from both of these activities decreased due to the volatility experienced in the equity and fixed income markets and by the widening of credit spreads during the first quarter of 1998. These conditions led to the declines in revenues derived from several business units such as high yield, emerging markets and corporate bonds.

Investment banking revenues decreased 42.7% to $285.4 million in the 1998 period from $498.2 million in the comparable 1997 period. This decrease reflected a decrease in merger and acquisition fees and advisory fees as well as a decrease in underwriting revenues. The decrease in underwriting revenues was principally due to decreased levels of equity and high yield new issue volume partially offset by increased levels of corporate debt volume as compared to the 1997 period.

Net interest and dividends remained relatively constant with a slight increase of 3.9% to $321.9 million in the 1998 period from $309.7 million in the comparable 1997 period. The increase was primarily attributable to increased levels of customer activity. Average customer margin debt declined to $41.5 billion in the 1998 period from $43.5 billion in the comparable 1997 period, while average customer shorts increased to $63.0 billion from $55.3 billion.

Average free credit balances increased to $12.8 billion in the 1998 period from $10.2 billion in the comparable 1997 period.

Employee compensation and benefits decreased 7.4% to $958.2 million in the 1998 period from $1,035.0 million in the comparable 1997 period. The decrease in employee compensation and benefits was primarily attributable to a decrease in incentive and discretionary bonus accruals. Employee compensation and benefits, as a percentage of net revenues, increased to 54.4% in the 1998 period from 50.0% in the comparable 1997 period.

All other expenses decreased 1.1% to $502.7 million in the 1998 period from $508.1 million in the comparable 1997 period. CAP Plan expense decreased by $27.0 million in the 1998 period from the comparable 1997 period reflecting the reduced level of earnings. Legal expense decreased by $19.7 million in the 1998 period from the comparable 1997 period which reflected the accrual of the NASDAQ antitrust settlement. These decreases were partially offset by increases in communications expense and depreciation expense. Communications expense increased by $12.5 million in the 1998 period from the comparable 1997 period, reflecting an increase in information services and the installation of higher capacity telecommunication networks. Depreciation expense increased by $11.7 million in the 1998 period from the comparable 1997 period due to computer equipment upgrades throughout the Company.

The Company's effective tax rate decreased to 33.5% in the 1998 period compared to 38.9% in the comparable 1997 period due lower levels of earnings and a higher level of tax preference items in the 1998 period.

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

The Company's total assets at December 31, 1998 decreased to $151.1 billion from $154.5 billion at June 30, 1998. The decrease is primarily attributable to decreases in financial instruments owned, customer receivables and securities borrowed, partially offset by an increase in securities purchased under agreements to resell.

The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base which is a function of asset quality and liquidity. Highly liquid assets, such as U.S. government and agency securities, typically are funded by the use of repurchase agreements and securities lending arrangements which require low levels of margin. In contrast, assets of lower quality or liquidity require higher levels of overcollateralization, or margin, in order to obtain secured financing and consequently increased levels of capital. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

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

In addition to short-term funding sources, the Company utilizes long-term senior debt, including medium-term notes, as a longer term source of unsecured financing. During the six months ended December 31, 1998, the Company issued $1.9 billion in long-term debt which, net of retirements, served to increase long-term debt to $13.8 billion at December 31, 1998 from $13.3 billion at June 30, 1998.

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective of the strategy is to maintain sufficient sources of alternative funding to enable the Company to fund debt obligations without issuing any new unsecured debt, including commercial paper. The most significant source of alternative funding is the Company's ability to hypothecate or pledge its unencumbered assets as collateral for short-term funding.

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

As part of the Company's alternative funding strategy, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.875 billion which permits borrowing on a secured basis by Bear Stearns, BSSC and certain affiliates. The facility provides that up to $1.4375 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this agreement provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1999 with all loans outstanding at that date payable no later than October 2000.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated broker-dealer subsidiaries, Bear Stearns, BSSC, BSIL and Bear Stearns International Trading Limited ("BSIT"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC, BSIL and BSIT. The Company regularly monitors the nature and significance of those assets or activities conducted outside the broker-dealer subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and the liquidity of the assets being financed.

In December 1998, Bear Stearns Capital Trust II (the "Trust"), a wholly owned subsidiary of the Company, issued $300 million of fixed rate securities (the "Preferred Securities"). See Note 8 to the Consolidated Financial Statements for a more complete description of the Preferred Securities issued.

During the six-months ended December 31, 1998, the Company repurchased 5,994,620 shares of Common Stock in connection with the CAP Plan at a cost of approximately $232.9 million. Included in the shares purchased during this period were 3,763,083 shares with a cost of $153.8 million, which were credited to participants' deferred compensation accounts with respect to deferrals made during fiscal 1998. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the CAP Plan. Repurchases of Common Stock under the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of February 11, 1999, there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents decreased by $246.4 million during the six-months ended December 31, 1998 to $827.4 million. Cash provided by operating activities during the six-months ended December 31, 1998 was $3.7 billion, mainly representing increases in customer payables, securities sold under agreements to repurchase, and a decrease in customer receivables, partially offset by a decrease in financial instruments sold, but not yet purchased and an increase in securities purchased under agreements to resell. Financing activities used cash of $3.9 billion, primarily due to net repayments of short term borrowings, partially offset by net proceeds from issuances of long term borrowings.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, the New York Stock Exchange, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, Bear Stearns Bank Plc ("BSB") is subject to the regulatory capital requirements of the Central Bank of Ireland. At December 31, 1998 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with such regulatory capital requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At December 31, 1998, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction were not material to the Company's consolidated financial position.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At December 31, 1998, the Company held high yield instruments of $1.7 billion in assets and $0.2 billion in liabilities, as compared to $1.8 billion in assets and $0.3 billion in liabilities as of June 30, 1998.

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

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. The Company determined that it needed to modify or replace portions of its software and hardware so that its computer systems would properly utilize dates beyond December 31, 1999.

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

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. To date, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development of a remediation plan have approximated $31.3 million. The Company's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $28.7 million, which will be funded through operating cash flows and primarily expensed as incurred.

The Company presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has substantially completed the reprogramming and replacement phase of the project. Testing has commenced and will proceed through calendar 1999. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. While the Company does not have a specific, formal contingency plan, the Company's action plan is designed to safeguard the interests of the Company and its customers. The Company believes that this action plan significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

Effects of Statements of Financial Accounting Standards

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt this standard when required in fiscal year 1999 and is currently determining the potential impact on the Company's financial statement disclosure.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative financial instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this standard when required in fiscal year 2000 and is currently determining the potential impact on the Company's accounting for such activities.

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

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a "Monte Carlo" value at risk approach. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors which describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Inter-country correlations were also used. Equity price risk was measured using a combination of historical and Monte Carlo value at risk approaches. Equity derivatives were treated as correlated with various indexes, of which the Company used approximately forty. Parameter estimates, such as volatilities and correlations, were based on daily tests through December 31, 1998. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                       December 31,             June 30,
in millions                                1998                   1998
-----------                               -----                  -----
MARKET RISK
         Interest                        $ 9.4                  $ 11.1
         Currency                          1.7                     0.9
         Equity                           14.0                     8.9
         Diversification benefit          (8.2)                   (6.6)
                                        ------                  ------
            Total                       $ 16.9                  $ 14.3
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

On January 28, 1999, the court dismissed with prejudice all counterclaims asserted by Lehman Brothers and Bear Stearns against certain of the plaintiffs, other than the counterclaim seeking contribution from plaintiff Monhem Nassereddine, which was dismissed with leave to replead.

Alpha  Group  Consultants,   et  al.  v.  Weintraub,   et  al./In  re  Weintraub
Entertainment Group Litigation.

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in a class action litigation pending in the United States District Court for the Southern District of California.

On November 12 and 18, 1998, the court denied Bear Stearns' motion for judgment notwithstanding the verdict or, in the alternative, for a new trial.

On October 5, 1998, counsel for the class filed a motion on behalf of absent class members for summary judgment on all claims asserted in the complaint in this action. The court has not yet issued a ruling on this motion.

A.R. Baron & Company, Inc.

As previously reported in the Company's 1998 Form 10-K and Form 10-Q for the quarter ended September 25, 1998 (the "First Quarter 1999 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On December 1, 1998, defendants filed an answer to the complaint in which they denied liability and asserted affirmative defenses.

In re Blech Securities Litigation.

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 1, 1998, plaintiffs moved for class certification. The court has not yet issued a ruling on plaintiffs' motion.

Crescent Porter Hale Foundation, et al. v. Bob K. Pryt, et al.

On October 19, 1998, an action was commenced in the Superior Court of the State of California, San Francisco County, by limited partners of BKP Partners, L.P. ("BKP"), an investment fund that allegedly engaged in a fraudulent scheme involving unsuitable and excessively risky investments. Named as defendants are BKP, an individual who allegedly acted as the general partner of BKP, BKP Capital Management LLC, Bear, Stearns & Co. Inc., Bear, Stearns Securities Corp. ("BSSC"), Deloitte & Touche and a certified public accountant who reviewed certain of BKP's financial statements. The complaint alleges, among other things, that the Bear Stearns defendants committed common law fraud, negligent misrepresentation and civil conspiracy, breached a fiduciary duty and the covenant of good faith and fair dealing, and aided and abetted a breach of fiduciary duty and a breach of the covenant of good faith and fair dealing, in connection with BSSC acting as BKP's prime broker, engaging in securities transactions with or on behalf of BKP, and making margin loans to BKP. Compensatory damages in excess of $100 million are sought.

On January 8, 1999, the court granted defendants' motion to compel the plaintiffs to arbitrate the claims asserted in this action.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

In re Daisy Systems Corporation, Debtor.

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Northern District of California.

On or around December 2, 1998, plaintiffs accepted remittitur, and on December 3, 1998, judgment was entered against Bear Stearns in the amount of $36,073,196 plus costs of $138,826.63. On December 29, 1998, Bear Stearns filed a notice of appeal.

In re Donna Karan International Inc. Securities Litigation.

As previously reported in the Company's 1998 Form 10-K and the First Quarter 1999 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On December 10, 1998, the United States Court of Appeals for the Second Circuit dismissed the appeal in this action pursuant to agreement of the parties.

Bernard H. Glatzer v. Bear, Stearns & Co. Inc.

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 28, 1998, the parties reached an agreement to settle this action.

Goldberger v. Bear, Stearns & Co. Inc., et al.

On December 8, 1998, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased securities through certain retail brokerage firms for which BSSC provided clearing services and financing during the period from July 1, 1991 through the present. Named as defendants are Bear, Stearns & Co. Inc., BSSC and an officer of BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and committed breach of contract, common law fraud and negligent misrepresentation in connection with providing clearing services and financing for the brokerage firms named in the complaint. Compensatory and punitive damages in unspecified amounts are sought.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund

As previously  reported in the  Company's  1998 Form 10-K and First Quarter 1999
Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On January 26, 1999, plaintiffs in the Bambou Action moved to consolidate the action with the Primavera, ABF Capital, Montpellier and Johnston actions for pre-trial purposes.

On December 22, 1998, defendants moved to dismiss the second amended complaint filed by the Litigation Advisory Board in the Granite Partners Action except for claims alleging breach of contract in connection with improper margin calls and liquidations.

Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al.

As previously  reported in the  Company's  1998 Form 10-K and First Quarter 1999
Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On November 5, 1998, defendants filed an answer to the second amended complaint in which they denied liability and asserted affirmative defenses.

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

On November 4, 1998, the court granted defendants' motion to dismiss plaintiffs' third amended complaint with respect to three of the alleged misrepresentations and omissions on which plaintiffs' claims are based, and denied the motion with respect to the remaining allegations in the complaint. On November 15, 1998, plaintiffs filed a fourth amended complaint alleging claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 on behalf of the same purported class and against the same defendants as in the third amended complaint. Compensatory damages in an unspecified amount are sought.

On January 15, 1999, defendants moved to strike certain of the allegations in the fourth amended complaint on the ground that these allegations were dismissed by the Court's November 4, 1998 order. The court has not yet issued a ruling on this motion.

On February 5, 1999, defendants filed an answer to the complaint in which they denied liability and asserted affirmative defenses.

NASDAQ Antitrust Litigation

As previously reported in the Company's 1998 Form 10-K and First Quarter 1999 Form 10-Q, over 30 market makers, including Bear Stearns, are defendants in litigation pending in the United States District Court for the Southern District of New York.

On November 9, 1998, the court in the NASDAQ class action litigation granted final approval of the proposed settlement between plaintiffs and all defendants.

Greenberg v. Bear, Stearns & Co. Inc., et al.

On January 19, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster & Co., Inc. between September 4, 1996 and December 31, 1996. Named as defendants are Bear, Stearns & Co. Inc. and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.


The Company also is involved from time to time in investigations and proceedings by governmental and self-regulatory agencies.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on October 29, 1998 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan Amendment") and amendments to the Performance Compensation Plan (the "Performance Compensation Plan Amendments"). In addition, at the Annual Meeting the stockholders of the Company elected nine directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the CAP Plan Amendment and the Performance Compensation Plan Amendments, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the CAP Plan Amendment and the Performance Compensation Plan Amendments, set forth below is information on the results of the votes cast at the Annual Meeting.
                                                                      Broker
                                 For        Against     Abstained   Non-Votes
CAP Plan Amendment           71,926,536     2,477,808    516,123    21,710,017
Performance Compensation
   Plan                      68,950,038     5,490,600    479,829    21,710,017

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

                        Nominees                 For                 Withheld
            ------------------------------------------------     -------------

            James E. Cayne                    95,726,578               903,906
            Carl D. Glickman                  95,595,609             1,034,875
            Alan C. Greenberg                 95,675,549               954,935
            Donald J. Harrington              95,718,811               911,673
            William L. Mack                   95,207,379             1,423,105
            Frank T. Nickell                  95,735,340               895,144
            Frederic V. Salerno               95,714,903               915,581
            Vincent Tese                      95,653,038               977,446
            Fred Wilpon                       95,722,593               907,891

Item 6.           Exhibits and Reports on Form 8-K

    (a)   Exhibits

       (10)(a)(4) Capital Accumulation Plan for Senior Managing
                      Directors,  as amended and restated as of October 29,
                      1998

       (10)(a)(5) Performance Compensation Plan, as amended and restated as of October 29, 1998

             (11) Statement Re Computation of Per Share Earnings

             (12) Statement Re Computation of Ratio of Earnings to Fixed Charges

             (27) Financial Data Schedule

     (b)  Reports on Form 8-K

                  During the quarter, the Company filed the following Current Reports on Form 8-K.

                           (i) A Current  Report on Form 8-K dated  October  14,
                               1998 and filed on October 19, 1998, pertaining to the Company's results of operations for the three-months ended September 25, 1998.

                           (ii)A Current  Report on Form 8-K dated  October  30,
                               1998 and filed on November 13, 1998, pertaining to the declaration of quarterly cash dividends.

                           (iii) A Current  Report on Form 8-K dated December 9,
                               1998 and filed on December 11, 1998, pertaining to the filing of an underwriting agreement and an opinion of Weil, Gotshal & Manges LLP as to certain certain federal income tax consequences in connection with the offering of Trust Issued Preferred Securities.

                           (iv)A Current  Report on Form 8-K dated  December 16,
                               1998 and filed on December 17, 1998, pertaining to the filing of various documents in connection with the offering of Trust Issued Preferred Securities.

                           (v) A Current  Report on Form 8-K dated and filed on
                               December 21, 1998, pertaining to the filing of an exhibit to be incorporated by reference
                               into   the Registration  Statement on Form S-3
                               (Registration No. 333-61437) as an exhibit to such Registration Statement.

                                                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         The Bear Stearns Companies Inc.
                                                  (Registrant)



Date:  February 12, 1999            By:  /s/MARSHALL J LEVINSON
                                         ---------------------------
                                         Marshall J Levinson
                                         Controller and Assistant Secretary
                                        (Principal Accounting Officer)

                           THE BEAR STEARNS COMPANIES INC.

                                      FORM 10-Q

                                   Exhibit Index


Exhibit No.                         Description                           Page

 (10) (a) (4)   Capital Accumulation Plan for Senior Managing Directors, as
                amended and restated as of October 29, 1998                  35
 (10) (a) (5)   Performance Compensation Plan, as amended and restated as
                of October 29, 1998                                          71

         (11)   Statement Re Computation of Per Share Earnings               76
         (12)   Statement Re Computation of Earnings to Fixed Charges        77

         (27)   Financial Data Schedule                                      78