Form 10-Q/A
period 1998-12-31
BEAR STEARNS COMPANIES INC
filed 1999-02-25
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A




[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _____________ to ______________

                          Commission File Number 1-8989


                         The Bear Stearns Companies Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                  13-3286161
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    245 Park Avenue, New York, New York 10167
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 272-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Explanatory Note

This amended Quarterly Report on Form 10-Q reflects changes to the discussion captioned "Cash Flows" in Item 2 below.

Item 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------

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


Business Environment
--------------------

The business environment during the Company's second fiscal quarter ended December 31, 1998 was characterized by rising domestic equity markets and growth in both New York Stock Exchange ("NYSE") and NASDAQ trading volume. Equity markets were positively impacted by strong investor interest in internet and technology stocks. In addition, underwriting and merger and acquisition activities experienced steady growth during the period.

In the fixed income markets, credit spreads tightened significantly during the 1998 quarter, which led to improved conditions in both the primary and secondary markets, which was reflected in the Company's results in the mortgage-backed, asset-backed and government securities business units.


Results of Operations
---------------------

Three-Months Ended December 31, 1998
Compared to December 31, 1997
------------------------------------

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

Commission revenues increased 10.5% in the 1998 quarter to $254.7 million from $230.5 million in the comparable 1997 quarter. This increase primarily reflects increases in both institutional and private client services activities, which benefited from a 24.9% increase in NYSE volume in the 1998 quarter compared to the 1997 quarter.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:

                               Three-Months Ended       Three-Months Ended
                                December 31, 1998        December 31, 1997
                               ------------------       ------------------
Fixed Income                      $ 223,582                    $ 226,903
Equity                              139,170                      108,297
Foreign Exchange & Other
    Derivative Financial
    Instruments                      56,250                       55,312
                                  ---------                    ---------
                                  $ 419,002                    $ 390,512
                                  =========                    =========

Revenues from principal transactions increased 7.3% in the 1998 quarter which was principally attributable to an increase in equity based revenues, such as those derived from the arbitrage, over-the-counter and international equity business areas. Revenues derived from fixed income reflected increases in both the mortgage-backed and government-backed business units as a result of tightening credit spreads and increased customer activity.

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


Six-Months Ended December 31, 1998
Compared to December 31, 1997
----------------------------------

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

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:

                                  Six-Months Ended         Six-Months Ended
                                  December 31, 1998        December 31, 1997
                                  -----------------        -----------------

Fixed Income                      $ 296,136                    $ 441,125
Equity                              212,790                      201,196
Foreign Exchange & Other
    Derivative Financial
    Instruments                     107,125                      139,705
                                  ---------                    ---------

                                  $ 616,051                    $ 782,026
                                  =========                    =========

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

All other expenses decreased 1.1% to $502.7 million in the 1998 period from $508.1 million in the comparable 1997 period. CAP Plan expense decreased by $27.0 million in the 1998 period from the comparable 1997 period reflecting the reduced level of earnings. Legal expense decreased by $19.7 million in the 1998 period from the comparable 1997 period, which reflected the accrual of the NASDAQ antitrust settlement. These decreases were partially offset by increases in communications expense and depreciation expense. Communications expense increased by $12.5 million in the 1998 period from the comparable 1997 period, reflecting an increase in information services and the installation of higher capacity telecommunication networks. Depreciation expense increased by $11.7 million in the 1998 period from the comparable 1997 period due to computer equipment upgrades throughout the Company.

The Company's effective tax rate decreased to 33.5% in the 1998 period compared to 38.9% in the comparable 1997 period due lower levels of earnings and a higher level of tax preference items in the 1998 period.


Liquidity and Capital Resources
-------------------------------

Financial Leverage
------------------

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

Funding Strategy
----------------

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

Capital Resources
-----------------

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


Cash Flows
----------

Cash and cash equivalents increased by $590.3 million during the six-months ended December 31, 1998 to $1.7 billion. Cash provided by operating activities during the six-months ended December 31, 1998 was $4.5 billion, mainly representing increases in customer payables, securities sold under agreements to repurchase, and a decrease in customer receivables, partially offset by a decrease in financial instruments sold, but not yet purchased and an increase in securities purchased under agreements to resell. Financing activities used cash of $3.9 billion, primarily due to net repayments of short term borrowings, partially offset by net proceeds from issuances of long term borrowings.


Regulated Subsidiaries
----------------------

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


Merchant Banking and Non-Investment-Grade Debt Securities
---------------------------------------------------------

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


Year 2000 Issue
---------------

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

Effects of Statements of Financial Accounting Standards
-------------------------------------------------------

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



                                          The Bear Stearns Companies Inc.
                                          -------------------------------
                                                    (Registrant)





Date:  February 25, 1999                  By:  /s/ Marshall J Levinson
                                             -----------------------------------
                                              Marshall J Levinson
                                              Controller and Assistant Secretary
                                              (Principal Accounting Officer)