Form 10-Q
period 1999-03-26
BEAR STEARNS COMPANIES INC
filed 1999-05-10
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

            For the quarterly period ended March 26, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 1999, the latest practicable date, there were 116,432,611 shares of Common Stock, $1 par value, outstanding.

                              TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition at March 26, 1999 (Unaudited) and June 30, 1998

                  Consolidated   Statements  of  Income   (Unaudited)   for  the
                  three-and nine-month periods ended March 26, 1999 and March 27, 1998

                  Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended March 26, 1999 and March 27, 1998

                  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature


                       THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    Assets

                                                  March 26,          June 30,
                                                     1999              1998
                                                 -------------  ---------------
                                                 (Unaudited)
                                                        (In thousands)
Cash and cash equivalents                        $    925,652    $   1,073,821
Cash and securities deposited with clearing
  organizations or segregated in compliance
  with federal regulations                          1,323,595        2,282,729
Securities purchased under agreements to resell    43,331,086       29,846,716
Receivable for securities provided as collateral    3,019,004        2,041,546
Securities borrowed                                48,869,646       56,844,009
Receivables:
     Customers                                     13,808,002       14,228,678
     Brokers, dealers and others                    5,223,877        1,337,146
     Interest and dividends                           383,190          467,456
Financial instruments owned, at fair value         48,341,770       44,619,672
Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization    478,619          448,044
Other assets                                          940,933        1,306,078
                                                -------------  ---------------
Total Assets                                     $166,645,374    $ 154,495,895
                                                =============  ===============

See Notes to Consolidated Financial Statements.


                       THE BEAR STEARNS COMPANIES INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     Liabilities and Stockholders' Equity

                                                   March 26,        June 30,
                                                     1999             1998
                                                 -------------  ---------------
                                                 (Unaudited)
                                               (In thousands, except share data)

Short-term borrowings                            $ 12,157,533     $ 14,613,565
Securities sold under agreements to repurchase     59,520,069       45,346,472
Obligation to return securities received as
  collateral                                        4,572,944        5,257,279
Payables:
     Customers                                     40,992,211       42,119,042
     Brokers, dealers and others                    2,425,745        5,055,988
     Interest and dividends                           604,777          636,021
Financial instruments sold, but not yet
  purchased, at fair value                         24,874,626       21,070,596
Accrued employee compensation and benefits          1,017,565        1,217,337
Other liabilities and accrued expenses              1,135,319        1,242,110
                                                -------------  ---------------
                                                  147,300,789      136,558,410
                                                -------------  ---------------
Commitments and contingencies

Long-term borrowings                               14,355,505       13,295,952
                                                -------------  ---------------

Guaranteed Preferred Beneficial Interests in
  Company Subordinated Debt Securities                500,000          200,000
Preferred stock issued by subsidiary                     -             150,000
                                                -------------  ---------------

Stockholders' Equity
     Preferred Stock                                  800,000          800,000
     Common Stock, $1.00 par value; 200,000,000
      shares authorized; 176,161,110 and
      167,784,941 shares issued at March 26, 1999
      and June 30, 1998, respectively                 176,161          167,785
     Paid-in capital                                2,183,102        1,963,788
     Retained earnings                              1,690,154        1,590,574
     Capital Accumulation Plan                        963,092          833,427
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
         Stock, Series A - 2,520,750 shares at
         March 26, 1999 and June 30, 1998            (103,421)        (103,421)
        Common Stock - 59,871,263 shares and
         50,639,294 shares at March 26, 1999
         and June 30, 1998, respectively           (1,220,008)        (953,506)
     Note receivable from ESOP Trust                    -               (7,114)
                                                -------------  ---------------
Total Stockholders' Equity                          4,489,080        4,291,533
                                                -------------  ---------------
Total Liabilities and Stockholders' Equity       $166,645,374     $154,495,895
                                                =============  ===============

See Notes to Consolidated Financial Statements.



                                            THE BEAR STEARNS COMPANIES INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)

                                                      Three-Months Ended               Nine-Months Ended
                                                 ------------------------------   ----------------------------
                                                    March 26,        March 27,      March 26,       March 27,
                                                      1999             1998            1999           1998
                                                 -------------  ---------------   ------------   -------------
                                                               (In thousands, except share data)
Revenues
    Commissions                                 $     245,131   $      226,067   $    740,607   $     670,007
    Principal transactions                            600,310          452,742      1,216,361       1,234,768
    Investment banking                                228,960          197,407        514,400         695,619
    Interest and dividends                            714,602        1,037,202      3,001,121       3,083,071
    Other income                                       15,884           14,203         58,729          50,228
                                                -------------  ---------------   ------------   -------------
       Total Revenues                               1,804,887        1,927,621      5,531,218       5,733,693
    Interest expense                                  574,764          877,392      2,539,402       2,613,611
                                                -------------  ---------------   ------------   -------------
       Revenues, net of interest expense            1,230,123        1,050,229      2,991,816       3,120,082
                                                -------------  ---------------   ------------   -------------
Non-interest expenses
    Employee compensation and benefits                594,694          513,254      1,552,919       1,548,244
    Floor brokerage, exchange
      and clearance fees                               35,958           40,975        119,397         124,082
    Communications                                     35,791           31,898        105,248          88,855
    Depreciation and amortization                      33,136           29,375         98,288          82,819
    Occupancy                                          28,515           25,962         80,326          74,895
    Advertising and market development                 22,959           22,680         69,851          58,691
    Data processing and equipment                      17,954           11,919         44,232          36,613
    Other expenses                                    128,185          108,443        287,837         313,417
                                                -------------  ---------------   ------------   -------------
       Total non-interest expenses                    897,192          784,506      2,358,098       2,327,616
                                                -------------  ---------------   ------------   -------------
    Income before provision for income taxes          332,931          265,723        633,718         792,466
    Provision for income taxes                        128,959           99,404        229,723         304,307
                                                -------------  ---------------   ------------   -------------
    Net income                                  $     203,972       $  166,319   $    403,995   $     488,159
                                                =============  ===============   ============   =============
    Net income applicable to common shares      $     194,194       $  157,193   $    374,344   $     467,184
                                                =============  ===============   ============   =============
    Earnings per share                          $        1.42       $     1.09(1)$       2.63(1)$        3.21(1)
                                                =============  ===============   ============   =============
    Weighted average common and common equivalent
     shares outstanding                           156,709,359      157,588,766(1) 158,239,443(1)  159,494,441(1)
                                                =============   ==============   ============   =============
    Cash dividends declared per common share    $        0.15       $     0.14(1)$       0.44(1)  $      0.43(1)
                                                =============  ===============   ============   =============


(1) Adjusted for the 5% stock dividend declared on January 20, 1999.

See Notes to Consolidated Financial Statements.


                                   THE BEAR STEARNS COMPANIES INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                      Nine-Months Ended
                                                                ------------------------------
                                                                   March 26,       March 27,
                                                                     1999             1998
                                                                ---------------   ------------
                                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    403,995   $  488,159
Adjustments to reconcile net income to cash provided
  by (used in)operating activities:
       Depreciation and amortization                                    98,288       82,819
       Deferred income taxes                                           (17,738)     (87,962)
       Other                                                            86,733       85,475
Decreases (increases) in operating receivables:
       Cash and securities deposited with clearing
         organizations or segregated in compliance with
         federal regulations                                           959,134     (398,398)
       Securities purchased under agreements to resell             (13,484,370)  (9,729,084)
       Securities borrowed                                           7,974,363  (11,844,587)
       Receivables:
         Customers                                                     420,676   (5,040,248)
         Brokers, dealers and others                                (3,886,731)    (115,716)
       Financial instruments owned, at fair value                   (5,383,891)  (9,837,709)
       Other assets                                                    431,682     (100,229)
Increases (decreases) in operating payables:
       Securities sold under agreements to repurchase               14,173,597   13,736,778
       Payables:
         Customers                                                  (1,126,831)   7,865,352
         Brokers, dealers and others                                (2,632,115)   1,100,571
       Financial instruments sold, but not yet purchased, at
         fair value                                                  3,804,030    6,679,454
       Accrued employee compensation and benefits                     (274,772)     104,422
       Other liabilities and accrued expenses                         (288,279)     259,077
                                                                  ------------   ----------
Cash provided by (used in) operating activities                      1,257,771   (6,751,826)
                                                                  ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings               (2,456,032)   2,043,934
Net proceeds from issuance of long-term  borrowings                  3,127,139    5,178,436
Net proceeds from issuance of subsidiary securities                    290,550         -
Net proceeds from issuance of Cumulative Preferred Stock,
  Series E                                                               -          245,000
Capital Accumulation Plan                                              153,785       51,010
Tax benefit of common stock distributions                                5,850        7,552
Note repayment from ESOP Trust                                           7,114        6,587
Payments for:
   Retirement of senior notes                                       (2,081,344)  (1,147,105)
   Treasury stock purchases                                           (289,405)    (179,976)
Cash dividends paid                                                    (80,416)     (70,348)
                                                                  ------------   ----------
Cash (used in) provided by financing activities                     (1,322,759)   6,135,090
                                                                  ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                       (128,863)    (157,901)
Purchases of investment securities and other assets                    (21,312)     (96,061)
Proceeds from sales of investment securities and other assets           66,994        5,402
                                                                  ------------   ----------
Cash used in investing activities                                      (83,181)    (248,560)
                                                                  ------------   ----------
Net decrease in cash and cash equivalents                             (148,169)    (865,296)
Cash and cash equivalents, beginning of period                       1,073,821    1,249,132
                                                                  ------------   ----------
Cash and cash equivalents, end of period                          $    925,652   $  383,836
                                                                  ============   ==========


Statement of Financial Accounting Standards ("SFAS") 125, which requires balance
sheet   recognition  of  collateral   related  to  certain   secured   financing
transactions,  is a  non-cash  activity  and did  not  impact  the  consolidated statements of cash flows.

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

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:
                                                    March 26,        June 30,
In thousands                                          1999             1998
-------------------------------------------------------------------------------

   Financial instruments owned:
       US government and agency                 $   7,965,815    $   9,388,387
       Other sovereign governments                  5,024,370        2,955,515
       Corporate equity and convertible debt       14,353,397       12,255,749
       Corporate debt                               3,891,034        4,938,541
       Derivative financial instruments             3,511,982        3,545,236
       Mortgages and other mortgage-backed
          securities                               12,874,203       10,582,090
       Other                                          720,969          954,154
                                                -------------    -------------
                                                $  48,341,770    $  44,619,672
                                                =============    =============
   Financial instruments sold, but not yet purchased:
       US government and agency                 $    5,372,354   $   6,327,074
       Other sovereign governments                   7,952,927       3,107,789
       Corporate equity                              4,953,318       4,336,280
       Corporate debt                                1,093,997       1,398,025
       Derivative financial instruments              5,499,167       5,835,491
       Other                                             2,863          65,937
                                                --------------   -------------
                                                 $  24,874,626   $  21,070,596
                                                ==============   =============

                          THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

    At March 26, 1999, the Company was contingently liable for unsecured letters of credit of approximately $2.0 billion and letters of credit of approximately $22.2 million secured by financial instruments, which are principally used as collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the results of operations or the financial condition of the Company.

4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Securities and Exchange Commission Rule 15c3-1 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At March 26, 1999, Bear Stearns' net capital, as defined, of $1.77 billion exceeded the minimum requirement by $1.74 billion.

    Bear, Stearns International Limited ("BSIL") and another wholly owned London based subsidiary are subject to regulatory capital requirements of the Securities and Futures Authority. At March 26, 1999, BSIL exceeded the minimal capital required by $560.2 million.

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

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for each of the nine-months ended March 26, 1999 and March 27, 1998. Income taxes paid totaled $163.2 million and $432.2 million for the nine-months ended March 26, 1999 and March 27, 1998, respectively.

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

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments at March 26, 1999 and June 30, 1998:


                                                      March 26,        June 30,
    In billions                                         1999            1998
    ---------------------------------------------------------------------------
      Interest Rate:
         Swap agreements, including options,
          swaptions, caps, collars, and floors         $330.5            $277.5
         Futures contracts                               49.1              49.8
         Options held                                    16.3               4.0
         Options written                                  4.6               1.6

      Foreign Exchange:
         Futures contracts                               15.7              20.8
         Forward contracts                               16.0              29.6
         Options held                                     5.1               9.9
         Options written                                  5.6               7.7

      Mortgage-Backed Securities:
         Forward Contracts                               74.2              70.2

      Equity:
         Swap agreements                                 11.6              11.6
         Futures contracts                                1.2               1.1
         Options held                                     6.4               5.3
         Options written                                  5.4               4.6

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

The fair values of derivative financial instruments held or issued for trading purposes at March 26, 1999 and June 30, 1998 were as follows:

                                     March 26,              June 30,
                                       1999                   1998
                                ----------------------------------------------
    In millions                 Assets   Liabilities    Assets   Liabilities
      Swap agreements           $2,194      $1,894      $1,872       $2,100
      Futures and forward
         contracts                 153         169         450          551
      Options held               1,192                   1,279
      Options written                        3,456                    3,189


    The average monthly fair values of the derivative financial instruments for the nine-months ended March 26, 1999 and the fiscal year ended June 30, 1998 were as follows:

                                     March 26,               June 30,
                                       1999                    1998
                                ----------------------------------------------
    In millions                 Assets   Liabilities     Assets   Liabilities
      Swap agreements           $2,305      $2,318       $1,154      $1,494
      Futures and forward
         contracts                 331         400          318         329
      Options held               1,089                    2,207
      Options written                        3,116                    3,709

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

    The following table summarizes the credit quality of the Company's trading-related derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $1.6 billion and $832.4 million of collateral, respectively, at March 26, 1999 and June 30, 1998:
                                       March 26,              June 30,
           In millions                   1999                   1998
           ------------------------------------------------------------------

           RATING (1)                       NET REPLACEMENT COST

           AAA                          $193.9                 $187.7
           AA                            554.1                  607.9
           A                             230.1                  371.0
           BBB                            64.8                   68.1
           BB and Lower                   64.5                   70.8
           Non-rated                       7.6                   27.2

    (1) Internal designations of counterparty credit quality are based on actual
    ratings  made  by  external  rating   agencies  or  equivalent   ratings
    established and utilized by the Company's Credit Department.

8.  PREFERRED STOCK

    On April 15, 1999 the Company redeemed $150 million (all 6,000,000 of the outstanding shares) of 8% Exchangeable Preferred Income Cumulative Shares, Series A ("Series A Shares") issued by Bear Stearns Finance LLC, a wholly owned subsidiary of the Company, at a redemption price of $25 per Series A Share plus accrued and unpaid dividends to the redemption date.

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

Business Environment

The business environment during the Company's third fiscal quarter ended March 26, 1999 was characterized by extremely active markets and growth in both NYSE and NASDAQ trading volume.

The resilience of the U.S. economy coupled with the efforts of the Federal Reserve Bank to restore liquidity to the capital markets by cutting rates in the latter part of calendar 1998 and increased investor confidence contributed to improved conditions in the quarter ended March 26, 1999, with both the equity and fixed income markets continuing a strong rebound from the first fiscal quarter. Equity markets continued to be fueled by strong investor interest in internet and technology stocks. In the fixed income markets, conditions improved in both the primary and secondary markets, which benefited the Company's underwriting and trading activities, specifically the mortgage-backed, emerging markets and corporate bonds business units.

Results of Operations

Three-Months Ended March 26, 1999
Compared to March 27, 1998

Net income in the 1999 quarter was $204.0 million, an increase of 22.6% from $166.3 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 17.1% to $1,230.1 million in the 1999 quarter from $1,050.2 million in the comparable 1998 quarter. The increase was primarily attributable to an increase in principal transactions revenues as well as increases in investment banking and commission revenues. Earnings per share were $1.42 for the 1999 quarter versus $1.09 for the comparable 1998 quarter.

Commission revenues increased 8.4% in the 1999 quarter to $245.1 million from $226.1 million in the comparable 1998 quarter. This increase was primarily attributable to an increase in institutional activities, which benefited from a 26.9% increase in NYSE average daily volume in the 1999 quarter compared to the 1998 quarter.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                                 Three-Months Ended       Three-Months Ended
                                   March 26, 1999          March 27, 1998
                                   --------------          --------------

Fixed Income                           $ 364,887              $ 227,364
Equity                                   130,831                152,206
Foreign Exchange & Other
 Derivative Financial Instruments        104,592                 73,172
                                      ----------              ---------
                                       $ 600,310              $ 452,742
                                      ==========              =========

Revenues from principal transactions reached record levels in the 1999 quarter increasing 32.6%, which was principally attributable to an increase in fixed income based revenues, such as those derived from the mortgage-backed, emerging markets and corporate bonds business units, as well as an increase in revenues derived from foreign exchange & other derivative financial instruments. These increases were partially offset by a decrease in equity based revenues, specifically in the asset management, arbitrage and emerging markets equity trading business units, partially offset by an increase in revenues in the over-the-counter business unit.

Investment banking revenues increased 16.0% to $229.0 million in the 1999 quarter from $197.4 million in the comparable 1998 quarter. This increase was principally attributable to higher merger & acquisition and merchant banking fees earned during the 1999 quarter. Underwriting revenues were also strong and reflect an increase in equity and investment-grade corporate debt new issue volume, offset by a decrease in high yield and municipal new issue volume.

Net interest and dividends (revenues from interest and net dividends, less interest expense) decreased 12.5% to $139.8 million in the 1999 quarter from $159.8 million in the comparable 1998 quarter. This decrease was primarily attributable to lower levels of customer margin debt and customer short activity. Average margin debt balances decreased to $36.9 billion in the 1999 quarter from $45.8 billion in the comparable 1998 quarter. Average customer shorts decreased to $55.4 billion in the 1999 quarter from $57.5 billion in the comparable 1998 quarter.

Average free credit balances increased to $12.0 billion in the 1999 quarter from $11.5 billion in the comparable 1998 quarter and did not significantly impact the change in net interest and dividend revenues for the 1999 quarter.

Employee compensation and benefits increased 15.9% to $594.7 million in the 1999 quarter from $513.3 million in the comparable 1998 quarter. The increase was primarily attributable to an increase in discretionary bonuses related to increased revenues. Employee compensation and benefits, as a percentage of net revenues, decreased to 48.3% in the 1999 quarter from 48.9% in the comparable 1998 quarter.

All other expenses increased 11.5% to $302.5 million in the 1999 quarter from $271.3 million in the comparable 1998 quarter. Expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan") increased by $24.0 million from the comparable 1998 quarter reflecting higher pre-tax earnings in the 1999 quarter and an increase in the number of participants. Data processing, communications and depreciation increased by $13.7 million as a result of both increased usage and the upgrading of existing communication and computer systems.

The Company's effective tax rate increased to 38.7% in the 1999 quarter compared to 37.4% in the comparable 1998 quarter due to a higher level of earnings and a lower percentage of tax preference items in the 1999 quarter.

Nine-Months Ended March 26, 1999
Compared to March 27, 1998

Net income for the nine-months ended March 26, 1999 was $404.0 million, a decrease of 17.2% from $488.2 million for the comparable 1998 period. Net revenues decreased 4.1% to $2,991.8 million in the 1999 period from $3,120.1 million in the 1998 period. The decrease was primarily attributable to a decrease in investment banking revenues, partially offset by an increase in commission revenues. Earnings per share were $2.63 for the 1999 period versus $3.21 for the comparable 1998 period.

Commission revenues increased 10.5% in the 1999 period to $740.6 million from $670.0 million in the comparable 1998 period. This increase was primarily attributable to increased revenues from the firm's institutional and securities clearance services, which benefited from a 29.9% increase in NYSE average daily volume in the 1999 period compared to the 1998 period.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                             Nine-Months Ended        Nine-Months Ended
                               March 26, 1999           March 27, 1998
                              ---------------           --------------

Fixed Income                    $  661,023                $  668,488
Equity                             343,622                   353,401
Foreign Exchange & Other
    Derivative Financial
    Instruments                    211,716                   212,879
                                ----------                ----------
                                $1,216,361                $1,234,768
                                ==========                ==========

Revenues from principal transactions decreased 1.5% in the 1999 period to $1,216.4 million from $1,234.8 million in the comparable 1998 period. This decrease was primarily due to volatile market conditions and the "flight to quality" during the first quarter of fiscal 1999.

Investment banking revenues decreased 26.1% to $514.4 million in the 1999 period from $695.6 million in the comparable 1998 period. This decrease reflects decreases in underwriting revenues as well as mergers & acquisitions and advisory fees. Investor and issuer concerns arising from difficult market conditions during the first and second quarters of fiscal 1999 served to dampen the Company's financial advisory and underwriting activities. These concerns led to decreased levels of equity and debt new issue volume during that period.

Net interest and dividends reflected a decrease of 1.6% to $461.7 million in the 1999 period from $469.5 million in the comparable 1998 period. Average customer margin debt declined to $40.0 billion in the 1999 period from $44.3 billion in the comparable 1998 period, while average customer shorts increased to $60.3 billion from $54.9 billion. Average free credit balances increased to $12.5 billion in the 1999 period from $10.6 billion in the comparable 1998 period.

Employee compensation and benefits increased 0.3% to $1,552.9 million in the 1999 period from $1,548.2 million in the comparable 1998 period. Employee compensation and benefits, as a percentage of net revenues, increased to 51.9% in the 1999 period from 49.6% in the comparable 1998 period.

All other expenses increased 3.3% to $805.2 million in the 1999 period from $779.4 million in the comparable 1998 period. Communications expense increased by $16.4 million in the 1999 period from the comparable 1998 period, reflecting an increase in information services and the installation of higher capacity telecommunication networks. Depreciation expense increased by $15.5 million in the 1999 period from the comparable 1998 period due to computer equipment upgrades throughout the Company. Advertising and market development increased by $11.2 million in the 1999 period due to increased advertising expenses in various departments. Data processing and equipment increased by $7.6 million in the 1999 period due to an increase in computer processing costs associated with the distribution of new software. Legal expenses decreased by $21.8 million in the 1999 period from the comparable 1998 period, reflecting the settlement of the NASDAQ antitrust litigation in the 1998 period. CAP Plan expense decreased by $3.0 million in the 1999 period from the comparable 1998 period reflecting the reduced level of earnings.

The Company's effective tax rate decreased to 36.3% in the 1999 period compared to 38.4% in the comparable 1998 period due to a lower level of earnings and a higher percentage of tax preference items in the 1999 period.

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

The Company's total assets at March 26, 1999 increased to $166.6 billion from $154.5 billion at June 30, 1998. The increase is primarily attributable to increases in securities purchased under agreements to resell, receivables from brokers, dealers and others and financial instruments owned, partially offset by a decrease in securities borrowed.

The Company's ability to support fluctuations in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base which is a function of asset quality and liquidity. Highly liquid assets, such as U.S. government and agency securities, typically are funded by the use of repurchase agreements and securities lending arrangements, which require low levels of margin. In contrast, assets of lower quality or liquidity require higher levels of collateralization, or margin, in order to obtain secured financing and consequently increased levels of capital. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

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

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer term source of unsecured financing. During the nine-months ended March 26, 1999, the Company issued $3.1 billion in long-term debt which, net of retirements, served to increase long-term debt to $14.4 billion at March 26, 1999 from $13.3 billion at June 30, 1998.

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

Additionally, the Company maintains a committed revolving-credit facility (the "facility") totaling $2.9 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC and certain affiliates. The facility provides that up to $1.45 billion of the total facility may be borrowed by the Company on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, this facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 1999 with all loans outstanding at that date payable no later than October 2000.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries, Bear Stearns, BSSC, BSIL, Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank Plc ("BSB"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, Bear Stearns, BSSC, BSIL, BSIT and BSB. The Company regularly monitors the nature and significance of those assets or activities conducted outside the regulated subsidiaries and generally funds such assets with either capital or borrowings having maturities consistent with the nature and the liquidity of the assets being financed.

During the nine-months ended March 26, 1999, the Company repurchased 7,658,035 shares of Common Stock in connection with the CAP Plan at a cost of approximately $291.7 million. Included in the shares purchased during this period were 3,951,237 shares with a cost of $153.8 million, which were credited to participants' deferred compensation accounts with respect to deferrals made during fiscal 1998. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares in respect of all compensation deferred and any additional amounts allocated to participants under the CAP Plan. Repurchases of Common Stock under the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of May 6, 1999, there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents decreased by $148.2 million during the nine-months ended March 26, 1999 to $925.7 million. Cash provided by operating activities during the nine-months ended March 26, 1999 approximated $1.3 billion, primarily due to an increase in securities sold under agreements to repurchase and a decrease in securities borrowed, partially offset by increases in securities purchased under agreements to resell and financial instruments owned. Financing activities used cash of $1.3 billion, primarily due to net repayments of short-term borrowings and net retirement/maturities of long-term borrowings.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, the NYSE, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At March 26, 1999 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with such regulatory capital requirements.

Merchant Banking and Non-Investment-Grade Debt Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments or subordinated loans, and have not required significant levels of capital investment. At March 26, 1999, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction were not material to the Company's consolidated financial position.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and the securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At March 26, 1999, the Company held high yield instruments of $1.5 billion in assets and $0.2 billion in liabilities, as compared to $1.8 billion in assets and $0.3 billion in liabilities as of June 30, 1998.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, illiquidity of secondary trading markets and vulnerability to general economic conditions.

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

Over four years ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. The Company's action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing compatibility with such systems. The Company also participates actively in industry-wide tests.

The Company has and will continue to test the software and hardware for Year 2000 modifications. To date, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $45.8 million. The Company's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $14.2 million, which will be funded through operating cash flows and primarily expensed as incurred.

The Company presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has substantially completed the reprogramming and replacement phase of the project. Testing is in progress and is expected to be completed in fiscal year 1999 with additional testing through the end of the calendar year as deemed appropriate. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has developed an action plan and a formal contingency plan designed to safeguard the interests of the Company and its customers. The Company believes that these plans significantly reduce the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

Effects of Statements of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt this standard when required in fiscal year 1999 and is currently determining the potential impact on the Company's financial statement disclosure.

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

Item 3 -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK
              ----------------------------------------------- -----------

The Company's principal business activities by their nature engender significant market and credit risks. Managing these risks is critical to the success and stability of the Company. As a result, comprehensive risk management policies and procedures have been established to identify, control and monitor each of these major risks. Additionally, the Company's diverse portfolio of business activities helps to reduce the impact that volatility in any particular market may have on its net revenues. In addition to market risk, the Company is also subject to credit risk, operating risk and funding risk as well as other risks.

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

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a "Monte Carlo" value at risk approach. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors which describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Inter-country correlations were also used. Equity price risk was measured using a combination of historical and Monte Carlo value at risk approaches. Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty at March 26, 1999 and approximately forty at June 30, 1998. Parameter estimates, such as volatilities and correlations, were based on daily tests through March 26, 1999. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                              March 26,            June 30,
in millions                                     1999                 1998
-----------                                     ----                 ----
MARKET RISK
         Interest                           $    8.0                $ 11.1
         Currency                                1.2                   0.9
         Equity                                 14.0                   8.9
         Diversification benefit                (7.0)                 (6.6)
                                               -----                ------
            Total                           $   16.2                $ 14.3
                                               =====                ======

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


A.I.A. Holding, S.A., et al. v. Lehman Brothers, Inc., et al.

As previously reported in the Company's 1998 Form 10-K and Form 10-Q for the quarter ended December 31, 1998 ("Second Quarter 1999 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On February 19, 1999, Bear Stearns and Lehman Brothers filed a motion for reconsideration of the court's order dismissing their fraudulent conveyance counterclaim.

Alpha  Group  Consultants,   et  al.  v.  Weintraub,   et  al./In  re  Weintraub
Entertainment Group Litigation.

As previously reported in the Company's 1998 Form 10-K and Second Quarter 1999 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of California.

On March 1, 1999, Bear Stearns filed a cross-motion for summary judgment on the claims asserted in the complaint on behalf of certain absent class members.

On April 14, 1999, Bear Stearns filed a motion for reconsideration of the court's order denying its motion for a new trial.

A.R. Baron & Company, Inc.

As previously reported in the Company's 1998 Form 10-K, Form 10-Q for the quarter ended September 25, 1998 ("First Quarter 1999 Form 10-Q") and Second Quarter 1999 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On January 11, 1999, plaintiffs moved for class certification. The court has not yet issued a ruling on plaintiffs' motion.

Fezanni, et al. v. Bear, Stearns & Co. Inc., et al.

On February 2, 1999, an action was commenced in the United States District Court for the Southern District of New York by eleven individuals or entities that allegedly purchased certain securities underwritten by A.R. Baron & Company ("Baron"). Named as defendants are Bear Stearns & Co. Inc. ("Bear Stearns"), BSSC, an officer of Bear, Stearns Securities Corp. ("BSSC"), thirteen former officers and employees of Baron, and 33 other individuals and entities that allegedly participated in alleged misconduct by Baron involving attempts to manipulate the market for securities underwritten by Baron. The complaint alleges that the Bear Stearns defendants violated Sections 9 and 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder and the Racketeer Influenced and Corrupt Organizations Act, aided and abetted breach of fiduciary duty and committed common law fraud in connection with providing clearing services and financing for Baron. The complaint seeks to recover compensatory damages in excess of $6.5 million, treble damages in excess of $19.5 million, punitive damages of $6.5 million from each defendant other than Bear Stearns and BSSC, and punitive damages in the aggregate of $130 million from Bear Stearns and BSSC. The complaint in this action has not yet been served.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

Bier, et al. v. Bear, Stearns & Co. Inc., et al.

On February 8, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased securities through certain retail brokerage firms for which BSSC provided clearing services and financing during the period from December 8, 1992 through December 8, 1998. Named as defendants are Bear, Stearns & Co. Inc., BSSC and an officer of BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed breach of contract, common law fraud and negligent misrepresentation in connection with providing clearing services and financing for the brokerage firms named in the complaint. Compensatory and punitive damages in unspecified amounts are sought.

On April 5, 1999, this action was consolidated for all purposes with the Goldberger action discussed below.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

In re Daisy Systems Corporation, Debtor

As previously reported in the Company's 1998 Form 10-K and Second Quarter 1999 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Northern District of California.

On February 11, 1999, plaintiff filed a notice of cross-appeal.

Deutch v. Silverman

As previously reported in the Company's 1998 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the District of New Jersey.

On April 7, 1999, defendants filed a motion to dismiss the complaint. The court has not yet issued a ruling on this motion.

Goldberger v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Second Quarter 1999 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On April 5, 1999, this action was consolidated for all purposes with the Bier action discussed above.

In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund

As previously reported in the Company's 1998 Form 10-K and First and Second Quarter 1999 Form 10-Q's, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On February 17, 1999, the Bambou Action was consolidated for pre-trial purposes with the ABF Capital, Primavera, Montpelier and Johnston Actions.

Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's 1998 Form 10-K and First and Second Quarter 1999 Form 10-Q's, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On January 18, 1999, defendants moved for summary judgment on all claims asserted in the complaint. The court has not yet issued a ruling on defendants' motion.

Sterling Foster & Co., Inc.

The following matters arise out of Bear Stearns' role as clearing broker for Sterling Foster & Co., Inc. ("Sterling Foster").

(i)   Rogers v. Sterling Foster & Co., Inc.

On February 16, 1999, Bear, Stearns & Co. Inc., BSSC and an officer of BSSC were added as defendants in a purported class action pending in the United States District Court for the Eastern District of New York. The action is brought on behalf of a purported class consisting of all persons who purchased or otherwise acquired certain securities that were underwritten by Sterling Foster & Co., Inc. ("Sterling Foster"). Named as defendants, in addition to the Bear Stearns defendants set forth above, are Sterling Foster, seven individuals alleged to have had an employment relationship with, or exercised control over, Sterling Foster, six companies that issued securities underwritten by Sterling Foster, eight individuals who were directors, officers and/or employees of these issuers, and Bernstein & Wasserman LLP and two of its partners. The second amended complaint alleges, among other things, that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law and committed common law fraud in connection with providing clearing services to Sterling Foster. Compensatory damages in an unspecified amount are sought.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

(ii) Greenberg v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Second Quarter 1999 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On March 15, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

(iii)  Levitt, et al. v. Bear, Stearns & Co. Inc., et al.

On February 16, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster between September 4, 1996 and December 31, 1996. Named as defendants are Bear, Stearns & Co. Inc. and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

On March 15, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.

(iv)  Mihalevich v. Bear, Stearns & Co. Inc.

On February 5, 1999, a purported class action was commenced in the United States District Court for the Western District of Missouri on behalf of all persons who, "within or from the State of Missouri," purchased ML Direct, Inc. common stock or warrants through Sterling Foster between September 4, 1996 and February 13, 1997. Named as defendants are Bear, Stearns & Co. Inc. and BSSC. The complaint alleges, among other things, that the defendants violated the Missouri Securities Act and committed common law fraud, constructive fraud, negligence and made negligent misrepresentations in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of approximately $290,000 and punitive damages in an unspecified amount are sought.

On March 31, 1999, this action was conditionally transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York. Plaintiff has opposed this conditional transfer.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, intends to defend against these claims vigorously, and believes that it has substantial defenses to these claims.


The Company also is involved from time to time in investigations and proceedings by governmental, regulatory and self-regulatory agencies.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

         (11)     Statement Re Computation of Per Share Earnings

         (12)     Statement Re Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedule

    (b)  Reports on Form 8-K

                  During the quarter, the Company filed the following Current Reports on Form 8-K.

                           (i) A Current  Report on Form 8-K dated  January  19,
                               1999 and filed on January 22, 1999, pertaining to the Company's results of operations for the three-months ended December 31, 1998.

                           (ii)A Current  Report on Form 8-K dated  January  20,
                               1999 and filed on January 22, 1999, pertaining to the announcement of a 5% stock dividend on the outstanding shares of common stock.

                           (iii) A Current Report on Form 8-K dated February 23,
                               1999 and filed on February 25, 1999, pertaining to an opinion of Cadwalader, Wickersham and Taft as to the legality of 6.15% Global Notes due 2004 (the "Global Notes") issued by the Company and an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences in connection with the offering of the Global Notes.

                                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Bear Stearns Companies Inc.
                                                     (Registrant)





Date: May 10, 1999                      By:  /s/ Marshall J Levinson
                                             -----------------------
                                             Marshall J Levinson
                                             Controller and Assistant Secretary
                                            (Principal Accounting Officer)

                            THE BEAR STEARNS COMPANIES INC.

                                       FORM 10-Q

                                    Exhibit Index


Exhibit No.         Description                                           Page

     (11)           Statement Re Computation of Per Share Earnings          33
     (12)           Statement Re Computation of Earnings to Fixed Charges   34
     (27)           Financial Data Schedule                                 35