Form 10-K
period 1999-06-30
BEAR STEARNS COMPANIES INC
filed 1999-09-28
CIK 777001

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ----------------------


                                    FORM 10-K
                                    ---------


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1999.
                                      Or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
      ___________

                         COMMISSION FILE NUMBER:  1-8989
                         THE BEAR STEARNS COMPANIES INC.

--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)



                  Delaware                                     13-3286161
   -----------------------------------      ------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of Each Exchange
          Title of Each Class                               on Which Registered

---------------------------------------             ----------------------------
Common Stock, par value $1.00 per share              New York Stock Exchange


Adjustable Rate Cumulative                           New York Stock Exchange
   Preferred Stock, Series A

Depositary Shares, each representing                 New York Stock Exchange
   a one-fourth interest in a share of
   6.15% Cumulative Preferred Stock,
   Series E

Depositary Shares, each representing a               New York Stock Exchange
   one-fourth interest in a share of
   5.72% Cumulative Preferred Stock,
   Series F

Depositary Shares, each representing a               New York Stock Exchange
   one-fourth interest in a share of
   5.49% Cumulative Preferred Stock,
   Series G

9-3/8% Senior Notes Due 2001                         New York Stock Exchange

S&P Linked Notes Due 2003                     Chicago Board Options Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At September 8, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,762,903,000. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

On September 8, 1999, the registrant had outstanding 117,453,197 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 1999 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held October 28, 1999, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended June 30, 1999.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

      (a)  General Development of the Business

      The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); and Bear, Stearns International Limited ("BSIL") is a leading investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling the Company's proprietary and customer transactions. The Company succeeded on October 29, 1985, to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

      (b)  Financial Information About Industry Segments

      The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Execution Services and Wealth Management. These segments are strategic business units analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Execution Services distribution network with related revenue of such intersegment services allocated to the respective segments through transfer pricing policies.

      The Capital Markets segment is comprised of the Equities, Fixed Income and Investment Banking areas with over 2,600 directly attributable employees. Equities combines the efforts of sales, trading and research professionals to offer in-depth expertise in areas such as block trading, convertible bonds, over-the-counter ("OTC") equities, equity derivatives and risk arbitrage. Fixed Income provides distribution power for issuers in the primary market, liquidity for investors in the secondary market, research for institutional clients and offers expertise in products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities, foreign exchange and derivatives. Investment Banking provides a variety of services to our clients, including capital raising, strategic advisory, mergers and acquisitions and merchant banking capabilities. Capital raising encompasses the Company's underwriting of equity, investment grade debt and high yield debt securities.

      The Execution Services segment is comprised of clearance and predominately commission-related areas, including institutional equity sales, institutional futures sales and specialists activities. At June 30, 1999, approximately 2,700 dedicated employees serve these business areas.

      Institutional equity sales involves the execution of transactions in US equity securities for domestic and foreign institutional customers and providing these customers with liquidity, trading expertise, trade execution, research and investment advice. The Company provides transaction services for institutional customers who trade in futures and futures-related instruments. The Company is also involved in specialist activities on both the New York Stock Exchange ("NYSE") and the American Stock Exchange ("AMEX").

      The  Company  also  provides  clearing,   margin  lending  and  securities
borrowing to facilitate customer short sales to over 2,700 clearing clients worldwide. Such clients include approximately 2,300 prime brokerage clients including hedge fund managers, money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business. The Company processes trades in over 70 countries and accounts for approximately 10% of the average daily NYSE volume, processing an average of in excess of 175,000 trades per day.

      Wealth Management provides fee-based products and services through the Private Client Services ("PCS") and Asset Management areas to both individual and institutional investors.

      PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in seven regional offices. These account executives averaged approximately $1.0 million in production in fiscal 1999. PCS had over $39 billion in client assets at June 30, 1999.

      The Asset Management area, through Bear Stearns Asset Management Inc., had $12.2 billion in assets under management at June 30, 1999 which reflected a greater than 24% increase over the prior year. The largest component of the increase was attributable to equities and alternative investments. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals. Innovation in products and services enables Asset Management to serve clients in an increasingly competitive financial marketplace.

      Financial information regarding the Company's industry segments and foreign operations for the three successive fiscal years ended June 30, 1999 is set forth under the Notes to the Consolidated Financial Statements in Footnote 13, entitled "Segment and Geographic Area Data," in the registrant's 1999 Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference to Exhibit No. 13 of this report.

      (c)  Narrative Description of Business

      The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed and municipal securities: trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; acting as specialist on the floor of the NYSE and the AMEX; underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial real estate activities; investment management and advisory; fiduciary, custody, agency and securities research services.

      The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Los Angeles and San Francisco; from representative offices in Beijing, Hong Kong, and Shanghai; through international offices in Buenos Aires, Dublin, London, Lugano, Sao Paulo, Singapore and Tokyo; and through joint ventures with other firms in Belgium, Greece, and Madrid. The Company's international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients. The Company provides trust company services through its subsidiary, Custodial Trust Company ("CTC"), which is located in Princeton, New Jersey.

      Bear Stearns and BSSC are broker-dealers registered with the Securities and Exchange Commission (the "SEC"). Additionally, Bear Stearns is registered as an investment adviser with the SEC. Bear Stearns and BSSC are also members of the NYSE, all other principal US securities and futures exchanges, the National Association of Securities Dealers ("NASD"), the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). Bear Stearns is a "primary dealer" in US government securities as designated by the Federal Reserve Bank of New York.

      BSIL is a full service broker-dealer based in London and is a member of Eurex (formerly the Deutsche Terminborse), the International Petroleum Exchange ("IPE"), the London Commodity Exchange ("LCE"), the London International Financial Futures and Options Exchange ("LIFFE"), OMLX, The London Securities & Derivatives Exchange ("OMLX"), Marche a Terme International de France, SA ("MATIF") and the London Clearing House ("LCH"). BSIL is supervised by and regulated in accordance with the rules of the Securities and Futures Authority ("SFA").

      As of June 30, 1999, the Company had 9,808 employees.

      The following areas are included in the three industry segments mentioned above in Item 1(b).

INSTITUTIONAL EQUITIES

      General. The Company provides customers with liquidity, trading expertise, equity research and extensive expertise in products such as domestic and international equities and convertible securities.

      Option and Index Products. The Company provides an array of equity and index option-related execution services to institutional and individual clients. The Company utilizes sophisticated research and computer modeling to formulate for clients specific recommendations relating to options and index trading.

      Arbitrage. The Company engages for its own account in both "classic" and "risk" securities-arbitrage. The Company's risk arbitrage activities generally involve the purchase of securities at a discount from a value that is expected to be realized if a proposed or anticipated merger, recapitalization, tender or exchange offer is consummated. In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a later date, and (iv) between the prices of securities with contracts settling on differing dates.

      Strategic Structuring and Transactions (SST). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets traversing a wide spectrum of equity and futures products including listed and OTC options and swaps.

      OTC Equity Securities. The Company makes markets on a principal basis in common and preferred stocks, warrants, and other securities traded on the NASD's Automated Quotation System and otherwise in the OTC market. Principal transactions with customers are effected at a net price equal to the prevailing inter-dealer price, plus or minus a mark-up or mark-down.

      Equity Research. The Equity Research Department provides in-depth research including economic forecasts, industry and company analyses, overall strategic guidance and recommendations. The department provides comprehensive industry and company coverage on approximately 1,200 stocks in over 100 industries, or 57% of the stocks in the S&P 500. Ninety-three equity analysts provide coverage and recommendations on domestic stocks as well as European, Latin American and Asian stocks, complemented by the output of the Company's economists and strategists. Some of the Company's larger global research teams are concentrated in the health care, media, technology and telecommunications sectors.

FIXED INCOME

      General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: corporate debt and equity securities, US and foreign government securities, government agency securities, mortgages and mortgage-backed securities, other asset-backed securities, municipal and other tax-exempt securities, interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the US in fixed income securities, including US government and agency securities, mortgage-backed securities, and corporate and municipal securities. Inventories of fixed income securities are generally carried to facilitate sales to customers and other dealers.

      US Government and Agency Obligations. The Company is recognized by the Federal Reserve Bank of New York as a primary dealer in US government obligations. The Company participates in the auction of, and maintains proprietary positions in, US Treasury bills, notes, bonds, and stripped-coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of various US government-agency and sponsored-corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge its proprietary positions. As a primary dealer, Bear Stearns furnishes weekly reports of its inventory positions and market transactions in US government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Bank's open-market activities. In addition, the Company engages in matched book activities, which involve acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements, reverse repurchase agreements and securities borrowed. The objective of this matched book activity is to earn a positive spread between interest rates.

      Corporate Fixed Income Securities. The Company acts as a dealer in sovereign and corporate fixed income securities and preferred stocks in New York, London and Tokyo. It buys and sells these securities for its own account in principal transactions with institutional and individual customers, as well as other dealers. The Company conducts trading in the full spectrum of dollar and non-dollar debt securities. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers utilizing financial futures and other instruments. Moreover, the Company offers quantitative, strategic, and research services relating to fixed income securities to its domestic and international clients. The Company participates in the trading of high yield, non-investment grade securities and the securities and bank loans of companies, sovereigns and sovereign agencies.

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

      The Company trades GNMA, FNMA and FHLMC "to be announced" securities (i.e., securities having a stated coupon and the original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). The Company buys and sells such securities for its own account in transactions with institutional and individual customers, as well as with other dealers.

      The Company, through various special purpose subsidiaries, purchases, sells, and services entire loan portfolios of varying quality. These portfolios are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is performed by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment grade or non-investment grade. Loan collection is emphasized for the non-investment grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure unit will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate that has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure unit maintains and markets properties through regional real estate brokers. Investment grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. In addition, special purpose vehicles issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

      The Company also operates a commercial mortgage conduit that originates and accumulates commercial mortgage loans for the purpose of securitizing its portfolio. After receipt of loan applications, extensive credit underwriting reviews are conducted. After completing pricing analysis and successful negotiations, the loan will "close" and be included in an ensuing securitization. The Company does not retain any exposure to real estate risk subsequent to securitizing and selling the deal, but does have exposure to the performance of the underlying real estate after the closing of the loan and prior to securitization.

      Asset-Backed Securities. The Company acts as underwriter and placement agent with respect to investment grade and non-investment grade, asset-backed securities issued by unaffiliated third parties. These asset-backed securities include: securities backed by consumer automobile receivables originated by the captive finance subsidiaries of automobile manufacturers, commercial banks and finance companies; credit card receivables; and home-equity lines of credit or second mortgages. The Company also trades and makes markets in these asset-backed securities. While there are ready markets for the investment grade asset-backed securities described above, non-investment grade securities and related varieties thereof may lack liquidity.

      Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by states, counties, cities, and local governmental authorities. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets in a broad spectrum of long-term and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate, demand bond market. The Company periodically uses both municipal and treasury bond futures to hedge its cash-market bond inventory. In addition, the Company maintains a municipal arbitrage portfolio for its own account consisting of municipal futures and cash bond positions. The Company's underwriting, trading and sales activities are supported by a municipal research group.

      Derivatives. The Company offers to customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income, credit, and equity derivatives. These products are transacted, as principal, with customers for hedging, risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, asset swaps, and structured notes, as well as more complex, structured trades which are customized to meet customers' specific needs. The Company also enters into derivative transactions for various purposes and to manage risks to which the Company is exposed in its businesses and funding activities. The Company manages its market and counterparty derivatives risks in a manner consistent with its overall risk-management policies.

      Foreign Exchange. The Company trades foreign exchange products with clients as principal; for its own account; and to hedge its securities positions or other assets and liabilities. Foreign exchange products include major and minor currencies on a spot and forward basis, listed and OTC foreign currency options, and foreign exchange futures contracts. Foreign exchange trading desks are maintained in New York and London and clients can trade or leave orders 24 hours per day. The Company serves a select list of funds, major corporations, and mid-size commercial banks. Currency option strategies are made available to customers to help them meet their specific risk management objectives.

      Fixed Income Research. The Company is a leader in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt, and mortgage-backed and asset-backed securities. The Fixed Income Research Department is comprised of economists, industry analysts and strategists covering the full range of research disciplines: quantitative, economic, strategic, credit portfolio, relative value and market-specific analysis. The Fixed Income Research Department provides ongoing support for the Company's sales and trading efforts, producing reports, studies, and technical market analyses. Fixed Income Research is comprised of the following three units:

      (i) Financial Analytics and Structured Transactions Group ("F.A.S.T."), a unique firm-wide resource, has developed innovative fixed income strategies through the application of its advanced and fully integrated technology. Through F.A.S.T., the Company affords its clients financial engineering and securitization capabilities, investment research, fixed income portfolio management and analytical systems and trading technology for mortgage-related and fixed income securities. F.A.S.T. offers the means to create and implement financial strategies designed to maximize portfolio returns.

      (ii) High grade research consists of approximately 18 analysts and researchers, and provides coverage for over 30 industries and 700 companies.

      (iii) High yield research consists of 28 analysts and researchers for domestic issues and 15 analysts and researchers for international issues, providing coverage for over 600 corporate and sovereign issuers whose fixed income securities are non-investment grade.

EMERGING MARKETS

      The Company provides financial services in various emerging markets worldwide including: securities brokerage, equity and fixed income trading and sales, and securities research; besides offering a full range of investment banking, capital formation and advisory services. As part of these activities, the Company manages and participates in public offerings and arranges the private placement of debt and equity securities with institutional investors. The markets currently covered by the Company include Latin America, Asia, and Europe.

EQUITY SALES

      The Company is one of the leading firms in the US in providing brokerage services to institutional investors. Institutional equity sales involves the execution of transactions in US equity securities for domestic and foreign institutional customers and providing these customers with liquidity, trading expertise, trade execution, research and investment advice. The Company provides transaction services for institutional customers who trade in futures and futures-related instruments. The Company is also involved in specialist activities on both the NYSE and the AMEX.

CLEARANCE ACTIVITIES

      The Company provides a full range of clearing services to clients. Organizations that are engaged in the retail or institutional brokerage business and are members of the NYSE and/or NASD comprise one category of client called "fully-disclosed correspondents." In addition, the Company has extensive involvement in the clearing of securities transactions for "professional clearing clients" such as: hedge funds, market-makers, specialists, arbitrageurs, money managers, and other professional investors trading at multiple securities firms.

      Besides commissions and service charges realized from clearing activities, the Company also earns substantial amounts of interest income. The Company extends credit directly to the customers of correspondent firms in order to facilitate the conduct of customer securities transactions on a margin basis. Correspondents indemnify the Company against margin losses on customer accounts. The Company also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since the Company must rely on the guarantees and general credit of the correspondents, the Company may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities. The clearing business for hedge funds, market-makers, specialists, arbitrageurs and other professional traders can require a substantial commitment of the Company's capital involving varying degrees of risk. The Company has developed computerized control systems to monitor and analyze risk on a daily basis.

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

      The Company attempts to broaden, wherever possible, its relationships with broker-dealer and prime broker clients. In addition to performing administrative, operational and settlement functions, the Company also advises clients on communications systems and provides a variety of non-brokerage products and services on favorable terms, enabling them to benefit from the Company's centralized purchasing power.

FUTURES

      The Company, through BSSC and other subsidiaries, provides, directly or through third-party brokers, futures commission merchant services for customers and other Bear Stearns affiliates who trade contracts in futures on financial instruments and physical commodities, including options on futures. Exchange-traded futures and options derive their values from the values of selected stock indices, fixed income securities, currencies, agricultural and energy products and precious metals.

      Domestic futures and options trading is subject to extensive regulation by the CFTC pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International futures and options trading activities are subject to regulation by the respective regulatory authorities in the locations where futures exchanges reside, including the SFA in the United Kingdom.

      Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's regulations in addition to other regulations. In the US, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company is a member of the IPE, the LCE, the LIFFE and OMLX. The Company also has non-clearing memberships with MATIF and Eurex in Europe. In Japan memberships are held with the Tokyo Stock Exchange, the Osaka Stock Exchange and the Tokyo International Financial Futures Exchange ("TIFFE") for clearing Japanese government bond futures, for clearing Japanese stock index products, and for executing financial futures, respectively.

BLOCK TRADING

      The Company effects transactions in large blocks of securities, generally exceeding 50,000 shares, mainly with institutional customers. The Company also provides customers execution capabilities for baskets of equity securities using sophisticated computer systems. Transactions are handled on an agency basis whenever possible, but the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available.

SPECIALIST ACTIVITIES

      The Company is a participant in specialist units on the NYSE and the AMEX that as of September 1999 perform specialist functions in approximately 180 NYSE-listed stocks in addition to approximately 100 stocks and 80 options on the AMEX. These market-making operations are conducted through joint ventures with a member organization pursuant to joint-account agreements. The market-making functions of a specialist involve risk of loss during periods of market fluctuation, since specialists are obliged to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

CUSTODIAL TRUST COMPANY

      The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides: fiduciary, custody, and agency services for institutional accounts; clearance of government securities for institutions and dealers; processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products; and margin lending. At

June 30, 1999, CTC held approximately $140 billion of assets for clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

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

      The Company's strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include financial services, general industrial services and products, health care/pharmaceuticals, media/entertainment, merchandising, natural resources, real estate, gaming and lodging, technology and telecommunications. The Company also has a group that focuses on financial sponsors. These groups are responsible for initiating, developing and maintaining client relationships, and for executing transactions involving these clients. The Company has focused primarily on those industries in which the Company also has a strong research capability.

      In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions ("M&A"), equity offerings, high yield securities, syndicated bank loans, and other transaction specialties.

      Mergers and Acquisitions. The Company is active in arranging various M&A transactions for its clients. The Company participates in a broad range of domestic and international assignments including acquisitions, divestitures, strategic restructurings, proxy contests, leveraged buyouts, and defenses against unsolicited takeovers.

      Equity Offerings. The equity capital markets group focuses on providing financing for issuers of equity and convertible equity securities in the public markets. The group often assists with the origination, but is primarily responsible for the structuring and execution of transactions for a broad range of clients.

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

     Leveraged Loan Origination and Syndication. This area of the Company integrates the origination, structuring, underwriting, distribution and trading of bank loans. Such loans include both funded and unfunded and investment grade and non-investment grade loans.

      Leveraged Acquisitions. As part of its investment banking activities, the Company makes investments as principal in leveraged acquisitions and in leveraged buy-out funds as a limited partner. The Company's investments generally take the form of equity securities, either common or preferred stock. Equity securities purchased in these transactions generally are held for appreciation and are not readily marketable. While the Company believes that the current carrying value of these instruments is at least equal to their eventual realizable value, it is not possible to determine whether or when the Company will realize the value of these investments.

      Commercial Real Estate. The Company is engaged in a variety of real estate activities on a nationwide basis. It provides comprehensive real estate-related investment banking, capital markets and financial advisory services.

PCS

      PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in seven regional offices. These account executives averaged approximately $1.0 million in production in fiscal 1999. PCS had over $39 billion in client assets at June 30, 1999.

ASSET MANAGEMENT

      The Company's asset management department manages equity and fixed income assets for some of the leading domestic corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals in the US. With over $12 billion under management, the asset management department provides its clients with diverse products, expertise and experience for enhancing investment returns by identifying, and capitalizing on, investment opportunities in the financial markets. Institutional and high-net-worth products include: large and small cap value equity and growth equity; global and emerging markets fixed income; cash management; alternative investment strategies, including hedge funds, private equity, venture capital and collateralized bond obligations; and wrap accounts.

      In addition, the asset management department serves individual investors through its management of The Bear Stearns Funds, a family of mutual funds which include: S&P STARS, Large Cap Value, Small Cap Value, The Insiders Select, Focus List, International Equity, Balanced, Total Return Bond, High Yield Total Return, and The Emerging Markets Debt Portfolios.

OTHER

      The Company derives substantial net-interest income from customer margin loans and securities lending.

      Customer Financing. Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price that is collateralized by securities and cash in the customer's account, in accordance with regulatory and internal requirements. The Company receives income from interest charged on the extension of credit. The rate of interest charged to customers for margin financing is based upon the federal funds rate, broker's call rate or LIBOR.

      Securities Lending Activities. In connection with both its trading and brokerage activities, the Company borrows and lends securities to broker-dealers and other trading entities to cover short sales and to complete transactions in which customers have failed to deliver securities by settlement date.

ADMINISTRATION AND OPERATIONS

     Administration and operations personnel are responsible for processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; office services; custody of customer securities; and overseeing the margin accounts of the Company and correspondent organizations. The processing, settlement, and accounting for transactions for the Company, correspondent organizations, and the customers of correspondent organizations is handled by a staff of approximately 5,000 employees located in separate operations offices in New York City and Whippany, New Jersey and, to a lesser extent, in the Company's offices worldwide.

      The Company executes its own and correspondent transactions on US exchanges and in the OTC market. The Company clears all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased, and transfer of related funds) through its own facilities, unaffiliated commercial banks, other broker-dealers, and through memberships in various clearing corporations.

      There can be significant fluctuation in the volume of transactions the Company processes, clears and settles. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations.

INTERNATIONAL

      Outside the US, the Company, through its international subsidiaries, provides various services including investment banking, securities trading and brokerage and clearance activities to corporations, governments,
institutions  and  individuals   throughout  the  world.   These   international
subsidiaries  have  memberships  on  various  foreign   securities  and  futures
exchanges.

      BSIL is based in London and provides investors and issuers with a full range of products and services in both international and US equities, fixed income, exchange-traded futures and options, and foreign exchange. In addition, BSIL is a major sales and trading center within the Company's global fixed income and equity-related derivative businesses. BSIL has a growing investment banking capability and is also enhancing its service to the Company's growing clearance business in Europe.

      Bear Stearns Japan Limited ("BSJL"), based in Tokyo, serves the diverse needs of Japanese corporations, financial institutions and government agencies by offering a range of international fixed income and equity products as well as listed futures. BSJL also offers a range of derivative products within Japan with special focus on credit and equity derivatives. Mergers and acquisitions, corporate finance and restructuring services are also available for local and cross-border business. Over the past year, BSJL became active in the local mortgage-backed securities and distressed debt markets.

     Bear Stearns Asia Limited ("BSAL"), based in Hong Kong, acts as the regional headquarters for the Company's activities in the Asia-Pacific region, excluding Japan. This office provides equity and fixed income sales and trading, international equity and fixed income research, and investment banking services to institutional and individual clients in Asia. The representative offices of Bear Stearns located in Beijing and Shanghai support the efforts of BSAL.

      Bear Stearns Bank plc (the "Bank") based in Dublin, allows the Company's existing and prospective clients the choice of dealing with a banking counterparty. The Bank also serves as a platform from which the Company directs its international banking activities, gaining easier access to worldwide markets, and thereby expanding its client base and product range.

COMPETITION

      The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms -- both domestic and foreign -- many having substantially greater capital and resources and offering a wider range of financial services than does the Company. Besides competition from firms in the securities business, in recent years the Company has experienced increasing competition from other sources, such as commercial banks and insurance companies. The Company believes that the principal factors affecting competition involve the caliber and ability of professional personnel, the relative price of the service and products being offered, and the quality of service.

REGULATIONS AND OTHER FACTORS AFFECTING THE COMPANY AND THE SECURITIES
INDUSTRY

      The securities industry in the US is subject to extensive regulation under both federal and state laws. Moreover, Bear Stearns is registered as an investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, the Municipal Securities Rulemaking Board, and national securities exchanges such as the NYSE, which has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries, including Bear Stearns and BSSC. These self-regulatory organizations (i) adopt rules, subject to approval by the SEC, that govern the industry and (ii) conduct periodic examinations of the Company's operations. Securities firms are also subject to regulation by state securities administrators in those states where they conduct business.

      US broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and
safekeeping   of   customer   funds  and   securities;   capital   structures;
recordkeeping; and the conduct of directors, officers and employees. The types of regulations to which investment advisers are subject include: recordkeeping; fee arrangements; client disclosure; and the conduct of directors, officers and employees. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion the Company's subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

      The Market Reform Act of 1990 (the "Market Reform Act") was adopted to strengthen the SEC's regulatory oversight of the national securities markets and to increase the efficacy and stability of such markets by, among other things:
(i) providing the SEC with discretion to halt securities trading on any national exchange for the protection of investors; (ii) requiring broker-dealers and other registrants to regularly provide information to the SEC regarding holding companies and other affiliated entities whose activities can impact their financial condition; (iii) requiring broker-dealers and other registrants who execute large-trade orders to provide information to the SEC regarding such transactions; and (iv) allowing the SEC to prosecute market participants who violate SEC rules and regulations designed to maintain fair and orderly markets. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the "Risk Assessment Rules") to implement the provisions of the Market Reform Act. The Risk Assessment Rules require that broker-dealers: (i) have an organizational chart; (ii) maintain risk-management procedures or standards for monitoring and controlling risks; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk-management procedures and the financial and securities activities of the holding companies of broker-dealers, or broker-dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

      The Insider Trading and Securities Fraud Enforcement Act of 1988 was adopted to strengthen the SEC's ability to deter, detect, and punish insider trading by, among other things: (i) increasing civil penalties that can be assessed against controlling persons who purposefully or recklessly fail to take adequate measures to prevent insider trading; (ii) allowing the SEC to provide cash rewards to individuals who provide evidence of insider trading; (iii) affirming the government's ability to obtain criminal sanctions against those found guilty of insider trading; and (iv) requiring broker-dealers and investment advisors to establish and enforce written procedures reasonably designed to prevent the misuse of material, non-public information.

      The Government Securities Act of 1986 (the "Government Securities Act") was adopted to decrease volatility and increase investor confidence and liquidity in the government securities market by creating a coordinated and comprehensive regulatory structure for the market where none had previously existed. In particular, the Government Securities Act: (i) requires broker-dealers  solely  involved in government  securities to register with SEC;
(ii) allows the Secretary of the Treasury to adopt rules regarding the custody, use, transfer, and control of government securities; and (iii) bestows upon the SEC the authority to enforce such rules as to broker-dealers and other SEC registrants.

      The futures industry in the US is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Bear Stearns and BSSC are registered with the CFTC as futures commission merchants and are subject to regulation as such by the CFTC and various domestic boards of trade and other futures exchanges. Bear Stearns' and BSSC's futures business is also regulated by the NFA, a not-for-profit membership corporation, which has been designated a registered futures association by the CFTC.

      As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the "Net
Capital Rule") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of assets be kept in relatively liquid form.

      Bear Stearns and BSSC are also subject to the net capital requirements of the CFTC and various futures exchanges, which generally require Bear Stearns and BSSC to maintain minimum net capital equal to the greater of the alternative net capital requirement provided for under the Exchange Act or 4% of the funds required to be segregated under the Commodity Exchange Act and the regulations promulgated thereunder.

      Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC that require significant capital usage, such as underwriting, trading and the financing of customer margin-account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net capital requirements is set forth in the Annual Report, Notes to Consolidated Financial Statements, Footnote 7, entitled "Regulatory Requirements," which is incorporated herein by reference to Exhibit No. 13 of this report.

      Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC"), which provides insurance protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, all customer accounts are fully protected by an excess securities bond, issued by the Travelers Casualty and Surety Company, up to the amount of total net equity (both cash and securities) in excess of the underlying SIPC protection.

      The activities of the Company's bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation ("FDIC"). FDIC regulations applicable to CTC limit the extent to which CTC and Bear Stearns may have common directors or may share physical facilities. FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear
Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. The Competitive Banking Act limits (i) an expansion in the scope of the activities of CTC, (ii) the cross-marketing of certain services with its affiliates and (iii) the use of overdrafts at Federal Reserve banks on behalf of affiliates.

      BSIL is a full service broker-dealer based in London and is a member of the Eurex, IPE, LCE, LIFFE, OMLX, MATIF and LCH. Another London subsidiary, Bear, Stearns International Trading Limited ("BSIT"), is a market-maker in various non-dollar denominated equity securities and is a member of the London Stock Exchange. BSIL and BSIT are subject to the United Kingdom Financial Services Act 1986, which governs all aspects of the investment business in the United Kingdom including: regulatory capital, sales and trading practices, use and safekeeping of customer funds, securities recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. BSIL and BSIT are supervised by and are regulated in accordance with the rules of the SFA.

      BSJL is a Tokyo broker-dealer registered with the Japanese Ministry of Finance. BSJL sells equity and fixed income securities to Japanese institutional customers. BSJL has a membership on the Tokyo Stock Exchange, TIFFE and the Osaka Stock Exchange. Bear Stearns Hong Kong Ltd. is a member of the Securities and Futures Commission and sells US futures to retail customers. BSAL is a member of the Shanghai Stock Exchange and the Stock Exchange of Hong Kong and sells equity and fixed income securities and derivative products to institutional and retail customers in Asia (excluding Japan) and also provides investment banking services to institutional clients. Bear Stearns Singapore
Pte. Limited is a broker-dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities, including derivatives, to institutional investors in Singapore, Southeast Asia, Australia and New Zealand.

      Bear Stearns Bank plc is an Dublin-based bank incorporated in 1996 and subsequently granted a banking license under the Irish Central Bank Act, 1971. The Bank engages in capital markets activities with particular focus on the trading and sales of OTC interest-rate derivatives products.

      The Company, like other securities firms, is directly affected by such things as: national and international economic and political conditions, broad trends in business and finance, legislation and regulations affecting the national and international financial and business communities, fluctuating currency values, the level and volatility of interest rates, and fluctuations in the volume and the price levels in the securities and futures markets. These and other factors can affect the Company's volume of security new issues, mergers and acquisitions, and business restructurings; the stability and liquidity of securities and futures markets; and the ability of issuers, other securities firms and counterparties to perform on their obligations. Decrease in the volume of security new issues, mergers and acquisitions or restructurings, generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions, and reduced market liquidity, generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading, or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed.

      The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit, and liquidity risks. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

ITEM 2.  PROPERTIES.

      The Company's executive offices and principal administrative offices occupy approximately 753,000 square feet of space at 245 Park Avenue, New York, New York under leases expiring through 2002.

      The Company also leases approximately 297,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing, accounting and clearance operations. Additionally, the Company leases approximately 43,000, 140,000, 13,000 and 59,000 square feet of space at four locations in New York City under leases expiring in 2001, 2004, 2007 and 2009, respectively. The Company's regional offices in Atlanta, Boston, Chicago, Dallas, Houston, Irving (Texas), Los Angeles, Philadelphia, Princeton (New Jersey) and San Francisco occupy an aggregate of approximately 511,000 square feet, while its ten foreign offices occupy a total of approximately 136,000 square feet under leases expiring on various dates through the year 2016.

      The Company owns approximately 65 acres of land in Whippany, New Jersey, including five buildings comprising an aggregate of approximately 493,000 square feet. The Company is currently using the existing facilities on the property to house its data processing facility and other operations and accounting functions. Because the Whippany property includes land in excess of current needs, the Company has received approval to construct two additional buildings, one of which it is currently developing for itself; conversely, it may sell the excess land and development rights to others.

     The Company is a party to a ground lease with respect to 383 Madison Avenue, New York, New York which provides for the development of this site as its new world headquarters. The office tower under construction will contain 1.2 million square feet and is scheduled to be completed by the expiration of the current lease at 245 Park Avenue in 2002.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company and Bear Stearns have been named as defendants in lawsuits in the normal course of business which involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the results of operations or the financial condition of the Company, taken as a whole.

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

      On July 3, 1998, 276 of the 277 original plaintiffs filed an amended complaint against Lehman and Bear Stearns. As amended, the complaint alleges, among other things, that the defendants committed breach of fiduciary duty, fraud, constructive fraud, breach of contract, negligent hiring, retention and supervision, aided and abetted fraud and aided and abetted breach of fiduciary duty in connection with alleged improper trading activities in the accounts of Daouk's customers. Plaintiffs seek compensatory damages in unspecified amounts and imposition of constructive trusts with respect to any property that "belongs, or may belong" to plaintiffs in Lehman's or Bear Stearns' possession.

      On May 8, 1998, Bear Stearns and Lehman jointly filed counterclaims against certain plaintiffs for unjust enrichment, monies had and received, and for return of funds fraudulently conveyed and filed a third party claim for contribution against Sigma International Limited S.A.R.L.

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

      On May 5, 1999, the court granted permission to 21 moving plaintiffs to dismiss their cases with prejudice on the condition that each provides a covenant not to sue and a release.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      Alpha Group Consultants, et al. v. Weintraub, et al./In re Weintraub Entertainment Group Litigation. On January 31, 1991, a purported class action was commenced in the United States District Court for the Southern District of California on behalf of a class consisting of all persons who purchased Weintraub Entertainment Group ("WEG") debentures and warrants during the period January 23, 1987 through October 1, 1990. Named as defendants are WEG (a debtor in bankruptcy, named as a defendant only to the extent permitted by federal bankruptcy law), certain directors and officers of WEG and Bear Stearns, which acted as the placement agent in WEG's private placement.

      Plaintiffs allege, among other things, that the defendants violated Sections 12(2) and 15 of the Securities Act of 1933 (the "Securities Act"), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), California state statutes, and common law duties allegedly owed to the plaintiffs in connection with allegedly false and misleading statements concerning WEG's financial condition, the experience of certain WEG officers, the intended use of proceeds from the sale of the WEG securities, the prospects for a public market for WEG securities, WEG's business plans, and certain terms of WEG's contracts with distributors. Plaintiffs seek compensatory, punitive and treble damages in unspecified amounts.

      On May 12, 1993, Bear Stearns filed an answer denying liability and asserting affirmative defenses. On May 10, 1993, the court entered a final judgment and order approving a settlement among plaintiffs and the WEG director and officer defendants. On September 15, 1993, the court entered an order granting class certification. On April 22, 1994, the court granted summary judgment in favor of Bear Stearns on all claims.

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

      On May 12, 1999, the court: (i) granted Bear Stearns' motion for reconsideration of the denial of Bear Stearns' motion for a new trial and ordered a new trial with respect to the issue of reliance with respect to the named plaintiffs and the intervenor plaintiff, the Pension Reserve Investment Trust; (ii) granted Bear Stearns' motion for summary judgment against certain absent class members; (iii) granted plaintiffs' motion for summary judgment as to liability with respect to certain absent class members (Kugler and Columbia Savings); and (iv) granted plaintiffs' motion for a summary adjudication that causation is established for all of the absent class members.

      On August 5, 1999, the court granted plaintiffs' motion as to Kugler and Columbia Savings' damages and determined that their damages are approximately $350,000 and $5.5 million, respectively. The court also invited Bear Stearns to move for a new trial with respect to the issue of damages suffered by Kugler and Columbia Savings or, in the alternative, for remittitur. On September 13, 1999, Bear Stearns moved for a new trial.

      Amalgamated Insurance Fund-Insurance Fund, et al. v. Bear, Stearns & Co. Inc., et al./Alico Services Corp., Alico Resources Corp. and Pension Plan for Employees of Amalgamated Life Insurance Company v. Bear, Stearns & Co. Inc., et al. On January 9, 1997, five former Bear Stearns brokerage customers who are employee welfare benefit plans or employee pension benefit plans under the Employee Retirement Income Security Act ("ERISA") commenced a NASD arbitration proceeding against Bear Stearns, a former Bear Stearns account executive and two current Bear Stearns employees (the "Amalgamated proceeding").

      The claimants allege, among other things, unauthorized and unsuitable trading and churning in their accounts involving derivative securities. The claimants assert claims based upon breach of fiduciary duty, breach of fiduciary duty under ERISA, participation in breach of fiduciary duty, breach of contract, common law fraud, securities fraud, negligent misrepresentation, negligence, investing in unsuitable securities, failure to supervise and churning, unjust enrichment, and violations of the Sherman Antitrust Act and the Donnelly Act. Claimants seek compensatory damages in excess of $40 million, and punitive and treble damages in unspecified amounts.

      On May 14, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses, counterclaims and third-party claims that allege that certain trustees of the plans and registered investment advisors hired by the plans are solely responsible for any losses suffered by the funds, and seeking, among other things, indemnification and contribution.

      On May 2, 1997, three additional former Bear Stearns brokerage customers commenced an NASD arbitration proceeding against the same respondents, including Bear Stearns, alleging essentially the same claims, based upon essentially the same facts and circumstances and, once again, seeking damages including unspecified compensatory, punitive and treble damages (the "Alico proceeding"). One of the three claimants in the Alico proceeding purports to assert claims as assignee of claims purportedly assigned to it by 17 other pension and benefits funds that formerly were brokerage customers of Bear Stearns.

      The parties have reached an agreement to settle the Amalgamated and Alico proceedings without any admission of wrongdoing by the Bear Stearns defendants.

      A.R. Baron & Company, Inc. The following matters arise out of Bear Stearns' role as clearing broker for A.R. Baron & Company, Inc. ("Baron") from July 20, 1995 through June 28, 1996.

      (i)   John Berwecky, et al. v. Bear, Stearns & Co. Inc., et al./Jack Perry
v. Bear, Stearns & Co. Inc., et al. On July 21 and August 22, 1997, shareholders of companies whose securities were underwritten by, or that otherwise had some relationship with Baron (these securities are referred to below as "Baron securities") commenced two actions in the United States District Court for the Southern District of New York against Bear Stearns, BSSC and a managing director of Bear Stearns.

      On January 13, 1998, the Berwecky and Perry cases were consolidated for all purposes and lead plaintiffs and lead counsel for plaintiffs were appointed. On April 1, 1998, an amended consolidated class action complaint was filed. As amended, the complaint alleges, among other things, that the defendants and Baron engaged in a scheme to manipulate the market for and to inflate the prices of the Baron securities. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs purport to represent a class consisting of all persons who acquired Baron securities from Baron between July 20, 1995 and June 28, 1996. Damages in an unspecified amount are sought.

      On December 1, 1998, defendants filed an answer to the complaint in which they denied liability and asserted affirmative defenses.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      (ii) Richard Schwarz v. Bear, Stearns & Co. Inc., et al. On July 22, 1997, a customer of Baron commenced an action in the Supreme Court of the State of New York, New York County, against Bear Stearns and BSSC.

      The complaint alleges, among other things, that Baron engaged in a scheme to manipulate the market for and to inflate the prices of Baron securities, and that Bear Stearns and BSSC, as clearing broker, wrongfully permitted Baron to continue in business. Plaintiff alleges violations of the New York Consumer Protection Act, common law negligence and negligent misrepresentation. Plaintiff purports to represent a class consisting of all persons who were customers of Baron from July 20, 1995 through July 3, 1996. Plaintiff seeks damages in an unspecified amount.

      On August 24, 1998, the court dismissed this action.

      On October 8, 1998, plaintiff filed a notice of appeal.

      (iii) Fezanni, et al. v. Bear, Stearns & Co. Inc., et al. On February 2, 1999, an action was commenced in the United States District Court for the Southern District of New York by eleven individuals or entities that allegedly purchased certain securities underwritten by Baron. Named as defendants are Bear Stearns, BSSC, an officer of BSSC, thirteen former officers and employees of Baron, and 33 other individuals and entities that allegedly participated in alleged misconduct by Baron involving attempts to manipulate the market for securities underwritten by Baron. The complaint alleges that the Bear Stearns defendants violated Sections 9 and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and RICO, aided and abetted breach of fiduciary duty and committed common law fraud in connection with providing clearing services and financing for Baron. The complaint seeks to recover compensatory damages in excess of $6.5 million, treble damages in excess $19.5 million, punitive damages of $6.5 million from each defendant other than Bear Stearns and BSSC, and punitive damages in the aggregate of $130 million from Bear Stearns and BSSC.

      On July 30, 1999, the Bear Stearns defendants moved to dismiss the complaint.

      (iv) 110958 Ontario Inc. v. Bear, Stearns & Co. Inc., et al. On February 19, 1997, a brokerage customer of Baron commenced an NASD arbitration proceeding against Bear Stearns, BSSC and three Bear Stearns directors and/or officers. On September 9, 1997, an amended Statement of Claim was filed. Claimant alleges, among other things, that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and committed common law fraud, breach of contract, and negligence, in connection with alleged misconduct by Baron (for whom Bear Stearns acted as clearing broker), Baron's principal and Baron's parent corporation, The Baron Group Inc. ("BGI"), including engaging in unauthorized trading in claimant's brokerage account and fraudulently inducing claimant to give Baron a secured demand note and to invest in BGI. Claimant seeks compensatory damages of $22 million and punitive damages of $75 million.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this arbitration proceeding and believes that it has substantial defenses to these claims.

     (v) On August 5, 1999, the SEC instituted, and simultaneously agreed with BSSC, to settle an administrative proceeding against BSSC relating to BSSC's role as a clearing broker for Baron. Under the terms of the agreement, BSSC, without admitting or denying any wrongdoing, consented to the issuance of a cease and desist order with respect to allegations that BSSC was a cause of Baron's violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, that BSSC aided and abetted Baron's violations of Sections 15(c)(2) and 15(c)(3) of the Exchange Act, and that BSSC violated Sections 7 and 17(a) of the Exchange Act and Federal Reserve Board Regulation T in connection with providing clearing services for Baron. BSSC also agreed to the appointment of an independent consultant to be selected by the SEC to conduct a review of various BSSC supervisory and compliance procedures, the payment of a fine of $5 million, and the establishment of a restitution fund of $30 million which will be used to settle certain private claims. Separately, BSSC entered into an agreement with the New York County District Attorney's Office ("NYDAO"), in which it has agreed to pay $1.5 million to the NYDAO for the costs of its investigation. BSSC's payment of $30 million to the restitution fund described above to satisfy the claims of customers will also fulfill BSSC's restitution obligation in the agreement entered into by BSSC and the NYDAO. BSSC has further agreed to make payments of $1 million to the State of New York and $1 million to the City of New York. BSSC has been informed that the District Attorney has stated that no criminal or other charges will be filed against BSSC or Bear Stearns.

      In re Blech Securities Litigation. On October 24, 1994, a shareholder of certain biotechnology companies whose securities were underwritten by, or that otherwise had some relationship with, D. Blech & Co. ("Blech Securities"), commenced an action in the United States District Court for the Southern District of New York against D. Blech & Co., David Blech, certain money managers and investment advisors, and Bear Stearns, which had been a clearing broker for
D. Blech & Co. from September 1993 through September 1994. On December 14, 1994, the action was consolidated with three related actions. On March 27, 1995, an amended consolidated class action complaint was filed. On June 6, 1996, the court dismissed, with leave to replead, all claims in the first amended complaint asserted against Bear Stearns. On July 26, 1996, a second amended consolidated complaint was filed.

      Plaintiffs' current pleading alleges, among other things, a scheme to manipulate the market for and to inflate the prices of Blech Securities, and alleges that Bear Stearns violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and committed common law fraud. On April 2, 1997, the court dismissed plaintiffs' Section 20(a) claim. Plaintiffs purport to represent a class consisting of persons who purchased Blech Securities from July 1, 1991 through September 21, 1994 in a public offering or in the public market. Plaintiffs seek damages in an unspecified amount.

      On May 16, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

      On May 11, 1999, the court certified the following sub-classes: (i) all persons who traded Blech Securities in the "primary market" between October 21, 1991 and September 21, 1994; (ii) all persons who traded Blech Securities in the "secondary market" between October 21, 1991 and September 21, 1994; and (iii) all persons who traded Blech Securities in the secondary market between September 27, 1993, the date on which Bear Stearns became a clearing broker for
D. Blech & Co., Inc., and September 21, 1994.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      Crescent Porter Hale Foundation, et al. v. Bob K. Pryt, et al. On October 19, 1998, an action was commenced in the Superior Court of the State of California, San Francisco County, by limited partners of BKP Partners, L.P. ("BKP"), an investment fund that allegedly engaged in a fraudulent scheme involving unsuitable and excessively risky investments. Named as defendants are BKP, an individual who allegedly acted as the general partner of BKP, BKP Capital Management LLC, Bear Stearns, BSSC, Deloitte & Touche and a certified public accountant who reviewed certain of BKP's financial statements. The complaint alleges, among other things, that the Bear Stearns defendants committed common law fraud, negligent misrepresentation and civil conspiracy, breached a fiduciary duty and the covenant of good faith and fair dealing, and aided and abetted a breach of fiduciary duty and a breach of the covenant of good faith and fair dealing, in connection with BSSC acting as BKP's prime broker, engaging in securities transaction with or on behalf of BKP, and making margin loans to BKP. Compensatory damages in excess of $100 million are sought.

      On January 8, 1999, the court granted defendants' motion to compel the plaintiffs to arbitrate the claims asserted in this action.

      On April 28, 1999, the California Court of Appeals denied plaintiffs' petition seeking reversal of the lower court order compelling arbitration, and on June 30, 1999, the California Supreme Court denied review of the order compelling arbitration.

      In re Daisy Systems Corporation, Debtor. On May 30, 1991, a Trustee for Daisy Systems Corporation ("Daisy"), a debtor in bankruptcy, and Daisy/Cadnetix, Inc. ("DCI") filed a complaint in the United States District Court for the Northern District of California on behalf of Daisy and DCI against Bear Stearns and six former directors of Cadnetix, Inc. ("Cadnetix") and/or a Cadnetix subsidiary. The litigation arises out of Daisy's retention of Bear Stearns in 1988 to provide investment banking services to Daisy with respect to a potential merger of Daisy with Cadnetix. On March 20, 1992, a first amended complaint was filed, and on July 24, 1992, a second amended complaint was filed.

      The second  amended  complaint  alleges,  among other things,  that Bear
Stearns was negligent in performing its due diligence with respect to the merger and in advising Daisy that it was "highly confident" that financing could be obtained to fund the merger. The Trustee alleges that Bear Stearns breached fiduciary duties to Daisy, committed professional malpractice in its efforts on Daisy's behalf, made negligent representations upon which Daisy relied, breached a covenant of good faith and fair dealing implied in its contracts with Daisy, and should have its unsecured claim in the Daisy bankruptcy proceeding equitably subrogated to the claims of all other claimants in the bankruptcy. The Trustee seeks compensatory and punitive damages in unspecified amounts.

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

      On May 15, 1998, a jury returned a verdict finding that Bear Stearns had committed professional negligence and awarded damages in the amount of $108,000,000. The jury also found that Bear Stearns had not breached any fiduciary duties. On August 7, 1998, the court issued an order denying Bear Stearns' motion for judgment as a matter of law and, at plaintiffs' option, either granting Bear Stearns' motion for remittitur in the amount of approximately $36,000,000 or granting Bear Stearns' motion for a new trial.

      On or around December 2, 1998, plaintiffs accepted remittitur, and on December 3, 1998, judgment was entered against Bear Stearns in the amount of $36,073,196 plus costs of $138,826.63.

      On December 29, 1998, Bear Stearns filed a notice of appeal. On February 11, 1999, plaintiffs filed a notice of cross-appeal.

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

      Bear Stearns has denied all allegations of wrongdoing asserted against it in the Del Rosario proceeding and believes that it has substantial defenses to the claims in this proceeding.

      In March 1997, a related NASD arbitration proceeding captioned Parvus Co. Ltd. v. Bear, Stearns & Co. Inc., et al. was commenced by a former Bear Stearns' customer against Bear Stearns and a former Bear Stearns account executive.

      The claimant alleges, among other things, that the respondents committed breach of fiduciary duty, negligence, breach of contract and failure to supervise, and violated NASD, SEC and New York Stock Exchange Rules, in connection with unauthorized wire transfers from its account. The claimant seeks damages in excess of $15 million.

      On June 13, 1997, Bear Stearns filed an answer denying liability and asserting affirmative defenses.

      The parties have reached an agreement in principle to settle this proceeding.

      Deutch v. Silverman, et al. On April 27, 1998, a shareholder of Cendant Corp. ("Cendant") commenced a purported derivative action on behalf of Cendant in the United States District Court for the District of New Jersey against the Company, Bear Stearns, and certain present and former directors and/or officers of Cendant, CUC International, Inc. ("CUC") and/or HFS, Inc. ("HFS"). The Complaint alleges, among other things, that the Bear Stearns defendants committed gross negligence in connection with acting as a financial advisor to HFS with respect to a merger between CUC and HFS. Damages in an unspecified amount are sought.

      On August 9, 1999, the court granted the Bear Stearns defendants' motion to dismiss the claims asserted against them in this action.

      Bernard H. Glatzer v. Bear, Stearns & Co. Inc. On May 11, 1993, Bernard H. Glatzer commenced an action in the District Court of Harris County, Texas, against, among others, Bear Stearns. On October 11, 1993, the case was removed to the United States District Court for the Southern District of Texas, and on January 23, 1995 the case was transferred to the United States District Court for the Southern District of New York. Plaintiff alleges that he devised and presented "a novel, elegant, original and unique business plan" for financing independent oil and gas production by independent oil and gas companies and presented this plan to Bear Stearns on a confidential basis, and that Bear Stearns utilized plaintiff's business plan as part of services it provided to another corporate entity.

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

      Goldberger v. Bear, Stearns & Co. Inc., et al./ Bier, et al. v. Bear, Stearns & Co. Inc., et al./ On December 8, 1998 and February 8, 1999, two purported class actions were commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased securities through certain retail brokerage firms for which BSSC provided clearing services and financing during the period from December 8, 1992 through December 8, 1998. On April 5, 1999, the Goldberger and Bier actions were consolidated for all purposes, and on August 27, 1999, an amended consolidated complaint was filed on behalf of the same purported class as in the original complaints. Named as defendants are Bear Stearns, BSSC and an officer of BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed breach of contract, common law fraud and negligent misrepresentation in connection with providing clearing services and financing for the brokerage firms named in the complaint. Compensatory and punitive damages in unspecified amounts are sought.

      In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund. On April 7, 1994, Granite Partners, L.P., Granite Corporation, and Quartz Hedge Fund (the "Funds"), three investment funds managed by Askin Capital Management L.P. ("ACM") and David J. Askin ("Askin"), commenced a bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of New York after suffering losses in mortgage-backed securities and related instruments. Seven actions involving Bear Stearns relating to the Funds are pending. Six of these actions involve allegations that, among other things, Bear Stearns, Kidder, Peabody & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Dealer Defendants") misrepresented and/or encouraged ACM to purchase certain securities despite the alleged inappropriateness of those securities for the investment funds ACM was managing, that the Dealer Defendants allegedly provided inflated performance marks, that the Dealer Defendants allegedly provided excessive financing to the Funds, and that the Dealer Defendants otherwise departed from the standards of ordinary care. The seventh of these actions also involves allegations that Bear Stearns, among other things, made improper margin calls and wrongfully liquidated the Funds' positions after the Funds defaulted on their obligations.

      (i) Primavera Familienstiftung v. David J. Askin, et al. On September 20, 1995, Primavera Familienstiftung, a purported investor in Granite Corporation, amended its complaint in a previously filed action in the United States District Court for the Northern District of California to include for the first time claims against the Dealer Defendants. Also named as defendants are Askin and ACM (the "Askin Defendants"). The complaint alleges, among other things, that the Dealer Defendants aided and abetted an alleged fraud, committed common law fraud, aided and abetted a breach of fiduciary duty by the Askin Defendants, committed breach of contract, and violated Uniform Commercial Code provisions and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiff seeks to recover the amount it paid for its interest in the Funds (alleged to be approximately $1 million) and punitive damages in an unspecified amount.

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

      On October 27, 1997, this action was consolidated with the ABF Capital, Montpellier and Johnston actions (described below) for pre-trial purposes.

      On March 19, 1998, plaintiff's motion for class certification was denied.

      On February 12, 1999, this action was consolidated with the Bambou and AIG actions (described below) for pre-trial purposes.

      (ii) ABF Capital Management, et al. v. Askin Capital Management, L.P., et al. On March 27, 1996, certain other purported investors in the Funds commenced an action in the Supreme Court of the State of New York, County of New York, against ACM and the Dealer Defendants. On April 24, 1996, the case was removed to the United States District Court for the Southern District of New York. Plaintiffs allege, among other things, that the

Dealer Defendants aided and abetted fraud, aided and abetted an alleged breach of fiduciary duty by ACM, were unjustly enriched and violated RICO.

      On January 24, 1997, the court dismissed all claims other than plaintiffs' claim that the Dealer Defendants aided and abetted an alleged fraud by ACM. Plaintiffs seek to recover the amounts the plaintiffs paid for their interests in the Funds (alleged to be approximately $230 million), an unspecified amount of allegedly unjust enrichment, treble damages, and punitive damages of not less than $1 billion from each defendant.

      On February 28, 1997, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

      On October 27, 1997, this action was consolidated with the Primavera action (described above) and the Montpellier and Johnston actions (described below) for pretrial purposes.

      On March 19, 1998, plaintiffs' motion for class certification was denied.

      On February 12, 1999, this action was consolidated with the Bambou and AIG actions (described below) for pre-trial purposes.

      (iii) Montpellier Resources, Ltd., et al. v. Bear Stearns, et al. On March 14, 1997, three purported investors in the Funds commenced an action against ACM and the Dealer Defendants in the United States District Court for the Southern District of New York. On June 2, 1997, the complaint was amended to add sixteen additional plaintiffs.

      Plaintiffs' allegations are substantially similar to those in the ABF Capital action (as modified by the Court's ruling on the Dealer Defendants' motion to dismiss in that action). Plaintiffs seek recovery of their investments (alleged to have been approximately $34 million for the named plaintiffs) and punitive damages of not less than $1 billion from each defendant.

      On July 7, 1997, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

      On October 27, 1997, this action was consolidated with the ABF Capital and Primavera actions (described above) and the Johnston action (described below) for pretrial purposes.

      On March 19, 1998, plaintiffs' motion for class certification was denied.

      On February 12, 1999, this action was consolidated with the Bambou and AIG actions (described below) for pre-trial purposes.

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

      On February 12, 1999, this action was consolidated with the Bambou and AIG actions (described below) for pre-trial purposes.

      (v) Bambou Inc., et al. v. David J. Askin, et al. On September 4, 1998, an action was commenced in the United States District Court for the Southern District of New York by four purported investors in the Funds against Askin, ACM and the Dealer Defendants. Plaintiffs allege, among other things, that the Askin Defendants committed fraud and that the Dealer Defendants aided and abetted fraud. Plaintiffs seek to recover their investments in the Funds (alleged to have been approximately $9 million) and punitive damages in unspecified amounts.

      On September 24, 1998, Bear Stearns filed an answer to the complaint denying liability and asserting affirmative defenses.

      On February 12, 1999, this action was consolidated with the Primavera, ABF Capital, Montpellier and Johnston actions (described above) and the AIG action (described below) for pre-trial purposes.

      (vi)   AIG   Managed   Market  Neutral  Fund,  et  al.  v.  Askin  Capital
Management, L.P., et al. On October 22, 1998, ten purported investors in the Funds commenced an action in the United States District Court for the Southern District of New York against Askin, ACM and the Dealer Defendants. Plaintiffs allege, among other things, that the Dealer Defendants aided and abetted an alleged fraud committed by the Askin Defendants and aided and abetted a breach of fiduciary duty by ACM. Plaintiffs seek to recover their investments in the Funds (alleged to have been approximately $39.5 million) and punitive damages in excess of $1 billion from each Dealer Defendant.

      On February 12, 1999, this action was consolidated with the Primavera, ABF
Capital,  Montpellier,   Johnston  and  Bambou  actions  (described  above)  for
pre-trial purposes.

      (vii) Granite Partners, L.P., et al. v. Bear, Stearns & Co. Inc., et al. On September 12, 1996, a Trustee appointed by the Bankruptcy Court filed an adversary proceeding on behalf of the Funds against Bear Stearns and Bear Stearns Capital Markets in the United States Bankruptcy Court for the Southern District of New York.

      On December 2, 1996, the reference of this case to the Bankruptcy Court was withdrawn, and the case now is pending in the United States District Court for the Southern District of New York. On March 3, 1997, the Bankruptcy Court ordered that control of the litigation be transferred from the Trustee to a Litigation Advisory Board (the "LAB") consisting of seven members, including five purported investors in the Funds. On August 4, 1997, LAB filed an amended complaint, which was dismissed on August 25, 1998, and on October 16, 1998 the LAB filed a second amended complaint against Bear Stearns, Bear Stearns Capital Markets, a Senior Managing Director of Bear Stearns, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), a senior vice president of DLJ, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

      The second amended complaint alleges, among other things, that one or more defendants induced and participated in breaches of fiduciary duty by Askin and ACM, tortiously interfered with contracts between the Funds and ACM, breached their contracts with and duty to the Funds through improper margin calls and liquidations, violated the Sherman Act and the Donnelly Act in connection with allegedly collusive liquidations, tortiously interfered with contracts between the Funds and other dealers, committed common law fraud, negligent misrepresentation and innocent misrepresentation, and unjustly enriched themselves. The complaint seeks compensatory and punitive damages in unspecified amounts (there is alleged to have been approximately $400 million in equity invested in the Funds prior to liquidation), rescission of the purchase price paid by the Funds for certain securities, treble damages for the antitrust claims, and restitution of certain profits and compensation earned by the defendants in connection with the Funds.

      On December 22, 1998, defendants moved to dismiss the second amended complaint except for claims alleging breach of contract in connection with improper margin calls and liquidations.

      Bear Stearns has reached an agreement in principle to resolve these litigations, subject to certain approvals, and is in the process of attempting to conclude these settlements.

      Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al. On June 25, 1996, a complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns, BSSC, Bear Stearns Forex, Inc. and a registered representative. On November 4, 1996, an amended complaint was filed, and on October 22, 1998, a second amended complaint was filed against the same individual and entities that were named as defendants in the original complaint. As amended, the complaint alleges, among other things, claims for breach of fiduciary duty and negligence and violations of
Section 4(0) of the Commodity Exchange Act. Plaintiff seeks to recover at least $300 million in losses and at least $100 million in punitive damages.

      On November 5, 1998, defendants filed an answer to the second amended complaint in which they denied liability and asserted affirmative defenses.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      In re Lady Luck Gaming Corporation Securities Litigation. Beginning in March 1995, a series of actions were commenced in the United States District Court for the District of Nevada involving an initial public offering ("IPO") of 4,500,000 shares of Lady Luck Corporation ("Lady Luck") on September 29, 1993. A consolidated class action complaint was filed on August 14, 1995 and a second amended class action complaint was filed on October 31, 1996. The defendants are Bear Stearns, Oppenheimer & Co., Inc. ("Oppenheimer"), Lady Luck and several directors and officers of Lady Luck. Bear Stearns and Oppenheimer are sued in their capacities as co-lead underwriters of the IPO.

      Plaintiffs' second amended complaint alleges, among other things, that the prospectus issued in connection with the IPO (the "Prospectus") contained certain false or misleading statements concerning Lady Luck and the casino-gaming industry as a whole. Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act against Bear Stearns and Oppenheimer. Plaintiffs purport to represent a class consisting of all persons who purchased shares of Lady Luck from September 29, 1993 to October 11, 1994.

      On October 8, 1997, the court dismissed with prejudice all of plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act, and dismissed with prejudice plaintiffs' claims under Sections 11, 12(2), and 15 of the Securities Act with respect to eleven of sixteen alleged misrepresentations or omissions in the Prospectus. Plaintiffs' claims with respect to the remaining five alleged misrepresentations or omissions were dismissed without prejudice.

      On November 6, 1997, plaintiffs filed a third amended complaint alleging claims under Sections 11, 12(2) and 15 of the Securities Act on behalf of the same purported class and against the same defendants as in the second amended complaint. Compensatory damages in an unspecified amount are sought.

      On November 4, 1998, the court granted defendants' motion to dismiss plaintiffs' third amended complaint with respect to three of the alleged misrepresentations and omissions on which plaintiffs' claims are based, and denied the motion with respect to the remaining allegations in the complaint.

      On November 15, 1998, plaintiffs filed a fourth amended complaint alleging claims under Sections 11, 12(2) and 15 of the Securities Act on behalf of the same purported class and against the same defendants as in the third amended complaint. Compensatory damages in an unspecified amount are sought.

      On February 5, 1999, defendants filed an answer to the fourth amended complaint in which they denied liability and asserted affirmative defenses.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      MCKESSON HBOC, INC.

      The following matters arise out of a merger between McKesson Corporation ("McKesson") and HBOC, Inc. ("HBOC")

      (i) Mitchell v. McCall, et al. On June 23, 1999, a shareholder of McKesson HBOC, Inc. ("McKesson HBOC") commenced a purported derivative action on behalf of McKesson HBOC in the Superior Court of the State of California, County of San Francisco, against Bear Stearns, Arthur Anderson LLP, and certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC. The complaint alleges, among other things, that Bear Stearns committed breach of fiduciary duty and negligence in connection with acting as a financial advisor to McKesson with respect to a merger between McKesson and HBOC. Damages in an unspecified amount are sought.

      (ii) The Jack Cooper Investment Corp. v. McKesson HBOC, Inc., et al. On June 29, 1999, a purported class action was commenced in the United States District Court for the Northern District of California on behalf of all persons who owned McKesson shares from November 27, 1998 through January 12, 1999 or who held McKesson stock on January 12, 1999. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Salomon Smith Barney, Inc., Bear Stearns, and Arthur Anderson LLP. The complaint alleges, among other things, that defendants violated Section 14(a) of the Exchange Act in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

      (iii) John B. Kelly, III, et al. v. McKesson HBOC, Inc., et al. On July 6, 1999, a purported class action was commenced in the Chancery Court of the State of Delaware, New Castle County, on behalf of all persons who held McKesson common stock on January 12, 1999. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Salomon Smith Barney, Inc., Bear Stearns, and Arthur Anderson LLP. The complaint alleges, among other things, that Bear Stearns aided and abetted a breach of fiduciary duty in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

      STERLING FOSTER & CO., INC.

      The following matters arise out of Bear Stearns' role as clearing broker for Sterling Foster & Co., Inc. ("Sterling Foster").

      (i) Rogers v. Sterling Foster & Co., Inc. On February 16, 1999, Bear Stearns, BSSC and an officer of BSSC were added as defendants in a purported class action pending in the United States District Court for the Eastern
District of New York. The action is brought on behalf of a purported class consisting of all persons who purchased or otherwise acquired certain securities that were underwritten by Sterling Foster & Co., Inc. ("Sterling Foster"). Named as defendants, in addition to the Bear Stearns defendants set forth above, are Sterling Foster, seven individuals alleged to have had an employment relationship with, or exercised control over, Sterling Foster, six companies that issued securities underwritten by Sterling Foster, eight individuals who were directors, officers and/or employees of these issuers, and Bernstein & Wasserman LLP and two of its partners. The second amended complaint alleges, among other things, that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law and committed common law fraud in connection with providing clearing services to Sterling Foster. Compensatory damages in an unspecified amount are sought.

      On August 5, 1999, the Bear Stearns defendants filed a motion to dismiss all claims asserted against them in the complaint in this action.

      (ii) Greenberg v. Bear, Stearns & Co. Inc., et al. On January 19, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster & Co., Inc.
between September 4, 1996 and December 31, 1996. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

      On March 15, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

      On July 22, 1999, defendants filed a motion to dismiss the complaint.

      (iii) Levitt, et al. v. Bear, Stearns & Co. Inc., et al. On February 16, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster between September 4, 1996 and December 31, 1996. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

      On March 15, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

      On July 22, 1999, defendants filed a motion to dismiss the complaint.

      (iv) Mihalevich v. Bear, Stearns & Co. Inc. On February 5, 1999, a purported class action was commenced in the United States District Court for the Western District of Missouri on behalf of all persons who, "within or from the State of Missouri," purchased ML Direct, Inc. common stock or warrants through Sterling Foster between September 4, 1996 and February 13, 1997. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated the Missouri Securities Act and committed common law fraud, constructive fraud, negligence and made negligent misrepresentations in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of approximately $287,758 and punitive damages in an unspecified amount are sought.

      On July 28, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

      In re Twinlab Securities Litigation. On March 16, 1999, two previously filed purported class actions commenced in the United States District Court for the Eastern District of New York were consolidated into a single action. On May 14, 1999, an amended consolidated complaint was filed. As amended, the action purports to be brought on behalf of all persons who purchased Twinlab Corp. ("Twinlab") common stock between April 8, 1998 and February 24, 1999. Named as defendants are four directors of Twinlab, an officer of Twinlab, two stockholders of Twinlab, Donaldson, Lufkin & Jenrette, Inc., and Bear Stearns. The complaint alleges, among other things, that the defendants violated Sections 11 and 12(a)(2) of the Securities Act in connection with disclosure contained in offering documents with respect to a public offering of Twinlab common stock. Compensatory damages in an unspecified amount are sought.

      On August 9, 1999, defendants filed a motion to dismiss the complaint.

                          *             *             *

      The Company or a subsidiary of the Company also has been named as a defendant in numerous other civil actions arising out of its activities as a broker and dealer in securities, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Several of these actions allege damages in large or indeterminate amounts, and some of these actions are class actions. With respect to claims involving the Partnership, Bear Stearns has assumed from the Partnership, and has agreed to indemnify the Partnership against, the Partnership's liability, if any, arising out of all legal proceedings to which the Partnership is or was named as a party. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the results of operations or the financial condition of the Company, taken as a whole.

      Periodically,   the  Company  also  is  involved  in  investigations   and
proceedings by governmental, regulatory and self-regulatory agencies.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

      EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information as of September 15, 1999 concerning executive officers of the Company as of July 1, 1999.

                             Age as of
                            September 15,  Principal Occupation
Name                            1999       and Directorships Held
----                            ----       ----------------------

Alan C. Greenberg..........      72        Chairman of the Board of the Company
                                           and Bear Stearns and Chairman of the
                                           Executive Committee of the Company
                                           (the "Executive Committee")

James E. Cayne.............      65        President and Chief Executive
                                           Officer of the Company and Bear
                                           Stearns, member of the Executive
                                           Committee

Mark E. Lehman.............      48        Executive Vice President and General
                                           Counsel of the Company and Bear
                                           Stearns and member of the Executive
                                           Committee

Samuel L. Molinaro Jr......      41        Senior Vice President - Finance and
                                           Chief Financial Officer of the
                                           Company and Bear Stearns

Marshall J Levinson........      57        Controller of the Company

Michael Minikes............      56        Treasurer of the Company and Bear
                                           Stearns

      Each of the executive officers of the Company has been a Senior Managing Director of Bear Stearns for more than the past five years.

      Mr. Greenberg has been Chairman of the Board of the Company for more than the past five years. Mr. Greenberg was Chief Executive Officer of the Company and Bear Stearns from the Compan's inception until July 1993.

     Mr. Cayne has been Chief Executive Officer of the Company and Bear Stearns since July 1993. Mr. Cayne has been President of the Company for more than the past five years.

     Mr. Lehman became an Executive Vice President of the Company in September 1995. Prior thereto, Mr.Lehman was Senior Vice President - General Counsel of Bear Stearns for more than five years. Mr. Lehman is General Counsel of the Company and Bear Stearns.

     Mr. Molinaro has been Chief Financial Officer of the Company since October 1996. Prior thereto, Mr. Molinaro was the Senior Vice President-Finance of the Company and Bear Stearns for more than the past five years.

     Mr. Levinson has been Controller of the Company since October 1998. Prior thereto, Mr. Levinson was Chief Financial Officer and Chief Administrative Officer of BSIL in London. Mr. Levinson was also in charge of the Company's internal audit function and was a Senior Managing Director prior to September 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA.

      The information required to be furnished pursuant to this item is set forth under the caption "Selected Financial Data" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required to be furnished pursuant to this item is set forth under the caption "Risk Management" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in the Annual Report. Such information and the Independent Auditors' Report in the Annual Report are incorporated herein by reference to Exhibit No. 13 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1999 Annual Meeting of Stockholders to be held on October 28, 1999, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

(3)(a)(6) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).

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

(3)(b) Amended and Restated By-laws of the registrant as amended through July 21, 1999 (incorporated by reference to Exhibit No. 4(b) to post-effective amendment no. 1 to the registrant's registration statement on Form S-8 (File No. 333-81901)).

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

(10)(a)(1) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(2) Amendment to the Management Compensation Plan, adopted September 10, 1996 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(3) Amendment to the Management Compensation Plan, adopted September 18, 1997 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1997).*

(10)(a)(4) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 29, 1998 (the "CAP Plan") (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31,
            1998).*

(10)(a)(5) Performance Compensation Plan, as restated as of October 29, 1998 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1998).*

(10)(a)(6) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to
            Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

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

(13) 1999 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)        Subsidiaries of the registrant.

(23)        Consent of Deloitte & Touche LLP.

(27)        Financial Data Schedule.

* Executive Compensation Plans and Arrangements

      (b)   REPORTS ON FORM 8-K.

            The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:

            A Current Report on Form 8-K, dated April 12, 1999 and filed April 15, 1999, pertaining to the registrant's results of operations for the three months and nine months ended March 26, 1999.

            A Current Report on Form 8-K, dated April 14, 1999 and filed April 15, 1999, pertaining to the declaration of dividends.

            A Current Report on Form 8-K, dated June 28, 1999 and filed June 28, 1999, pertaining to an agreement-in-principle reached by Bear, Stearns Securities Corp. with the Staff of the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September 1999.

                                       THE BEAR STEARNS COMPANIES INC.
                                                   (Registrant)

                                       By:  /s/ SAMUEL L. MOLINARO JR.
                                            --------------------------
                                              Samuel L. Molinaro Jr.
                                         Senior Vice President-Finance and
                                             Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September 1999.

                   NAME                               TITLE
                   ----                               -----

          /s/ ALAN C. GREENBERG          Chairman of the Board; Director
       ---------------------------
            Alan C. Greenberg

            /s/ JAMES E. CAYNE           President and Chief Executive Officer
       ---------------------------       (Principal.Executive Officer); Director
              James E. Cayne

           /s/ CARL D. GLICKMAN          Director
       ---------------------------
             Carl D. Glickman

         /s/ DONALD J. HARRINGTON        Director
       ---------------------------
           Donald J. Harrington

           /s/ WILLIAM L. MACK           Director
       ---------------------------
             William L. Mack

           /s/ FRANK T. NICKELL          Director
       ---------------------------
             Frank T. Nickell

         /s/ FREDERIC V. SALERNO         Director
       ---------------------------
           Frederic V. Salerno

             /s/ VINCENT TESE                Director
       ---------------------------
               Vincent Tese

             /s/ FRED WILPON                 Director
       ---------------------------
               Fred Wilpon

          /s/ SAMUEL L. MOLINARO JR          Senior Vice President-Finance and
       ---------------------------           Chief Financial Officer (Principal
          Samuel L. Molinaro Jr.             Financial Officer)


         /s/ MARSHALL J LEVINSON             Controller of The Bear Stearns
       ---------------------------           Companies Inc. (Principal
            Marshal J Levinson               Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                           ITEMS 14(a)(1) AND 14(a)(2)

                                                              PAGE REFERENCE

                                                                        ANNUAL
FINANCIAL STATEMENTS                                       FORM 10-K   REPORT*
--------------------                                       ---------   -------

Independent Auditor's Report                                              75

THE BEAR STEARNS COMPANIES, INC.
--------------------------------

(i)   Consolidated Statements of Income--
      fiscal years ended June 30, 1999, 1998 and 1997                     55

(ii)  Consolidated Statements of Financial Condition at
      June 30, 1999, 1998 and 1997                                        56

(iii) Consolidated Statements of Cash Flows--
      fiscal years ended June 30, 1999, 1998 and 1997                     57

(iv)  Consolidated Statements of Changes in
      Stockholders' Equity--
      fiscal years ended June 30, 1999, 1998 and 1997                   58-59

(v)   Notes to Consolidated Financial Statements                        60-74

FINANCIAL STATEMENT SCHEDULES
-----------------------------

      Independent Auditors' Report                            F-2

I     Condensed financial information of registrant        F-3 - F-6

II    Valuation and qualifying accounts                       F-7

* Incorporated by reference from the indicated pages of the 1999 Annual Report to Stockholders.

      All other  schedules are omitted  because they are not applicable or the
      requested   information  is  included  in  the  consolidated   financial
      statements or notes thereto.

DELOITTE & TOUCHE LLP

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:

We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and Subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 23, 1999; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of The Bear Stearns Companies Inc. and Subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
August 23, 1999

                                                                    SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)


                                        Fiscal Year  Fiscal Year  Fiscal Year
                                           Ended        Ended        Ended
                                          June 30,     June 30,     June 30,
                                            1999         1998         1997
                                        -----------  -----------  -----------
Revenues
  Interest
   Intercompany.....................    $1,264,041   $1,300,087     $979,757
   Coupon...........................         -             -             744
  Other.............................       178,904      103,344       82,682
                                        -----------  -----------  -----------
                                         1,442,945    1,403,431    1,063,183
                                        -----------  -----------  -----------
Expenses
  Interest..........................     1,500,137    1,471,042    1,039,461
  Other.............................        91,620       98,872       86,844
                                        -----------  -----------  -----------
                                         1,591,757    1,569,914    1,126,305
                                        -----------  -----------  -----------
Loss before benefit from income taxes
  and equity in earnings of
  subsidiaries                            (148,812)    (166,483)     (63,122)
Benefit from income taxes...........        34,823       62,467       23,206
                                        -----------  -----------  -----------
Loss before equity in earnings of
  subsidiaries......................      (113,989)    (104,016)     (39,916)
Equity in earnings of subsidiaries..       787,037      764,445      653,246
                                        -----------  -----------  -----------
Net income..........................     $ 673,048     $660,429     $613,330

                                        ===========  ===========  ===========
Earnings per Share..................         $4.48      $4.38(1)     $4.00(1)
                                        ===========  ===========  ===========


(1)   Adjusted for the 5% stock dividend declared on January 20, 1999.



                See Notes to Condensed Financial Information.

                                                                    SCHEDULE I


                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       THE BEAR STEARNS COMPANIES INC.
                            (PARENT COMPANY ONLY)
                 CONDENSED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data)


                                                     June 30,        June 30,
                                                       1999            1998
                                                   ------------    ------------
ASSETS
Cash ...........................................   $     19,277    $          4
Receivables from subsidiaries...................     28,162,003      27,671,471
Investment in subsidiaries, at equity...........      5,148,922       4,351,399
Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization of
  $588,730 in 1999 and $463,336 in
  1998, respectively ...........................        373,414         382,749
Other Assets....................................      1,046,431         877,418
                                                   ------------    ------------
Total Assets ...................................   $ 34,750,047    $ 33,283,041
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...........................    $13,510,102     $14,442,235
Payables to subsidiaries........................        240,632         102,385
Other liabilities...............................        881,112         754,972
                                                   ------------    -------------
                                                     14,631,846      15,299,592
                                                   ------------    -------------

Long-term borrrowings...........................     14,626,673      13,295,952
                                                   ------------    -------------
Long-term borrowings from subsidiaries..........        536,019         395,964
                                                   ------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;
10,000,000 shares authorized ...................        800,000         800,000
Common stock, $1.00 par value; 200,000,000
   shares authorized; 176,011,113 and
   167,784,941 shares issued in 1999
   and 1998, respectively.......................        176,011         167,785
Paid-in capital.................................      2,269,927       1,963,788
Retained earnings...............................      1,931,957       1,590,574
Capital Accumulation Plan.......................      1,144,329         833,427
Treasury stock, at cost -
  Adjustable Rate Cumulative Preferred Stock,
   Series A; 2,520,750 shares at June 30,
   1999 and 1998, respectively..................       (103,421)       (103,421)
  Common stock; 56,333,508 and 50,639,294
   shares at June 30, 1999 and 1998,
   respectively.................................     (1,263,294)       (953,506)
Note receivable from ESOP Trust ................           --            (7,114)
                                                   ------------    -------------

Total Stockholders' Equity......................      4,955,509       4,291,533
                                                   ============    =============
Total Liabilities and Stockholders' Equity......   $ 34,750,047    $ 33,283,041
                                                   ============    =============

                See Notes to Condensed Financial Information.

                                                                                           SCHEDULE I


                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   THE BEAR STEARNS COMPANIES INC.
                                        (PARENT COMPANY ONLY)
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                            (In thousands)


                                                           Fiscal           Fiscal           Fiscal
                                                            Year            Year              Year
                                                           Ended            Ended            Ended
                                                          June 30,         June 30,         June 30,
                                                            1999            1998              1997
                                                            ----            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................     $   673,048      $   660,429      $   613,330
Adjustments to reconcile net income to
cash used in operating activities:
Equity in earnings of subsidiaries, net
  of dividends received .........................        (656,715)        (448,805)        (279,147)
Other ...........................................         136,896          109,735           84,658
Increases (decreases) in assets:
  Receivables from subsidiaries .................        (490,532)      (6,306,236)      (6,058,415)
  Investments in subsidiaries, net ..............        (140,808)        (266,080)        (398,930)
  Other assets ..................................        (145,849)          44,578         (513,631)
Increases (decreases) in liabilities:
  Payables to subsidiaries ......................         138,247           53,466           24,564
  Other liabilities .............................         122,121         (154,168)         542,957
                                                      -----------      -----------      -----------
Cash Used in Operating Activities ...............        (363,592)      (6,307,081)      (5,984,614)
                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from
  short-term borrowings .........................        (932,133)         946,029        3,965,003
Net proceeds from issuance of long-term
borrowings ......................................       4,179,637        7,045,745        3,129,439
Increase in long-term borrowings from
subsidiaries ....................................         140,055            6,122          198,973
Issuance of Preferred Stock .....................            -             650,000             -
Redemption of Preferred Stock ...................            -            (287,500)            -
Capital Accumulation Plan .......................         483,260          259,816          196,114
Tax Benefit of Common Stock
distributions ...................................          92,893           86,968            4,006
Note repayment from ESOP Trust ..................           7,114            6,587            6,099
Payments for:
  Retirement of long-term borrowings.............      (2,846,752)      (1,881,841)      (1,062,844)
  Treasury Stock purchases ......................        (482,818)        (258,036)        (202,296)
Cash dividends paid .............................        (107,666)         (97,990)         (93,784)
                                                      -----------      -----------      -----------
Cash provided by financing activities ...........         533,590        6,475,900        6,140,710
                                                      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and
  leasehold improvement .........................        (127,561)        (169,527)        (124,590)
Purchases of investment securities and
other assets ....................................         (26,290)          (4,769)         (46,706)
Proceeds from sale of investment
  securities and other assets ...................           3,126            5,402           12,496
                                                      -----------      -----------      -----------
Cash used in investing activities ...............        (150,725)        (168,894)        (158,800)
                                                      -----------      -----------      -----------
Net increase (decrease) in cash .................          19,273              (75)          (2,704)
Cash, beginning of year .........................               4               79            2,783
                                                      -----------      -----------      -----------
Cash, end of year ...............................     $    19,277      $         4      $        79
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

2.    Dividends Received from Subsidiaries

      The Company received from its consolidated subsidiaries cash dividends of $132.3 million, $315.6 million, and $374.1 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

3.    Statement of Cash Flows

      Income taxes paid (consolidated) totaled $223.2 million, $459.7 million, and $478.4 million in the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Cash payments for interest approximated interest expense for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

4.    Preferred Stock

      The Company has issued several series of preferred stock. Preferred stock outstanding as of June 30, 1999 and 1998 were as follows:

      In thousands, except share data
                                              JUNE 30, 1999      JUNE 30, 1998
      Adjustable Rate Cumulative
      Preferred Stock, Series A; $50
      liquidation preference; 3,000,000
      shares issued.......................        $ 150,000          $ 150,000
      Cumulative Preferred Stock, Series
      E; $200 liquidation preference;
      1,250,000 shares issued and
      outstanding.........................          250,000            250,000
      Cumulative Preferred Stock, Series
      F; $200 liquidation preference;
      1,000,000 shares issued and
      outstanding.........................          200,000            200,000
      Cumulative Preferred Stock, Series
      G; $200 liquidation preference;
      1,000,000 shares issued and
      outstanding.........................          200,000            200,000
                                                  ---------          ---------
      Total Preferred Stock                       $ 800,000          $ 800,000
                                                  =========          =========

                                                                   SCHEDULE II


                       THE BEAR STEARNS COMPANIES INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                (In thousands)


                                Balance at                            Balance at
                               Beginning of                             End of
Description                       Period      Increases   Deductions    Period
-----------                       ------      ---------   ----------    ------

Allowance for Doubtful Accounts:

Year ended June 30, 1999 ...... $ 53,361     $ 12,198     $(30,041)    $ 35,518

Year ended June 30, 1998 ......   51,399        2,619         (657)      53,361

Year ended June 30, 1997 ......   50,649        4,916       (4,166)      51,399

                                 EXHIBITS INDEX

    NO.                           DESCRIPTION
    ---                           -----------

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

(3)(a)(6) Certificate of Stock Designations to the Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit No. 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).

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

(3)(b) Amended and Restated By-laws of the registrant as amended through July 21, 1999 (incorporated by reference to Exhibit No. 4(b) to post-effective amendment no. 1 to the registrant's registration statement on Form S-8 (File No. 333-81901)).

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

(10)(a)(1) Management Compensation Plan, as amended and restated as of July 1, 1994 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).*

(10)(a)(2) Amendment to the Management Compensation Plan, adopted September 10, 1996 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(3) Amendment to the Management Compensation Plan, adopted September 18, 1997 (incorporated by reference to Exhibit (10)(a)(5) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1997).*

(10)(a)(4) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 29, 1998 (the "CAP Plan") (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31,
            1998).*

(10)(a)(5) Performance Compensation Plan, as restated as of October 29, 1998 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1998).*

(10)(a)(6) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to
            Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

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

(13) 1999 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)        Subsidiaries of the registrant.

(23)        Consent of Deloitte & Touche LLP.

(27)        Financial Data Schedule.

* Executive Compensation Plans and Arrangements