Form 10-Q
period 1999-09-24
BEAR STEARNS COMPANIES INC
filed 1999-11-08
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 24, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 4, 1999, the latest practicable date, there were 113,501,998 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Financial Condition at September 24, 1999 (Unaudited) and June 30, 1999

        Consolidated Statements of Income (Unaudited) for the three-month periods ended September 24, 1999 and September 25, 1998

        Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended September 24, 1999 and September 25, 1998

        Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

        Signature

                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   Assets


                                                September 24,     June 30,
                                                   1999             1999
                                               -------------   --------------
                                                (Unaudited)
                                                       (In thousands)

Cash and cash equivalents                     $   2,073,237    $   2,129,080
Cash and securities deposited with
   clearing organizations or
   segregated in compliance with
   federal regulations                            2,041,258        2,891,397
Securities purchased under agreements
   to resell                                     39,030,184       32,996,226
Receivable for securities provided as
   collateral                                     1,855,079        1,735,293
Securities borrowed                              55,291,008       54,173,726
Receivables:
   Customers                                     15,008,244       14,510,628
   Brokers, dealers and others                      609,714        1,452,590
   Interest and dividends                           502,395          366,110
Financial instruments owned, at
   fair value                                    39,677,221       41,942,878
Property, equipment and leasehold
   improvements, net of accumulated
   depreciation and amortization                    490,298          486,735
Other assets                                      1,301,563        1,209,677
                                               -------------   --------------
Total  Assets                                 $ 157,880,201   $  153,894,340
                                               =============   ==============

See Notes to Consolidated Financial Statements.

                      THE BEAR STEARNS COMPANIES INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    Liabilities and Stockholders' Equity



                                                September 24,     June 30,
                                                    1999            1999
                                               -------------   --------------
                                                (Unaudited)
                                             (In thousands, except share data)

Short-term borrowings                         $  13,634,442    $  14,145,410
Securities sold under agreements
   to repurchase                                 52,541,553       50,673,644
Obligation to return securities received as
   collateral                                     2,559,624        1,944,286
Payables:
   Customers                                     40,360,235       40,822,913
   Brokers, dealers and others                    5,162,409        2,195,691
   Interest and dividends                           617,531          542,478
Financial instruments sold, but not
   yet purchased, at fair value                  20,561,255       21,506,372
Accrued employee compensation and benefits          462,332        1,306,357
Other liabilities and accrued expenses              624,436          654,588
                                               -------------   --------------
                                                136,523,817      133,791,739
                                               -------------   --------------
Commitments and contingencies

Long-term borrowings                             15,841,482       14,647,092
                                               -------------   --------------

Guaranteed Preferred Beneficial Interests in
   Company Subordinated Debt Securities             500,000          500,000
                                               -------------   --------------

Stockholders' Equity
   Preferred Stock                                  800,000          800,000
   Common Stock, $1.00 par value;
     200,000,000 shares authorized;
     176,011,113 shares issued                      176,011          176,011
   Paid-in capital                                2,270,929        2,269,927
   Retained earnings                              2,062,300        1,931,957
   Capital Accumulation Plan                      1,186,155        1,144,329
   Treasury stock, at cost
     Adjustable Rate Cumulative Preferred
      Stock, Series A - 2,520,750 shares           (103,421)        (103,421)
     Common Stock - 58,881,726 shares and
      56,333,508 shares at September 24, 1999
      and June 30, 1999, respectively            (1,377,072)      (1,263,294)
                                               -------------   --------------
Total Stockholders' Equity                        5,014,902        4,955,509
                                               -------------   --------------

Total Liabilities and Stockholders' Equity    $ 157,880,201    $ 153,894,340
                                              =============    =============

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three-Months Ended
                                               ------------------------------
                                                September 24,   September 25,
                                                   1999           1998 (1)
                                               -------------   --------------
                                             (In thousands, except share data)

Revenues
    Commissions                                   $ 228,532        $ 240,800
    Principal transactions                          362,206          197,049
    Investment banking                              262,530          121,776
    Interest and dividends                        1,013,912        1,104,839
    Other income                                     23,228           16,140
                                               -------------   --------------
       Total Revenues                             1,890,408        1,680,604
    Interest expense                                844,395          939,703
                                               -------------   --------------
    Revenues, net of interest expense             1,046,013          740,901
                                               -------------   --------------
Non-interest expenses
    Employee compensation and benefits              516,393          405,881
    Floor brokerage, exchange
      and clearance fees                             35,898           42,064
    Communications                                   37,683           33,095
    Depreciation and amortization                    37,422           32,394
    Occupancy                                        26,915           25,888
    Advertising and market development               25,186           23,038
    Data processing and equipment                    20,485           10,985
    Other expenses                                   96,454           74,247
                                               -------------   --------------
       Total non-interest expenses                  796,436          647,592
                                               -------------   --------------
    Income before provision for
      income taxes                                  249,577           93,309
    Provision for income taxes                       91,720           29,206
                                               -------------   --------------
    Net income                                    $ 157,857         $ 64,103
                                               =============   ==============
    Net income applicable to
      common shares                               $ 148,079         $ 54,008
                                               =============   ==============

    Earnings per share  (2)                          $ 0.95           $ 0.36
                                               =============   ==============
    Weighted average common and
      common equivalent shares
      outstanding  (2)                          167,383,814      167,673,330
                                               =============   ==============
    Cash dividends declared
      per common share  (2)                          $ 0.14           $ 0.14
                                               =============   ==============

(1) Certain amounts have been reclassified to conform to the current period's presentation.

(2) Adjusted for all stock dividends declared through October 29, 1999.

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                      Three-Months Ended
                                                               ------------------------------
                                                                September 24,     September 25,
                                                                    1999             1998
                                                               --------------    ------------
                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   157,857     $    64,103
Adjustments to reconcile net income to cash used in
 operating activities:
       Depreciation and amortization                                  37,422          32,394
       Deferred income taxes                                         (22,464)          1,937
       Other                                                          22,111          21,927
Decreases (increases) in operating assets:
       Cash and securities deposited with clearing
        organizations or segregated in compliance with
        federal regulations                                          850,139      (5,099,479)
       Securities purchased under agreements to resell            (6,033,958)     (6,652,202)
       Securities borrowed                                        (1,117,282)      6,144,467
       Receivables:
         Customers                                                  (497,616)      3,296,024
         Brokers, dealers and others                                 842,876         255,042
       Financial instruments owned                                 2,761,209      (7,474,532)
       Other assets                                                 (277,684)         57,553
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase              1,867,909       6,638,481
       Payables:
         Customers                                                  (462,678)      2,510,765
         Brokers, dealers and others                               2,960,842      (1,153,808)
       Financial instruments sold, but not yet purchased            (945,117)      1,537,380
       Accrued employee compensation and benefits                   (864,525)       (881,403)
       Other liabilities and accrued expenses                         45,667         289,492
                                                               --------------    ------------
Cash used in operating activities                                   (675,292)       (411,859)
                                                               --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments from short-term borrowings                             (510,968)       (187,683)
Net proceeds from issuance of long-term borrowings                 1,628,760       1,201,791
Capital Accumulation Plan                                             70,406         153,785
Tax benefit of Common Stock distributions                              1,385           1,941
Payments for:
   Retirement of long-term borrowings                               (439,173)       (770,633)
   Treasury stock purchases                                         (136,541)       (158,423)
Cash dividends paid                                                  (27,514)        (27,034)
                                                               --------------    ------------
Cash provided by financing activities                                586,355         213,744
                                                               --------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                      (40,985)        (41,630)
Purchases of investment securities and other assets                  (12,534)        (14,422)
Proceeds from sales of investment securities and other assets         86,613          27,756
                                                               --------------    ------------
Cash provided by (used in) investing activities                       33,094         (28,296)
                                                               --------------    ------------

Net decrease in cash and cash equivalents                            (55,843)       (226,411)
Cash and cash equivalents, beginning of period                     2,129,080       1,073,821
                                                               --------------    ------------

Cash and cash equivalents, end of period                        $  2,073,237     $   847,410
                                                               ==============    ============

Statement of Financial Accounting Standards No. 125 requires balance sheet recognition of collateral related to certain secured financing transactions, which is a non-cash activity, and did not impact the Consolidated Statements of Cash Flows.

See Notes to Consolidated Financial Statements.



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period's presentation. On October 29, 1999 the Board of Directors declared a 5% stock dividend on the Company's Common Stock to stockholders of record on November 12, 1999 to be distributed November 26, 1999. Earnings per share data for all periods included in the consolidated financial statements are presented after giving retroactive effect to the 5% stock dividend.

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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                              September 24,                June 30,
In thousands                                                       1999                      1999
-----------------------------------------------------------------------------------------------------

   Financial instruments owned:
       US government and agency                                $   8,225,639             $  8,211,944
       Other sovereign governments                                 2,976,191                2,742,486
       Corporate equity and convertible debt                       8,473,169               14,578,501
       Corporate debt                                              4,678,778                4,972,621
       Derivative financial instruments                            3,934,632                3,035,278
       Mortgages and other mortgage-backed securities             10,625,551                7,869,884
       Other                                                         763,261                  532,164
                                                               -------------             ------------
                                                               $  39,677,221             $ 41,942,878
                                                               =============             ============
   Financial instruments sold, but not yet purchased:
       US government and agency                                  $ 4,676,681              $ 5,250,633
       Other sovereign governments                                 3,231,838                2,639,952
       Corporate equity                                            6,112,412                6,134,317
       Corporate debt                                              2,556,147                1,707,998
       Derivative financial instruments                            3,983,300                5,687,296
       Other                                                             877                   86,176
                                                               -------------             ------------
                                                               $  20,561,255             $ 21,506,372
                                                               =============             ============

3. COMMITMENTS AND CONTINGENCIES

    At September 24, 1999, the Company was contingently liable for unsecured letters of credit of approximately $1.7 billion and letters of credit secured by financial instruments of approximately $22.9 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges. The Company had various other commitments aggregating $736.6 million at September 24, 1999.

    In the normal course of business, the Company has been named as a defendant in several lawsuits, which involve claims for substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the results of operations or the financial condition of the Company.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At September 24, 1999, Bear Stearns' net capital, as defined, of $1.78 billion exceeded the minimum requirement by $1.72 billion.

     Bear, Stearns International Limited ("BSIL") and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, which are indirectly wholly owned by the Company, are subject to regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986.

     Bear Stearns Bank Plc ("BSB"), which is indirectly wholly owned by the Company, is incorporated in Dublin, Ireland and is subject to the regulatory capital requirements of the Central Bank of Ireland.

    At September 24, 1999, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the three-months ended September 24, 1999 and September 25, 1998. Income taxes paid totaled $57.3 million and $17.9 million for the three-months ended September 24, 1999 and September 25, 1998, respectively.

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's outstanding derivative financial instruments as of September 24, 1999 and June 30, 1999:

                                                 September 24,       June 30,
    In billions                                      1999              1999
    ---------------------------------------------------------------------------
    Interest Rate:
       Swap agreements, including options,
          swaptions,caps,collars,and floors          $360.8            $339.1
       Futures contracts                               43.2              52.5
       Options held                                    24.7              24.0
       Options written                                  3.3               3.9

    Foreign Exchange:
       Futures contracts                               25.0              19.3
       Forward contracts                               14.2              15.6
       Options held                                     8.0               2.6
       Options written                                  4.8               3.1

    Mortgage-Backed Securities:
       Forward Contracts                               59.2              63.4

    Equity:
        Swap agreements                                13.9              11.9
        Futures contracts                               1.8               0.8
        Options held                                    6.1               7.5
        Options written                                 5.6               7.3



    The derivative instruments used in the Company's trading and dealer activities are recorded at fair value with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in revenues derived from principal transactions.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The fair values of derivative financial instruments held or issued for trading and hedging purposes as of September 24, 1999 and June 30, 1999 were as follows:

                                  September 24,                  June 30,
                                      1999                         1999
                               -------------------------------------------------
    In millions                Assets    Liabilities        Assets   Liabilities
    ----------------------------------------------------------------------------
    Swap agreements            $2,641      $2,775           $1,375     $2,290

    Futures and forward
       Contracts                  210         387              278        259
    Options held                1,086                        1,397
    Options written                           865                       3,164


    The average monthly fair values of the derivative financial instruments for the three-months ended September 24, 1999 and the fiscal year ended June 30, 1999 were as follows:

                                   September 24,                  June 30,
                                       1999                         1999
                                ------------------------------------------------
    In millions                 Assets    Liabilities        Assets  Liabilities
    ----------------------------------------------------------------------------
    Swap agreements             $2,116      $2,499           $2,227     $2,317
    Futures and forward
       Contracts                   350         355              334        368
    Options held                 1,119                        1,154
    Options written                          1,753                       3,156

     The notional/contract amounts of these instruments do not represent the Company's potential risk of loss due to counterparty nonperformance. Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is limited to the net replacement cost of over-the-counter contracts, which are recognized as assets in the Company's Consolidated Statements of Financial Condition. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Generally, options written do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform. The Company has controls in place to monitor credit exposures by limiting transactions with specific counterparties and assessing the creditworthiness of counterparties. The Company also seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The following table summarizes the credit quality of the Company's trading-related derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $1.9 billion and $1.7 billion of collateral, respectively, at September 24, 1999 and June 30, 1999:

                                              September 24,    June 30,
                In millions                       1999           1999
                -------------------------------------------------------
                   RATING(1)                   NET REPLACEMENT COST
                     AAA                          $224.0      $ 140.0
                     AA                            516.8        627.1
                     A                             461.7        303.4
                     BBB                            63.0         56.6
                     BB and Lower                   24.6         39.7
                     Non-rated                       5.8          3.4


                  (1) Internal designations of counterparty credit quality are based on actual ratings made by external ratings agencies or comparable ratings established and utilized by the Company's Credit Department.


8.   SEGMENT DATA

     The Company operates in three principal segments: Capital Markets, Execution Services and Wealth Management. These segments are strategic business units that offer different products and services. They are managed separately as different levels and types of expertise are required to effectively manage the segments' transactions.

     The Capital Markets segment is comprised of Equities, Fixed Income and Investment Banking areas. Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income provides distribution power for issuers in the primary market, liquidity for investors in the secondary market and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities, and foreign exchange and derivatives. Investment banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


  The Execution Services segment is comprised of clearance and predominantly commission-related areas, including institutional equity sales, institutional futures sales and specialist activities. Clearance provides clearing, margin lending and securities borrowing to facilitate customer short sales to over 2,700 clearing clients worldwide. The commission-related areas provide research and execution capabilities in US equity securities and financial futures to our institutional clients.

  The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

  The three business segments are comprised of the many business areas with interactions among each as they serve the needs of similar clients. Revenues and expenses reflected below include those which are directly related to each segment. Revenue from inter-segment transactions are credited based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. They also include revenues and expenses which are the result of the Company's allocations for items such as interest, which is allocated primarily based on capital utilization, and corporate overhead, which is generally allocated based on levels of expenses. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   For the three months ended September 24, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)     Segment Assets
---------------------------------------------------------------------------------------------------------

   Capital Markets                        $   552,084             $  162,564              $106,176,915

   Execution Services                         316,615                114,779                51,155,292

   Wealth Management                          129,329                 18,575                 3,125,044

   Other (a)                                   47,985                (46,341)               (2,577,050)
---------------------------------------------------------------------------------------------------------
Total                                     $ 1,046,013             $  249,577              $157,880,201
=========================================================================================================


   For the three months ended September 25, 1998:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)     Segment Assets
---------------------------------------------------------------------------------------------------------
   Capital Markets                           $269,052             $ (63,206)              $118,760,619

   Execution Services                         297,641               124,553                 42,471,701

   Wealth Management                          120,414                13,757                  3,557,871

   Other (a)                                   53,794                18,205                 (1,715,773)
---------------------------------------------------------------------------------------------------------
   Total                                     $740,901             $  93,309               $163,074,418
=========================================================================================================

     (a) Other is comprised of consolidation/elimination entries as well as corporate administrative functions, including costs related to the Capital
     Accumulation Plan for Senior Managing Directors (the "CAP Plan") which were
     $20.5 million and $12.0 million for the three months ended September 24, 1999 and September 25, 1998, respectively.


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

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Business Environment

The business environment during the Company's first fiscal quarter ended September 24, 1999 was marked by volatility in the fixed income markets with wider credit and swap spreads and by active markets and growth in both NYSE and NASDAQ trading volume.

The 1998 quarter was marked by extreme fixed income market volatility attributed to economic turmoil in the Far East and emerging market nations and the default by Russia on its debt obligations, which triggered the flight to quality by investors who sought safer, less risky investments. This caused yield spreads between US Treasury securities and lower-rated issues to widen dramatically and resulted in a decline in liquidity in the global bond markets.

In the 1999 quarter, in order to mitigate inflationary pressures, the Federal Reserve Board raised the overnight lending rate by 25 basis points in August 1999. While concerns of inflation and the anticipation of an increase in the overnight lending rate by the Federal Reserve Board contributed to some volatility in the financial markets during the 1999 quarter, overall economic trends, including higher levels of consumer confidence and low unemployment, were generally positive. Equity markets continued to be fueled by strong interest in internet and technology issues. In the fixed income markets, conditions were generally positive, which benefited the Company's underwriting and trading activities, specifically the mortgage-backed securities, high yield and corporate bonds areas.

Results of Operations

Three-Months Ended September 24, 1999
Compared to Three-Months Ended September 25, 1998

Net income in the 1999 quarter was $157.9 million, an increase of 146.3% from $64.1 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues"), increased 41.2% to $1.0 billion from $740.9 million in the comparable 1998 quarter. The increase was primarily attributable to an increase in principal transactions revenues and investment banking revenues. Earnings per share were $0.95 for the 1999 quarter versus $0.36 for the comparable 1998 quarter. The earnings per share amounts have been adjusted for the 5% stock dividend declared by the Company in October 1999.

Commission revenues decreased 5.1% in the 1999 quarter to $228.5 million from $240.8 million in the comparable 1998 quarter. The decrease was primarily due to a decline in commissions earned from private clients services volume, partially offset by an increase in commission revenues derived from institutional clients.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                   Three-Months Ended        Three-Months Ended
                                   September 24, 1999        September 25, 1998
                                   ------------------        ------------------

Fixed Income                             $ 207,824                $  72,554
Equity                                      89,261                   73,620
Foreign Exchange & Other
 Derivative Financial Instruments           65,121                   50,875
                                         ---------                ---------
                                         $ 362,206                $ 197,049
                                         =========                =========


Revenues from principal transactions increased 83.8% in the 1999 quarter to $362.2 million from $197.0 million in the comparable 1998 quarter. The Company's revenues from principal transactions during the 1998 quarter were negatively impacted by the volatility experienced in the equity and fixed income markets and by the widening of credit spreads. Principal transactions revenues derived from fixed income increased 186.4% principally attributable to the mortgage-backed securities, high yield and investment-grade corporate bonds areas. In addition, the increase in revenues was also derived from the Company's derivative activities. Principal transactions revenues derived from the Company's equity activities increased on improved over-the-counter and risk arbitrage results.

Investment banking revenues increased 115.6% to $262.5 million in the 1999 quarter from $121.8 million in the comparable 1998 quarter. The increase was principally attributable to higher underwriting and merchant banking revenues earned during the 1999 quarter. Underwriting revenues increased by approximately 44.7% primarily reflecting an increase in equity new issue volume. Merchant banking revenues increased to $86.9 million reflecting gains realized from certain of the Company's investments.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 2.7% to $169.5 million in the 1999 quarter from $165.1 million in the comparable 1998 quarter. The increase was primarily due to wider spreads on specialist margin balances in the 1999 period. Average margin debt decreased to $42.9 billion in the 1999 quarter from $44.6 billion in the comparable 1998 quarter. Average customer shorts decreased to $55.5 billion in the 1999 quarter from $64.1 billion in the comparable 1998 quarter. Average free credit balances decreased to $12.6 billion in the 1999 quarter from $13.1 billion in the comparable 1998 quarter.

Employee compensation and benefits increased 27.2% to $516.4 million in the 1999 quarter from $405.9 million in the 1998 quarter. The increase was primarily attributable to an increase in discretionary bonuses related to increased net revenues and earnings in the 1999 quarter and an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, decreased to 49.4% in the 1999 quarter from 54.8% in the comparable 1998 quarter.

All other expenses increased 15.9% to $280.0 million in the 1999 quarter compared to $241.7 million in the comparable 1998 quarter. Expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan") increased to $20.5 million in the 1999 quarter from $12.0 million in the comparable 1998 quarter reflecting higher pre-tax earnings in the 1999 quarter and an increase in the number of participants. Data processing, communications and depreciation increased by $19.1 million as a result of both increased usage and the upgrading of existing communication and computer systems.

The Company's effective tax rate increased to 36.8% in the 1999 quarter compared to 31.3% in the comparable 1998 quarter due to a lower percentage of tax preference items.

Business Segments

The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Execution Services and Wealth Management. These segments are strategic business units analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Execution Services distribution network with the related revenues of such intersegment services allocated to the respective segments through transfer pricing policies.

The following  segment  operating  results exclude certain  corporate items. See
Note 8 of Notes to Consolidated Financial Statements.


                                 Capital Markets
  ----------------------------------------------------------------------------

                             September 24,           September 25,
       In thousands              1999                     1998
  ----------------------------------------------------------------------------
     Net revenues              $ 552,084               $ 269,052
     Pre-tax income (loss)       162,564                 (63,206)
  ----------------------------------------------------------------------------

Net revenues for Capital Markets approximated $552.1 million in the 1999 quarter, up 105.2% from $269.1 million in the 1998 quarter. Pre-tax income for Capital Markets was $162.6 million in the 1999 quarter, compared to a loss of $63.2 million in 1998 quarter. Fixed income results in the 1999 quarter improved over the 1998 quarter due to the Company's mortgage-backed, high yield and corporate bond trading operations. Fixed income results in the 1998 period were adversely impacted by market volatility experienced in the wake of Russia's default. In addition, equity results improved as active markets and deal flow resulted in improved performances from over-the-counter equities, risk arbitrage and equity derivatives. Investment banking revenues increased from $67.4 million to $189.8 million reflecting improved capital market conditions as compared to the 1998 quarter across all product areas and increased mergers and acquisitions activity. In addition, merchant banking revenues increased to $86.9 million.

                               Execution Services
   ---------------------------------------------------------------------------

                             September 24,           September 25,
         In thousands            1999                    1998
   ---------------------------------------------------------------------------
       Net revenues            $ 316,615               $ 297,641
       Pre-tax income            114,779                 124,553
   ---------------------------------------------------------------------------

At both September 24, 1999 and September 25, 1998 the Company provided clearing, margin lending and securities borrowing to facilitate customer short sales to just over 2,700 clearing clients worldwide. Such clients include approximately 2,300 prime brokerage clients including hedge fund managers, money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business. The Company processes trades in over 70 countries and accounts for approximately 10% of the average daily New York Stock Exchange volume, and processed an average of in excess of 184,000 trades per day during the 1999 quarter versus 159,000 trades per day in the 1998 quarter.

Net revenues for Execution Services approximated $316.6 million in the 1999 quarter, up 6.4% from $297.6 million in the 1998 quarter. Pre-tax income for Execution Services was $114.8 million in the 1999 quarter, down 7.9% from $124.6 million in the 1998 quarter. Commission revenues increased reflecting improved domestic and European institutional equity sales volume. Net interest revenues also increased in the 1999 quarter reflecting improved profit margins in specialist clearance margin accounts. The decline in pre-tax income reflects increased technology spending of approximately $15.0 million attributable to internet and web-based applications being developed and rolled out to correspondent clearing clients.

                                Wealth Management

    --------------------------------------------------------------------------

                             September 24,           September 25,
         In thousands             1999                    1998
    --------------------------------------------------------------------------
       Net revenues            $ 129,329               $ 120,414
       Pre-tax income             18,575                  13,757
    --------------------------------------------------------------------------

PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in seven regional offices. PCS had approximately $36.9 billion in client assets at September 24, 1999, an increase of 18.7% compared to September 25, 1998.

The Asset Management area, through Bear Stearns Asset Management Inc. ("BSAM"), had approximately $12.0 billion in assets under management at September 24, 1999 which reflected a 25.9% increase over September 25, 1998. The largest components of the increase were attributable to limited partnership investments and mutual funds. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

Net revenues for Wealth Management were $129.3 million in the 1999 quarter, up 7.4% from $120.4 million in the 1998 quarter. Pre-tax income for Wealth Management was $18.6 million in the 1999 quarter, up 35.0% from $13.8 million in the 1998 quarter. Growth in assets under management, active equity markets and strong customer volumes resulted in increased commissions and fee-based income in the 1999 quarter.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions. Collateralized
receivables   consist  of  resale  agreements  secured   predominantly  by  US
government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The Company's total assets and financial leverage can fluctuate significantly, depending largely upon economic and market conditions, volume of activity, customer demand and underwriting commitments.

The Company's total assets at September 24, 1999 increased to $157.9 billion from $153.9 billion at June 30, 1999. The increase is primarily attributable to an increase in securities purchased under agreements to resell and securities borrowed, partially offset by a decrease in financial instruments owned and cash securities deposited with clearing organizations or segregated in compliance with federal regulations.

The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding and its access to sources of long-term capital in the form of long-term borrowings and equity, which together form its capital base. The Company continuously monitors the adequacy of its capital base, which is a function of asset quality and liquidity. Highly liquid assets, such as US government and agency securities, typically are funded by the use of repurchase agreements, which require very low levels of margin. In contrast, assets of lower quality or liquidity require higher levels of margin or overcollateralization and consequently increased levels of capital. Accordingly, the mix of assets being held by the Company significantly influences the amount of leverage the Company can employ and the adequacy of its capital base.

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

Repurchase transactions, whereby the Company sells securities with a commitment for repurchase at a future date, represent the dominant component of secured short-term funding.

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer-term source of unsecured financing. During the three- months ended September 24, 1999, the Company received proceeds approximating $1.6 billion from the issuance of long-term debt which, net of retirements, served to increase long-term debt to $15.8 billion at September 24, 1999 from $14.6 billion at June 30, 1999.

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

In October 1999, the Company executed a new $3.225 billion revolving-credit facility (the "facility"), which permits borrowing on a secured basis by Bear Stearns, BSSC and certain affiliates. The facility also provides that the Company may borrow up to $1.6125 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 2000 with all loans outstanding at that date payable no later than October 2001.

Capital Resources

The Company conducts a substantial portion of all of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank Plc ("BSB"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

During the three-months ended September 24, 1999, the Company repurchased a total of 3,290,425 million shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $142.6 million. Included in the shares purchased during the quarter were 1,596,956 shares with a cost of $70.4 million, which were credited to participants' deferred compensation accounts with respect to deferrals made during fiscal 1999. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred and any additional amounts allocated to participants under the CAP Plan.

Repurchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Company's Stock Repurchase Plan (the "Repurchase Plan") authorized by the Board of Directors and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Plan. As of September 24, 1999 there have been no purchases under the Repurchase Plan.

Cash Flows

Cash and cash equivalents decreased slightly by $55.8 million during the three-months ended September 24, 1999. Cash used in operating activities during the three-months ended September 24, 1999 was $675.3 million, primarily due to increases in securities purchased under agreements to resell and securities borrowed and a decrease in financial instruments sold, but not yet purchased, offset by increases in payables to brokers, dealers and others and securities sold under agreements to repurchase, and a decrease in financial instruments owned. Financing activities provided cash of $586.4 million, primarily derived from proceeds of the issuance of long-term borrowings and partially offset by the net payments from short-term borrowings and the retirement/maturities of long-term borrowings. Cash provided by investing activities of $33.1 million was primarily attributable to proceeds from the sales of investment securities and other assets of $86.6 million, offset by purchases of investment securities and other assets of $12.5 million and purchases of property, equipment and leasehold improvements of $41.0 million.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, the New York Stock Exchange, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At September 24, 1999 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and High Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans, and have not historically required significant levels of capital investment. At September 24, 1999, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material to the Company's consolidated financial position.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield securities"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At September 24, 1999 the Company held high yield instruments of $1.4 billion in assets and $0.4 billion in liabilities, as compared to $1.4 billion in assets and $0.2 billion in liabilities as of June 30, 1999.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, illiquidity of secondary trading markets, and increased vulnerability to general economic conditions.

The level of the Company's high yield securities inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations. The Company's Risk Committee continuously monitors exposure to market and credit risk with respect to high yield securities inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group.

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not be able to accurately process dates ending in the Year 2000 and thereafter.

Over four years ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. The Company's action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and tested compatibility with such systems. The Company also participates actively in various industry-wide tests.

Through September 24, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $70.5 million of which approximately $10.6 million in hardware and software has been capitalized. The Company's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $4.5 million, which will be funded through operating cash flows and primarily expensed as incurred.

The Company presently believes that the activities it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has completed the reprogramming and replacement phase of the project. Additional testing will continue through the end of the calendar year as deemed appropriate. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has developed an action plan and a formal contingency plan designed to safeguard the interests of the Company and its customers. The Company believes that these plans significantly reduce the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and futures prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk-sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. For a discussion of the Company's primary market risk exposures, which includes interest rate risk, foreign exchange rate risk, and equity price risk, and a discussion of how those exposures are managed, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Value at Risk

The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models, which seek to predict risk of loss based on historical price and volatility patterns. The output of such statistical models is commonly referred to as value at risk. Value at risk is used to describe a probabilistic approach to measuring the exposure to market risk. This approach utilizes statistical concepts to estimate the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation utilizes the standard deviation of historical changes in value (i.e. volatility) of the market risk sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

Measuring market risk using statistical risk management models has been the main focus of risk management efforts by many companies whose earnings are significantly exposed to changes in the fair value of financial instruments. The Company believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While value at risk models are relatively sophisticated, the quantitative risk information generated is limited by the parameters established in creating the related models. The financial instruments being evaluated, in some cases, have features which may trigger a potential loss in excess of the amounts previously disclosed if the changes in market rates or prices exceed the confidence level of the model used. Therefore, such models do not substitute for the experience or judgment of senior management and traders, who have extensive knowledge of the markets and adjust positions and revise strategies, as they deem necessary. The Company uses these models only as a supplement to other risk management tools.

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a "Monte Carlo" value at risk approach. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors that describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Intercountry correlations were also used. Equity price risk was measured using a combination of historical and Monte Carlo value at risk approaches. Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty. Parameter estimates, such as volatilities and correlations, were based on daily tests through September 24, 1999. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                       September 24,           June 30,
in millions                                1999                  1999
-----------                             ----------             --------
MARKET RISK
         Interest                        $ 10.4                 $ 9.3
         Currency                           1.8                   1.3
         Equity                            11.2                  11.3
         Diversification benefit           (8.0)                 (7.2)
                                        -------                 ------
            Total                        $ 15.4                 $14.7
                                        =======                 ======

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

PART II - Other Information

Item 1. Legal Proceedings


Crescent Porter Hale Foundation, et al. v. Bob K. Pryt, et al.

As previously reported in the Company's Report on Form 10-K for the fiscal year ending June 30, 1999 ("1999 Form 10-K"), Bear Stearns is a defendant in litigation pending in the Superior Court of the State of California, San Francisco County.

The parties have reached an agreement, which is subject to court approval, to settle this action.

In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

The parties have reached an agreement, which is subject to court approval, to settle the Primavera, ABF Capital, Montpellier, Johnston, Bambou, AIG and Litigation Advisory Board actions.

Parvus Co. Ltd. v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a respondent in an NASD arbitration proceeding.

The parties have reached an agreement to settle this action.

Sterling Foster & Co., Inc.

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a defendant in litigations pending in the United States District Court for the Eastern District of New York.

On October 19, 1999, the Mihalevich action was voluntarily dismissed.


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

               (i) A Current Report on Form 8-K dated and filed on July 21, 1999, pertaining to the Company's results of operations for the three-months and fiscal year ended June 30, 1999.

               (ii) A Current Report on Form 8-K dated July 22, 1999 and filed on July 28, 1999, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of Global Notes due 2001 and 2002 ("Global Notes") issued by the Company and an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences in connection with the offering of the Global Notes.

               (iii) A Current Report on Form 8-K dated August 5, 1999 and filed on August 6, 1999, pertaining to Bear, Stearns Securities Corp.'s settlement of an administrative proceeding filed by the United States Securities and Exchange Commission resolving allegations related to the firm's role as clearing broker for A.R. Baron & Co.

               (iv) A Current Report on Form 8-K dated August 9, 1999 and filed on August 11, 1999, pertaining to an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences related to the Company's Medium Term Note Program.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          The Bear Stearns Companies Inc.
                                                  (Registrant)





Date:  November 8, 1999                   By: /s/ Marshall J Levinson
                                              -----------------------
                                              Marshall J Levinson
                                              Controller
                                             (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  Exhibit Index


Exhibit No.    Description                                               Page

  (11)         Statement Re Computation of Per Share Earnings             34
  (12)         Statement Re Computation of Earnings to Fixed Charges      35
  (27)         Financial Data Schedule                                    36