Form 10-Q
period 1999-12-31
BEAR STEARNS COMPANIES INC
filed 2000-02-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended December 31, 1999


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from ___________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 10, 2000, the latest practicable date, there were 113,409,567 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at December 31, 1999 (Unaudited) and June 30, 1999

         Consolidated Statements of Income (Unaudited)for the three-and six-month periods ended December 31, 1999 and December 31, 1998

         Consolidated Statements of Cash Flows (Unaudited)for the six-month periods ended December 31, 1999 and December 31, 1998

         Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

         Signature



                                          THE BEAR STEARNS COMPANIES INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                    Assets

                                                                        December 31,                   June 30,
                                                                            1999                         1999
                                                                    --------------------         ---------------------
                                                                        (Unaudited)
                                                                                      (In thousands)
Cash and cash equivalents                                                 $     822,780                 $   2,129,080
Cash and securities deposited with clearing organizations
     or segregated in compliance with federal regulations                     2,185,529                     2,891,397
Securities purchased under agreements to resell                              34,701,654                    32,996,226
Receivable for securities provided as collateral                              1,763,128                     1,735,293
Securities borrowed                                                          73,529,786                    54,173,726
Receivables:
     Customers                                                               19,059,883                    14,510,628
     Brokers, dealers and others                                                434,861                     1,452,590
     Interest and dividends                                                     446,353                       366,110
Financial instruments owned, at fair value                                   42,588,736                    41,942,878
Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization                           517,406                       486,735
Other assets                                                                  1,342,478                     1,209,677
                                                                                                 ---------------------
                                                                    --------------------

Total  Assets                                                             $ 177,392,594                 $ 153,894,340
                                                                    ====================         =====================

See Notes to Consolidated Financial Statements.




                                           THE BEAR STEARNS COMPANIES INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                         Liabilities and Stockholders' Equity

                                                                        December 31,                   June 30,
                                                                            1999                         1999
                                                                    --------------------         ---------------------
                                                                        (Unaudited)
                                                                            (In thousands, except share data)
Short-term borrowings                                                    $   17,943,682                $   14,145,410
Securities sold under agreements
     to repurchase                                                           63,128,957                    50,673,644
Obligation to return securities received as
     collateral                                                               2,938,766                     1,944,286
Payables:
     Customers                                                               43,457,705                    40,822,913
     Brokers, dealers and others                                              4,284,488                     2,195,691
     Interest and dividends                                                     547,711                       542,478
Financial instruments sold, but not
     yet purchased, at fair value                                            21,480,555                    21,506,372
Accrued employee compensation and benefits                                      879,743                     1,306,357
Other liabilities and accrued expenses                                          513,141                       654,588
                                                                    --------------------         ---------------------
                                                                            155,174,748                   133,791,739
                                                                    --------------------         ---------------------
Commitments and contingencies

Long-term borrowings                                                         16,787,849                    14,647,092
                                                                    --------------------         ---------------------
Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                                                  500,000                       500,000
                                                                    --------------------         ---------------------
Stockholders' Equity
     Preferred Stock                                                            800,000                       800,000
     Common Stock, $1.00 par value;
           200,000,000 shares authorized;
           184,805,848 and 176,011,113 shares issued at
           December 31, 1999 and June 30, 1999, respectively                    184,806                       176,011
     Paid-in capital                                                          2,510,569                     2,269,927
     Retained earnings                                                        2,033,656                     1,931,957
     Capital Accumulation Plan                                                1,174,690                     1,144,329
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
           Stock, Series A - 2,520,750 shares                                  (103,421)                     (103,421)
        Common Stock - 69,441,402 shares and 56,333,508
           shares at December 31, 1999 and
           June 30, 1999, respectively                                       (1,670,303)                   (1,263,294)
                                                                    --------------------         ---------------------
Total Stockholders' Equity                                                    4,929,997                     4,955,509
                                                                    --------------------         ---------------------
Total Liabilities and Stockholders' Equity                                $ 177,392,594                 $ 153,894,340
                                                                    ====================         =====================

See Notes to Consolidated Financial Statements.




                                                 THE BEAR STEARNS COMPANIES INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                           (UNAUDITED)
                                                      Three-Months Ended                 Six-Months Ended
                                                ------------------------------      --------------------------
                                                 December 31,    December 31,       December 31,   December 31,
                                                    1999            1998 (1)            1999         1998 (1)
                                                -------------   --------------      ------------  -------------
                                                                (In thousands, except share data)
Revenues
    Commissions                                  $   297,859      $   254,676       $   526,391   $   495,476
    Principal transactions                           606,261          419,002           968,467       616,051
    Investment banking                               273,164          163,664           535,694       285,440
    Interest and dividends                         1,302,362        1,068,680         2,316,274     2,173,519
    Other income                                      59,439           26,705            82,667        42,845
                                                -------------   --------------      ------------  ------------
       Total Revenues                              2,539,085        1,932,727         4,429,493     3,613,331
    Interest expense                               1,113,399          911,935         1,957,794     1,851,638
                                                -------------   --------------      ------------  ------------
       Revenues, net of interest expense           1,425,686        1,020,792         2,471,699     1,761,693
                                                -------------   --------------      ------------  ------------

Non-interest expenses
    Employee compensation and benefits               673,740          552,344         1,190,133       958,225
    Floor brokerage, exchange
      and clearance fees                              41,455           41,375            77,353        83,439
    Communications                                    39,940           36,362            77,633        69,457
    Depreciation and amortization                     38,000           32,758            75,422        65,152
    Occupancy                                         28,515           25,923            55,430        51,811
    Advertising and market development                24,797           23,854            49,983        46,892
    Data processing and equipment                     29,002           15,293            49,487        26,278
    Other expenses                                   160,205           85,405           256,649       159,652
                                                -------------   --------------      ------------  ------------
       Total non-interest expenses                 1,035,654          813,314         1,832,090     1,460,906
                                                -------------   --------------      ------------  ------------
    Income before provision for
      income taxes                                   390,032          207,478           639,609       300,787
    Provision for income taxes                       144,935           71,558           236,655       100,764
                                                -------------   --------------      ------------  ------------
    Net income                                   $   245,097      $   135,920        $  402,954    $  200,023
                                                =============   ==============      ============  ============
    Net income applicable to
      common shares                              $   235,319      $   126,142        $  383,398    $  180,150
                                                =============   ==============      ============  ============
    Earnings per share                           $      1.64      $      0.80 (2)    $     2.58    $     1.16 (2)
                                                =============   ==============      ============  ============
    Weighted average common and
      common equivalent shares
      outstanding                                161,852,191      166,273,480 (2)   164,423,424   166,934,802 (2)
                                                =============   ==============      ============  ============
    Cash dividends declared
      per common share                           $      0.15      $      0.14 (2)    $     0.29    $     0.27 (2)
                                                =============   ==============      ============  ============

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

See Notes to Consolidated Financial Statements.




                                               THE BEAR STEARNS COMPANIES INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                          Six-Months Ended
                                                                            ---------------------------------------------
                                                                               December 31,              December 31,
                                                                                   1999                      1998
                                                                            ---------------------      ------------------
                                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    402,954             $    200,023
Adjustments to reconcile net income to cash provided by (used in)
 operating activities:
       Depreciation and amortization                                                 75,422                   65,152
       Deferred income taxes                                                        (76,200)                   6,682
       Other                                                                         28,802                   36,759
Decreases (increases) in operating assets:
       Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                          705,868               (1,306,886)
       Securities purchased under agreements to resell                           (1,705,428)              (3,214,244)
       Securities borrowed                                                      (19,356,060)               2,251,790
       Receivables:
         Customers                                                               (4,549,255)               2,807,770
         Brokers, dealers and others                                              1,017,729                 (475,020)
       Financial instruments owned                                                  320,787                  943,797
       Other assets                                                                (137,887)                 412,993
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase                            12,455,313                4,659,499
       Payables:
         Customers                                                                2,634,792                4,725,473
         Brokers, dealers and others                                              2,078,178                 (979,434)
       Financial instruments sold, but not yet purchased                            (25,817)              (4,659,933)
       Accrued employee compensation and benefits                                  (499,064)                (613,523)
       Other liabilities and accrued expenses                                      (136,214)                (323,248)
                                                                            ---------------------      ------------------
Cash (used in) provided by operating activities                                  (6,766,080)               4,537,650
                                                                            ---------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) short-term borrowings                             3,798,272               (4,593,267)
Net proceeds from issuance of long-term borrowings                                3,196,837                1,936,990
Net proceeds from issuance of subsidiary securities                                       -                  290,550
Capital Accumulation Plan                                                            70,406                  153,785
Tax benefit of Common Stock distributions                                             3,457                      603
Note repayment for ESOP Trust                                                             -                    7,114
Payments for:
   Retirement of long-term borrowings                                            (1,065,852)              (1,398,805)
   Treasury stock purchases                                                        (436,512)                (229,491)
Cash dividends paid                                                                 (54,548)                 (53,691)
                                                                            ---------------------      ------------------
Cash provided by (used in) financing activities                                   5,512,060               (3,886,212)
                                                                            ---------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                                    (106,093)                 (91,585)
Purchases of investment securities and other assets                                 (41,261)                 (19,870)
Proceeds from sales of investment securities and other assets                        95,074                   50,273
                                                                            ---------------------      ------------------
Cash used in investing activities                                                   (52,280)                 (61,182)
                                                                            ---------------------      ------------------
Net (decrease) increase in cash and cash equivalents                             (1,306,300)                 590,256
Cash and cash equivalents, beginning of period                                    2,129,080                1,073,821
                                                                            ---------------------      ------------------
Cash and cash equivalents, end of period                                       $    822,780             $  1,664,077
                                                                            =====================      ==================

Statement of Financial Accounting Standards No. 125 requires balance sheet recognition of collateral related to certain secured financing transactions, which is a non-cash activity and did not impact the Consolidated Statements of Cash Flows.

See Notes to Consolidated Financial Statements.



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period's presentation. On October 29, 1999 the Board of Directors declared a 5% stock dividend on the Company's Common Stock to stockholders of record on November 12, 1999 which was distributed November 26, 1999. Earnings per share data for all prior periods included in the consolidated financial statements are presented after giving retroactive effect to the 5% stock dividend.

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



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                December 31,                 June 30,
In thousands                                                       1999                        1999
-----------------------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                $   7,982,129             $  8,211,944
       Other sovereign governments                                 2,780,371                2,742,486
       Corporate equity and convertible debt                       9,317,507               14,578,501
       Corporate debt                                              4,932,118                4,972,621
       Derivative financial instruments                            5,958,362                3,035,278
       Mortgages and other mortgage-backed securities             11,249,716                7,869,884
       Other                                                         368,533                  532,164
                                                               -------------             ------------
                                                               $  42,588,736             $ 41,942,878
                                                               =============             ============
   Financial instruments sold, but not yet purchased:
       US government and agency                                $   5,080,489             $  5,250,633
       Other sovereign governments                                 1,189,436                2,639,952
       Corporate equity                                            8,468,678                6,134,317
       Corporate debt                                              1,383,321                1,707,998
       Derivative financial instruments                            5,358,500                5,687,296
       Other                                                             131                   86,176
                                                               -------------             ------------
                                                               $  21,480,555             $ 21,506,372
                                                               =============             ============


3.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1999, the Company was contingently liable for unsecured letters of credit of approximately $1.8 billion and letters of credit secured by financial instruments of approximately $23.9 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges. The Company had various other commitments aggregating $879.3 million at December 31, 1999.

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At December 31, 1999, Bear Stearns' net capital, as defined, of $1.54 billion exceeded the minimum requirement by $1.49 billion.

     Bear, Stearns International Limited ("BSIL") and Bear, Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, which are indirectly wholly owned by the Company, are subject to regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986.

    Bear Stearns Bank Plc ("BSB"), which is indirectly wholly owned by the Company, is incorporated in Dublin, Ireland and is subject to the regulatory capital requirements of the Central Bank of Ireland.

    At December 31, 1999, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

5.  EARNINGS PER SHARE

     Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period presented. Common shares include the assumed distribution of shares of common stock issued or issuable under various employee benefit plans, including certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the six-months ended December 31, 1999 and December 31, 1998. Income taxes paid totaled $207.1 million and $43.3 million for the six-months ended December 31, 1999 and December 31, 1998, respectively.

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to market risk, which includes interest rate, exchange rate and equity price risk. Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instrument with similar characteristics such as caps, floors and collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

     In order to measure derivative activity, notional or contract amounts are frequently used. Notional/contract amounts, which are not included on the balance sheet, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps and foreign exchange forwards and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's  outstanding  derivative financial  instruments as of December 31,
    1999 and June 30, 1999:


                                                               December 31,            June 30,
    In billions                                                    1999                  1999
    ---------------------------------------------------------------------------------------------
    Interest Rate:
       Swap agreements, including options, swaptions,
            caps, collars, and floors                              $377.6               $339.1
       Futures contracts                                             25.2                 52.5
       Options held                                                  38.5                 24.0
       Options written                                               11.3                  3.9

    Foreign Exchange:
       Futures contracts                                             21.2                 19.3
       Forward contracts                                             12.0                 15.6
       Options held                                                   4.8                  2.6
       Options written                                                5.3                  3.1

    Mortgage-Backed Securities:
       Forward Contracts                                             51.2                 63.4

    Equity:
        Swap agreements                                              14.5                 11.9
        Futures contracts                                             0.9                  0.8
        Options held                                                  5.9                  7.5
        Options written                                               5.4                  7.3






                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

     The derivative financial instruments used in the Company's trading and dealer activities are recorded at fair value with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial
     Condition and the related income or loss reflected in revenues derived from principal transactions.

    The fair values of derivative financial instruments held or issued for trading and hedging purposes as of December 31, 1999 and June 30, 1999, were as follows:

                                            December 31,                    June 30,
                                               1999                           1999
                                    -------------------------------------------------------
    In millions                          Assets    Liabilities       Assets     Liabilities
    ---------------------------------------------------------------------------------------
    Swap agreements                      $4,045      $3,848          $1,375       $2,290
    Futures and forward
       Contracts                            314         167             278          259
    Options held                          1,627                       1,397
    Options written                                   1,371                        3,164


    The average monthly fair values of the derivative financial instruments for the six-months ended December 31, 1999 and the fiscal year ended June 30, 1999 were as follows:

                                             December 31,                   June 30,
                                                1999                          1999
                                     ------------------------------------------------------
    In millions                            Assets    Liabilities      Assets    Liabilities
    ---------------------------------------------------------------------------------------

    Swap agreements                        $2,653      $2,800         $2,227      $2,317
    Futures and forward
       Contracts                              331         284            334         368
    Options held                            1,242                      1,154
    Options written                                     1,547                      3,156

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

     The following table summarizes the credit quality of the Company's over-the-counter derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $2.8 billion and $1.7 billion of collateral, respectively, as of December 31, 1999 and June 30, 1999:

                                                December 31,     June 30,
                 In millions                        1999           1999
                 --------------------------------------------------------
                       RATING(1)                   NET REPLACEMENT COST
                        AAA                        $ 147.6       $ 140.0
                        AA                           579.9         627.1
                        A                            448.8         303.4
                        BBB                           92.7          56.6
                        BB and Lower                  30.8          39.7
                        Non-rated                      0.5           3.4

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

     The Capital Markets segment is comprised of Equities, Fixed Income and Investment Banking areas. Equities combines the efforts of sales, trading

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   SEGMENT DATA (continued)

     and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking.

     The Execution Services segment is comprised of clearance and predominantly commission-related areas, including institutional equity sales, institutional futures sales and specialist activities. Clearance provides clearing, margin lending and securities borrowing to facilitate customer short sales to approximately 2,800 clearing clients worldwide. The commission-related areas provide research and execution capabilities in US equity securities and financial futures to our institutional clients.

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

     The three business segments are comprised of the many business areas with interactions among each as they serve the needs of similar clients.
     Revenues and expenses reflected below include those which are directly related to each segment. Revenue from inter-segment transactions are credited based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items including corporate overhead and interest which are internally allocated by the Company primarily based on balance sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. SEGMENT DATA (continued)

   For the three-months ended December 31, 1999:

   (in thousands)                         Net Revenues       Pre-Tax Income (Loss)    Segment Assets
---------------------------------------------------------------------------------------------------------

   Capital Markets                        $   756,211           $  267,642           $ 114,809,087

   Execution Services                         378,261              134,893              60,876,923

   Wealth Management                          217,620               56,749               3,133,425

   Other (a)                                   73,594              (69,252)            (1,426,841)
---------------------------------------------------------------------------------------------------------
   Total                                  $ 1,425,686           $  390,032           $ 177,392,594
=========================================================================================================

   For the three-months ended December 31, 1998:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)   Segment Assets
---------------------------------------------------------------------------------------------------------
   Capital Markets                         $  511,580           $   95,916           $ 101,617,686

   Execution Services                         300,469              107,970              46,485,101

   Wealth Management                          143,582               26,068               3,159,677

   Other (a)                                   65,161              (22,476)               (131,965)
---------------------------------------------------------------------------------------------------------
   Total                                  $ 1,020,792           $  207,478           $ 151,130,499
=========================================================================================================


   For the six-months ended December 31, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)   Segment Assets
---------------------------------------------------------------------------------------------------------

   Capital Markets                         $ 1,308,295         $  430,206            $ 114,809,087

   Execution Services                          694,876            249,672               60,876,923

   Wealth Management                           346,949             75,324                3,133,425

   Other (a)                                   121,579           (115,593)              (1,426,841)
---------------------------------------------------------------------------------------------------------
   Total                                   $ 2,471,699         $  639,609            $ 177,392,594
=========================================================================================================

   For the six-months ended December 31, 1998:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)   Segment Assets
---------------------------------------------------------------------------------------------------------
   Capital Markets                         $  780,632          $   32,710            $ 101,617,686

   Execution Services                         598,110             232,523               46,485,101

   Wealth Management                          263,996              39,826                3,159,677

   Other (a)                                  118,955              (4,272)                (131,965)
---------------------------------------------------------------------------------------------------------
   Total                                   $1,761,693          $  300,787            $ 151,130,499
=========================================================================================================

(a)  Other  is  comprised  of  consolidation/elimination   entries  as  well  as
     corporate administrative functions,  including costs related to the Capital
     Accumulation Plan for Senior Managing Directors (the "CAP Plan") which were
     $52.0  million and $12.0  million for the three-months  ended  December 31,
     1999 and  December  31,  1998,  respectively  and $72.5  million  and $24.0 million for the six-months  ended  December 31, 1999 and December 31, 1998, respectively.



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   STOCK AWARD PLAN

     On October 28, 1999, the stockholders of the Company approved the Company's Stock Award Plan (the "Stock Award Plan"). The purpose of the Stock Award Plan is to secure for the Company and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's stock, by selected key employees of the Company who are important to the success and growth of the business. Pursuant to the Stock Award Plan, such employees may be offered the opportunity to acquire common stock through the grant of options and stock appreciation rights in tandem with such options. In January 1999, the Company granted 3,886,334 options under such plan, at fair market value on date of grant. These options vest after three years and have a ten year expiration.

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

Business Environment

The business environment during the Company's second fiscal quarter ended December 31, 1999 was characterized by strong US economic growth and low inflation, which resulted in robust domestic equity markets and growth in both New York Stock Exchange ("NYSE") and NASDAQ trading volume. In an effort to slow the nation's economic growth and mitigate the risk of rising inflationary pressures, the Federal Reserve raised the Federal Funds rate by 25 basis points on November 16, 1999. For the quarter ended December 31, 1999, the Dow Jones Industrial Average, Standard and Poor's 500 Index and NASDAQ Composite Index increased 11.8%, 15.0% and 48.5%, respectively. These factors contributed to strong equity underwriting and mergers and acquisitions activities. Fixed income markets, while improved over the comparable prior year period, remained weak in the face of rising interest rates and reduced trading activity due to the Year 2000 uncertainty, which led to lower investor and issuer activity.

In the fiscal quarter ended December 31, 1998, US financial markets were recovering from economic turmoil in both the Far East and emerging market nations and the default by Russia on its debt obligations. The Federal Reserve reduced the Federal Funds rate on three occasions during the 1998 quarter. The reduction in the Federal Funds rate by a total of 75 basis points, coupled with the US economy's resilience, prompted the recovery of US financial markets. Credit spreads tightened significantly, which led to improved, but still weak, conditions in both the primary and secondary domestic fixed income markets with reduced levels of liquidity in all market segments. Rising domestic equity markets during the 1998 quarter reflected strong investor interest in the internet and technology sectors.

Results of Operations

Three-Months Ended December 31, 1999 Compared to Three-Months Ended December 31, 1998

Net income in the 1999 quarter was $245.1 million, an increase of 80.3% from the $135.9 million in the comparable prior year quarter. Revenues, net of interest expense ("net revenues") increased 39.7% to $1.4 billion in the 1999 quarter from $1.0 billion in the comparable 1998 quarter. The increase was attributable to strong performances from all of the Company's core businesses during the quarter, most notably from principal transactions and investment banking. Earnings per share were $1.64 for the 1999 quarter versus $0.80 for the comparable 1998 quarter. The 1998 quarter earnings per share amount reflects the adjustment for the 5% stock dividends declared by the Company in January 1999 and October 1999.

Commission revenues increased 17.0% in the 1999 quarter to a record level $297.9 million from $254.7 million in the comparable 1998 quarter. This increase was primarily attributable to the firm's clearance business, which was positively impacted by overall increases in average daily volume in the 1999 quarter compared to the 1998 quarter.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                                    Three-Months Ended       Three-Months Ended
                                     December 31, 1999        December 31, 1998

Fixed Income                             $ 265,774                 $ 223,582
Equity                                     204,063                   139,170
Foreign Exchange & Other
    Derivative Financial Instruments       136,424                    56,250
                                         ---------                 ---------
                                         $ 606,261                 $ 419,002
                                         =========                 =========

Revenues from principal transactions increased 44.7% in the 1999 quarter, principally attributable to an increase in revenues derived from derivative financial instruments, including both equity and fixed income, which benefited from strong market conditions and customer flow. Principal transactions revenues also increased as a result of equity activities, including the over-the-counter and international equity areas. Stronger market conditions resulted in higher trading volumes in these areas, especially in the technology and telecommunications sectors. Revenues derived from fixed income also increased, primarily reflecting increases in both the distressed and emerging markets areas. Comparisons in these areas are against a 1998 quarter that reflected the impact of difficult market conditions in the Far East and emerging market nations, which led to credit spread widening across a range of fixed income products in the 1998 quarter.

Investment banking revenues increased 66.9% to $273.2 million in the 1999 quarter from $163.7 million in the comparable 1998 quarter. This increase was driven by record level equity underwriting revenues which increased 241.4% in the 1999 quarter, reflecting a strong volume of technology related initial public offerings ("IPO"). Revenues from the Company's mergers and acquisitions activities increased 225.7% in the 1999 quarter reflecting strong domestic activity and continuing deal interest.

Net interest and dividends (revenues from interest and net dividends, less interest expense) increased 20.6% to $189.0 million in the 1999 quarter from $156.7 million in the comparable 1998 quarter. This increase was primarily attributable to higher levels of margin debt principally attributable to the Company's securities clearance business. The increase in net interest profit was partially offset by generally higher funding costs incurred by the Company as we extended debt maturities due to uncertainty in anticipation of potential Year 2000 issues. Customer margin debt at December 31, 1999 approximated $56.2 million from $42.7 million at December 31, 1998. Average margin debt balances increased to $48.2 billion in the 1999 quarter from $38.4 billion in the comparable 1998 quarter reflecting strong equity markets. Average customer shorts decreased slightly to $61.1 billion in the 1999 quarter from $61.8 billion in the comparable 1998 quarter. Average free credit balances increased to $14.1 billion in the 1999 quarter from $12.5 billion in the comparable 1998 quarter.

Other income increased 122.6% to $59.4 million in the 1999 quarter from $26.7 million in the comparable 1998 quarter. This increase was primarily attributable to increases in management and performance-based fees derived from the Company's Asset Management area. Asset Management increased assets under management at December 31, 1999 to $13.1 billion, which reflected a 29.7% increase over the comparable 1998 quarter. The largest component of the increase was primarily attributable to alternative investments, including venture capital hedge funds, equity hedge funds and mortgage hedge funds. Active equity markets and strong customer volumes resulted in the increase in management and performance-based fees.

Employee compensation and benefits increased 22.0% to $673.7 million in the 1999 quarter from $552.3 million in the comparable 1998 quarter. This increase was primarily attributable to an increase in incentive and discretionary bonus accruals related to increased net revenues and earnings in the 1999 quarter, as well as an increase in salesmen's compensation resulting from increased commission revenues and an increase in headcount from the 1998 quarter. Employee compensation and benefits, as a percentage of net revenues, decreased to 47.3% in the 1999 quarter from 54.1% in the comparable 1998 quarter reflecting the improved operating results.

All other expenses increased 38.7% to $361.9 million in the 1999 quarter from $261.0 million in the comparable 1998 quarter. Expenses associated with the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan") increased by $40.0 million from the comparable 1998 quarter, reflecting higher pre-tax earnings in the 1999 quarter. Communications, depreciation and data processing expenses increased by approximately $22.5 million as a result of both increased usage and the upgrading of existing communication and computer systems. Electronic data processing ("EDP") professional fees increased by $10.1 million due to various technology initiatives, including the Year 2000 issue. EDP professional fees related to the Year 2000 issue increased $3.5 million to $5.1 million in the 1999 quarter.

The Company's effective tax rate increased to 37.2% in the 1999 quarter compared to 34.5% in the comparable 1998 quarter due to higher levels of earnings and a lower level of tax preference items in the 1999 quarter.

Six-Months Ended December 31, 1999
Compared to Six-Months Ended December 31, 1998

Net income for the six-months ended December 31, 1999 was $403.0 million, an increase of 101.5% from $200.0 million for the comparable 1998 period. Net revenues increased 40.3% to $2.5 billion in the 1999 period from $1.8 billion in the 1998 period. The increase was primarily attributable to increased principal transactions and investment banking revenues. Earnings per share were $2.58 for the 1999 period versus $1.16 for the comparable 1998 period. The 1998 period earnings per share amount reflects the adjustment for the 5% stock dividends declared by the Company in January 1999 and October 1999.

Commission revenues increased 6.2% in the 1999 period to $526.4 million from $495.5 million in the comparable 1998 period. This increase was primarily attributable to higher commissions earned in the clearance area due to significantly higher customer activity and increases in average daily volume in the 1999 period when compared to the 1998 period. The increase was also attributable to increased revenues from the institutional and private client services areas.

The Company's principal transaction revenues by reporting categories, including derivatives, are as follows:
                                        Six-Months Ended        Six-Months Ended
                                        December 31, 1999      December 31, 1998
                                       -------------------     -----------------

Fixed Income                                $473,599                $ 296,136
Equity                                       293,323                  212,790
Foreign Exchange & Other
  Derivative Financial Instruments           201,545                  107,125
                                            --------                 --------
                                            $968,467                 $616,051
                                            ========                 ========

Revenues from principal transactions increased 57.2% in the 1999 period to $968.5 million from $616.1 million in the comparable 1998 period. This increase reflects increased revenues derived from each of the Company's reporting categories. Revenues derived from fixed income activities increased as a result of increases in revenues in the high yield, mortgage-backed securities, emerging markets, and corporate bonds areas. The 1998 period reflects decreased activities due to the volatility experienced in the equity and fixed income markets and the widening of credit spreads during the quarter ended September 1998. These conditions led to the declines in revenues derived from several business areas including the high yield, emerging markets and corporate bonds areas. Revenues derived from both equity and fixed income derivatives increased due to strong market conditions and customer flow. Revenues derived from equity activities also increased in the 1999 period as a result of increases in revenues in the over-the-counter stock and arbitrage areas.

Investment banking revenues increased 87.7% to $535.7 million in the 1999 period from $285.4 million in the comparable 1998 period. The increase was principally attributable to higher equity underwriting revenues refelcting a strong domestic equity underwriting calendar and mergers and acquisitions revenues earned during the 1999 period compared to the weak levels and relative inactivity in the comparable 1998 period. Equity underwriting revenues increased 189.1%, due to a strong volume of technology-related IPOs. Revenues from merchant banking activities were also very strong, increasing six-fold due to gains realized from certain of the Company's investments.

Net interest and dividends increased 11.4% to $358.5 million in the 1999 period from $321.9 million in the comparable 1998 period. The increase was primarily attributable to increased levels of customer margin debt. Average customer margin debt increased to $45.6 billion in the 1999 period from $41.5 billion in the comparable 1998 period. Average customer shorts decreased to $58.9 billion in the 1999 period from $63.0 billion in the comparable 1998 period. Average free credit balances increased to $13.4 billion in the 1999 period from $12.8 billion in the comparable 1998 period.

Employee compensation and benefits increased 24.2% to $1,190.1 million in the 1999 period from $958.2 million in the comparable 1998 period. The increase in employee compensation and benefits was primarily attributable to an increase in incentive and discretionary bonus accruals related to increased net revenues and earnings in the 1999 period. Employee compensation and benefits, as a percentage of net revenues, decreased to 48.2% in the 1999 period from 54.4% in the comparable 1998 period primarily due to improved six-month net revenue performance.

All other expenses increased 27.7% to $642.0 million in the 1999 period from $502.7 million in the comparable 1998 period. CAP Plan expense increased by $48.5 million in the 1999 period from the comparable 1998 period, reflecting higher pre-tax earnings. Data processing, communications and depreciation increased $41.7 million or 25.9% as a result of both increased usage and the upgrading of existing communication and computer systems. EDP professional fees increased by $15.4 million due to various technology initiatives, including the Year 2000 issue. EDP professional fees related to the Year 2000 issue increased $5.5 million to $8.2 million in the 1999 period.

The Company's effective tax rate increased to 37.0% in the 1999 period compared to 33.5% in the comparable 1998 period due to higher levels of earnings and a lower level of tax preference items in the 1999 period.

Business Segments

The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Execution Services and Wealth Management. These segments are strategic business units analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Execution Services distribution network with the related revenues of such intersegment services allocated to the respective segments through transfer pricing.

The following  segment  operating  results exclude certain  corporate items. See
Note 8, footnote (a), of Notes to Consolidated Financial Statements.

Three-Months Ended December 31, 1999
Compared to Three-Months Ended December 31, 1998
--------------------------------------------------------------

                                   Capital Markets

   -----------------------------------------------------------------------------
                      Three-Months Ended         Three-Months Ended

    In thousands       December 31,1999           December 31,1998
   -----------------------------------------------------------------------------
    Net revenues           $ 756,211                  $ 511,580
    Pre-tax income           267,642                     95,916
   -----------------------------------------------------------------------------

Net revenues for Capital Markets approximated $756.2 million in the 1999 quarter, up 47.8% from $511.6 million in the comparable 1998 quarter. Pre-tax income for Capital Markets was $267.6 million in the 1999 quarter, up 179.0% from $95.9 million in the comparable 1998 quarter. Fixed income results in the 1999 quarter improved over the 1998 quarter due to improved results in the Company's distressed, derivatives, corporate bonds and emerging markets trading operations, which were partially offset by lower levels of customer activity across all asset classes. Fixed income results in the 1998 quarter were adversely impacted as a result of market volatility in the Far East and emerging market areas. Equity results improved as active markets and strong deal flow resulted in improved performances from equity derivatives and block trading. Investment banking revenues increased reflecting record levels of equity underwriting activity, as well as an increase in mergers and acquisitions activity.


                                   Execution Services

    ----------------------------------------------------------------------------
                      Three-Months Ended          Three-Months Ended

     In thousands      December 31,1999            December 31,1998
    ----------------------------------------------------------------------------
     Net revenues           $ 378,261                  $ 300,469
     Pre-tax income           134,893                    107,970
    ----------------------------------------------------------------------------

At December 31, 1999, the Company provided clearing, margin lending and securities borrowing to facilitate customer short sales to approximately 2,800 clearing clients worldwide. Such clients include approximately 2,400 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business. The Company processes trades in over 70 countries and accounts for approximately 10% of the average daily NYSE volume, and processed an average of in excess of 208,000 trades per day during the 1999 quarter versus approximately 159,000 trades per day in the comparable 1998 quarter.

Net revenues for Execution Services approximated $378.3 million in the 1999 quarter, up 25.9% from $300.5 million in the comparable 1998 quarter. Pre-tax income for Execution Services was $134.9 million in the 1999 quarter, up 24.9% from $108.0 million in the comparable 1998 quarter. Clearance revenues increased due to improved domestic and European institutional equity sales volume. Additionally, higher average margin balances and wider spreads on customer short balances resulted in higher net interest revenues during the 1999 quarter.

                                      Wealth Management

      --------------------------------------------------------------------------
                       Three-Months Ended           Three-Months Ended

       In thousands     December 31,1999             December 31,1998
      --------------------------------------------------------------------------
       Net revenues          $ 217,620                   $ 143,582
       Pre-tax income           56,749                      26,068
      --------------------------------------------------------------------------

PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in seven regional offices. PCS had approximately $42.0 billion in client assets at December 31, 1999, an increase of 17.8% compared to December 31, 1998.

The Asset Management area, through Bear Stearns Asset Management Inc. ("BSAM"), had approximately $13.1 billion in assets under management at December 31, 1999 which reflected a 29.7% increase over December 31, 1998. The largest components of the increase were attributable to mutual funds and alternative investments, including mortgage hedge funds and equity hedge funds. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

Net revenues for Wealth Management were $217.6 million in the 1999 quarter, up 51.6% from $143.6 million in the comparable 1998 quarter. Pre-tax income for Wealth Management was $56.7 million in the 1999 quarter, up 117.7% from $26.1 million in the comparable 1998 quarter. Growth in assets under management, active equity markets and strong customer volumes resulted in the increase in management and performance-based fees and commissions in the 1999 quarter.

Six-Months Ended December 31, 1999
Compared to Six-Months Ended December 31, 1998


                                        Capital Markets

       -------------------------------------------------------------------------
                         Six-Months Ended             Six-Months Ended

        In thousands    December 31, 1999            December 31, 1998
       -------------------------------------------------------------------------
        Net revenues       $ 1,308,295                    $ 780,632
        Pre-tax income         430,206                       32,710
       -------------------------------------------------------------------------

Net revenues for Capital Markets approximated $1,308.3 million in the 1999 period, up 67.6% from $780.6 million in the comparable 1998 period. Pre-tax income for Capital Markets was $430.2 million in the 1999 period compared to $32.7 million in the comparable 1998 period, an increase of 1,215.2%. Fixed income results improved in the 1999 period over the 1998 period due to performances from the Company's high yield, mortgage-backed, corporate bonds, emerging markets and derivatives trading operations, partially offset by decreases in government bond securities trading. Equity results improved as active markets and increased deal flow resulted in improved performances from equity derivatives, over-the-counter equities, and risk arbitrage. Investment banking revenues increased in the 1999 period due to strong equity underwriting revenues and increased mergers and acquisitions activity. In addition, merchant banking revenues increased significantly in the 1999 period due to gains realized from certain investments.

                                       Execution Services

         -----------------------------------------------------------------------
                          Six-Months Ended             Six-Months Ended

           In thousands   December 31, 1999           December 31, 1998
         -----------------------------------------------------------------------
           Net revenues        $ 694,876                   $ 598,110
           Pre-tax income        249,672                     232,523
         -----------------------------------------------------------------------

Net revenues for Execution Services approximated $694.9 million in the 1999 period, up 16.2% from $598.1 million in the comparable 1998 period. Pre-tax income for Execution Services was $249.7 million in the 1999 period, up 7.4% from $232.5 million in the comparable 1998 period. Results reflect improved domestic and European equity sales volume and increased levels of customer margin debt.

                                        Wealth Management

          ----------------------------------------------------------------------

                             Six-Months Ended         Six-Months Ended

            In thousands    December 31, 1999         December 31, 1998
          ----------------------------------------------------------------------
           Net revenues         $ 346,949                   $ 263,996
           Pre-tax income          75,324                      39,826
          ----------------------------------------------------------------------

Net revenues for Wealth Management were $346.9 million in the 1999 period, up 31.4% from $264.0 million in the comparable 1998 period. Pre-tax income for Wealth Management was $75.3 million in the 1999 period, up 89.1% from $39.8 million in the comparable 1998 period. Growth in assets under management, active equity markets and strong customer volumes resulted in the increase in management and performance-based fees and commissions in the 1999 period.

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

The Company's total assets at December 31, 1999 increased to $177.4 billion from $153.9 billion at June 30, 1999. The increase is primarily attributable to an increase in securities borrowed and receivables from customers.

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

Repurchase transactions, whereby the Company sells securities with an agreement to repurchase at a future date, represent the dominant component of secured short-term funding.

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer-term source of unsecured financing. During the six- months ended December 31, 1999, the Company received proceeds approximating $3.2 billion from the issuance of long-term debt which, net of retirements, served to increase long-term debt to $16.8 billion at December 31, 1999 from $14.6 billion at June 30, 1999.

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

The Company currently has in place a committed revolving-credit facility (the "facility") totaling $3.225 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC and certain affiliates. The facility also provides that the Company may borrow up to $1.6125 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 2000 with all loans outstanding at that date payable no later than October 2001.

Capital Resources

The Company conducts a substantial portion of all of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank Plc ("BSB"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

During the six-months ended December 31, 1999, the Company repurchased a total of 8,122,792 shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $320.1 million. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred and any additional amounts allocated to participants under the CAP Plan.

On October 28, 1999, the stockholders of the Company approved the Company's Stock Award Plan (the "Stock Award Plan"). The purpose of the Stock Award Plan is to secure for the Company and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's stock, by selected key employees of the Company who are important to the success and growth of the business.

Separately, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (the "Repurchase Program") to allow an additional amount up to $500 million. The Repurchase Program will be utilized primarily to acquire shares of Common Stock in order to mitigate the dilutive effect of the Company's Stock Award Plan. Repurchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Repurchase Program and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may repurchase under the Repurchase Program. Purchases under the Repurchase Program may be made periodically in fiscal year 2000 or beyond either in the open market or through privately negotiated transactions. During the six-months ended December 31, 1999, the Company repurchased, under the previous repurchase program authorization, a total of 3,366,960 shares of Common Stock through open market transactions in connection with the Stock Award Plan at a cost of approximately $128.0 million.

Cash Flows

Cash and cash equivalents decreased by $1.3 billion during the six-months ended December 31, 1999. Cash used in operating activities during the six-months ended December 31, 1999 was $6.8 billion, primarily due to increases in securities borrowed and customer receivables, partially offset by an increase in securities sold under agreements to repurchase. Financing activities provided cash of $5.5 billion, primarily derived from proceeds of the issuance of short-term borrowings and proceeds from the issuance of long-term borrowings, partially offset by payments for the retirement of long-term borrowings. Cash used in investing activities of $52.3 million was primarily attributable to purchases of property, equipment and leasehold improvements, offset by net sales of investment securities and other assets.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, the NYSE, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At December 31, 1999 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and High Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans, and have not historically required significant levels of capital investment. At December 31, 1999, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material to the Company's consolidated financial position.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield investments"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At December 31, 1999 the Company held high yield instruments of $1.4 billion owned and $0.3 billion sold short, as compared to $1.4 billion owned and $0.2 billion sold short as of June 30, 1999.

These investments generally involve greater risk than investment-grade debt securities due to credit considerations, illiquidity of secondary trading markets, and increased vulnerability to general economic conditions.

The level of the Company's high yield investment inventories, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations. The Company's Risk Committee monitors exposure to market and credit risk with respect to high yield investment inventories and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group.

Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through December 31, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $77.0 million of which approximately $11.0 million in hardware and software costs have been capitalized. The total remaining Year 2000 project cost is estimated at approximately $1.0 million.

Nothing has come to the Company's attention which would cause it to believe that its Year 2000 compliance effort was not successful. While the Company will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal business activities by their nature engender significant market and credit risks. In addition, the Company is also subject to operating risk and funding risk. Managing these risks is critical to the success and stability of the Company. As a result, comprehensive risk management policies and procedures have been established to identify, control and monitor each of these major risks. Additionally, the Company's diverse portfolio of business activities helps to reduce the impact that volatility in any particular market may have on its net revenues.

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and futures prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk-sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. For a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk, and equity price risk, and a discussion of how those exposures are managed, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Value at Risk

The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models, which seek to predict risk of loss based on historical price and volatility patterns. The output of such statistical models is commonly referred to as value at risk. Value at risk is used to describe a probabilistic approach to measuring the exposure to market risk. This approach utilizes statistical concepts to estimate the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation utilizes the standard deviation of historical changes in value (i.e., volatility) of the market risk sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

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

For purposes of Securities and Exchange Commission disclosure requirements, the Company has performed an entity-wide value at risk analysis of virtually all of the Company's financial assets and liabilities, including all reported financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The value at risk related to non-trading financial instruments has been included in this analysis and not reported separately because the amounts were not material. The calculation is based on a methodology, which uses a one-day interval and a 95% confidence level. Interest rate and foreign exchange rate risk use a "Monte Carlo" value at risk approach. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors that describe possible curve movements. These were generated from principal component analysis. In addition, volatility and spread risk factors were used, where appropriate. Intercountry correlations were also used. Equity price risk was measured using a combination of historical and Monte Carlo value at risk approaches. Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty. Parameter estimates, such as volatilities and correlations, were based on daily tests through December 31, 1999. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                         December 31,               June 30,
in millions                                  1999                     1999
-----------                              -----------                --------
MARKET RISK
         Interest                         $   7.7                    $  9.3
         Currency                             1.1                       1.3
         Equity                              14.4                      11.3
         Diversification benefit             (6.8)                     (7.2)
                                          --------                   -------
            Total                         $  16.4                    $ 14.7
                                          ========                   =======


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

Part II - Other Information

Item 1.  Legal Proceedings

Alpha  Group  Consultants,   et  al.  v.  Weintraub,   et  al./In  re  Weintraub
Entertainment Group Litigation

As previously reported in the Company's Report on Form 10-K for the fiscal year ending June 30, 1999 ("1999 Form 10-K"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of California.

On November 17, 1999, the parties agreed, subject to final court approval, to settle this action. On January 12, 2000, the court granted preliminary approval to the parties' proposed settlement.

A.R. Baron & Company, Inc.

As previously reported in the Company's Report 1999 Form 10-K, Bear Stearns is a defendant in litigation pending in the Supreme Court of the State of New York, County of New York.

On November 30, 1999, the Supreme Court of the State of New York, Appellate Division, affirmed the lower court order dismissing the complaint in the Schwarz action.

Goldberger v. Bear, Stearns & Co. Inc./Bier, et al. v. Bear, Stearns & Co. Inc.

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 22, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

Crescent Porter Hale Foundation, et al. v. Bob K. Pryt, et al.

As previously reported in the Company's 1999 Form 10-K and Report on Form 10-Q for the quarter ended September 24, 1999 ("Fiscal First Quarter 2000 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the Superior Court of the State of California, San Francisco County.

On December 9, 1999, the court approved the settlement of this action.

In re Granite Partners, L.P., Granite Corporation and Quartz Hedge Fund

As previously reported in the Company's 1999 Form 10-K and Fiscal First Quarter 2000 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On November 18, 1999, the court approved the settlement of the Primavera, ABF Capital, Montpellier, Johnston, Bambou, AIG and Litigation Advisory Board actions.


McKesson HBOC, Inc.

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a defendant in litigation pending in the Chancery Court of the State of Delaware, New Castle County, the Superior Court of the State of California, San Francisco County, and the United States District Court for the Northern District of California.

On January 20, 2000, plaintiffs voluntarily dismissed the Kelly Action without prejudice.


Sterling Foster & Co., Inc.

As previously reported in the Company's 1999 Form 10-K and Fiscal First Quarter 2000 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Eastern District of New York.

On January 22, 2000, the court granted defendants' motion to dismiss the complaint in the Greenberg action.


In re Stewart Enterprises, Inc. Securities Litigation.

Beginning on August 25, 1999, a series of purported class actions were commenced in the United States District Court for the Eastern District of Louisiana, later consolidated under the above caption. On December 13, 1999, a consolidated amended class action complaint was filed. Named as defendants are Stewart Enterprises, Inc. ("Stewart"), three officers of Stewart, Bear Stearns, Merrill Lynch & Co. and Johnson Rice & Company L.L.C. The complaint alleges, among other things, that the defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933 in connection with certain allegedly false and misleading statements regarding Stewart's business prospects contained in a prospectus for a public offering of Stewart common stock. Plaintiffs purport to represent a class of all persons who purchased Stewart stock pursuant to the offering. Plaintiffs seek compensatory damages in an unspecified amount.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.


The Company also is involved from time to time in investigations and proceedings by governmental, regulatory and self-regulatory agencies.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on October 28, 1999 (the "Annual Meeting"), the stockholders of the Company approved amendments to the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan Amendments"), an amendment to the Performance Compensation Plan (the "Performance Compensation Plan Amendment"), and the adoption of the Stock Award Plan. In addition, at the Annual Meeting the stockholders of the Company elected eleven directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the CAP Plan Amendments, the Performance Compensation Plan Amendment and the adoption of the Stock Award Plan, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the CAP Plan Amendments, the Performance Compensation Plan Amendment and the adoption of the Stock Award Plan, set forth below is information on the results of the votes cast at the Annual Meeting.
                                                                        Broker
                                  For       Against    Abstained      Non-Votes
CAP Plan Amendments          101,165,196   4,203,978    397,699            1
Performance Compensation
     Plan Amendment          101,398,767   3,991,686    376,419            2
Adoption of Stock Award Plan  69,446,597  19,548,372    384,151   16,387,754

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

         Nominees                         For                  Withheld
 ------------------------          -----------------      -------------------

   James E. Cayne                      102,468,914            3,297,960
   Carl D. Glickman                    102,674,060            3,092,814
   Alan C. Greenberg                   102,425,686            3,341,188
   Donald J. Harrington                102,714,497            3,052,377
   William L. Mack                     102,443,201            3,323,673
   Frank T. Nickell                     85,566,361           20,200,513
   Frederic V. Salerno                 102,599,923            3,166,951
   Alan D. Schwartz                    102,434,858            3,332,016
   Warren J. Spector                   102,435,860            3,331,014
   Vincent Tese                         82,935,666           22,831,208
   Fred Wilpon                         102,429,750            3,337,124

Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits


   (10) (a) (4) Capital  Accumulation Plan for Senior Managing  Directors, as
                amended and restated as of October 28, 1999

   (10) (a) (5) Performance Compensation Plan, as amended and restated as of
                October 28, 1999

   (10) (a) (6) Stock Award Plan, as amended and restated as of January 11, 2000

           (11) Statement Re Computation of Per Share Earnings

           (12) Statement Re Computation of Ratio of Earnings to Fixed Charges

           (27) Financial Data Schedule

    (b)  Reports on Form 8-K

            During the quarter, the Company filed the following Current Reports on Form 8-K.

                    (i) A Current Report on Form 8-K dated October 13, 1999 and filed on October 14, 1999, pertaining to the Company's results of operations for the quarter ended September 24, 1999.

                    (ii) A Current Report on Form 8-K dated October 29, 1999 and filed on November 3, 1999, announcing its declaration of quarterly cash dividends and a 5% stock dividend on its outstanding shares of common stock.

                    (iii) A Current Report on Form 8-K dated December 1, 1999 and filed on December 7, 1999, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of 7.625% of Global Notes due 2009 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Bear Stearns Companies Inc.
                                                     (Registrant)




Date:  February 14, 2000                    By:  /s/ Marshall J Levinson
                                                 -----------------------
                                                 Marshall J Levinson
                                                 Controller
                                                (Principal Accounting Officer)


                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  Exhibit Index

Exhibit No.                         Description                                  Page

  (10) (a) (4)  Capital Accumulation Plan for Senior Managing Directors,
                            as amended and restated as of October 28, 1999        41

  (10) (a) (5)  Performance Compensation Plan, as amended and restated
                           as of October 28, 1999                                 78

  (10) (a) (6)  Stock Award Plan, as amended and restated as of
                           January 11, 2000                                       83

  (11)          Statement Re Computation of Per Share Earnings                    93

  (12)          Statement Re Computation of Earnings to Fixed Charges             94

  (27)          Financial Data Schedule                                           95

