Form 10-Q/A
period 1999-12-31
BEAR STEARNS COMPANIES INC
filed 2000-02-17
CIK 777001

4

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

                          Commission File Number 1-8989


                         THE BEAR STEARNS COMPANIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                           13-3286161
----------------------------------           ----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
     incorporation or organization)



                    245 Park Avenue, New York, New York 10167
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                  (212)272-2000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



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

 Explanatory Note

      This amended Quarterly Report on Form 10-Q corrects a typographical error in the second to last sentence of Note 9 of The Bear Stearns Companies Inc. Notes To Consolidated Financial Statements (Unaudited).

9.    STOCK AWARD PLAN

      On October 28, 1999, the stockholders of the Company approved the Company's Stock Award Plan (the "Stock Award Plan"). The purpose of the Stock Award Plan is to secure for the Company and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's stock, by selected key employees of the Company who are important to the success and growth of the business. Pursuant to the Stock Award Plan, such employees may be offered the opportunity to acquire common stock through the grant of options and stock appreciation rights in tandem with such options. In January 2000, the Company granted 3,886,334 options under such plan, at fair market value on date of grant. These options vest after three years and have a ten-year expiration.

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


                              The Bear Stearns Companies Inc.
                              -------------------------------
                                    (Registrant)





Date:  February 16, 2000            By:  /s/  Marshall J Levinson
                                         ----------------------------
                                         Marshall J Levinson
                                         Controller
                                         (Principal Accounting Officer)