Form 10-Q
period 1999-11-26
BEAR STEARNS COMPANIES INC
filed 2000-03-03
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[ ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended _________________


[X] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from July 1, 1999 to November 26, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 1, 2000, the latest practicable date, there were 112,333,634 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition at November 26, 1999 (Unaudited) and June 30, 1999

                  Consolidated   Statements  of  Income   (Unaudited)   for  the
                  five-month  periods  ended  November 26, 1999 and November 27,
                  1998

                  Consolidated Statements of Cash Flows (Unaudited) for the five-month periods ended November 26, 1999 and November 27, 1998

                  Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  Signature


                                           THE BEAR STEARNS COMPANIES INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                       Assets

                                                                        November 26,                   June 30,
                                                                            1999                         1999
                                                                    --------------------         ---------------------
                                                                        (Unaudited)
                                                                                      (In thousands)
Cash and cash equivalents                                                 $   1,570,483                 $   2,129,080
Cash and securities deposited with clearing organizations
     or segregated in compliance with federal regulations                     1,188,788                     2,891,397
Securities purchased under agreements to resell                              35,999,998                    32,996,226
Receivable for securities provided as collateral                              2,571,404                     1,735,293
Securities borrowed                                                          60,429,297                    54,173,726
Receivables:
     Customers                                                               16,839,040                    14,510,628
     Brokers, dealers and others                                                542,038                     1,452,590
     Interest and dividends                                                     422,402                       366,110
Financial instruments owned, at fair value                                   40,764,802                    41,942,878
Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization                           504,040                       486,735
Other assets                                                                  1,205,670                     1,209,677
                                                                       ----------------              ----------------
Total  Assets                                                             $ 162,037,962                 $ 153,894,340
                                                                       ================              ================

See Notes to Consolidated Financial Statements.




                                           THE BEAR STEARNS COMPANIES INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        Liabilities and Stockholders' Equity


                                                                         November 26,                     June 30,
                                                                             1999                           1999
                                                                    --------------------         ---------------------
                                                                          (Unaudited)
                                                                            (In thousands, except share data)
Short-term borrowings                                                      $ 13,424,201                  $ 14,145,410
Securities sold under agreements
     to repurchase                                                           53,323,109                    50,673,644
Obligation to return securities received as
     collateral                                                               3,999,229                     1,944,286
Payables:
     Customers                                                               42,843,757                    40,822,913
     Brokers, dealers and others                                              5,596,577                     2,195,691
     Interest and dividends                                                     532,023                       542,478
Financial instruments sold, but not
     yet purchased, at fair value                                            19,704,921                    21,506,372
Accrued employee compensation and benefits                                      733,241                     1,306,357
Other liabilities and accrued expenses                                          527,565                       654,588
                                                                    --------------------         ---------------------
                                                                            140,684,623                   133,791,739
                                                                    --------------------         ---------------------
Commitments and contingencies

Long-term borrowings                                                         15,911,392                    14,647,092
                                                                    --------------------         ---------------------
Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                                                  500,000                       500,000
                                                                    --------------------         ---------------------
Stockholders' Equity
     Preferred Stock                                                            800,000                       800,000
     Common Stock, $1.00 par value;
           200,000,000 shares authorized;
           184,805,848 and 176,011,113 shares issued at
           November 26, 1999 and June 30, 1999, respectively                    184,806                       176,011
     Paid-in capital                                                          2,509,801                     2,269,927
     Retained earnings                                                        1,916,516                     1,931,957
     Capital Accumulation Plan                                                1,179,101                     1,144,329
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
           Stock, Series A - 2,520,750 shares                                  (103,421)                     (103,421)
        Common Stock - 66,367,276 shares and 56,333,508
           shares at November 26, 1999 and
           June 30, 1999, respectively                                       (1,544,856)                   (1,263,294)
                                                                    --------------------         ---------------------
Total Stockholders' Equity                                                    4,941,947                     4,955,509
                                                                    --------------------         ---------------------
Total Liabilities and Stockholders' Equity                                $ 162,037,962                 $ 153,894,340
                                                                    ====================         =====================

See Notes to Consolidated Financial Statements.



                         THE BEAR STEARNS COMPANIES INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                    Five-Months Ended
                                                          -------------------------------------
                                                             November 26,        November 27,
                                                                1999                 1998
                                                          ----------------   ------------------
                                                            (In thousands, except share data)
Revenues
    Commissions                                                 $ 419,619            $ 411,204
    Principal transactions                                        745,679              397,045
    Investment banking                                            434,410              217,711
    Interest and dividends                                      1,810,598            1,916,799
    Other income                                                   59,984               32,422
                                                          ----------------   ------------------
       Total Revenues                                           3,470,290            2,975,181
    Interest expense                                            1,531,787            1,650,885
                                                          ----------------   ------------------
       Revenues, net of interest expense                        1,938,503            1,324,296
                                                          ----------------   ------------------

Non-interest expenses
    Employee compensation and benefits                            973,990              732,884
    Floor brokerage, exchange
      and clearance fees                                           63,088               71,335
    Communications                                                 65,445               57,440
    Depreciation and amortization                                  62,714               54,281
    Occupancy                                                      45,414               43,372
    Advertising and market development                             39,927               38,234
    Data processing and equipment                                  39,709               19,683
    Other expenses                                                194,624              117,339
                                                          ----------------   ------------------
       Total non-interest expenses                              1,484,911            1,134,568
                                                          ----------------   ------------------
    Income before provision for
      income taxes                                                453,592              189,728
    Provision for income taxes                                    167,778               59,460
                                                          ----------------   ------------------
    Net income                                                  $ 285,814            $ 130,268
                                                          ================   ==================
    Net income applicable to
      common shares                                             $ 269,517            $ 113,654
                                                          ================   ==================
    Earnings per share (1)                                      $    1.78            $    0.73
                                                          ================   ==================
    Weighted average common and
      common equivalent shares
      outstanding  (1)                                        165,584,457          167,240,877
                                                          ================   ==================
    Cash dividends declared
      per common share (1)                                      $    0.29            $    0.27
                                                          ================   ==================

(1) Reflects all stock dividends declared through October 29, 1999.

See Notes to Consolidated Financial Statements.




                                              THE BEAR STEARNS COMPANIES INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                        Five-Months Ended
                                                                          ---------------------------------------------
                                                                             November 26,              November 27,
                                                                                 1999                      1998
                                                                          ---------------------      ------------------
                                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 285,814               $ 130,268
Adjustments to reconcile net income to cash provided by (used in)
    operating activities:
       Depreciation and amortization                                               62,714                  54,281
       Deferred income taxes                                                      (54,023)                (82,008)
       Other                                                                       22,506                  26,179
Decreases (increases) in operating assets:
       Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                      1,702,609              (1,745,518)
       Securities purchased under agreements to resell                         (3,003,772)             (6,881,984)
       Securities borrowed                                                     (6,255,571)             (4,003,150)
       Receivables:
         Customers                                                             (2,328,412)              3,446,752
         Brokers, dealers and others                                              910,552                 195,373
       Financial instruments owned                                              2,396,908                (849,513)
       Other assets                                                               (37,188)                396,947
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase                           2,649,465              16,621,746
       Payables:
         Customers                                                              2,020,844               4,140,575
         Brokers, dealers and others                                            3,394,914              (2,800,058)
       Financial instruments sold, but not yet purchased                       (1,801,451)             (3,567,784)
       Accrued employee compensation and benefits                                (618,866)               (742,307)
       Other liabilities and accrued expenses                                    (141,618)                499,260
                                                                          ---------------------      -----------------
Cash (used in) provided by operating activities                                  (794,575)              4,839,059
                                                                          ---------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on short-term borrowings                                            (721,209)             (2,689,879)
Net proceeds from issuance of long-term borrowings                              1,942,107               1,481,606
Capital Accumulation Plan                                                          70,406                 153,785
Tax benefit of Common Stock distributions                                           2,568                   1,053
Payments for:
   Retirement of long-term borrowings                                            (681,751)             (1,042,180)
   Treasury stock purchases                                                      (311,289)               (209,057)
Cash dividends paid                                                               (54,548)                (53,691)
                                                                           ---------------------      -----------------
Cash provided by (used in) financing activities                                   246,284              (2,358,363)
                                                                           ---------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                                   (80,019)                (69,206)
Purchases of investment securities and other assets                               (24,546)                (19,870)
Proceeds from sales of investment securities and other assets                      94,259                  30,459
                                                                           ---------------------      -----------------
Cash used in investing activities                                                 (10,306)                (58,617)
                                                                           ---------------------      -----------------
Net (decrease) increase in cash and cash equivalents                             (558,597)              2,422,079
Cash and cash equivalents, beginning of period                                  2,129,080               1,073,821
                                                                           ---------------------      -----------------
Cash and cash equivalents, end of period                                      $ 1,570,483             $ 3,495,900
                                                                           =====================      =================

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

See Notes to Consolidated Financial Statements.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Board of Directors declared a 5% stock dividend on the Company's Common Stock in January 1999 and October 1999. Earnings per share data for all periods included in the consolidated financial statements reflect such 5% stock dividends.

    On January 18, 2000, the Company's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999, as announced in its Form 8-K filed on January 21, 2000. The five-month period ended November 26, 1999 is the Company's "Transition Period". This Transition Report on Form 10-Q presents the results of the Company's operations for the five-month periods ended November 26, 1999 and November 27, 1998.

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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                 November 26,               June 30,
In thousands                                                        1999                      1999
-----------------------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                $   7,662,482             $  8,211,944
       Other sovereign governments                                 2,785,025                2,742,486
       Corporate equity and convertible debt                       9,421,251               14,578,501
       Corporate debt                                              4,835,056                4,972,621
       Derivative financial instruments                            4,734,149                3,035,278
       Mortgages and other mortgage-backed securities             10,911,528                7,869,884
       Other                                                         415,311                  532,164
                                                               -------------             ------------
                                                               $  40,764,802             $ 41,942,878
                                                               =============             ============
   Financial instruments sold, but not yet purchased:
       US government and agency                                $   4,074,379             $  5,250,633
       Other sovereign governments                                 2,116,448                2,639,952
       Corporate equity                                            7,665,516                6,134,317
       Corporate debt                                              1,228,338                1,707,998
       Derivative financial instruments                            4,599,592                5,687,296
       Other                                                          20,648                   86,176
                                                               -------------             ------------
                                                               $  19,704,921             $ 21,506,372
                                                               =============             ============



3.  COMMITMENTS AND CONTINGENCIES

    At November 26, 1999, the Company was contingently liable for unsecured letters of credit of approximately $1.9 billion and letters of credit secured by financial instruments of approximately $23.9 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges. The Company had various other commitments aggregating $1.1 billion at November 26, 1999.

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At November 26, 1999, Bear Stearns' net capital, as defined, of $1.84 billion exceeded the minimum requirement by $1.80 billion.

    Bear, Stearns International Limited ("BSIL") and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, which are indirectly wholly owned by the Company, are subject to regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986.

    Bear Stearns Bank plc ("BSB"), which is indirectly wholly owned by the Company, is incorporated in Dublin and is subject to the regulatory capital requirements of the Central Bank of Ireland.

    At November 26, 1999, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

5.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period presented. Common shares include the assumed distribution of shares of common stock issued or issuable under certain employee benefit plans, including certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the five-months ended November 26, 1999 and November 27, 1998. Income taxes paid totaled $57.8 million and $17.9 million for the five-months ended November 26, 1999 and November 27, 1998, respectively.

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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's  outstanding  derivative financial  instruments as of November 26,
    1999 and June 30, 1999:

                                                                    November 26,         June 30,
    In billions                                                         1999               1999
    ----------------------------------------------------------------------------------------------
    Interest Rate:
       Swap agreements, including options, swaptions,
            caps, collars, and floors                                   $371.4            $339.1
       Futures contracts                                                  47.3              52.5
       Options held                                                       43.8              24.0
       Options written                                                    18.4               3.9

    Foreign Exchange:
       Futures contracts                                                  39.9              19.3
       Forward contracts                                                  10.0              15.6
       Options held                                                        5.5               2.6
       Options written                                                     4.1               3.1

    Mortgage-Backed Securities:
       Forward Contracts                                                  51.9              63.4

    Equity:
        Swap agreements                                                   15.1              11.9
        Futures contracts                                                  2.1               0.8
        Options held                                                       6.5               7.5
        Options written                                                    6.3               7.3



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

    The fair values of derivative financial instruments held or issued for trading and hedging purposes as of November 26, 1999 and June 30, 1999, were as follows:

                                              November 26,                       June 30,
                                                 1999                              1999
                                      ---------------------------------------------------------------
    In millions                            Assets       Liabilities       Assets       Liabilities
    -------------------------------------------------------------------------------------------------
    Swap agreements                        $3,016          $2,952         $1,375         $2,290
    Futures and forward
       Contracts                              264             158            278            259
    Options held                            1,454                          1,397
    Options written                                         1,490                         3,164

    The average monthly fair values of the derivative financial instruments for the five-months ended November 26, 1999 and the fiscal year ended June 30, 1999 were as follows:

                                               November 26,                      June 30,
                                                  1999                             1999
                                    -----------------------------------------------------------------
    In millions                             Assets     Liabilities        Assets       Liabilities
    -------------------------------------------------------------------------------------------------
    Swap agreements                        $2,421         $2,625          $2,227         $2,317
    Futures and forward
       Contracts                              244            287             334            368
    Options held                            1,178                          1,154
    Options written                                        1,577                          3,156

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

     The following table summarizes the credit quality of the Company's over-the-counter derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $1.7 billion of collateral as of November 26, 1999 and June 30, 1999:


                                                      November 26,     June 30,
                      In millions                        1999            1999
                      --------------------------------------------------------
                         RATING(1)                   NET REPLACEMENT COST
                           AAA                         $ 192.2         $ 140.0
                           AA                            597.1           627.1
                           A                             600.7           303.4
                           BBB                            79.8            56.6
                           BB and Lower                   56.9            39.7
                           Non-rated                       0.0             3.4

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

     The Capital Markets segment is comprised of Equities, Fixed Income and Investment Banking areas. Equities combines the efforts of sales, trading

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


8.   SEGMENT DATA (continued)

     and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities and foreign exchange and derivatives. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking.

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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


8.  SEGMENT DATA (continued)

   For the five-months ended November 26, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)       Segment Assets
----------------------------------- ---------------------- -------------------------- ---------------------

   Capital Markets                        $ 1,017,482             $   322,155              $ 105,441,874

   Execution Services                         566,995                 210,704                 54,401,790

   Wealth Management                          269,028                  52,340                  2,982,637

   Other (a)                                   84,998                (131,607)                  (788,339)

-----------------------------------------------------------------------------------------------------------
   Total                                  $ 1,938,503              $  453,592              $ 162,037,962
===========================================================================================================

   For the five-months ended November 27, 1998:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)       Segment Assets
----------------------------------- ---------------------- -------------------------- ---------------------
   Capital Markets                        $   519,661              $   (49,539)             $ 111,856,697

   Execution Services                         499,857                  203,635                 49,881,166

   Wealth Management                          212,144                   31,247                  3,191,443

   Other (a)                                   92,634                    4,385                    909,557

-----------------------------------------------------------------------------------------------------------
   Total                                  $ 1,324,296              $   189,728              $ 165,838,863
===========================================================================================================


(a)  Other  is  comprised  of  consolidation/elimination   entries,  unallocated
     revenues (predominantly interest) and corporate  administrative  functions, including  costs  related  to the  Capital  Accumulation  Plan  for  Senior
     Managing  Directors  (the "CAP  Plan")  which were $45.8  million and $14.0 million for the five-months  ended November 26, 1999 and November 27, 1998, respectively.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


9.   STOCK AWARD PLAN

     On October 28, 1999, the stockholders of the Company approved the Company's Stock Award Plan (the "Stock Award Plan"). The purpose of the Stock Award Plan is to secure for the Company and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's stock, by selected key employees of the Company who are important to the success and growth of the business. Pursuant to the Stock Award Plan, such employees may be offered the opportunity to acquire common stock through the grant of options and stock appreciation rights in tandem with such options. In January 2000, the Company granted 3,886,334 options under such plan. The stock options were issued with an exercise price equal to the market price of the common stock on the date of the grant. These options vest after three years and have a ten-year expiration.

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

Business Environment

The business environment during the Company's five-month period ended November 26, 1999 was characterized by strong US economic growth and low inflation, which resulted in robust domestic equity markets and growth in both New York Stock Exchange ("NYSE") and NASDAQ trading volume. In an effort to slow the nation's economic growth and mitigate the risk of rising inflationary pressures, the Federal Reserve raised the Federal Funds rate twice during the period by a total of 50 basis points. For the five-months ended November 26, 1999, the Dow Jones Industrial Average, Standard and Poor's 500 Index and NASDAQ Composite Index increased 0.2%, 3.2% and 28.4%, respectively. These factors contributed to strong equity underwriting and mergers and acquisitions activities. The fixed income markets improved over the comparable prior year period, which had reflected the impact of difficult market conditions in the Far East and emerging markets. However, the fixed income markets in the 1999 period were characterized by rising interest rates and reduced trading volume predominantly as a result of uncertainty surrounding the Year 2000 , which led to lower investor and issuer activity.

The first three months of the 1998 period were marked by extreme fixed income market volatility attributed to economic turmoil in the Far East and emerging markets nations and the default by Russia on its debt obligations, which triggered the flight to quality by investors who sought safer, less risky investments. This caused yield spreads between US Treasury securities and lower-rated issues to widen dramatically and resulted in a decline in liquidity in the global markets. As a result, the Federal Reserve reduced the Federal Funds rate on three occasions during the months of September, October and November. The reduction in the Federal Funds rate by a total of 75 basis points, coupled with the US economy's resilience, resulted in the recovery of US financial markets in October 1998 and November 1998. Credit spreads tightened, which led to improved, but still weak, conditions in both the primary and secondary domestic fixed income markets. Rising domestic equity markets during October 1998 and November 1998 reflected strong investor interest in the internet and technology sectors.

Results of Operations

Five-Months Ended November 26, 1999
Compared to Five-Months Ended November 27, 1998

On January 18, 2000, the Company's Board of Directors approved a change in the Company's fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999. The discussion that follows compares the results of operations for the five-months ended November 26, 1999 to the five-months ended November 27, 1998.

Net income for the five-months ended November 26, 1999 was $285.8 million, an increase of 119.4% from $130.3 million for the comparable 1998 period. Net revenues increased 46.4% to $1.9 billion in the 1999 period from $1.3 billion in the 1998 period. The increase was primarily attributable to increased principal transactions and investment banking revenues, as further discussed below. Earnings per share were $1.78 for the 1999 period versus $0.73 for the comparable 1998 period. Earnings per share amounts for all periods reflect the adjustment for stock dividends declared by the Company in January 1999 and October 1999.

Commission revenues increased 2.0% in the 1999 period to $419.6 million from $411.2 million in the comparable 1998 period. This increase was primarily attributable to higher commissions earned in the clearance area due to higher customer activity and increases in average daily volume in the 1999 period when compared to the 1998 period. The increase was also attributable to increased revenues from the institutional area, partially offset by a decrease in futures commissions in the 1999 period when compared to the 1998 period.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                                    Five-Months Ended         Five-Months Ended
                                    November 26, 1999         November 27, 1998
                                    -----------------         -----------------

Fixed Income                              $366,359                 $171,245
Equity                                     223,266                  151,036
Foreign Exchange & Other
    Derivative Financial Instruments       156,054                   74,764
                                           -------                 --------
                                          $745,679                 $397,045
                                          ========                 ========

Revenues from principal transactions increased 87.8% in the 1999 period to $745.7 million from $397.0 million in the comparable 1998 period. This increase reflects increased revenues derived from each of the Company's reporting categories. Revenues derived from fixed income activities increased as a result of increases in revenues in the high yield, mortgage-backed securities, corporate bonds and emerging markets areas. The 1998 period reflects decreased activities due to the volatility experienced in the equity and fixed income markets and the widening of credit spreads during the early months of the period. These conditions led to the declines in revenues derived from several business areas including the high yield, emerging markets and corporate bonds areas. Revenues derived from both equity and fixed income derivatives increased due to strong market conditions and customer flow. Revenues derived from equity activities also increased in the 1999 period as a result of increases in revenues in the arbitrage and over-the-counter stock areas.

Investment banking revenues increased 99.5% to $434.4 million in the 1999 period from $217.7 million in the comparable 1998 period. The increase is principally attributable to higher equity underwriting revenues reflecting a strong domestic equity underwriting calendar and mergers and acquisitions revenues earned during the 1999 period compared to the weak levels and relative inactivity in the comparable 1998 period. Equity underwriting revenues increased 279.3%, due to a strong volume of technology-related IPOs. Revenues from merchant banking activities also increased reflecting gains realized from certain of the Company's investments.

Net interest and dividends increased 4.9% to $278.8 million in the 1999 period from $265.9 million in the comparable 1998 period. The increase was primarily attributable to increased levels of customer margin debt. The increase in net interest profit was partially offset by generally higher funding costs incurred by the Company as debt maturities were extended into the Year 2000. Customer margin debt at November 26, 1999 approximated $48.4 billion compared to $39.1 billion at November 27, 1998. Average customer margin debt increased to $51.4 billion in the 1999 period from $40.2 billion in the comparable 1998 period. Average customer shorts decreased to $57.6 billion in the 1999 period from $62.9 billion in the comparable 1998 period. Average free credit balances increased to $13.3 billion in the 1999 period from $10.8 billion in the comparable 1998 period.

Employee compensation and benefits increased 32.9% to $974.0 million in the 1999 period from $732.9 million in the comparable 1998 period. The increase in employee compensation and benefits was primarily attributable to an increase in incentive and discretionary bonus accruals related to increased net revenues and earnings in the 1999 period as well as an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, decreased to 50.2% in the 1999 period from 55.3% in the comparable 1998 period primarily due to improved five-month net revenue performance.

All other expenses increased 27.2% to $510.9 million in the 1999 period from $401.7 million in the comparable 1998 period. CAP Plan expense increased by $31.8 million in the 1999 period from the comparable 1998 period, reflecting higher pre-tax earnings. Data processing, communications and depreciation increased $36.5 million or 27.7% as a result of both increased usage and the upgrading of existing communication and computer systems. EDP professional fees increased by $11.8 million in the 1999 period due to various technology initiatives, including the Year 2000 issue, which accounted for $5.0 million of the increase in the 1999 period.

The Company's effective tax rate increased to 37.0% in the 1999 period compared to 31.3% in the comparable 1998 period due to higher levels of earnings and a lower level of tax preference items in the 1999 period.

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

Five-Months Ended November 26, 1999
Compared to Five-Months Ended November 27, 1998
-------------------------------------------------------------

                                 Capital Markets

--------------------------------------------------------------------------------
                         Five-Months Ended            Five-Months Ended
 In thousands            November 26, 1999            November 27, 1998
--------------------------------------------------------------------------------
 Net revenues                $ 1,017,482                  $ 519,661
 Pre-tax income (loss)           322,155                    (49,539)

--------------------------------------------------------------------------------

Net revenues for Capital Markets approximated $1.0 billion in the 1999 period, up 95.8% from $519.7 million in the comparable 1998 period. Pre-tax income for Capital Markets was $322.2 million in the 1999 period, up from a loss of $49.5 million in the comparable 1998 period. Fixed income results in the 1999 period improved over the 1998 period due to improved results in the Company's high yield, derivatives, mortgage-backed securities and corporate bonds operations. Fixed income results in the 1998 period were adversely impacted as a result of market volatility resulting from the dislocation in the emerging markets areas. The default by Russia in its sovereign debt resulted in dramatic spread widening across the various fixed income asset classes and dramatically reduced levels of customer activity. Equity results improved in the 1999 period as active markets and strong deal flow resulted in improved performances from equity derivatives, risk arbitrage and block trading. Investment banking revenues increased sharply in the 1999 period reflecting strong levels of equity underwriting activity, as well as increases in merchant banking and mergers and acquisitions activities. Investment banking revenues in the 1998 period were significantly lower than the 1999 period reflecting the weakness in the fixed income and equity markets during the period which resulted in a substantial decline in new issue and mergers and acquisitions activity.


                               Execution Services

--------------------------------------------------------------------------------
                           Five-Months Ended             Five-Months Ended
 In thousands              November 26, 1999             November 27, 1998
--------------------------------------------------------------------------------
 Net revenues                  $ 566,995                     $ 499,857
 Pre-tax income                  210,704                       203,635
--------------------------------------------------------------------------------


At November 26, 1999, the Company provided clearing, margin lending and securities borrowing to facilitate customer short sales to approximately 2,800 clearing clients worldwide. Such clients include approximately 2,400 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business. The Company processes trades in over 70 countries and accounts for approximately 10% of the average daily NYSE volume, and processed an average of in excess of 192,000 trades per day during the 1999 period versus approximately 160,000 trades per day in the comparable 1998 period.

Net revenues for Execution Services approximated $567.0 million in the 1999 period, up 13.4% from $499.9 million in the comparable 1998 period. Pre-tax income for Execution Services was $210.7 million in the 1999 period, up 3.5% from $203.6 million in the comparable 1998 period. Results reflect improved domestic and European sales volume which benefitted the Company's institutional equity business. In addition, increased levels of customer margin debt and transaction volumes benefitted the Company's clearance revenues. Partially offsetting these revenue increases were increased data processing expenses corresponding to systems development initiated in the clearance area.

                                Wealth Management

--------------------------------------------------------------------------------
                          Five-Months Ended              Five-Months Ended
 In thousands             November 26, 1999              November 27, 1998
--------------------------------------------------------------------------------
 Net revenues                  $ 269,028                     $ 212,144
 Pre-tax income                   52,340                        31,247
--------------------------------------------------------------------------------

PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in seven regional offices. PCS had approximately $41.0 billion in client assets at November 26, 1999, an increase of 16.8% compared to November 27, 1998.

The Asset Management area, through Bear Stearns Asset Management Inc. ("BSAM"), had approximately $13.0 billion in assets under management at November 26, 1999 which reflected a 29.4% increase over November 27, 1998. The largest components of the increase were attributable to alternative investments and mutual funds. Alternative investments include mortgage hedge funds which increased 454.6% from the 1998 period, and equity hedge funds which increased 74.9% from the 1998 period, as well as real estate and venture capital investments. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

Net revenues for Wealth Management were $269.0 million in the 1999 period, up 26.8% from $212.1 million in the comparable 1998 period. Pre-tax income for Wealth Management was $52.3 million in the 1999 period, up 67.5% from $31.2 million in the comparable 1998 period. Growth in assets under management, active equity markets and strong customer volumes resulted in the increase in management fees and commissions in the 1999 period. Strong performances by certain of the Company's managed funds led to sharp increases in incentive-based fees during the period.

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

The Company's total assets at November 26, 1999 increased to $162.0 billion from $153.9 billion at June 30, 1999. The increase is primarily attributable to an increase in securities borrowed, securities purchased under agreements to resell and receivables from customers.

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

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer-term source of unsecured financing. During the five- months ended November 26, 1999, the Company received proceeds approximating $1.9 billion from the issuance of long-term debt which, net of retirements, served to increase long-term debt to $15.9 billion at November 26, 1999 from $14.6 billion at June 30, 1999.

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

The Company currently has in place a committed revolving-credit facility (the "facility") totaling $3.225 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility also provides that the Company may borrow up to $1.6125 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 2000 with all loans outstanding at that date payable no later than October 2001.

Capital Resources

The Company conducts a substantial portion of all of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

During the five-months ended November 26, 1999, the Company repurchased a total of 6,936,936 shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $272.0 million. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred and any additional amounts allocated to participants under the CAP Plan.

On October 28, 1999, the stockholders of the Company approved the Company's Stock Award Plan (the "Stock Award Plan"). The purpose of the Stock Award Plan is to secure for the Company and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's stock, by selected key employees of the Company who are important to the success and growth of the business. See Note 9 of Notes to Consolidated Financial Statements.

Separately, on January 18, 2000, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (the "Repurchase Program") to allow the Company to purchase up to an additional $500 million of Common Stock. The Repurchase Program will be utilized primarily to acquire shares of Common Stock in order to mitigate the dilutive effect of the Company's Stock Award Plan. Purchases under the Repurchase Program may be made periodically in fiscal year 2000 or beyond either in the open market or through privately negotiated transactions. During the five-months ended November 26, 1999, the Company repurchased, under the previous repurchase program authorization, a total of 1,312,500 shares of Common Stock through open market transactions in connection with the Stock Award Plan at a cost of approximately $45.6 million. Purchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Repurchase Program and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may purchase under the Repurchase Program.

Cash Flows

Cash and cash  equivalents  decreased by $558.6 million  during the  five-months
ended  November  26,  1999.  Cash  used  in  operating   activities  during  the
five-months ended November 26, 1999 was $794.6 million, primarily due to increases in securities borrowed, securities purchased under agreements to resell and customer receivables. Financing activities provided cash of $246.3 million, primarily derived from proceeds from the issuance of long-term borrowings, partially offset by payments for the retirement of short-term and long-term borrowings, as well as purchases of treasury stock. Cash used in investing activities of $10.3 million was primarily attributable to purchases of property, equipment and leasehold improvements, offset by net proceeds from sales of investment securities and other assets.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, the NYSE, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At November 26, 1999 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and High Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans, and have not historically required significant levels of capital investment. At November 26, 1999, the Company's aggregate investments in leveraged transactions and its exposure related to any one transaction was not material to the Company's consolidated financial position.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield investments"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At November 26, 1999 the Company held high yield instruments of $1.5 billion owned and $0.3 billion sold short, as compared to $1.4 billion owned and $0.2 billion sold short as of June 30, 1999.

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

Through November 26, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $74.0 million of which approximately $11.0 million in hardware and software has been capitalized. The total remaining Year 2000 project cost as of November 26, 1999 is estimated at approximately $4.0 million.

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

Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty. Parameter estimates, such as volatilities and correlations, were based on daily tests through November 26, 1999. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                       November 26,         June 30,
in millions                                1999               1999
-----------                             ---------           -------
MARKET RISK
         Interest                        $ 11.9             $  9.3
         Currency                           1.2                1.3
         Equity                            12.6               11.3
         Diversification benefit           (8.4)              (7.2)
                                        -------             -------
            Total                       $  17.3             $ 14.7
                                        =======             =======

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

Part II- Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

           (11)   Statement Re Computation of Per Share Earnings

           (12)   Statement Re Computation of Ratio of Earnings to Fixed Charges

           (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

     During the five-month period, the Company filed the following Current Reports on Form 8-K.

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

     (v) A Current Report on Form 8-K dated October 13, 1999 and filed on October 14, 1999, pertaining to the Company's results of operations for the quarter ended September 24, 1999.

     (vi) A Current Report on Form 8-K dated October 29, 1999 and filed on November 3, 1999, announcing its declaration of quarterly cash dividends and a 5% stock dividend on its outstanding shares of common stock.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    The Bear Stearns Companies Inc.
                                            (Registrant)





Date:  March 3, 2000                By: /s/ Marshall J Levinson
                                        Marshall J Levinson
                                        Controller
                                       (Principal Accounting Officer)

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