Form 10-Q
period 2000-02-25
BEAR STEARNS COMPANIES INC
filed 2000-04-10
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended February 25, 2000

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As  of  April  6,  2000,  the  latest   practicable  date,  there  were
110,609,487 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Statements of Financial Condition (Unaudited) at February 25, 2000 and November 26, 1999

          Consolidated Statements of Income (Unaudited) for the three-month periods ended February 25, 2000 and February 26, 1999

          Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended February 25, 2000 and February 26, 1999

          Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signature


                             THE BEAR STEARNS COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (UNAUDITED)

                                         Assets


                                                             February 25,           November 26,
                                                                 2000                   1999
                                                            --------------       ---------------
                                                                        (In thousands)
Cash and cash equivalents                                   $    465,513           $   1,570,483
Cash and securities deposited with clearing organizations
     or segregated in compliance with federal regulation       1,216,328               1,188,788
Securities purchased under agreements to resell               33,755,084              35,999,998
Receivable for securities provided as collateral               3,062,515               2,571,404
Securities borrowed                                           67,870,635              60,429,297
Receivables:
     Customers                                                22,264,873              16,839,040
     Brokers, dealers and others                               1,903,967                 542,038
     Interest and dividends                                      440,793                 422,402
Financial instruments owned, at fair value                    42,301,001              40,764,802
Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization            504,235                 504,040
Other assets                                                   1,224,919               1,205,670
                                                           --------------         --------------

Total  Assets                                              $ 175,009,863           $ 162,037,962
                                                           ==============         ==============

See Notes to Consolidated Financial Statements.





                             THE BEAR STEARNS COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (UNAUDITED)

                          Liabilities and Stockholders' Equity


                                                    February 25,           November 26,
                                                        2000                   1999
                                                   ---------------       -----------------
                                                      (In thousands, except share data)
Short-term borrowings                                $ 21,342,578            $ 13,424,201
Securities sold under agreements
     to repurchase                                     56,042,251              53,323,109
Obligation to return securities received as
     collateral                                         3,601,839               3,999,229
Payables:
     Customers                                         39,517,939              42,843,757
     Brokers, dealers and others                        6,145,307               5,596,577
     Interest and dividends                               562,910                 532,023
Financial instruments sold, but not
     yet purchased, at fair value                      23,234,482              19,704,921
Accrued employee compensation and benefits                869,069                 733,241
Other liabilities and accrued expenses                    507,718                 527,565
                                                   ---------------       -----------------
                                                      151,824,093             140,684,623
                                                   ---------------       -----------------
Commitments and contingencies

Long-term borrowings                                   17,748,479              15,911,392
                                                   ---------------       -----------------

Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                            500,000                 500,000
                                                   ---------------       -----------------

Stockholders' Equity
     Preferred Stock                                      800,000                 800,000
     Common Stock, $1.00 par value;
           200,000,000 shares authorized;
           184,805,848 shares issued at
           February 25, 2000 and November 26, 1999        184,806                 184,806
     Paid-in capital                                    2,511,462               2,509,801
     Retained earnings                                  2,167,875               1,916,516
     Capital Accumulation Plan                          1,164,903               1,179,101
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
           Stock, Series A - 2,520,750 shares            (103,421)               (103,421)
        Common Stock - 72,244,413 shares and 66,367,276
           shares at February 25, 2000 and
           November 26, 1999, respectively             (1,788,334)             (1,544,856)
                                                   ---------------       -----------------
Total Stockholders' Equity                              4,937,291               4,941,947
                                                   ---------------       -----------------

Total Liabilities and Stockholders' Equity          $ 175,009,863           $ 162,037,962
                                                   ===============       =================

See Notes to Consolidated Financial Statements.



                         THE BEAR STEARNS COMPANIES INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Three-Months Ended
                                                         ------------------------------------
                                                            February 25,      February 26,
                                                               2000               1999
                                                         ----------------   -----------------
                                                          (In thousands, except share data)
Revenues
    Commissions                                                $ 310,411           $ 246,519
    Principal transactions                                       647,591             620,297
    Investment banking                                           308,219             235,932
    Interest and dividends                                     1,369,759             987,758
    Other income                                                  52,045              22,003
                                                         ----------------   -----------------
       Total Revenues                                          2,688,025           2,112,509
    Interest expense                                           1,181,959             828,943
                                                         ----------------   -----------------
       Revenues, net of interest expense                       1,506,066           1,283,566
                                                         ----------------   -----------------

Non-interest expenses
    Employee compensation and benefits                           718,655             627,511
    Floor brokerage, exchange
      and clearance fees                                          36,634              35,130
    Communications                                                42,116              36,537
    Depreciation and amortization                                 37,934              33,319
    Occupancy                                                     24,985              28,199
    Advertising and market development                            27,374              23,361
    Data processing and equipment                                 25,810              16,688
    Other expenses                                               138,755             112,991
                                                         ----------------   -----------------
       Total non-interest expenses                             1,052,263             913,736
                                                         ----------------   -----------------

    Income before provision for
      income taxes                                               453,803             369,830
    Provision for income taxes                                   175,622             139,164
                                                         ----------------   -----------------

    Net income                                                 $ 278,181           $ 230,666
                                                         ================   =================
    Net income applicable to
      common shares                                            $ 268,403           $ 220,888
                                                         ================   =================

    Basic and diluted earnings per share (1)                      $ 1.89              $ 1.45
                                                         ================   =================
    Weighted average common and common
      equivalent shares outstanding (1):
            Basic                                            157,641,253         165,086,729
                                                         ================   =================
            Diluted                                          157,685,693         165,086,729
                                                         ================   =================
    Cash dividends declared
      per common share (1)                                        $ 0.15              $ 0.14
                                                         ================   =================

    (1) Reflects all stock dividends declared through October 29, 1999.

    See Notes to Consolidated Financial Statements.




                         THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three-Months Ended
                                                                         ------------------------------------
                                                                           February 25,        February 26,
                                                                               2000                1999
                                                                         -----------------    ---------------
                                                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 278,181          $ 230,666
Adjustments to reconcile net income to cash used in operating activities:
       Depreciation and amortization                                               37,934             33,319
       Deferred income taxes                                                      (54,064)           (68,022)
       Other                                                                       (8,262)            38,646
(Increases) decreases in operating assets:
       Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                        (27,540)         2,612,458
       Securities purchased under agreements to resell                          2,244,914         (5,691,818)
       Securities borrowed                                                     (7,441,338)           561,210
       Receivables:
         Customers                                                             (5,425,833)        (3,133,212)
         Brokers, dealers and others                                           (1,361,929)           (54,391)
       Financial instruments owned                                             (2,424,700)        (3,906,799)
       Other assets                                                               105,915            175,457
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase                           2,719,142            582,783
       Payables:
         Customers                                                             (3,325,818)        (5,947,787)
         Brokers, dealers and others                                              538,172          1,649,075
       Financial instruments sold, but not yet purchased                        3,529,561          9,551,228
       Accrued employee compensation and benefits                                  85,128            358,998
       Other liabilities and accrued expenses                                       1,265           (768,118)
                                                                         -----------------    ---------------
Cash used in operating activities                                             (10,529,272)        (3,776,307)
                                                                         -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of short-term borrowings                             7,918,377          1,193,670
Net proceeds from issuance of long-term borrowings                              2,516,070            874,263
Net proceeds from issuance of subsidiary securities                                     -            290,550
Tax benefit of Common Stock distributions                                           2,340              4,171
Note repayment from ESOP Trust                                                          -              7,114
Payments for:
   Retirement of long-term borrowings                                            (674,361)          (791,512)
   Treasury stock purchases                                                      (247,472)           (54,998)
Cash dividends paid                                                               (26,822)           (26,490)
                                                                         -----------------    ---------------
Cash provided by financing activities                                           9,488,132          1,496,768
                                                                         -----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                                   (38,129)           (44,710)
Purchases of investment securities and other assets                               (28,582)            (1,442)
Proceeds from sales of investment securities and other assets                       2,881             22,169
                                                                         -----------------    ---------------
Cash used in investing activities                                                 (63,830)           (23,983)
                                                                         -----------------    ---------------

Net decrease in cash and cash equivalents                                      (1,104,970)        (2,303,522)
Cash and cash equivalents, beginning of period                                  1,570,483          3,495,900
                                                                         -----------------    ---------------

Cash and cash equivalents, end of period                                        $ 465,513        $ 1,192,378
                                                                         =================    ===============

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

See Notes to Consolidated Financial Statements.




                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The Board of Directors declared 5% stock dividends on the Company's Common Stock in January 1999 and October 1999. Earnings per share data for all periods included in the unaudited consolidated financial statements reflect such 5% stock dividends.

     On January 18, 2000, the Company's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999, as announced in its Form 8-K filed on January 21, 2000. This Quarterly Report on Form 10-Q presents the unaudited results of the Company's operations for the first fiscal quarter ended February 25, 2000 and for the three-month period covering November 28, 1998 through February 26, 1999.

     The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are normal and recurring and are necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                February 25,              November 26,
In thousands                                                        2000                      1999
---------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                 $  7,179,139              $ 7,662,482
       Other sovereign governments                                 2,827,577                2,785,025
       Corporate equity and convertible debt                       8,863,167                9,421,251
       Corporate debt                                              5,536,269                4,835,056
       Derivative financial instruments                            5,991,456                4,734,149
       Mortgages and other mortgage-backed securities             11,566,299               10,911,528
       Other                                                         337,094                  415,311
                                                                ------------              -----------
                                                                $ 42,301,001              $40,764,802
                                                                ============              ===========
   Financial instruments sold, but not yet purchased:
       US government and agency                                  $ 5,199,734              $ 4,074,379
       Other sovereign governments                                 1,687,143                2,116,448
       Corporate equity                                            9,275,113                7,665,516
       Corporate debt                                              1,761,560                1,228,338
       Derivative financial instruments                            5,309,315                4,599,592
       Other                                                           1,617                   20,648
                                                                ------------             ------------
                                                                $ 23,234,482             $ 19,704,921
                                                                ============             ============

3.  COMMITMENTS AND CONTINGENCIES

     At February 25, 2000, the Company was contingently liable for unsecured letters of credit of approximately $2.0 billion and letters of credit secured by financial instruments of approximately $28.8 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges. The Company had various other commitments aggregating approximately $900 million at February 25, 2000.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  COMMITMENTS AND CONTINGENCIES (continued)

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

4.  NET CAPITAL REQUIREMENTS

     The Company's principal operating subsidiary, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear Stearns' wholly owned subsidiary, Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At February 25, 2000, Bear Stearns' net capital, as defined, of $1.54 billion exceeded the minimum requirement by $1.49 billion.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET CAPITAL REQUIREMENTS (continued)

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

     At February 25, 2000, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

5.  EARNINGS PER SHARE

     Earnings per share ("EPS") is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period presented. Weighted average shares used to calculate diluted EPS include the effect of stock options. Common shares include common stock outstanding as well as the assumed distribution of shares of common stock issuable under certain employee benefit plans, including certain of the Company's deferred compensation arrangements, with appropriate adjustments made to net income for expense accruals related thereto.

6.  CASH FLOW INFORMATION

     Cash payments for interest approximated interest expense for the three-months ended February 25, 2000 and February 26, 1999. Income taxes paid totaled $114.0 million and $26.6 million for the three-months ended February 25, 2000 and February 26, 1999, respectively.

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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's  outstanding  derivative financial  instruments as of February 25,
    2000 and November 26, 1999:

                                                                    February 25,        November 26,
    In billions                                                         2000                1999
    ----------------------------------------------------------------------------------------------------------
    Interest Rate:
       Swap agreements, including options, swaptions,
            Caps, collars, and floors                                   $389.0            $371.4
       Futures contracts                                                  31.7              47.3
       Options held                                                       23.7              43.8
       Options written                                                     3.5              18.4

    Foreign Exchange:
       Futures contracts                                                  32.3              39.9
       Forward contracts                                                  13.0              10.0
       Options held                                                        4.6               5.5
       Options written                                                     4.9               4.1

    Mortgage-Backed Securities:
       Forward Contracts                                                  60.5              51.9

    Equity:
        Swap agreements                                                   17.4              15.1
        Futures contracts                                                  3.4               2.1
        Options held                                                       5.2               6.5
        Options written                                                    4.7               6.3


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



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The fair values of derivative financial instruments held or issued for trading and hedging purposes as of February 25, 2000 and November 26, 1999, were as follows:

                                              February 25,                 November 26,
                                                  2000                        1999
                                          ---------------------------------------------------------
    In millions                            Assets    Liabilities       Assets     Liabilities
    -----------------------------------------------------------------------------------------------
    Swap agreements                        $3,845      $3,603          $3,016       $2,952
    Futures and forward
       Contracts                              405         497             264          158
    Options held                            1,742                       1,454
    Options written                                     1,209                        1,490

     The average monthly fair values of the derivative financial instruments for the three-months ended February 25, 2000 and November 26, 1999 were as follows:

                                              February 25,                 November 26,
                                                  2000                        1999
                                           -------------------------------------------------------
    In millions                             Assets   Liabilities       Assets     Liabilities
    ----------------------------------------------------------------------------------------------
    Swap agreements                        $3,620      $3,414          $2,421       $2,625
    Futures and forward
       Contracts                              373         307             244          287
    Options held                            1,548                       1,178
    Options written                                     1,253                        1,577

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



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

     The following table summarizes the credit quality of the Company's over-the-counter derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $2.5 billion and $1.7 billion of collateral as of February 25, 2000 and November 26, 1999, respectively:


                                            February 25,    November 26,
               In millions                      2000            1999
               ---------------------------------------------------------
                  RATING(1)                   NET REPLACEMENT COST
                    AAA                       $ 151.2          $ 192.2
                    AA                          810.3            597.1
                    A                           688.6            600.7
                    BBB                          65.7             79.8
                    BB and Lower                 76.9             56.9

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


8.       SEGMENT DATA (continued)

         The Execution Services segment is comprised of clearance and predominantly commission-related areas, including institutional equity sales, institutional futures sales and specialist activities. Clearance provides clearing, margin lending and securities borrowing to facilitate customer short sales to approximately 2,900 clearing clients worldwide. The commission-related areas provide research and execution capabilities in US equity securities and financial futures to our institutional clients.

         The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

         The three business segments are comprised of the many business areas with interactions among each as they serve the needs of similar clients. Revenues and expenses reflected below include those which are directly related to each segment. Revenues from inter-segment transactions are credited based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items including corporate overhead and interest which are internally allocated by the Company primarily based on balance sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


8.  SEGMENT DATA (continued)

   For the three-months ended February 25, 2000:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
----------------------------------- ---------------------- -------------------------- -------------------------
   Capital Markets                         $ 815,683             $ 272,289                 $111,395,212
   Execution Services                        403,736               155,349                   63,922,620
   Wealth Management                         226,625                58,765                    3,024,660
   Other (a)                                  60,022               (32,600)                  (3,332,629)
---------------------------------------------------------------------------------------------------------------
   Total                                 $ 1,506,066             $ 453,803                 $175,009,863
===============================================================================================================

   For the three-months ended February 26, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
----------------------------------- ---------------------- -------------------------- -------------------------
    Capital Markets                        $ 783,432             $ 308,402                 $128,074,751
    Execution Services                       307,697               114,308                   51,136,175
    Wealth Management                        145,179                25,830                    2,939,018
    Other (a)                                 47,258               (78,710)                 (10,000,944)
---------------------------------------------------------------------------------------------------------------
   Total                                  $1,283,566            $  369,830                 $172,149,000
===============================================================================================================

(a)  Other  is  comprised  of  consolidation/elimination   entries,  unallocated
     revenues (predominantly interest) and corporate  administrative  functions, including  costs  related  to the  Capital  Accumulation  Plan  for  Senior
     Managing  Directors  (the "CAP  Plan")  which were $50.7  million and $34.0 million for the three-months ended February 25, 2000 and February 26, 1999, respectively.




9.   STOCK AWARD PLAN

     On October 28, 1999, the stockholders of the Company approved the Company's Stock Award Plan (the "Stock Award Plan"). The purpose of the Stock Award Plan is to secure for the Company and its stockholders the benefits of the additional incentive, inherent in the ownership of the Company's stock, by selected key employees of the Company who are important to the success and growth of the business. Pursuant to the Stock Award Plan, such employees may be offered the opportunity to acquire common stock through the grant of options. In January 2000, the Company granted 3,886,334 options under such plan. The stock options were issued with an exercise price equal to the market price of the common stock on the date of the grant. These options vest after three years and have a ten-year expiration.

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

Business Environment

The business environment during the quarter ended February 25, 2000 was characterized by strong US economic growth and low inflation which resulted in robust domestic equity markets and growth in both New York Stock Exchange ("NYSE") and NASDAQ trading volume. The Federal Reserve Board (the "Fed") raised the federal funds rate 25 basis points on February 2, 2000 to 5.75% in an effort to slow the momentum of the consumer-led US economy and prevent inflationary pressures from taking hold. It was the fourth such rate increase in less than a year. The Fed also took an inflationary bias, leading market participants to anticipate further rate hikes. This and other factors caused the Dow Jones Industrial Average and the Standard and Poor's 500 Index to decrease 10.3% and 5.9%, respectively for the quarter ended February 25, 2000. The Fed's tightening, however, did little to suppress investors' appetite for technology issues. The technology-heavy NASDAQ Composite Index increased 33.1% during the three-months ended February 25, 2000 as capital continued to move into technology issues. These factors contributed to strong performances in the Company's equity businesses resulting in record levels in commission and equity underwriting revenues. Heightened customer order flow and trading volumes in the equity markets contributed to strong equity trading revenues. The fixed income markets were generally weaker as rising interest rates and reduced customer activity resulted in a decrease in fixed income trading and fixed income underwriting revenues.

A strong US economy and a stable interest rate environment characterized the business environment during the three-months ended February 26, 1999. The financial markets during this period benefited from the recovery of the bond market crisis triggered by the default of Russia on its debt obligations which occurred during the latter part of calendar year 1998. Improved financial markets resulted in increased customer order flow and new securities issuances. Equity markets were fueled by strong investor interest in internet and technology stocks. The primary and secondary fixed income markets were also strong which benefited the Company's underwriting and trading activities.

Results of Operations

Three-Months Ended February 25, 2000
Compared to Three-Months Ended February 26, 1999

On January 18, 2000, the Company's Board of Directors approved a change in the Company's fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999. The discussion that follows compares the results of operations for the quarter ended February 25, 2000 to the three-month period ended February 26, 1999.

Net income for the quarter ended February 25, 2000 was $278.2 million, an increase of 20.6% from $230.7 million for the comparable prior year period. Net revenues increased 17.3% to $1.5 billion in the 2000 quarter from $1.3 billion in the comparable 1999 period. The results reflect increases across the board in commissions, investment banking and principal transactions revenues as well as net interest revenues and other income. Earnings per share were $1.89 for the 2000 quarter versus $1.45 for the comparable 1999 period. Earnings per share amounts for both periods reflect the stock dividends declared by the Company in January 1999 and October 1999.

Commission revenues increased 25.9% in the 2000 quarter to $310.4 million from $246.5 million in the comparable 1999 period. This increase was attributable to strong performances in the clearance, institutional and private client services areas driven by higher equity transaction volumes. The NYSE average daily volume increased by greater than 30% in the 2000 quarter over the 1999 period.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                                    Three-Months Ended       Three-Months Ended
                                     February 25, 2000        February 26, 1999
                                   --------------------       -----------------

Fixed Income                             $ 238,094                 $ 384,199
Equity                                     227,329                   148,872
Foreign Exchange & Other
  Derivative Financial Instruments         182,168                    87,226
                                         ---------                  --------
                                         $ 647,591                  $620,297
                                         =========                  ========

Revenues from principal transactions increased 4.4% in the 2000 quarter to $647.6 million from $620.3 million in the comparable 1999 period. This increase reflects strong performances from the Company's equity derivatives activities and equity market making activities, particularly in the over-the-counter international equity and risk arbitrage areas. These increases were driven by increased trading volumes in the technology and telecommunications sectors as well as an increase in merger and acquisitions activity. Revenues derived from fixed income activities decreased as a result of weaker performances in the mortgage-backed securities and European sovereign debt areas. The secondary fixed income markets were generally weaker due to rising interest rates and reduced customer volumes, which contributed to the decline in these business areas. These comparisons are against an exceptionally strong 1999 period, which benefited from three rate cuts made by the Fed in the latter part of calendar 1998.

Investment banking revenues increased 30.6% to $308.2 million in the 2000 quarter from $235.9 million in the comparable 1999 period. This increase reflects higher mergers and acquisitions advisory fees and equity underwriting revenues during the 2000 quarter reflecting a strong market in the equity underwriting area.

Net interest and dividends increased 18.3% to $187.8 million in the 2000 quarter from $158.8 million in the comparable 1999 period. The increase was attributable to increased levels of customer margin debt and customer shorts. Average customer margin debt increased to $56.6 billion in the 2000 quarter from $38.3 billion in the comparable 1999 period and reached $61.5 billion at February 25, 2000. Average customer shorts increased to $64.7 billion in the 2000 quarter from $59.8 billion in the comparable 1999 period. Average free credit balances increased to $15.3 billion in the 2000 quarter from $12.5 billion in the comparable 1999 period. The increase in net interest profit was partially offset by higher funding costs incurred in advance of the Year 2000 as the Company moved to extend short term maturities over the calendar year end.

Other income increased 136.5% to $52.0 million in the 2000 quarter from $22.0 million in the comparable 1999 period. This increase was primarily attributable to an increase in performance-based and management fees earned by the Company's Asset Management area, active equity markets and strong customer volume. The
Asset Management area increased assets under management to $13.7 billion at February 25, 2000, which reflected a 33.7% increase over the comparable 1999 period. The largest component of the increase was attributable to mutual funds and alternative investments, including venture capital funds, equity hedge funds and mortgage hedge funds.

Employee compensation and benefits increased 14.5% to $718.7 million in the 2000 quarter from $627.5 million in the comparable 1999 period. The increase in employee compensation and benefits was primarily attributable to an increase in incentive and discretionary bonus accruals related to increased net revenues and pre-tax earnings in the 2000 quarter, an increase in salesmen's commissions related to increased commission revenues as well as an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, decreased to 47.7% in the 2000 quarter from 48.9% in the comparable 1999 period.

All other expenses increased 16.6% to $333.6 million in the 2000 quarter from $286.2 million in the comparable 1999 period. CAP Plan expense increased by $16.7 million to $50.7 million in the 2000 quarter from $34.0 million in the comparable 1999 period, reflecting higher pre-tax earnings and increased participation. Data processing, communications and depreciation increased $19.3 million or 22.3% as a result of both the upgrading of existing communication and computer systems throughout the firm and increased usage of information services. EDP professional fees increased by $4.5 million in the 2000 quarter due to various technology initiatives, including those related to several internet-based systems.

The Company's effective tax rate increased to 38.7% in the 2000 quarter compared to 37.6% in the comparable 1999 period due to higher levels of projected earnings and a lower level of projected tax preference items.

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

Three-Months Ended February 25, 2000
Compared to Three-Months Ended February 26, 1999
--------------------------------------------------------------

                                 Capital Markets

         ----------------------------------------------------------------------
                              Three-Months Ended         Three-Months Ended
           In thousands        February 25, 2000          February 26, 1999
         ----------------------------------------------------------------------
           Net revenues             $815,683                   $783,432
           Pre-tax income           $272,289                   $308,402
         ----------------------------------------------------------------------

Net revenues for Capital Markets were $815.7 million in the 2000 quarter, up from $783.4 million in the comparable 1999 period. Pre-tax income for Capital Markets was $272.3 million in the 2000 quarter, down from $308.4 million in the comparable 1999 period. Equity results were strong in the 2000 quarter as active markets and strong deal flow resulted in improved performances from equity derivatives, over-the-counter, risk arbitrage and international equity trading. Investment banking revenues increased sharply in the 2000 quarter reflecting strong levels of mergers and acquisitions and equity underwriting activity. Fixed income results in the 2000 quarter were weaker than in the comparable 1999 period as rising interest rates and lower customer volumes resulted in decreases in the Company's mortgage-backed securities, corporate bonds operations and domestic and European fixed income sales operations. Pre-tax income in the 2000 quarter decreased from the comparable 1999 period primarily due to lower levels of profitability from the fixed income area.


                                     Execution Services

          ---------------------------------------------------------------------
                                  Three-Months Ended      Three-Months Ended
            In thousands           February 25, 2000       February 26, 1999
          ---------------------------------------------------------------------
            Net revenues                $403,736                $307,697
            Pre-tax income              $155,349                $114,308
          ---------------------------------------------------------------------

At February 25, 2000, the Company provided securities clearance services to approximately 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business. The Company processed an average of in excess of 242,000 trades per day during the 2000 quarter versus approximately 177,000 trades per day in the comparable 1999 period.

Net revenues for Execution Services approximated $403.7 million in the 2000 quarter, up 31.2% from $307.7 million in the comparable 1999 period. Pre-tax income for Execution Services was $155.3 million in the 2000 quarter, up 35.9% from $114.3 million in the comparable 1999 period. Results reflect increased levels of customer margin debt and transaction volumes which benefited the Company's clearance revenues and improved domestic and European sales volume which benefited the Company's institutional equity business.

                                       Wealth Management

            -------------------------------------------------------------------
                                    Three-Months Ended     Three-Months Ended
              In thousands           February 25, 2000      February 26, 1999
            -------------------------------------------------------------------
              Net revenues                $226,625               $145,179
              Pre-tax income               $58,765                $25,830
            -------------------------------------------------------------------

PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a team of approximately 500 account executives in seven regional offices. PCS had approximately $42.5 billion in client assets at February 25, 2000, an increase of 22.2% compared to February 26, 1999.

The Asset Management area, through Bear Stearns Asset Management Inc. ("BSAM"), had approximately $13.7 billion in assets under management at February 25, 2000 which reflected a 33.7% increase over $10.3 billion in assets under management at February 26, 1999. The largest components of the increase were attributable to mutual funds and alternative investments. Alternative investments include mortgage hedge funds which increased $241.8 million from the 1999 period, and equity hedge funds which increased $389.8 million from the 1999 period, as well as real estate and venture capital investments. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

Net revenues for Wealth Management were $226.6 million in the 2000 quarter, up 56.1% from $145.2 million in the comparable 1999 period. Pre-tax income for Wealth Management was $58.8 million in the 2000 quarter, up 127.5% from $25.8 million in the comparable 1999 period. Growth in assets under management, active equity markets and strong customer volumes resulted in the increase in management fees and commissions in the 2000 quarter. Strong performances by certain of the Company's equity hedge funds and private partnerships led to sharp increases in incentive-based fees during the period.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable equity and corporate debt securities. The Company's total assets and financial leverage can fluctuate significantly, depending largely upon economic and market conditions, volume of activity, customer demand and underwriting commitments.

The Company's total assets at February 25, 2000 increased to $175.0 billion from $162.0 billion at November 26, 1999. The increase is primarily attributable to an increase in securities borrowed and receivables from customers resulting from increased levels of customer shorts and margin debt.

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

Funding Strategy

The Company's general funding strategy provides for the diversification of its short-term funding sources in order to maximize liquidity. Sources of short-term funding consist principally of collateralized borrowings, including repurchase transactions, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

Repurchase transactions, whereby the Company sells securities with an agreement to repurchase at a future date, represent the dominant component of secured short-term funding.

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer-term source of unsecured financing. During the quarter ended February 25, 2000, the Company received proceeds approximating $2.5 billion from the issuance of long-term debt which, net of retirements, served to increase long-term debt to $17.7 billion at February 25, 2000 from $15.9 billion at November 26, 1999.

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

During the quarter ended February 25, 2000 the Company repurchased a total of 3,025,547 shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $122.3 million. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred and any additional amounts allocated to participants under the CAP Plan.

On January 18, 2000, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (the "Repurchase Program") to allow the Company to purchase up to an additional $500 million of Common Stock. Purchases under the Repurchase Program may be made periodically in fiscal year 2000 or beyond either in the open market or through privately negotiated transactions. During the three-months ended February 25, 2000, the Company purchased, under the previous repurchase program authorization, a total of 3,398,986 shares of Common Stock through open market transactions in connection with the Stock Award Plan at a cost of approximately $136.1 million. Purchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Repurchase Program and are not included in calculating the maximum aggregate number of shares of Common Stock that the Company may purchase under the Repurchase Program.

Cash Flows

Cash and cash equivalents decreased by $1.1 billion during the quarter ended February 25, 2000. Cash used in operating activities during the quarter ended February 25, 2000 was $10.5 billion, primarily due to increases in securities borrowed, customer receivables and financial instruments owned and a decrease in customer payables, partially offset by increases in financial instruments sold, but not yet purchased and securities sold under agreements to repurchase. Financing activities provided cash of $9.5 billion, primarily derived from proceeds from the issuance of short-term and long-term borrowings.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, the NYSE, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At February 25, 2000 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and High Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans, and have not historically required significant levels of capital investment. At February 25, 2000, the Company held investments in seventeen leveraged transactions with an aggregate value of approximately $183.3 million.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield investments"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At February 25, 2000 the Company held high yield instruments of $1.6 billion owned and $0.3 billion sold short, as compared to $1.5 billion owned and $0.3 billion sold short as of November 26, 1999.

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

Through February 25, 2000, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $78.2 million of which approximately $11.0 million in hardware and software has been capitalized. The total remaining Year 2000 project cost as of February 25, 2000 was not material.

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

Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty. Parameter estimates, such as volatilities and correlations, were based on daily tests through February 25, 2000. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

This table illustrates the value at risk for each component of market risk as of:

                                        February 25,        November 26,
    in millions                             2000                1999
    -----------                          --------             --------
    MARKET RISK
            Interest                      $  8.2               $ 11.9
            Currency                         3.0                  1.2
            Equity                           9.8                 12.6
            Diversification benefit         (7.9)                (8.4)
                                          ------               ------
                Total                     $ 13.1               $ 17.3
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

Part II - Other Information

Item 1.   Legal Proceedings

Alpha  Group  Consultants,   et  al.  v.  Weintraub,   et  al./In  re  Weintraub
Entertainment Group Litigation

As previously reported in the Company's Report on Form 10-K for the fiscal year ending June 30, 1999 ("1999 Form 10-K") and Report on Form 10-Q for the quarter ended December 31, 1999 ("Second Quarter Fiscal 2000 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of California.

On March 6, 2000, the court granted final approval to the parties' proposed settlement.


Del Rosario, et al. v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a respondent in an arbitration proceeding pending before the NASD.

On February 24, 2000, claimants informed the NASD that they had decided to voluntarily withdraw all claims against the respondents. On March 20, 2000, the NASD removed this matter from its arbitration docket.


Manhattan Investment Fund Limited

The following matters arise out of the failure and subsequent bankruptcy filing of Manhattan Investment Fund Limited ("MIFL").

(i) Scotia Nominees, as nominees for L.C.O. Investments, Ltd. v. Michael Berger, et al. On January 25, 2000, an action was commenced in the Supreme Court of the State of New York, County of New York, by Scotia Nominees, a shareholder of MIFL. On March 27, 2000, plaintiff filed an amended complaint. Named as defendants in the amended complaint are MIFL, three directors of MIFL, Manhattan Capital Management, Inc., Bear, Stearns Securities Corp. ("BSSC"), Deloitte & Touche, and Fund Administration Services (Bermuda) Ltd. ("FASB"). The complaint alleges, among other things, that BSSC committed breach of duty and aided and abetted a breach of fiduciary duty by failing to alert the shareholders of MIFL about false and misleading statements made by certain of the other defendants related to the financial condition of MIFL. Compensatory damages in excess of $5 million are sought from Bear Stearns.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

(ii) Cromer Finance Ltd. v. Michael Berger, et al. On March 24, 2000, a purported class action was commenced in the United States District Court for the Southern District of New York by Cromer Finance, Ltd., a shareholder of MIFL, on behalf of a purported class consisting of all persons who purchased securities of MIFL and suffered damages between September 1, 1996 through January 18, 2000. Named as defendants are a director of MIFL, Deloitte & Touche, FASB, Ernst & Young LLP, and BSSC. The complaint alleges, among other things, that BSSC aided and abetted common law fraud in connection with providing clearing services for MIFL. Compensatory and punitive damages in unspecified amounts are sought.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

(iii) Argos, et al. v. Michael Berger, et al. On March 31, 2000, an action was commenced in the United States District Court for the Southern District of New York by 17 shareholders of MIFL. Named as defendants are a director of MIFL, Financial Asset Management, Inc., FASB, Ernst & Young International, Deloitte & Touche, Bear, Stearns & Co. Inc. and BSSC. The complaint alleges, among other things, that the Bear Stearns defendants aided and abetted a breach of fiduciary duty in connection with BSSC providing clearing services and financing for MIFL. Compensatory damages in excess of $53 million, and $1 billion in punitive damages from each defendant, are sought. The complaint in this action has not yet been served on Bear, Stearns & Co. Inc. or BSSC.

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

On March 31, 2000, plaintiffs in the Mitchell action pending in California Superior Court filed an amended complaint against the same defendants and asserting the same claims against Bear Stearns as the original complaint. Compensatory and punitive damages in unspecified amounts are sought.

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

     (i) A Current Report on Form 8-K dated December 1, 1999 and filed on December 7, 1999, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of 7.625% of Global Notes due 2009 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

     (ii) A Current Report on Form 8-K dated January 19, 2000 and filed on January 21, 2000, pertaining to the Company's results of operations for the three-months ended December 31, 1999 and the change in fiscal year end to November 30.

     (iii) A Current Report on Form 8-K dated January 25, 2000 and filed on February 1, 2000, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of 7.625% of Global Notes due 2005 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    The Bear Stearns Companies Inc.
                                           (Registrant)




Date:  April 10, 2000               By: /s/ Marshall J Levinson
                                        Marshall J Levinson
                                        Controller
                                       (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  Exhibit Index


Exhibit No.                         Description                       Page


   (11)      Statement Re Computation of Per Share Earnings            35

   (12)      Statement Re Computation of Earnings to Fixed Charges     36

   (27)      Financial Data Schedule                                   37