Form 10-Q
period 2000-05-26
BEAR STEARNS COMPANIES INC
filed 2000-07-10
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended May 26, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As  of  July  6,  2000,  the  latest   practicable  date,  there  were
107,627,957 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition (Unaudited) at May 26, 2000 and November 26, 1999

                  Consolidated   Statements  of  Income   (Unaudited)   for  the
                  three-month and six-month periods ended May 26, 2000 and May 28, 1999

                  Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended May 26, 2000 and May 28, 1999

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

Item 1.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature


                         THE BEAR STEARNS COMPANIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                     Assets


                                                              May 26,           November 26,
                                                               2000                 1999
                                                          -------------       --------------
                                                                     (In thousands)
Cash and cash equivalents                                 $   1,060,394        $   1,570,483
Cash and securities deposited with clearing organizations
     or segregated in compliance with federal regulations     2,387,039            1,188,788
Securities purchased under agreements to resell              34,453,442           35,999,998
Receivable for securities provided as collateral              1,081,210            2,571,404
Securities borrowed                                          61,873,186           60,429,297
Receivables:
     Customers                                               19,789,686           16,839,040
     Brokers, dealers and others                                446,597              542,038
     Interest and dividends                                     506,057              422,402
Financial instruments owned, at fair value                   48,269,649           40,764,802
Property, equipment and leasehold improvements,
     net of accumulated depreciation and amortization           514,655              504,040
Other assets                                                  1,768,742            1,205,670
                                                           ------------        -------------
Total  Assets                                             $ 172,150,657        $ 162,037,962
                                                          =============        =============

See Notes to Consolidated Financial Statements.



                         THE BEAR STEARNS COMPANIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                      Liabilities and Stockholders' Equity

                                                              May 26,           November 26,
                                                               2000                 1999
                                                           -------------       --------------
                                                           (In thousands, except share data)
Short-term borrowings                                      $ 17,941,392         $ 13,424,201
Securities sold under agreements to repurchase               57,046,118           53,323,109
Obligation to return securities received as collateral        2,273,709            3,999,229
Payables:
     Customers                                               39,768,679           42,843,757
     Brokers, dealers and others                              3,778,772            5,596,577
     Interest and dividends                                     755,466              532,023
Financial instruments sold, but not
     yet purchased, at fair value                            24,130,493           19,704,921
Accrued employee compensation and benefits                    1,166,541              733,241
Other liabilities and accrued expenses                          675,022              527,565
                                                           -------------       --------------
                                                            147,536,192          140,684,623
                                                           -------------       --------------
Commitments and contingencies

Long-term borrowings                                         19,249,183           15,911,392
                                                           -------------       --------------
Guaranteed Preferred Beneficial Interests in Company
  Subordinated Debt Securities                                  500,000              500,000
                                                           -------------       --------------

Stockholders' Equity
     Preferred Stock                                            800,000              800,000
     Common Stock, $1.00 par value;
           200,000,000 shares authorized;
           184,805,848 shares issued at May 26, 2000
           and November 26, 1999                                184,806              184,806
     Paid-in capital                                          2,519,402            2,509,801
     Retained earnings                                        2,275,183            1,916,516
     Capital Accumulation Plan                                1,140,407            1,179,101
     Treasury stock, at cost
        Adjustable Rate Cumulative Preferred
           Stock, Series A - 2,520,750 shares                  (103,421)            (103,421)
        Common Stock - 75,638,357 shares and 66,367,276
           shares at May 26, 2000 and
           November 26, 1999, respectively                   (1,951,095)          (1,544,856)
                                                           -------------       --------------
Total Stockholders' Equity                                    4,865,282            4,941,947
                                                           -------------       --------------
Total Liabilities and Stockholders' Equity                $ 172,150,657        $ 162,037,962
                                                           =============       ==============

See Notes to Consolidated Financial Statements.




                                              THE BEAR STEARNS COMPANIES INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                             Three-Months Ended                    Six-Months Ended
                                                     ----------------------------------    ---------------------------------
                                                         May 26,            May 28,            May 26,           May 28,
                                                          2000               1999               2000              1999
                                                     ---------------    ---------------    --------------     -------------
                                                                      (In thousands, except share data)
Revenues
    Commissions                                           $ 321,690          $ 272,145         $  632,101        $  518,664
    Principal transactions                                  513,944            661,790          1,161,535         1,282,087
    Investment banking                                      235,829            244,501            544,048           480,433
    Interest and dividends                                1,414,878            895,570          2,784,637         1,883,328
    Other income                                             17,351             22,988             69,396            44,991
                                                     ---------------    ---------------    ---------------   ---------------
       Total Revenues                                     2,503,692          2,096,994          5,191,717         4,209,503
    Interest expense                                      1,182,386            740,900          2,364,345         1,569,843
                                                     ---------------    ---------------    ---------------   ---------------
       Revenues, net of interest expense                  1,321,306          1,356,094          2,827,372         2,639,660
                                                     ---------------    ---------------    ---------------   ---------------

Non-interest expenses
    Employee compensation and benefits                      704,528            676,236          1,423,183         1,303,747
    Floor brokerage, exchange and clearance fees             39,236             39,721             75,870            74,851
    Communications                                           43,000             37,130             85,116            73,667
    Depreciation and amortization                            37,572             33,923             75,506            67,242
    Occupancy                                                27,547             28,006             52,532            56,205
    Advertising and market development                       31,874             24,973             59,248            48,334
    Data processing and equipment                            22,631             18,619             48,441            35,307
    Other expenses                                          249,099            174,802            387,854           287,793
                                                     ---------------    ---------------    ---------------   ---------------
       Total non-interest expenses                        1,155,487          1,033,410          2,207,750         1,947,146
                                                     ---------------    ---------------    ---------------   ---------------

    Income before provision for income taxes                165,819            322,684            619,622           692,514
    Provision for income taxes                               47,442            124,584            223,064           263,748
                                                     ---------------    ---------------    ---------------   ---------------

    Net income                                            $ 118,377          $ 198,100          $ 396,558         $ 428,766
                                                     ===============    ===============    ===============   ===============

    Net income applicable to common shares                $ 108,599          $ 188,322          $ 377,002         $ 409,210
                                                     ===============    ===============    ===============   ===============

    Basic and diluted earnings per share (1)                 $ 0.77             $ 1.38             $ 2.67            $ 2.83
                                                     ===============    ===============    ===============   ===============

    Weighted average common and common
      equivalent shares outstanding (1):
            Basic                                       152,446,615        163,805,887        155,042,809       164,467,068
                                                     ===============    ===============    ===============   ===============
            Diluted                                     152,624,273        163,805,887        155,152,977       164,467,068
                                                     ===============    ===============    ===============   ===============
     Cash dividends declared
      per common share (1)                                   $ 0.10 (2)         $ 0.14             $ 0.25            $ 0.28
                                                     ===============    ===============    ===============   ===============

(1) Reflects all stock dividends declared through October 29, 1999.

(2) This cash dividend relates to the two-month period ended February 25, 2000 and was declared to coincide with the company's new quarterly periods resulting from the company's change in fiscal year-end.

See Notes to Consolidated Financial Statements.




                         THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                      Six-Months Ended
                                                                               -------------------------------
                                                                                  May 26,           May 28,
                                                                                    2000             1999
                                                                               --------------    -------------
                                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   396,558      $   428,766
Adjustments to reconcile net income to cash used in operating activities:
       Depreciation and amortization                                                  75,506           67,242
       Deferred income taxes                                                        (118,865)        (100,967)
       Other                                                                          (1,719)         101,010
(Increases) decreases in operating assets:
       Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                        (1,198,251)       2,718,592
       Securities purchased under agreements to resell                             1,546,556       (7,028,240)
       Securities borrowed                                                        (1,443,889)         510,529
       Receivables:
         Customers                                                                (2,950,646)      (6,532,579)
         Brokers, dealers and others                                                  95,441          431,116
       Financial instruments owned                                                (7,740,173)      (5,531,002)
       Other assets                                                                 (357,434)         140,337
Increases (decreases) in operating liabilities:
       Securities sold under agreements to repurchase                              3,723,009        3,739,941
       Payables:
         Customers                                                                (3,075,078)      (4,730,690)
         Brokers, dealers and others                                              (1,825,783)       2,046,269
       Financial instruments sold, but not yet purchased                           4,425,572        6,267,261
       Accrued employee compensation and benefits                                    367,600          756,205
       Other liabilities and accrued expenses                                        402,274         (571,461)
                                                                               --------------    -------------
Cash used in operating activities                                                 (7,679,322)      (7,287,671)
                                                                               --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                            4,517,191        3,509,280
Net proceeds from issuance of long-term borrowings                                 4,947,853        2,285,277
Net proceeds from issuance of subsidiary securities                                        -          290,550
Redemption of Preferred Stock                                                              -         (150,000)
Tax benefit of Common Stock distributions                                             11,186            9,628
Note repayment from ESOP Trust                                                             -            7,114
Payments for:
   Retirement of long-term borrowings                                             (1,642,363)      (1,375,430)
   Treasury stock purchases                                                         (437,889)         (88,959)
Cash dividends paid                                                                  (47,669)         (53,739)
                                                                               --------------    -------------
Cash provided by financing activities                                              7,348,309        4,433,721
                                                                               --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvements                                                                      (86,121)         (90,830)
Purchases of investment securities and other assets                                  (99,302)         (40,862)
Proceeds from sales of investment securities and other assets                          6,347           32,449
                                                                               --------------    -------------
Cash used in investing activities                                                   (179,076)         (99,243)
                                                                               --------------    -------------

Net decrease in cash and cash equivalents                                           (510,089)      (2,953,193)
Cash and cash equivalents, beginning of period                                     1,570,483        3,495,900
                                                                               --------------    -------------

Cash and cash equivalents, end of period                                         $ 1,060,394      $   542,707
                                                                               ==============    =============

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                  May 26,                November 26,
In thousands                                                       2000                      1999
-------------------------------------------------------------------------------------------------------
   Financial instruments owned:
       US government and agency                                  $ 8,129,485              $ 7,662,482
       Other sovereign governments                                 3,222,979                2,785,025
       Corporate equity and convertible debt                       8,579,180                9,421,251
       Corporate debt                                              5,164,082                4,835,056
       Derivative financial instruments                            5,860,828                4,734,149
       Mortgages and other mortgage-backed securities             16,927,035               10,911,528
       Other                                                         386,060                  415,311
                                                                 -----------              -----------
                                                                 $48,269,649              $40,764,802
                                                                 ===========              ===========
   Financial instruments sold, but not yet purchased:
       US government and agency                                  $ 6,366,241              $ 4,074,379
       Other sovereign governments                                 3,733,195                2,116,448
       Corporate equity                                            7,446,330                7,665,516
       Corporate debt                                              1,487,802                1,228,338
       Derivative financial instruments                            5,095,999                4,599,592
       Other                                                             926                   20,648
                                                                 -----------              -----------
                                                                 $24,130,493              $19,704,921
                                                                 ===========              ===========


3. COMMITMENTS AND CONTINGENCIES

    At May 26, 2000, the Company was contingently liable for unsecured letters of credit of approximately $825.9 million and letters of credit secured by financial instruments of approximately $33.6 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES (continued)

     In the normal course of business, the Company has been named as a defendant in several lawsuits, which involve claims for substantial amounts. Additionally, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Included among these matters is an action that is pending in the United States District Court for the Southern District of New York filed by Henryk de Kwiatkowski, a former customer of Bear, Stearns & Co. Inc. ("Bear Stearns"), a wholly owned subsidiary of the Company. The amended complaint in this action alleges claims for breach of fiduciary duty and negligence. On May 17, 2000, a jury returned a verdict finding that Bear Stearns, Bear, Stearns Securities Corp. ("BSSC"), a wholly owned subsidiary of Bear Stearns, and Bear Stearns Forex Inc. ("Forex"), a wholly owned subsidiary of the Company, were liable to Mr. de Kwiatkowski for negligence and awarded damages in the amount of $111.5 million. The jury also found that the defendants had not breached any fiduciary duties. On June 2, 2000, the court also awarded pre-judgement interest of $52.3 million. Bear Stearns, BSSC and Forex have filed appropriate motions to overturn the verdict in the district court and if such motions are unsuccessful, plan to appeal the verdict. During the quarter, the Company recorded an after-tax charge of $96 million in light of such verdict. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the future results of operations or financial condition of the Company, taken as a whole.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  NET CAPITAL REQUIREMENTS

    The Company's principal operating subsidiary, Bear Stearns and BSSC, are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At May 26, 2000, Bear Stearns' net capital, as defined, of $1.89 billion exceeded the minimum requirement by $1.84 billion.

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

    At May 26, 2000, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.


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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the six-months ended May 26, 2000 and May 28, 1999. Income taxes paid totaled $516.8 million and $144.2 million for the six-months ended May 26, 2000 and May 28, 1999, respectively.


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and in connection with its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments in order to reduce its exposure to credit risk and to market risk, which includes interest rate, exchange rate and equity price risk. Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," defines a derivative as a future, forward, swap, or option contract, or other financial instrument with similar characteristics such as caps, floors and collars. Generally, these financial instruments represent future commitments to exchange interest payment streams or currencies or to purchase or sell other financial instruments at specific terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date. These financial instruments may have market and/or credit risk in excess of amounts recorded in the Consolidated Statements of Financial Condition.

    In order to measure derivative activity, notional or contract amounts are frequently used. Notional/contract amounts, which are not included on the balance sheet, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps and foreign exchange and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The  following  table  represents  the  notional/contract   amounts  of  the
    Company's  outstanding  derivative financial  instruments as of May 26, 2000 and November 26, 1999:
                                                                       May 26,          November 26,
    In billions                                                         2000               1999
    --------------------------------------------------------------------------------------------------------------
    Interest Rate:
       Swap agreements, including options, swaptions,
         Caps, collars, and floors                                      $392.6            $371.4
       Futures contracts                                                  42.9              47.3
       Options held                                                       18.9              43.8
       Options written                                                     1.6              18.4

    Foreign Exchange:
       Futures contracts                                                  22.8              39.9
       Forward contracts                                                  14.7              10.0
       Options held                                                        6.1               5.5
       Options written                                                     3.1               4.1

    Mortgage-Backed Securities -
       Forward Contracts                                                  59.4              51.9

    Equity:
        Swap agreements                                                   20.9              15.1
        Futures contracts                                                  4.1               2.1
        Options held                                                       6.4               6.5
        Options written                                                    5.5               6.3


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



                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

    The fair  values of  derivative  financial  instruments  held or issued  for trading and hedging  purposes as of May 26, 2000 and November 26, 1999, were as follows:
                                                 May 26,                   November 26,
                                                  2000                        1999
                                          ------------------------------------------------------
    In millions                            Assets    Liabilities       Assets    Liabilities
    --------------------------------------------------------------------------------------------
    Swap agreements                        $3,989      $3,415          $3,016       $2,952
    Futures and forward
       Contracts                              440         517             264          158
    Options held                            1,432                       1,454
    Options written                                     1,164                        1,490


    The average monthly fair values of the derivative financial instruments for the three-months ended May 26, 2000 and November 26, 1999 were as follows:

                                                 May 26,                   November 26,
                                                  2000                        1999
                                          ------------------------------------------------------

    In millions                            Assets    Liabilities       Assets    Liabilities
    --------------------------------------------------------------------------------------------
    Swap agreements                        $3,768      $3,510          $2,421       $2,625
    Futures and forward
       Contracts                              381         353             244          287
    Options held                            1,573                       1,178
    Options written                                     1,249                        1,577


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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

     The following table summarizes the credit quality of the Company's over-the-counter derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $2.9 billion and $1.7 billion of collateral as of May 26, 2000 and November 26, 1999, respectively:

                                                   May 26,        November 26,
                 In millions                        2000              1999
                 ---------------------------------------------------------------
                   RATING(1)                           NET REPLACEMENT COST
                      AAA                         $ 222.7            $ 192.2
                      AA                            879.3              597.1
                      A                             583.2              600.7
                      BBB                            46.9               79.8
                      BB and Lower                   50.7               56.9
                      Non-rated                       0.3                 -

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

     The Capital Markets segment is comprised of Equities, Fixed Income and Investment Banking areas. Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield instruments and foreign exchange and derivatives. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking.

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


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  SEGMENT DATA (continued)

   For the three-months ended May 26, 2000:
   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)       Segment Assets
------------------------------------------------------------------------------------------------------------

   Capital Markets                          $  636,551            $ 133,398                $118,279,024
   Execution Services                          432,104              168,243                  54,543,433
   Wealth Management                           158,344               10,218                   3,133,413
   Other (a)                                    94,307             (146,040)                 (3,805,213)
------------------------------------------------------------------------------------------------------------
   Total                                    $1,321,306            $ 165,819                $172,150,657
============================================================================================================


   For the three-months ended May 28, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)        Segment Assets
------------------------------------------------------------------------------------------------------------
   Capital Markets                          $  798,731            $ 304,353                 $119,915,201
   Execution Services                          337,664              125,282                   51,894,303
   Wealth Management                           163,863               37,782                    2,863,706
   Other (a)                                    55,836             (144,733)                   1,749,878
------------------------------------------------------------------------------------------------------------
   Total                                    $1,356,094            $ 322,684                 $176,423,088
============================================================================================================


   For the six-months ended May 26, 2000:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
------------------------------------------------------------------------------------------------------------
   Capital Markets                         $ 1,452,234            $ 405,687                  $118,279,024
   Execution Services                          835,840              323,592                    54,543,433
   Wealth Management                           384,969               68,983                     3,133,413
   Other (a)                                   154,329             (178,640)                   (3,805,213)
------------------------------------------------------------------------------------------------------------
   Total                                   $ 2,827,372            $ 619,622                  $172,150,657
============================================================================================================


   For the six-months ended May 28, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
------------------------------------------------------------------------------------------------------------
    Capital Markets                        $ 1,582,163            $ 612,755                  $119,915,201
   Execution Services                          645,361              239,590                    51,894,303
   Wealth Management                           309,042               63,612                     2,863,706
   Other (a)                                   103,094             (223,443)                    1,749,878
------------------------------------------------------------------------------------------------------------
   Total                                   $ 2,639,660            $ 692,514                  $176,423,088
============================================================================================================

(a)  Other  is  comprised  of  consolidation/elimination   entries,  unallocated
     revenues (predominantly interest) and corporate  administrative  functions, including  the accrual  related to the Henryk de  Kwiatkowski  verdict (see
     Note 3) and costs  related  to the  Capital  Accumulation  Plan for  Senior
     Managing Directors (the "CAP Plan").



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


Business Environment

The business environment during the Company's second quarter ended May 26, 2000 was characterized by continued strong US economic growth and rising interest rates, which resulted in volatile market conditions. While several economic reports showed the US economy continuing at a strong pace during the quarter, there were also indicators that inflationary pressures were beginning to mount. The combination of continued strong growth and signs of inflation led the Federal Reserve Board (the "Fed") to raise the Federal Funds rate twice during the quarter for a total of 75 basis points, including a 50 basis point increase on May 16, 2000, the sixth increase since May 1999 and the largest in more than five years. The fixed income markets were generally weaker as rising rates and widening of credit spreads resulted in a decrease in fixed income market activity. Interest in domestic stocks, particularly technology shares, whose rise from early November to mid-March contributed to the consumer spending boom, dampened. During the quarter ended May 26, 2000, the Dow Jones Industrial Average ("DJIA") and the Standard & Poor's 500 Index ("S&P 500") increased 4.4% and 3.3%, respectively. The technology-heavy NASDAQ Composite Index ("NASDAQ") decreased 30.2% during the quarter. Despite the decrease in the NASDAQ, increased trading volumes in the technology and telecommunications sectors resulted in an increase in equity trading revenues compared to the comparable prior year period.

A strong US economy and a stable interest rate environment characterized the business environment during the three-months ended May 28, 1999. The Fed met twice during that period and did not raise interest rates. At the May 18, 1999 meeting, the Fed shifted its bias from neutral to tightening. The shift in bias led to a modest sell-off in the US equity markets with the major indexes all retreating from previous highs. Nevertheless, the US equity markets responded positively to strong economic growth and the Fed's actions during the period; the DJIA and the S&P 500 increased 13.5% and 5.1%, respectively, while the NASDAQ increased 8.0%. In the fixed income markets, interest rates remained in a relatively low historical range. There was also an assessment that the global financial crisis, triggered by economic turmoil in the Far East and emerging market nations and the default by Russia on its debt obligations during the latter part of calendar 1998, had subsided. These conditions resulted in increased customer order flow and new securities issuances. Equity markets were fueled by strong investor interest in internet and technology stocks. In the fixed income markets, both the primary and secondary markets were strong, which benefited the Company's underwriting and trading activities during the quarter.

Results of Operations

Three-Months Ended May 26, 2000
Compared to Three-Months Ended May 28, 1999

Net income from operations for the second quarter ended May 26, 2000 was $214.4 million or $1.40 per share, an increase of 8.2% from $198.1 million or $1.38 per share for the comparable prior year period. These results are before an after-tax charge of $96.0 million, or $0.63 per share, attributable to increased litigation reserves following the recent jury verdict in the Henryk de Kwiatkowski case. Including such charge, net income was $118.4 million or $0.77 per share, down 40.2% from $198.1 million or $1.38 per share for the comparable prior year period. Net revenues for the 2000 quarter were $1.3 billion, a 2.6% decrease from $1.4 billion for the comparable prior year period. The results reflect decreases in principal transactions and investment banking revenues, partially offset by increases in net interest revenues and commissions. Earnings per share amounts for both periods reflect the stock dividends declared by the Company in January 1999 and October 1999.

Commission revenues increased 18.2% in the 2000 quarter to a record of $321.7 million from $272.1 million in the comparable 1999 period. This increase was attributable to strong performances in the institutional, clearance and private client services areas driven by higher equity transaction volumes. The NYSE average daily volume increased by 26.9% in the 2000 quarter compared to the 1999 period.


The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                                    Three-Months Ended        Three-Months Ended
                                       May 26, 2000               May 28, 1999
                                    ------------------        ------------------

Fixed Income                           $ 144,400                  $ 321,290
Equity                                   223,229                    181,608
Foreign Exchange & Other
    Derivative Financial Instruments     146,315                    158,892
                                       ---------                  ---------
                                       $ 513,944                  $ 661,790
                                       =========                  =========


Revenues from principal transactions decreased 22.3% in the 2000 quarter to $513.9 million from $661.8 million in the comparable 1999 period. This decrease reflects a decline in the Company's fixed income activities, particularly in the mortgage-backed securities, high yield and emerging markets areas. The secondary fixed income markets were weaker due to rising interest rates and reduced customer volumes, which contributed to the decline in these business areas. These comparisons are against a strong 1999 period, which benefited from three rate cuts made by the Fed in the latter part of calendar 1998. Revenues derived from equity activities increased, reflecting strong performances from the over-the-counter and international equity areas. This increase was driven primarily by increased trading volumes in the technology and telecommunications sectors. The decrease in revenues derived from foreign exchange and other derivative financial instruments was primarily attributable to a decrease in fixed income derivatives activities resulting from the difficult market conditions described above, partially offset by an increase in equity derivatives activities.

Investment banking revenues decreased 3.5% to $235.8 million in the 2000 quarter from $244.5 million in the comparable 1999 period. This decrease reflects a decline in fixed income underwriting activity, particularly in the high yield and corporate debt areas, partially offset by an increase in equity underwriting activity and mergers and acquisitions fees.

Net interest and dividends increased 50.3% to $232.5 million in the 2000 quarter from $154.7 million in the comparable 1999 period. The increase was attributable to increased levels of customer margin debt and customer shorts. Average customer margin debt increased to $59.7 billion in the 2000 quarter from $40.3 billion in the comparable 1999 period and was $52.1 billion at May 26, 2000. Average customer shorts increased to $61.8 billion in the 2000 quarter from $56.0 billion in the comparable 1999 period. Average free credit balances increased to $15.0 billion in the 2000 quarter from $11.2 billion in the comparable 1999 period.

Other income decreased 24.5% to $17.4 million in the 2000 quarter from $23.0 million in the comparable 1999 period. The reduction is principally attributable to a decline in incentive-based fees earned by the Asset Management area. The reduction in incentive-based fees was partially offset by an increase in management fees earned by the Company's Asset Management area. The Asset Management area increased assets under management to $14.6 billion at May 26, 2000, which reflected a 23.0% increase over the comparable 1999 date. The largest components of the increase in assets were attributable to mutual funds and alternative investments with alternative investment assets increasing to $2.5 billion at May 26, 2000 from $1.8 billion at May 28, 1999, an increase of 39.5%.

Employee compensation and benefits increased 4.2% to $704.5 million in the 2000 quarter from $676.2 million in the comparable 1999 period. The increase in employee compensation and benefits was primarily attributable to an increase in incentive and discretionary bonus accruals as well as an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, increased to 53.3% in the 2000 quarter from 49.9% in the comparable 1999 period.

All other expenses increased 26.3% to $451.0 million in the 2000 quarter from $357.2 million in the comparable 1999 period. Legal expenses increased by $126.7 million in the 2000 quarter primarily due to an increase in litigation reserves related to the Henryk de Kwiatkowski litigation. CAP Plan expense decreased by $51.2 million to $15.0 million in the 2000 quarter from $66.2 million in the comparable 1999 period, reflecting lower pre-tax earnings. Data processing, communications and depreciation increased $13.5 million or 15.1% as a result of both the upgrading of existing communication and computer systems throughout the firm and increased usage of information services.

The Company's quarterly tax rate decreased to 28.6% in the 2000 quarter from 38.6% in the comparable 1999 period primarily due to a higher proportion of tax preference items to total income as well as higher levels of earnings in lower tax jurisdictions.

Six-Months Ended May 26, 2000
Compared to Six-Months Ended May 28, 1999

Net income from operations for the six-months ended May 26, 2000 was $492.6 million or $3.29 per share, an increase of 14.9% from $428.8 million or $2.83 per share for the comparable prior year period. These results are before an after-tax charge of $96.0 million or $.62 per share, attributable to increased litigation reserves following the recent jury verdict in the Henryk de Kwiatkowski case. Including such charge, net income was $396.6 million or $2.67 per share, down 7.5% from $428.8 million or $2.83 per share for the comparable prior year period. Net revenues increased 7.1% to $2.8 billion in the 2000 period from $2.6 billion in the comparable 1999 period. The results reflect increases in commissions, investment banking revenues, net interest revenues and other income partially offset by a decrease in principal transactions revenues.

Commission revenues increased 21.9% in the 2000 period to $632.1 million from $518.7 million in the comparable 1999 period. This increase was primarily attributable to strong performances in the institutional, clearance and private client services areas driven by higher equity transaction volumes. The NYSE average daily volume increased by 28.5% in the 2000 period compared to the 1999 period.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows:
                                     Six-Months Ended           Six-Months Ended
                                       May 26, 2000               May 28, 1999
                                     --------------              ------------

Fixed Income                            $  389,909                $  705,488
Equity                                     450,556                   330,480
Foreign Exchange & Other
    Derivative Financial Instruments       321,070                   246,119
                                     --------------              ------------
                                       $ 1,161,535               $ 1,282,087
                                     ==============              ============


Revenues from principal transactions decreased 9.4% in the 2000 period to $1.2 billion from $1.3 billion in the comparable 1999 period. The decrease reflects a decline in the Company's fixed income activities, particularly in mortgage-backed securities, high yield and emerging markets trading. The secondary fixed income markets were weaker due to rising interest rates and reduced customer volumes, which contributed to the decline in these business areas. Revenues derived from equity activities increased reflecting strong performances from the over-the-counter, international equity trading and sales, specialist and arbitrage activities. These increases were driven by increased trading volumes in the technology and telecommunications sectors as well as an increase in mergers and acquisitions activity. The increase in foreign exchange and other derivative financial instruments revenues is principally due to increased equity derivatives revenues.

Investment banking revenues increased 13.2% to $544.0 million in the 2000 period from $480.4 million in the comparable 1999 period. This increase reflects higher equity underwriting revenues as well as higher mergers and acquisitions advisory fees in the 2000 period. These increases were partially offset by a decrease in fixed income underwriting, particularly in the high yield and corporate debt areas.

Net interest and dividends increased 34.1% to $420.3 million in the 2000 period from $313.5 million in the comparable 1999 period. The increase was attributable to increased levels of customer margin debt and customer shorts. Average customer margin debt increased to $58.2 billion in the 2000 period from $39.3 billion in the comparable 1999 period. Average customer shorts increased to $63.2 billion in the 2000 period from $58.0 billion in the comparable 1999 period. Average free credit balances increased to $15.2 billion in the 2000 period from $11.9 billion in the comparable 1999 period. The increase in net interest profit was partially offset by higher funding costs incurred during the first quarter as the Company had extended short-term maturities over the 1999
(Y2K) year end.

Other income increased 54.2% to $69.4 million in the 2000 period from $45.0 million in the comparable 1999 period. This increase was primarily attributable to an increase in performance-based and management fees earned by the Company's Asset Management area. The Asset Management area increased assets under management to $14.6 billion at May 26, 2000, which reflected a 23.0% increase over $11.8 billion in assets under management at the comparable 1999 date. The largest components of the increase in assets were attributable to mutual funds and alternative investments as discussed above.

Employee compensation and benefits increased 9.2% to $1.4 billion in the 2000 period from $1.3 billion in the comparable 1999 period. The increase in employee compensation and benefits was primarily attributable to an increase in incentive and discretionary bonus accruals in the 2000 period, an increase in salesmen's commissions related to increased commission revenues as well as an increase in headcount. Employee compensation and benefits, as a percentage of net revenues, increased to 50.3% in the 2000 period from 49.4% in the comparable 1999 period.

All other expenses increased 21.9% to $784.6 million in the 2000 period from $643.4 million in the comparable 1999 period. Legal expenses increased by $121.1 million in the 2000 period primarily due to an increase in litigation reserves related to the Henryk de Kwiatkowski litigation. CAP Plan expense decreased by $34.5 million to $65.7 million in the 2000 period from $100.2 million in the comparable 1999 period, reflecting lower pre-tax earnings. Data processing, communications and depreciation increased $32.9 million or 18.7% in the 2000 period as a result of both the upgrading of existing communication and computer systems throughout the firm and increased usage of information services.

The Company's effective tax rate decreased to 36.0% in the 2000 period compared to 38.1% in the comparable 1999 period primarily due to higher levels of earnings in lower tax jurisdictions.


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

Three-Months Ended May 26, 2000
Compared to Three-Months Ended May 28, 1999
---------------------------------------------------------

                                 Capital Markets

            ------------------------------------------------------------------
                                 Three-Months Ended         Three-Months Ended
             In thousands            May 26, 2000               May 28, 1999
            ------------------------------------------------------------------
             Net revenues             $636,551                   $798,731
             Pre-tax income           $133,398                   $304,353
            ------------------------------------------------------------------

Net revenues for Capital Markets were $636.6 million in the 2000 quarter, down from $798.7 million in the comparable 1999 period. Pre-tax income for Capital Markets was $133.4 million in the 2000 quarter, down from $304.4 million in the comparable 1999 period. Fixed income results in the 2000 quarter were lower compared to the 1999 period as rising interest rates and lower customer volumes resulted in decreases in the Company's mortgage-backed securities, high yield, derivatives, and domestic and European fixed income sales operations. Equity results were strong in the 2000 quarter as active markets and strong deal flow resulted in improved performances from over-the-counter, equity derivatives and international equity trading areas. Investment banking revenues decreased slightly in the 2000 quarter reflecting a decline in fixed income underwriting activity partially offset by increased levels of mergers and acquisitions and equity underwriting activity. Pre-tax income in the 2000 quarter decreased from the comparable 1999 period primarily due to lower levels of profitability from the fixed income area.


                               Execution Services

             -----------------------------------------------------------------
                               Three-Months Ended          Three-Months Ended
              In thousands        May 26, 2000                May 28, 1999
             -----------------------------------------------------------------
              Net revenues           $432,104                   $337,664
              Pre-tax income         $168,243                   $125,282
             -----------------------------------------------------------------


At May 26, 2000, the Company provided securities clearance services to approximately 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed introducing brokers, who engage in either the retail or institutional brokerage business. The Company processed an average of in excess of 265,000 trades per day during the 2000 quarter versus approximately 194,000 trades per day in the comparable 1999 period.

Net revenues for Execution Services approximated $432.1 million in the 2000 quarter, up 28.0% from $337.7 million in the comparable 1999 period. Pre-tax income for Execution Services was $168.2 million in the 2000 quarter, up 34.3% from $125.3 million in the comparable 1999 period. Results reflect increased levels of customer margin debt and transaction volumes, which benefited the Company's clearance revenues and improved domestic and European equity sales volume, which benefited the Company's institutional equity business.

                                Wealth Management

              ----------------------------------------------------------------
                                Three-Months Ended           Three-Months Ended
               In thousands         May 26, 2000                May 28, 1999
              ----------------------------------------------------------------
               Net revenues            $158,344                    $163,863
               Pre-tax income           $10,218                     $37,782
              ----------------------------------------------------------------


Private Client Services ("PCS") provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a team of approximately 500 account executives in seven regional offices. PCS held approximately $40.5 billion in client assets at May 26, 2000, an increase of 6.0% compared to May 28, 1999.

The Asset Management area, through Bear Stearns Asset Management Inc. ("BSAM"), had approximately $14.6 billion in assets under management at May 26, 2000 which reflected a 23.0% increase over $11.8 billion in assets under management at May 28, 1999. The largest components of the increase in assets were attributable to mutual funds and alternative investments with alternative investment assets increasing to $2.5 billion at May 26, 2000 from $1.8 billion at May 28, 1999, an increase of 39.5%.

Net revenues for Wealth Management were $158.3 million in the 2000 quarter, down 3.4% from $163.9 million in the comparable 1999 period. The reduction is principally attributable to a decline in incentive-based fees earned by the Asset Management area. Active equity markets and strong customer volumes from private client activities led to increased commission revenues which partially offset this decline. Pre-tax income in the 2000 quarter decreased from the comparable 1999 period primarily due to the semi-fixed nature of certain expenses and increased costs directly related to obtaining new investors.

Six-Months Ended May 26, 2000
Compared to Six-Months Ended May 28, 1999
----------------------------------------------------

                                 Capital Markets

              ----------------------------------------------------------------
                                  Six-Months Ended           Six-Months Ended
              In thousands          May 26, 2000               May 28, 1999
              ----------------------------------------------------------------
              Net revenues           $1,452,234                 $1,582,163
              Pre-tax income           $405,687                   $612,755
              ----------------------------------------------------------------


Net revenues for Capital Markets were $1.5 billion in the 2000 period, down from $1.6 billion in the comparable 1999 period. Pre-tax income for Capital Markets was $405.7 million in the 2000 period, down from $612.8 million in the comparable 1999 period. Fixed income results in the 2000 quarter were lower compared to the 1999 period as rising interest rates and lower customer volumes resulted in decreases in the Company's mortgage-backed securities, domestic and European fixed income sales and high yield operations. Equity results were strong in the 2000 quarter as active markets and strong deal flow resulted in improved performances from equity derivatives, over-the-counter, international equity trading and risk arbitrage. Investment banking revenues increased in the 2000 period reflecting increased levels of equity underwriting activity and mergers and acquisitions. Pre-tax income in the 2000 period decreased from the comparable 1999 period primarily due to lower levels of profitability from the fixed income area.


                               Execution Services

             -----------------------------------------------------------------
                                  Six-Months Ended          Six-Months Ended
             In thousands           May 26, 2000              May 28, 1999
             -----------------------------------------------------------------
             Net revenues             $835,840                   $645,361
             Pre-tax income           $323,592                   $239,590
             -----------------------------------------------------------------


Net revenues for Execution Services approximated $835.8 million in the 2000 period, up 29.5% from $645.4 million in the comparable 1999 period. Pre-tax income for Execution Services was $323.6 million in the 2000 period, up 35.1% from $239.6 million in the comparable 1999 period. Results reflect increased levels of customer margin debt and transaction volumes, which benefited the Company's clearance revenues and improved domestic and European sales volume, which benefited the Company's institutional equity business.



                                Wealth Management

              ----------------------------------------------------------------
                                   Six-Months Ended         Six-Months Ended
              In thousands           May 26, 2000             May 28, 1999
              ----------------------------------------------------------------
              Net revenues            $384,969                   $309,042
              Pre-tax income           $68,983                    $63,612
              ----------------------------------------------------------------


Net revenues for Wealth Management were $385.0 million in the 2000 period, up 24.6% from $309.0 million in the comparable 1999 period. Growth in assets under management, active equity markets and strong customer volumes resulted in the increase in management fees and commissions in the 2000 period. Strong performances by certain of the Company's managed funds led to increases in performance-based fees during the period. Pre-tax income for Wealth Management was up 8.4% in the 2000 period from the comparable 1999 period. The increase in pre-tax income was not proportional to the increase in net revenues in the 2000 period primarily due to the semi-fixed nature of certain expenses and increased costs directly related to obtaining new investors.

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

The Company's total assets at May 26, 2000 increased to $172.2 billion from $162.0 billion at November 26, 1999. The increase is primarily attributable to an increase in financial instruments owned and receivables from customers resulting from increased levels of margin debt.

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

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer-term source of unsecured financing. During the six-months ended May 26, 2000, the Company received proceeds approximating $4.9 billion from the issuance of long-term debt which, net of retirements, served to increase long-term debt to $19.2 billion at May 26, 2000 from $15.9 billion at November 26, 1999.

The Company maintains an alternative liquidity strategy focused on the liquidity and self-funding ability of the underlying assets. The objective of the strategy is to maintain sufficient sources of alternative funding to enable the Company to fund maturing short- term debt obligations without issuing any new unsecured debt, including commercial paper. The most significant source of alternative funding is the Company's ability to hypothecate or pledge its unencumbered assets as collateral for short-term funding.

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

During the six-months ended May 26, 2000 the Company repurchased a total of 5,352,855 shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $221.7 million. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred and any additional amounts allocated to participants under the CAP Plan.

On January 18, 2000, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (the "Repurchase Program") to allow the Company to purchase (in addition to any shares purchased under a previous repurchase authorization) up to $500 million in aggregate cost of Common Stock. Purchases under the Repurchase Program may be made periodically in fiscal year 2000 or beyond either in the open market or through privately negotiated transactions. During the six-months ended May 26, 2000, the Company purchased, under the previous and current repurchase authorizations, a total of 5,473,554 shares of Common Stock through open market transactions at a cost of approximately $224.3 million. At May 26, 2000, an additional $372.7 million of Common Stock may be purchased pursuant to the Repurchase Program. Purchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Repurchase Program and are not included in calculating the remaining number of shares of Common Stock that the Company may purchase under such program.

Cash Flows

Cash and cash  equivalents  decreased by $510.1  million  during the  six-months ended May 26, 2000. Cash used in operating activities during the six-months ended May 26, 2000 was $7.7 billion, primarily due to increases in financial instruments owned and customer receivables and a decrease in customer payables, partially offset by an increase in financial instruments sold, but not yet purchased. Financing activities provided cash of $7.3 billion, primarily derived from net proceeds from short-term borrowings and the issuance of long-term borrowings, partially offset by payments for retirement of long-term borrowings. Investing activities during the six-months ended May 26, 2000 used $179.1 million for purchases of property, equipment and leasehold improvements of $86.1 million and net purchases of investment securities and other assets of $93.0 million.


Merchant Banking and High Yield Securities

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans, and have not historically required significant levels of capital investment. At May 26, 2000, the Company held investments in twenty five leveraged transactions with an aggregate value of approximately $287.6 million.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield investments"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At May 26, 2000, the Company held high yield instruments of $1.7 billion owned and $0.4 billion sold short, as compared to $1.5 billion owned and $0.3 billion sold short as of November 26, 1999.

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

Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty. Parameter estimates, such as volatilities and correlations, were based on daily tests through May 26, 2000. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.


This table illustrates the value at risk for each component of market risk as of:

                                         May 26,           November 26,
    In millions                           2000                1999
    -----------                          ------             --------
    MARKET RISK
         Interest                       $  10.2             $  11.9
         Currency                           1.5                 1.2
         Equity                             7.9                12.6
         Diversification benefit           (6.6)               (8.4)
                                         ------             --------
              Total                     $  13.0             $  17.3
                                         ======             ========


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

Part II - Other Information

Item 1.     Legal Proceedings

In re Daisy Systems Corp., Debtor.

As previously reported in the Company's Report on Form 10-K for the fiscal year ended June 30, 1999 ("1999 Form 10-K"), Bear, Stearns and Co. Inc. ("Bear Stearns") is a defendant in litigation pending in the United States District Court for the Northern District of California.

The parties have reached an agreement, which is subject to court approval, to settle this action.


Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's 1999 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On May 17, 2000, a jury returned a verdict finding that Bear Stearns, Bear, Stearns Securities Corp. ("BSSC") and Bear Stearns Forex Inc. ("Forex") were liable to plaintiff for negligence and awarded damages in the amount of $111.5 million. The jury also found that defendants had not breached any fiduciary duties. On June 2, 2000, the court also awarded pre-judgement interest of $52.3 million. Bear Stearns, BSSC and Forex have filed appropriate motions to overturn the verdict in the district court and if such motions are unsuccessful, plan to appeal the verdict.


Kennilworth Partners LP, et al. v. Bear, Stearns Securities Corp., et al.

On May 2, 2000, Kennilworth Partners LP and Kennilworth Partners II LP commenced a National Association of Securities Dealers ("NASD") arbitration proceeding against BSSC and Bear Stearns. Claimants allege that respondents committed breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, common law fraud and tortious interference with contract in connection with the provision of clearing services to the claimants. Compensatory and punitive damages in excess of $50 million are sought.

Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in this NASD arbitration proceeding, and believe that they have substantial defenses to these claims.


Argos, et al. v. Michael Berger, et al.

As previously reported in the Company's Report on Form 10-Q for the quarter ended February 25, 2000, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On June 21, 2000, an amended complaint was filed adding nine shareholders of Manhattan Investment Fund Limited as plaintiffs and asserting the same claims against the same defendants as were named in the original complaint. Compensatory damages in excess of $93.5 million, and $1 billion in punitive damages from each defendant, are sought.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.


Other

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

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

                           (i) A Current Report on Form 8-K dated and filed on March 15, 2000, pertaining to the Company's results of operations for the three-months ended February 25, 2000.

                           (ii) A Current Report on Form 8-K dated March 17, 2000 and filed on March 20, 2000, pertaining to an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences described in the Prospectus Supplement dated March 17, 2000 related to the Company's medium-term note, series B program.

                           (iii) A Current Report on Form 8-K dated March 22, 2000 and filed on March 29, 2000, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the Floating Rate Global Notes due 2003 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

                           (iv) A Current Report on Form 8-K dated April 6, 2000 and filed on April 7, 2000, pertaining to the Company's recast unaudited statements of income for the three-month periods ended February 26, 1999, May 28, 1999, August 27, 1999 and November 26, 1999 and
                           the three-month periods ended February 27, 1998, May 29, 1998, August 28, 1998 and November 27, 1998.

                           (v) A Current Report on Form 8-K dated May 17, 2000 and filed on May 19, 2000, pertaining to the litigation captioned Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    The Bear Stearns Companies Inc.
                                             (Registrant)




Date:  July 10, 2000                By: /s/ Marshall J Levinson
                                        Marshall J Levinson
                                        Controller
                                       (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  Exhibit Index


Exhibit No.                         Description                       Page


   (11)      Statement Re Computation of Per Share Earnings            39

   (12)      Statement Re Computation of Earnings to Fixed Charges     40

   (27)      Financial Data Schedule                                   41