Form 10-Q
period 2000-08-25
BEAR STEARNS COMPANIES INC
filed 2000-10-10
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 25, 2000

                                       or

[  ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

         For the transition period from _____________ to ______________



                          Commission File Number 1-8989

                         THE BEAR STEARNS COMPANIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   13-3286161
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                    245 Park Avenue, New York, New York 10167
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (212) 272-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of October 5, 2000, the latest practicable date, there were 106,722,503 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition at August 25, 2000 (Unaudited) and November 26, 1999 (Audited)

            Consolidated Statements of Income (Unaudited) for the three-month and nine-month periods ended August 25, 2000 and August 27, 1999

            Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended August 25, 2000 and August 27, 1999

            Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

            Signature

                         THE BEAR STEARNS COMPANIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS

                                            AUGUST 25,             NOVEMBER 26,
                                               2000                    1999
                                           -------------           -------------
                                            (UNAUDITED)
                                                       (IN THOUSANDS)

Cash and cash equivalents                  $   1,350,753           $   1,570,483
Cash and securities deposited
  with clearing organizations
  or segregated in compliance
  with federal regulations                     1,154,615               1,188,788
Securities purchased under
  agreements to resell                        36,313,163              35,999,998
Receivable for securities
  provided as collateral                       1,702,219               2,571,404
Securities borrowed                           63,382,318              60,429,297
Receivables:
     Customers                                21,075,549              16,839,040
     Brokers, dealers and others                 781,173                 542,038
     Interest and dividends                      475,733                 422,402
Financial instruments owned, at
  fair value                                  45,513,097              40,764,802
Property, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                  530,956                 504,040
Other assets                                   2,572,942               1,205,670
                                           -------------           -------------

Total Assets                               $ 174,852,518           $ 162,037,962
                                           =============           =============

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             AUGUST 25,           NOVEMBER 26,
                                               2000                   1999
                                           -------------          -------------
                                            (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

Short-term borrowings                      $  18,206,039          $  13,424,201
Securities sold under
  agreements to repurchase                    62,228,387             53,323,109
Obligation to return
  securities received as
  collateral                                   2,620,720              3,999,229
Payables:
  Customers                                   39,563,261             42,843,757
  Brokers, dealers and others                  4,141,223              5,596,577
  Interest and dividends                         652,633                532,023
Financial instruments sold,
  but not yet purchased,
  at fair value                               20,473,903             19,704,921
Accrued employee compensation
  and benefits                                 1,562,149                733,241
Other liabilities and accrued
  expenses                                       635,730                527,565
                                           -------------          -------------
                                             150,084,045            140,684,623
                                           -------------          -------------
Commitments and contingencies

Long-term borrowings                          19,356,873             15,911,392
                                           -------------          -------------

Guaranteed Preferred Beneficial
  Interests in Company
  Subordinated Debt Securities                   500,000                500,000
                                           -------------          -------------

Stockholders' Equity

  Preferred Stock                                800,000                800,000
  Common Stock, $1.00 par value;
    200,000,000 shares authorized;
    184,805,848 shares issued at
      August 25, 2000 and
      November 26, 1999                          184,806                184,806
  Paid-in capital                              2,520,714              2,509,801
  Retained earnings                            2,430,727              1,916,516
  Capital Accumulation Plan                    1,136,732              1,179,101
  Treasury stock, at cost
    Adjustable Rate Cumulative Preferred
      Stock, Series A - 2,520,750 shares        (103,421)              (103,421)
    Common Stock - 78,047,575 shares and
      66,367,276 shares at August 25,
      2000 and November 26, 1999,
      respectively                            (2,057,958)            (1,544,856)
                                           -------------          -------------
Total Stockholders' Equity                     4,911,600              4,941,947
                                           -------------          -------------

Total Liabilities and Stockholders' Equity $ 174,852,518          $ 162,037,962
                                           =============          =============

See Notes to Consolidated Financial Statements.

                                                   THE BEAR STEARNS COMPANIES INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                                  ---------------------------------


                                                           THREE-MONTHS ENDED                    NINE-MONTHS ENDED
                                                   ----------------------------------    ----------------------------------
                                                      AUGUST 25,         AUGUST 27,        AUGUST 25,         AUGUST 27,
                                                        2000                1999              2000               1999
                                                   ----------------   ---------------    ---------------    ---------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues
    Commissions                                    $     262,042      $    238,665       $    894,143       $    757,329
    Principal transactions                               528,202           496,549          1,689,737          1,778,636
    Investment banking                                   236,897           266,031            780,945            746,464
    Interest and dividends                             1,353,628         1,011,518          4,138,265          2,894,846
    Other income                                          35,236            29,255            104,632             74,246
                                                   ----------------   ---------------    ---------------    ---------------
       Total Revenues                                  2,416,005         2,042,018          7,607,722          6,251,521
    Interest expense                                   1,144,527           846,429          3,508,872          2,416,272
                                                   ----------------   ---------------    ---------------    ---------------
       Revenues, net of interest expense               1,271,478         1,195,589          4,098,850          3,835,249
                                                   ----------------   ---------------    ---------------    ---------------

Non-interest expenses
    Employee compensation and benefits                   663,999           602,200          2,087,182          1,905,947
    Floor brokerage, exchange and clearance fees          35,820            37,019            111,690            111,870
    Communications                                        39,931            37,237            125,047            110,904
    Depreciation and amortization                         37,472            36,213            112,978            103,455
    Occupancy                                             26,909            26,804             79,441             83,009
    Advertising and market development                    32,531            23,814             91,779             72,148
    Data processing and equipment                         22,843            19,503             71,284             54,810
    Other expenses                                       142,390           107,237            530,244            395,030
                                                   ----------------   ---------------    ---------------    ---------------
       Total non-interest expenses                     1,001,895           890,027          3,209,645          2,837,173
                                                   ----------------   ---------------    ---------------    ---------------

Income before provision for income taxes                 269,583           305,562            889,205            998,076
Provision for income taxes                                88,147           113,277            311,211            377,025
                                                   ----------------   ---------------    ---------------    ---------------

Net income                                         $     181,436      $    192,285       $    577,994 (3)   $    621,051
                                                   ================   ===============    ===============    ===============


Net income applicable to common shares             $     171,658      $    182,507       $    548,659       $    591,716
                                                   ================   ===============    ===============    ===============


Basic earnings per share (1) (2)                   $           1.33   $          1.19    $          4.00    $          4.02
                                                   ================   ===============    ===============    ===============
Diluted earnings per share (1) (2)                 $           1.32   $          1.19    $          4.00    $          4.02
                                                   ================   ===============    ===============    ===============


Weighted average common and common
  equivalent shares outstanding (2):
    Basic                                            148,816,237       165,365,835        152,967,377        164,796,954
                                                   ================   ===============    ===============    ===============
    Diluted                                          149,242,192       165,365,835        153,169,316        164,796,954
                                                   ================   ===============    ===============    ===============
Cash dividends declared
  per common share (2)                             $           0.15     $        0.14    $          0.40(4) $          0.43
                                                   ================   ===============    ===============    ===============



(1) Earnings per share is calculated based on net income reduced for preferred stock dividends and increased for costs related to the Capital Accumulation Plan (the "CAP Plan"). The costs related to the CAP Plan are added back as the shares related to the CAP
Plan are included in weighted average common and common equivalent shares outstanding.

(2) Reflects all stock dividends declared through October 29, 1999.

(3) These results include an after tax-charge of $96.0 million, or 63 cents per share, attributable to increased litigation reserves following the jury verdict in the Henryk de Kwiatkowski litigation.

(4) This cash dividend relates to the quarter ended December 31, 1999 ($.15), the two-month period ended February 25, 2000 ($.10, declared to coincide with the Company's new quarterly periods resulting from the Company's change in fiscal year-end) and the quarter ended May 26, 2000 ($.15).


See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      -------------------------------------


                                                      NINE-MONTHS ENDED
                                           ------------------------------------
                                             AUGUST 25,             AUGUST 27,
                                               2000                   1999
                                           --------------         -------------
                                                      (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $     577,994          $     621,051
Adjustments to reconcile net income to
  cash used in operating activities:
    Depreciation and amortization                112,978                103,455
    Deferred income taxes                       (165,837)              (184,861)
    Other                                         (1,153)               124,921
(Increases) decreases in operating assets:
    Cash and securities deposited with
      clearing organizations or
      segregated in compliance with
      federal regulations                         34,173              2,193,718
    Securities purchased under agreements
      to resell                                 (313,165)            (1,816,185)
    Securities borrowed                       (2,953,021)            (2,406,516)
    Receivables:
      Customers                               (4,236,509)            (3,571,947)
      Brokers, dealers and others               (239,135)              (116,234)
      Financial instruments owned             (5,257,619)             4,028,129
      Other assets                            (1,038,877)                88,525
Increases (decreases) in operating
  liabilities:
  Securities sold under agreements to
    repurchase                                 8,905,278                  2,773
  Payables:
    Customers                                 (3,280,496)            (6,615,293)
    Brokers, dealers and others               (1,455,354)              (190,602)
    Financial instruments sold, but not
      yet purchased                              768,982              3,326,408
    Accrued employee compensation and
      benefits                                   717,508               (178,320)
    Other liabilities and accrued expenses       260,149               (875,356)
                                           -------------          -------------
Cash used in operating activities             (7,564,104)            (5,466,334)
                                           -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings        4,781,838              1,131,452
Net proceeds from issuance of long-term
  borrowings                                   7,444,453              4,213,179
Net proceeds from issuance of subsidiary
  securities                                           -                290,550
Redemption of Preferred Stock                          -               (150,000)
Capital Accumulation Plan                              -                329,475
Tax benefit of Common Stock distributions         12,285                 91,840
Note repayment from ESOP Trust                         -                  7,114
Payments for:
  Retirement of long-term borrowings          (4,036,861)            (1,992,164)
   Treasury stock purchases                     (555,867)              (358,346)
Cash dividends paid                              (73,562)               (81,254)
                                           -------------          -------------
Cash provided by financing activities          7,572,286              3,481,846
                                           -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and
  leasehold improvements                        (139,894)              (127,418)
Purchases of investment securities and
  other assets                                  (142,012)               (61,396)
Proceeds from sales of investment
  securities and other assets                     53,994                119,084
                                           -------------          -------------
Cash used in investing activities               (227,912)               (69,730)
                                           -------------          -------------

Net decrease in cash and cash equivalents       (219,730)            (2,054,218)
Cash and cash equivalents, beginning of
  period                                       1,570,483              3,495,900
                                           -------------          -------------

Cash and cash equivalents, end of period   $   1,350,753          $   1,441,682
                                           =============          =============

Statement of Financial Accounting Standards No. 125 requires balance sheet recognition of collateral related to certain secured financing transactions, which are non-cash activities and did not impact the Consolidated Statements of Cash Flows.

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------


1.  BASIS OF PRESENTATION AND ACCOUNTING DEVELOPMENTS

    The accompanying consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The Board of Directors declared 5% stock dividends on the Company's Common Stock in January 1999 and October 1999. Earnings per share data for all periods included in the consolidated financial statements reflect such 5% stock dividends. Additionally, all information in the Notes to Consolidated Financial Statements related to the five-month period ended November 26, 1999 is audited.

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

    Accounting Changes and Developments

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions of assets, liabilities or firm commitments, changes in the fair value of the derivative will generally be offset by changes in fair value of the related hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------

1.  BASIS OF PRESENTATION AND ACCOUNTING DEVELOPMENTS
    (CONTINUED)

    year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133."

    The Company expects to adopt SFAS No. 133, as amended by SFAS No. 138, when required in the first quarter of fiscal 2001 and is continuing to assess the potential impact on the Company's accounting for such activities. The Company does not currently expect that adoption of this statement will have a material effect on the Consolidated Financial Statements.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments owned and financial instruments sold, but not yet purchased, consist of the Company's proprietary trading and investment accounts, at fair value, as follows:

                                                                  August 25,             November 26,
In thousands                                                         2000                    1999
-----------------------------------------------------------------------------------------------------

   Financial instruments owned:
       US government and agency                                  $11,814,491               $7,662,482
       Other sovereign governments                                 2,985,855                2,785,025
       Corporate equity and convertible debt                       8,270,711                9,421,251
       Corporate debt                                              3,562,190                4,835,056
       Derivative financial instruments                            5,377,888                4,734,149
       Mortgages and other mortgage-backed securities             12,869,983               10,911,528
       Other                                                         631,979                  415,311
                                                                 -----------               ----------
                                                                 $45,513,097              $40,764,802
                                                                 ===========              ===========
   Financial instruments sold, but not yet purchased:
       US government and agency                                   $6,796,363               $4,074,379
       Other sovereign governments                                 1,941,275                2,116,448
       Corporate equity                                            7,360,428                7,665,516
       Corporate debt                                                377,808                1,228,338
       Derivative financial instruments                            3,996,455                4,599,592
       Other                                                           1,574                   20,648
                                                                 -----------               ----------
                                                                 $20,473,903              $19,704,921
                                                                 ===========              ===========

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------

3.  COMMITMENTS AND CONTINGENCIES

    At August 25, 2000, the Company was contingently liable for unsecured letters of credit of approximately $2.3 billion and letters of credit secured by financial instruments of approximately $118.6 million, both of which are principally used as deposits for securities borrowed or to satisfy margin deposits at option and commodity exchanges.

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

4.  REGULATORY REQUIREMENTS

    Bear Stearns and BSSC, wholly-owned subsidiaries of the Company, are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $1.2 billion which is net capital of BSSC in excess of 5% of aggregate debit items arising from customer transactions, as defined. At August 25, 2000, Bear Stearns' net capital, as defined, of $2.32 billion exceeded the minimum requirement by $2.27 billion.

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

    At August 25, 2000, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------

5.  EARNINGS PER SHARE

    Earnings per share ("EPS") is computed by dividing net income applicable to common shares adjusted for costs related to the Capital Accumulation Plan by the weighted average number of common shares and common share equivalents outstanding during each period presented. Weighted average shares used to calculate diluted EPS include the effect of stock options. Common shares include the assumed distribution of shares of common stock issuable under various employee benefit plans, including certain of the Company's deferred compensation arrangements.

6.  CASH FLOW INFORMATION

    Cash payments for interest approximated interest expense for the nine-months ended August 25, 2000 and August 27, 1999. Income taxes paid totaled $632.8 million and $165.6 million for the nine-months ended August 25, 2000 and August 27, 1999, respectively.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------


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

    In order to measure derivative activity, notional or contract amounts are frequently used. Notional/contract amounts, which are not included on the balance sheet, are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only of the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

    The following table represents the notional/contract amounts of the Company's outstanding derivative financial instruments as of August 25, 2000 and November 26, 1999:

                                                 August 25,         November 26,
In billions                                         2000                1999
--------------------------------------------------------------------------------
Interest Rate:
   Swap agreements, including options,
     swaptions, caps, collars, and floors         $392.6              $371.4
   Futures contracts                                48.5                47.3
   Options held                                     19.0                43.8
   Options written                                   3.9                18.4

Foreign Exchange:
   Futures contracts                                20.4                39.9
   Forward contracts                                12.3                10.0
   Options held                                      3.1                 5.5
   Options written                                   3.1                 4.1

Mortgage-Backed Securities -
   Forward contracts                                63.7                51.9

Equity:
    Swap agreements                                 27.1                15.1
    Futures contracts                                4.1                 2.1
    Options held                                     7.1                 6.5
    Options written                                  5.7                 6.3



The derivative financial instruments used in the Company's trading and dealer activities are recorded at fair value with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in revenues derived from principal transactions.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------


7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

    The fair values of derivative financial instruments held or issued for trading and hedging purposes as of August 25, 2000 and November 26, 1999, were as follows:


                                August 25,                    November 26,
                                   2000                           1999
                            ----------------------------------------------------
In millions                  Assets   Liabilities          Assets    Liabilities
--------------------------------------------------------------------------------
   Swap agreements           $3,453        $2,108          $3,016         $2,952
   Futures and forward
      contracts                 219           304             264            158
   Options held               1,706                         1,454
   Options written                          1,584                          1,490

    The average monthly fair values of the derivative financial instruments for the three-months ended August 25, 2000 and November 26, 1999 were as follows:



                                August 25,                    November 26,
                                   2000                           1999
                            ----------------------------------------------------
In millions                  Assets   Liabilities          Assets    Liabilities
--------------------------------------------------------------------------------

   Swap agreements           $3,677        $3,173          $2,421         $2,625
   Futures and forward
      contracts                 331           328             244            287
   Options held               1,550                         1,178
   Options written                          1,340                          1,577

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

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
    (CONTINUED)

    The following table summarizes the credit quality of the Company's over-the-counter derivatives by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $2.8 billion and $1.7 billion of collateral as of August 25, 2000 and November 26, 1999, respectively:


                                     August 25,         November 26,
    In millions                        2000                1999
    ----------------------------------------------------------------
          RATING(1)                     NET REPLACEMENT COST
           AAA                         $ 228.0            $ 192.3
           AA                            713.2              597.1
           A                             495.0              600.7
           BBB                            43.3               79.8
           BB and Lower                   40.6               56.9
           Non-rated                       0.1                -


    (1) Internal designations of counterparty credit quality are based on actual ratings made by external ratings agencies or comparable ratings established and utilized by the Company's Credit Department.


8.  SEGMENT DATA

    The Company operates in three principal segments: Capital Markets, Execution Services and Wealth Management. These segments are strategic business units that offer an array of products and services. They are managed separately as different levels and types of expertise are required to effectively manage the segments' transactions.

    The Capital Markets segment is comprised of Equities, Fixed Income and Investment Banking areas. Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal securities and high yield instruments and foreign exchange and derivatives. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  ------------------------------------------


8.  SEGMENT DATA (CONTINUED)

    The Execution Services segment is comprised of clearance and commission-related areas, including institutional equity sales, institutional futures sales and specialist activities. Clearance provides clearing, margin lending and securities borrowing to facilitate customer short sales to approximately 2,900 clearing clients worldwide. The commission-related areas provide research and execution capabilities in US equity securities and financial futures to our institutional clients.

    The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service including access to the Company's resources and professionals. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals and, in turn, earns management and/or performance fees on the institutional and high-net-worth products it offers.

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

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                  ------------------------------------------


8.  SEGMENT DATA (CONTINUED)

   For the three-months ended August 25, 2000:

   (in thousands)                         Net Revenues         Pre-Tax Income (Loss)          Segment Assets
----------------------------------- ---------------------- -------------------------- -------------------------
   Capital Markets                       $   682,862                $ 141,868                 $ 116,250,869
   Execution Services                        366,710                  138,693                    61,313,073
   Wealth Management                         157,316                   22,556                     3,012,818
   Other (a)                                  64,590                  (33,534)                   (5,724,242)

----------------------------------- ---------------------- -------------------------- -------------------------
   Total                                 $ 1,271,478                $ 269,583                 $ 174,852,518
=================================== ====================== ========================== =========================

   For the three-months ended August 27, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
----------------------------------- ---------------------- -------------------------- -------------------------
   Capital Markets                       $   685,083                $ 225,399                 $ 112,664,283
   Execution Services                        337,514                  123,898                    51,844,752
   Wealth Management                         139,840                   14,073                     3,103,576
   Other (a)                                  33,152                  (57,808)                   (3,530,382)
----------------------------------- ---------------------- -------------------------- -------------------------
   Total                                 $ 1,195,589                $ 305,562                 $ 164,082,229
=================================== ====================== ========================== =========================


   For the nine-months ended August 25, 2000:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
----------------------------------- ---------------------- -------------------------- -------------------------
   Capital Markets                       $ 2,135,096                $ 547,555                 $ 116,250,869
   Execution Services                      1,202,550                  462,285                    61,313,073
   Wealth Management                         542,285                   91,539                     3,012,818
   Other (a)                                 218,919                 (212,174)                   (5,724,242)

----------------------------------- ---------------------- -------------------------- -------------------------
   Total                                 $ 4,098,850                $ 889,205                 $ 174,852,518
=================================== ====================== ========================== =========================

   For the nine-months ended August 27, 1999:

   (in thousands)                         Net Revenues        Pre-Tax Income (Loss)         Segment Assets
----------------------------------- ---------------------- -------------------------- -------------------------
   Capital Markets                       $ 2,267,246                $ 838,154                 $ 112,664,283
   Execution Services                        982,875                  363,488                    51,844,752
   Wealth Management                         448,882                   77,685                     3,103,576
   Other (a)                                 136,246                 (281,251)                   (3,530,382)
----------------------------------- ---------------------- -------------------------- -------------------------
   Total                                 $ 3,835,249                $ 998,076                 $ 164,082,229
=================================== ====================== ========================== =========================



    (a) Other is comprised of consolidation/elimination entries, unallocated revenues (predominantly interest), corporate administrative functions, including the accrual related to the Henryk de Kwiatkowski litigation (for the nine-months ended August 25, 2000), and costs related to the Capital Accumulation Plan (the "CAP Plan").

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

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Current Report on Form 8-K for the five-month period ended November 26, 1999 ("Transition Period").

Business Environment
--------------------

The business environment during the Company's third quarter ended August 25, 2000 was characterized by moderate US economic growth and modest inflation. Several economic reports showed that the US economy continued to expand but at a slower pace than in previous quarters while inflation remained modest despite increasing oil prices. The Fed met twice during the quarter and left interest rates unchanged but maintained its inflation bias and noted that inflation remained the most significant risk to the economy. Optimism that the Fed would not raise rates at its October 3, 2000 meeting, the last Fed meeting before the November presidential elections, and that short term rates would not be raised for the remainder of the year, was somewhat offset by worries that a slower economy would bring more modest growth in corporate earnings. While this contributed to volatility in the equity markets during the quarter, overall interest in domestic stocks was strong. During the quarter ended August 25, 2000, the Dow Jones Industrial Average ("DJIA") and the Standard & Poor's 500 Index ("S&P") increased 8.7% and 9.3%, respectively. The technology-heavy NASDAQ increased 26.1% during the 2000 quarter, resulting from increased demand for technology and telecommunications issues which resulted in increased equity trading revenues compared to the prior year period. Weakness in certain of the Company's fixed income businesses during the quarter ended August 25, 2000, related to weak fixed income markets due to the continued inverted yield curve and widening of corporate spreads, resulted in decreases in fixed income trading and underwriting activity.

The business environment during the three-months ended August 27, 1999 was characterized by active markets and growth in both NYSE and NASDAQ trading volume. Volatility in the fixed income markets increased due to credit spreads widening. The Fed met twice during the period and at each meeting raised the federal funds rate by 25 basis points. While concerns over inflation and the anticipation of further increases in the overnight lending rate by the Fed contributed to some volatility in the financial markets during the 1999 period, overall economic trends, including higher levels of consumer confidence and low unemployment, were generally positive. Equity markets continued to be fueled by strong interest in internet and technology issues. For the three-month period ended August 27, 1999 the DJIA and S&P increased 5.0% and 3.5%, respectively, while the NASDAQ increased 11.7%. In the fixed income markets, conditions were generally positive, which benefited the Company's underwriting and trading activities, specifically the mortgage-backed securities, high yield and corporate bond areas.

Results of Operations
---------------------

Three-Months Ended August 25, 2000
Compared to Three-Months Ended August 27, 1999
----------------------------------------------

Net income from operations for the third quarter ended August 25, 2000 was $181.4 million, a decrease of 5.6% from $192.3 for the comparable prior year period. Earnings per diluted share was $1.32, up 10.9% from $1.19 per share for the same period a year ago.

Revenues, net of interest expense, for the 2000 quarter were $1.3 billion, a 6.3% increase from $1.2 billion for the comparable prior year period. The results for the quarter reflect increases in commissions, net interest revenues and principal transactions, partially offset by a decrease in investment banking revenues.

Commission revenues increased 9.8% in the 2000 quarter to $262.0 million from $238.7 million in the comparable 1999 period. This increase was attributable to strong performances in the institutional, clearance and private client services areas driven by higher equity transaction volumes, partially offset by a decrease in futures commissions.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows (in thousands):

                                   Three-Months Ended        Three-Months Ended
                                    August 25, 2000           August 27, 1999
                                    ---------------           ---------------

Fixed Income                          $  179,719                $   242,272
Equity                                   190,763                    154,918
Derivative Financial  Instruments
  including Foreign Exchange             157,720                     99,359
                                      ----------                -----------
                                      $  528,202                $   496,549
                                      ==========                ===========


Revenues from principal transactions increased 6.4% in the 2000 quarter to $528.2 million from $496.5 million in the comparable 1999 period. The increase reflects an increase in derivatives, particularly in the equity derivatives area which had a record performance in the 2000 quarter. Additionally, results reflect increases in equity activities, particularly in the over-the-counter, specialist and international equity trading areas. The equity markets were strong during the 2000 quarter driven by increased trading volumes in the technology and telecommunication sectors which contributed to the increase in these business areas. This increase was partially offset by a decrease in revenues derived from fixed income activities, particularly in the mortgage-backed and high yield areas. Reduced customer volumes and the widening of high yield spreads contributed to the declines in these business areas.

Investment banking revenues decreased 11.0% to $236.9 million in the 2000 quarter from $266.0 million in the comparable 1999 period. The decrease reflects a decline in equity underwriting activity due to lower new issue volume in the technology and telecommunications sectors during the 2000 quarter as well as a decline in fixed income underwriting activity, particularly in the high yield area. The decline was partially offset by the increase in merchant banking revenues to $34.3 million in the 2000 quarter from $7.6 million in the comparable 1999 period.

Net interest and dividend revenues were $209.1 million in the 2000 quarter, an increase of 26.7% from $165.1 million in the comparable 1999 period. The increase was attributable to increased levels of customer shorts and increased levels of customer margin debt. For the quarter ended August 25, 2000, average customer margin debt increased to $56.4 billion, up from $43.1 billion in the comparable 1999 period, and was $56.0 billion at August 25, 2000. Average customer shorts increased to $59.8 billion, up from $56.7 billion in the comparable 1999 period and was $60.0 billion at August 25, 2000. Average free credit balances increased to $14.8 billion in the 2000 quarter from $12.5 billion in the comparable 1999 period.

Other income increased 20.4% to $35.2 million in the 2000 quarter from $29.3 million in the comparable 1999 period primarily due to an increase in management and incentive-based fees earned by the Company's Asset Management area. The Asset Management area increased assets under management to $16.6 billion at August 25, 2000, which reflects a 39.5% increase over the comparable 1999 date. Strong net inflows and market appreciation led to the growth in assets under management during the 2000 quarter. The largest components of the increase in assets were attributable to mutual funds and alternative investment products. Mutual funds grew 163.6% to $3.9 billion at August 25, 2000 from $1.5 billion at August 27, 1999 while alternative investment products grew 48.9% to $2.8 billion at August 25, 2000 from $1.9 billion at August 27, 1999.

Employment compensation and benefits increased 10.3% to $664.0 million in the 2000 quarter from $602.2 million in the comparable 1999 period. Employee compensation and benefits, as a percentage of net revenues, increased to 52.2% in the 2000 quarter from 50.4% in the comparable 1999 period. The Company's compensation as a percentage of net revenues was 50.7% for the 14 month period ended August 25, 2000. The increase in compensation to net revenues during the quarter principally reflects the Company's development of its investment banking and equity businesses, both domestically and in Europe.

Non-compensation related expenses increased 17.4% to $337.9 million in the 2000 quarter from $287.8 million in the comparable 1999 period primarily due to costs associated with increased business activity and global expansion. CAP Plan expense increased $19.4 million to $45.7 million in the 2000 quarter from $26.3 million in the comparable 1999 period. Employment agency and professional fees and advertising and market development increased $10.2 million and $8.7 million, respectively in the 2000 quarter compared to the 1999 period. Communications, data processing and depreciation also contributed to the increase in non-compensation related expenses.

The Company's quarterly tax rate decreased to 32.7% in the 2000 quarter from 37.1% in the comparable 1999 period. This adjusts the Company's effective tax rate for the nine-months ended August 25, 2000 to 35.0% which is primarily due to a higher level of earnings in lower tax jurisdictions.

Nine-Months Ended August 25, 2000
Compared to Nine-Months Ended August 27, 1999
---------------------------------------------

Net income from operations for the nine-months ended August 25, 2000 was $578.0 million or $4.00 per diluted share, a decrease of 6.9% from $621.1 million or $4.02 per diluted share for the comparable prior year period. These results include an after-tax charge of $96.0 million or $0.63 per share, attributable to increased litigation reserves following the jury verdict in the Henryk de Kwiatkowski litigation.

Revenues, net of interest expense, increased 6.9% to $4.1 billion in the 2000 period from $3.8 billion in the comparable 1999 period. The results reflect increases in net interest revenues, commissions, investment banking revenues and other income, partially offset by a decrease in principal transactions revenues.

Commission revenues increased 18.1% in the 2000 period to $894.1 million from $757.3 million in the comparable 1999 period. This increase was primarily attributable to strong performances in the institutional, clearance and private client services areas driven by higher equity transaction volumes. The NYSE average daily volume increased by 28.9% in the 2000 period compared to the 1999 period.

The Company's principal transactions revenues by reporting categories, including derivatives, are as follows (in thousands):

                                  Nine-Months Ended        Nine-Months Ended
                                   August 25, 2000          August 27, 1999
                                   ---------------          ---------------

Fixed Income                         $   569,845              $    947,760
Equity                                   641,317                   485,398
Derivative Financial Instruments
  including Foreign Exchange             478,575                   345,478
                                     -----------              ------------
                                     $ 1,689,737              $  1,778,636
                                     ===========              ============

Revenues from principal transactions decreased 5.0% in the 2000 period to $1.7 billion from $1.8 billion in the comparable 1999 period. The decrease reflects a decline in the Company's fixed income activities, particularly in mortgage-backed securities, high yield and emerging markets trading. The secondary fixed income markets were weaker due to rising interest rates and reduced customer volumes, which contributed to the decline in these business areas. Revenues derived from equity activities increased, reflecting strong performances from the over-the-counter, international equity trading and sales, specialist and arbitrage activities. These increases were driven by increased trading volumes particularly in the technology and telecommunications sectors as well as an increase in mergers and acquisitions activity. The increase in foreign exchange and other derivative financial instruments revenues is principally due to increased equity derivatives revenues.

Investment banking revenues increased 4.6% to $780.9 million in the 2000 period from $746.5 million in the comparable 1999 period. This increase reflects higher mergers and acquisitions advisory fees and merchant banking revenues as well as higher equity underwriting revenues in the 2000 period. These increases were partially offset by a decrease in fixed income underwriting, particularly in the high yield and corporate debt areas.

Net interest and dividends increased 31.5% to $629.4 million in the 2000 period from $478.6 million in the comparable 1999 period. The increase was attributable to increased levels of customer margin debt and customer shorts. Average customer margin debt increased to $57.6 billion in the 2000 period from $40.5 billion in the comparable 1999 period. Average customer shorts increased to $62.2 billion in the 2000 period from $57.4 billion in the comparable 1999 period. Average free credit balances increased to $15.0 billion in the 2000 period from $12.1 billion in the comparable 1999 period. The increase in net interest profit was partially offset by higher funding costs incurred during the first quarter as the Company had extended short-term maturities over the 1999
(Y2K) year-end.

Other income increased 40.9% to $104.6 million in the 2000 period from $74.2 million in the comparable 1999 period. This increase was primarily attributable to an increase in performance-based and management fees earned by the Company's Asset Management area. The Asset Management area increased assets under management to $16.6 billion at August 25, 2000, which reflected a 39.5% increase over $11.9 billion in assets under management at the comparable 1999 date. The largest components of the increase in assets were attributable to mutual funds and alternative investments as discussed above.

Employee compensation and benefits increased 9.5% to $2.1 billion in the 2000 period from $1.9 billion in the comparable 1999 period. The increase in employee compensation and benefits was primarily attributable to an increase in headcount as well as an increase in incentive and discretionary bonus accruals in the 2000 period and an increase in salesmen's commissions related to increased commission revenues. Employee compensation and benefits, as a percentage of net revenues, increased to 50.9% in the 2000 period from 49.7% in the comparable 1999 period. The Company's compensation as a percentage of net revenues was 50.7% for the 14 month period ended August 25, 2000.

Non-compensation related expenses increased 20.5% to $1.1 billion in the 2000 period from $931.2 million in the comparable 1999 period. Legal expenses increased by $124.2 million in the 2000 period primarily due to an increase in litigation reserves related to the Henryk de Kwiatkowski litigation. CAP Plan expense decreased by $15.1 million to $111.4 million in the 2000 period from $126.5 million in the comparable 1999 period, reflecting lower pre-tax earnings. Data processing, communications and depreciation increased $40.1 million or 14.9% in the 2000 period as a result of both the upgrading of existing communication and computer systems throughout the firm and increased usage of information services. Advertising and market development increased by $19.6 million in the 2000 period as a result of increased air travel and marketing costs associated with business expansion.

The Company's effective tax rate decreased to 35.0% in the 2000 period compared to 37.8% in the comparable 1999 period primarily due to higher levels of earnings in lower tax jurisdictions.

Business Segments
-----------------

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

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as, corporate administrative functions including items such as certain legal costs and costs related to the CAP Plan.

Three-Months Ended August 25, 2000
Compared to Three-Months Ended August 27, 1999
----------------------------------------------

                                 Capital Markets
                                 ---------------

------------------------- -------------------------- -------------------------
                              Three-Months Ended        Three-Months Ended
  In thousands                 August 25, 2000            August 27, 1999
------------------------- -------------------------- -------------------------
Net revenues                       $ 682,862                 $ 685,083
Pre-tax income                     $ 141,868                 $ 225,399

------------------------- -------------------------- -------------------------

Net revenues for Capital Markets were $682.9 million in the 2000 quarter, down slightly from $685.1 million in the comparable 1999 period. Pre-tax income for Capital Markets was $141.9 million in the 2000 quarter, down from $225.4 million in the comparable 1999 period. Fixed income results in the 2000 quarter were lower compared to the 1999 period as difficult market conditions and lower customer volumes resulted in decreases in the Company's mortgage-backed securities, high yield and fixed income sales operations, partially offset by an increase in the fixed income derivatives area. Equity results were strong in the 2000 quarter compared to the 1999 period as active equity markets and strong deal flow resulted in a record performance from equity derivatives, as well as strong performances in the over-the-counter and specialist areas. Investment banking revenues decreased in the 2000 quarter reflecting a decline in equity and fixed income underwriting activity offset by higher merchant banking revenues. Pre-tax profit margin in the 2000 quarter was 20.8% compared to 32.9% in the comparable 1999 period due to lower levels of profitability from the fixed income and investment banking areas.


                               Execution Services
                               ------------------

----------------------------- ------------------------- ------------------------

                                Three-Months Ended           Three-Months Ended
        In thousands             August 25, 2000              August 27, 1999
----------------------------- ------------------------- ------------------------
     Net revenues                    $ 366,710                   $ 337,514
     Pre-tax income                  $ 138,693                   $ 123,898
----------------------------- ------------------------- ------------------------



At August 25, 2000, the Company provided securities clearance services to approximately 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business. The Company processed an average of more than 238,000 trades per day during the 2000 quarter versus approximately 164,600 trades per day in the comparable 1999 period.

Net revenues for Execution Services approximated $366.7 million in the 2000 quarter, up 8.7% from $337.5 million in the comparable 1999 period. Pre-tax income for Execution Services was $138.7 million in the 2000 quarter, up 11.9% from $123.9 million in the comparable 1999 period. Results reflect increased levels of customer margin balances, increased customer short sales and increased transaction volumes, which benefited the Company's clearance and specialist activities. Pre-tax profit margin in the 2000 quarter was 37.8% compared to 36.7% in the comparable 1999 period.

                                Wealth Management
                                -----------------

---------------------------- --------------------------- -----------------------
                                 Three-Months Ended        Three-Months Ended
      In thousands                 August 25, 2000           August 27, 1999
---------------------------- ---------------------------  ----------------------
 Net revenues                         $ 157,316                 $ 139,840
 Pre-tax income                       $  22,556                  $ 14,073
---------------------------- --------------------------- -----------------------


The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in seven regional offices.

The Asset Management area, through Bear Stearns Asset Management Inc. ("BSAM") had approximately $16.6 billion in assets under management at August 25, 2000 which reflected a 39.5% increase over $11.9 billion in assets under management at August 27, 1999. Strong net inflows and market appreciation led to the growth in assets under management in the 2000 quarter. The largest components of the increase in assets were attributable to mutual funds and alternative investment products. Mutual funds grew 163.6% to $3.9 billion at August 25, 2000 from $1.5 billion at August 27, 1999 while alternative investment products grew 48.9% to $2.8 billion at August 25, 2000 from $1.9 billion at August 27, 1999.

Net revenues for Wealth Management were $157.3 million in the 2000 quarter, up 12.5% from $139.8 million in the comparable 1999 period. Pre-tax income for Wealth Management was $22.6 million in the 2000 quarter, up 60.3% from $14.1 million in the comparable 1999 period. The increase was attributable to an increase in management and performance-based fees earned by the Asset Management areas as well as increased revenues and net interest profits from the private client activities which were driven by active equity markets and strong customer volumes. Pre-tax profit margin in the 2000 quarter was 14.3% compared to 10.1% in the comparable 1999 period.

Nine-Months Ended August 25, 2000
Compared to Nine-Months Ended August 27, 1999
---------------------------------------------

                                 Capital Markets
                                 ---------------

--------------------------- -------------------------- -------------------------
                                 Nine-Months Ended          Nine-Months Ended
     In thousands                 August 25, 2000            August 27, 1999
--------------------------- -------------------------- -------------------------
  Net revenues                     $ 2,135,096               $ 2,267,246
  Pre-tax income                   $   547,555               $   838,154
--------------------------- -------------------------- -------------------------


Net revenues for Capital Markets were $2.1 billion in the 2000 period, down from $2.3 billion in the comparable 1999 period. Pre-tax income for Capital Markets was $547.6 million in the 2000 period, down from $838.2 million in the comparable 1999 period. Fixed income results in the 2000 period were lower compared to the 1999 period as rising interest rates and lower customer volumes resulted in decreases in the Company's mortgage-backed securities, fixed income sales, high yield operations and corporate bond trading. Equity results were strong in the 2000 period as active markets and strong deal flow resulted in strong performances from equity derivatives, over-the-counter, international equity trading, emerging markets equity trading and risk arbitrage. Investment banking revenues increased in the 2000 period reflecting increased levels of mergers and acquisitions and equity underwriting activity as well as an increase in merchant banking revenues, partially offset by decreased levels of fixed income underwriting. Pre-tax profit margin in the 2000 quarter was 25.6% compared to 37.0% in the comparable 1999 period due to lower levels of profitability from the fixed income and investment banking areas.

                               Execution Services
                               ------------------

--------------------------- ------------------------- --------------------------
                                 Nine-Months Ended            Nine-Months Ended
      In thousands                August 25, 2000              August 27, 1999
--------------------------- ------------------------- --------------------------
   Net revenues                   $ 1,202,550                  $ 982,875
   Pre-tax income                 $   462,285                  $ 363,488
--------------------------- ------------------------- --------------------------

Net revenues for Execution Services approximated $1.2 billion in the 2000 period, up 22.4% from $982.9 million in the comparable 1999 period. Pre-tax income for Execution Services was $462.3 million in the 2000 period, up 27.2% from $363.5 million in the comparable 1999 period. Results reflect increased levels of customer margin debt, short balances and higher transaction volumes, which benefited the Company's clearance revenues and specialist operations and improved domestic and European sales volume, which benefited the Company's institutional equity business. Pre-tax profit margin in the 2000 quarter was 38.4% compared to 37.0% in the comparable 1999 period.

                                Wealth Management
                                -----------------

--------------------------- ------------------------- --------------------------
                                 Nine-Months Ended          Nine-Months Ended
      In thousands                August 25, 2000            August 27, 1999
--------------------------- ------------------------- --------------------------
   Net revenues                     $ 542,285                  $ 448,882
   Pre-tax income                   $  91,539                     77,685
--------------------------- ------------------------- --------------------------


Net revenues for Wealth Management were $542.3 million in the 2000 period, up 20.8% from $448.9 million in the comparable 1999 period. Pre-tax income for Wealth Management was $91.5 million in the 2000 period, up 17.8% from $77.7 million in the comparable 1999 period. Active equity markets, strong customer volumes and growth in assets under management resulted in increased revenues and net interest profits from private client activities and increased management fees in the 2000 period. In addition, strong performances by certain of the Company's managed funds led to increases in performance-based fees during the period. Pre-tax profit margin in the 2000 quarter was 16.9% compared to 17.3% in the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Leverage

The Company maintains a highly liquid balance sheet with a majority of the Company's assets consisting of marketable investments, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company's business as a securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and proprietary trading needs. Additionally, the Company's role as a financial intermediary for customer activities which it conducts on a principal basis, together with its customer-related activities attributable to its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities lending and repurchase activity. The Company's total assets and financial leverage can fluctuate significantly, depending largely upon economic and market conditions, volume of activity, customer demand and underwriting commitments.

The Company's total assets at August 25, 2000 increased to $174.9 billion from $162.0 billion at November 26, 1999. The increase is primarily attributable to an increase in financial instruments owned and receivables from customers resulting from increased levels of margin debt and securities borrowed.

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

In addition to short-term funding sources, the Company utilizes long-term debt, including medium-term notes, as a longer-term source of unsecured financing. During the nine-months ended August 25, 2000, the Company received proceeds approximating $7.4 billion from the issuance of long-term debt which, net of retirements, served to increase long-term debt to $19.4 billion at August 25, 2000 from $15.9 billion at November 26, 1999.

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

As part of the Company's alternative funding strategy, the Company regularly monitors and analyzes the size, composition, and liquidity characteristics of the assets being financed and evaluates its liquidity needs in light of current market conditions and available funding alternatives. A key factor in this analysis is determining margin levels for each asset category that may be required by a lender in providing secured financing in accordance with legal and regulatory guidelines and market practices. The next component of the analysis is the determination of the estimated length of time that would be required to convert each asset category into cash, based upon the depth of the market in which the asset is traded versus the size of the position, assuming conventional settlement periods. For each class of assets, the Company categorizes the margin requirement by maturity from overnight to in excess of one year. The Company attempts to match the schedule of its liabilities with its prospective funding needs in terms of timing and amount.

Through this analysis, the Company can continuously evaluate the adequacy of its equity base and the schedule of maturing term-debt supporting its present asset levels. The Company can then seek to adjust its maturity schedule, in light of market conditions and funding alternatives.

The Company has in place a committed revolving-credit facility (the "facility") totaling $3.225 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility also provides that the Company may borrow up to $1.6125 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in October 2000 with all loans outstanding at that date payable no later than October 2001. The Company expects to renew such facility. There were no borrowings outstanding under the facility at November 26, 1999.

In August 2000, the Company established a $1.25 billion committed revolving securities repo facility (the "repo facility") which permits borrowings, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The repo facility terminates in August 2001 with all repos outstanding at that date payable no later than August 2002.

Capital Resources
-----------------

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company's long-term borrowings and equity have been used to fund investments in, and advances to, these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

The Company's CAP Plan allows participants to defer portions of their annual compensation in exchange for the future receipt of shares of the Company's Common Stock. During the nine-months ended August 25, 2000 the Company repurchased a total of 6,437,382 shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $268.3 million. The Company intends, subject to market conditions, to continue to purchase, in future periods, a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred and any additional amounts allocated to participants under the CAP Plan.

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

Separately, on January 18, 2000, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (the "Repurchase Program") to allow the Company to purchase (in addition to any shares purchased under a previous repurchase authorization) up to $500 million in aggregate cost of Common Stock. Purchases under the Repurchase Program may be made periodically in fiscal year 2000 or beyond either in the open market or through privately negotiated transactions. During the nine-months ended August 25, 2000, the Company purchased, under the previous and current repurchase authorizations, a total of 6,912,971 shares of Common Stock through open market transactions at a cost of approximately $286.6 million. At August 25, 2000, an additional $310.4 million of Common Stock may be purchased pursuant to the Repurchase Program. Purchases of Common Stock pursuant to the CAP Plan are not made pursuant to the Repurchase Program and are not included in calculating the remaining number of shares of Common Stock that the Company may purchase under such program.

Cash Flows
----------

Cash and cash equivalents decreased by $219.7 million during the nine-months ended August 25, 2000. Cash used in operating activities during the nine-months ended August 25, 2000 was $7.6 billion, primarily due to increases in financial instruments owned and customer receivables and a decrease in customer payables, partially offset by an increase in securities sold under agreements to repurchase. Financing activities provided cash of $7.6 billion, primarily derived from net proceeds from the issuance of long-term borrowings and the increase in short-term borrowings, partially offset by payments for retirement of long-term borrowings. Investing activities during the nine-months ended August 25, 2000 used $227.9 million for purchases of property, equipment and leasehold improvements of $139.9 million and net purchases of investment securities and other assets of $88.0 million.

Regulated Subsidiaries
----------------------

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE, and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At August 25, 2000 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and High Yield Securities
------------------------------------------

As part of the Company's merchant banking activities, it participates from time to time in principal investments in leveraged acquisitions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring, and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans, and have not historically required significant levels of capital investment. At August 25, 2000, the Company held investments in twenty-four leveraged transactions with an aggregate value of approximately $290.0 million.

As part of the Company's fixed-income securities activities, the Company participates in the trading and sale of high yield, non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield investments"). Non-investment-grade mortgage loans are principally secured by residential properties and include both non-performing loans and real estate owned. At August 25, 2000, the Company held high yield instruments of $1.9 billion owned and $0.5 billion sold short, as compared to $1.5 billion owned and $0.3 billion sold short as of November 26, 1999.

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


Accounting Changes and Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions of assets, liabilities or firm commitments, changes in the fair value of the derivative will generally be offset by changes in fair value of the related hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133."

The Company expects to adopt SFAS No. 133, as amended by SFAS No. 138, when required in the first quarter of fiscal 2001 and is continuing to assess the potential impact on the Company's accounting for such activities. The Company does not currently expect that adoption of this statement will have a material effect on the Consolidated Financial Statements.

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

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rate, foreign exchange rate, equity and futures prices and also changes in the credit ratings of either the issuer or its related country of origin. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures includes all market risk-sensitive financial instruments. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading and arbitrage activities. For a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk, and equity price risk, and a discussion of how those exposures are managed, see the Company's Current Report on Form 8-K for the five-month period ended November 26, 1999.

Value at Risk
-------------

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

The Company believes that statistical models alone do not provide a reliable method of monitoring and controlling risk. While value at risk models are relatively sophisticated, the quantitative risk information generated is limited by the parameters established in creating the related models. The financial instruments being evaluated, in some cases, have features which may trigger a potential loss in excess of the amounts previously disclosed if the changes in market rates or prices exceed the confidence level of the model used. Therefore, such models do not substitute for the experience or judgment of senior management and traders, who have extensive knowledge of the markets and adjust positions and revise strategies, as they deem necessary. The Company uses these models only as a supplement to other risk management tools. Additionally, the Company continuously evaluates and enhances such value at risk models in an effort to more accurately measure risk of loss based on historical price and volatility patterns.

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

Equity derivatives were treated as correlated with various indexes, of which the Company used approximately fifty. Parameter estimates, such as volatilities and correlations, were based on daily tests through August 25, 2000. The total value at risk presented below is less than the sum of the individual components (i.e. Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks.

The following table illustrates the Company's value at risk for each component of market risk as of August 25, 2000 and November 26, 1999:




                                  August 25,       November 26,
In millions                          2000              1999
-----------                          ----              ----
MARKET RISK
  Interest                          $  9.0            $ 11.9
  Currency                             1.1               1.2
  Equity                              10.1              12.6
  Diversification benefit             (6.6)             (8.4)
                                    ------            ------

      Total                         $ 13.6            $ 17.3
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

Part II - Other Information

Item 1.   Legal Proceedings

Refer to Legal Proceedings Item 3. of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2000. There have been no significant changes in legal proceedings since that filing.

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

                    (i) A Current Report on Form 8-K dated June 14, 2000 and filed on June 15, 2000, pertaining to the Company's results of operations for the three-months ended May 26, 2000.

                    (ii) A Current Report on Form 8-K dated July 14, 2000 and filed on July 21, 2000, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the Floating Rate Global Notes due 2005 ("Global Notes") issued by the Company, certain federal income tax consequences described in the Prospectus Supplement dated July 14, 2000, and a consent in connection with the offering of the Global Notes.

                    (iii) A Current Report on Form 8-K dated August 10, 2000 and filed on August 17, 2000, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the 7.80% Global Notes due 2007 ("7.8% Global Notes") issued by the Company, certain federal income tax consequences described in the Prospectus Supplement dated August 10, 2000, and a consent in connection with the offering of the 7.8% Global Notes.

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




                         The Bear Stearns Companies Inc.
                         -------------------------------
                                  (Registrant)



Date: October 10, 2000  By: /s/ Marshall J Levinson
                            ---------------------------
                            Marshall J Levinson
                            Controller
                            (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.      DESCRIPTION                                                PAGE
-----------      -----------                                                ----

   (11)          Statement Re Computation of Per Share Earnings              39

   (12)          Statement Re Computation of Earnings to Fixed Charges       40

   (27)          Financial Data Schedule                                     41