Form 10-K405
period 2000-11-30
BEAR STEARNS COMPANIES INC
filed 2001-02-28
CIK 777001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2000.
                                       Or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
      ________________

                         COMMISSION FILE NUMBER: 1-8989

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

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
--------------------------------------------------------------------------------

COMMON STOCK, PAR VALUE $1.00 PER SHARE              NEW YORK STOCK EXCHANGE

ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK,          NEW YORK STOCK EXCHANGE
SERIES A

DEPOSITARY SHARES, EACH REPRESENTING A               NEW YORK STOCK EXCHANGE
ONE-FOURTH INTEREST IN A SHARE OF 6.15%
CUMULATIVE PREFERRED STOCK, SERIES E

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

DEPOSITARY SHARES, EACH REPRESENTING A               NEW YORK STOCK EXCHANGE
ONE-FOURTH INTEREST  IN A SHARE OF 5.49%
CUMULATIVE PREFERRED STOCK, SERIES G

9-3/8% SENIOR NOTES DUE 2001                         NEW YORK STOCK EXCHANGE

S&P LINKED NOTES DUE 2003                         CHICAGO BOARD OPTIONS EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 16, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,829,058,213. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

On February 16, 2001, the registrant had 106,915,091 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 2000 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held March 29, 2001, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2000.

==============================================================================

                                     PART I

ITEM 1.  BUSINESS.

      (a)  General Development of the Business

      The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities trading and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling the Company's proprietary and customer transactions. The Company succeeded on October 29, 1985, to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

      (b)  Financial Information About Industry Segments

      The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. These segments are strategic business units analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution network with the related revenues of such intersegment services allocated to the respective segments.

      The Capital Markets segment is comprised of the Equities, Fixed Income and Investment Banking areas. Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter ("OTC") equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield instruments, foreign exchange and derivatives. Investment Banking offers a variety of services to our clients that include capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade debt and high yield debt securities.

The Global Clearing Services segment provides clearing, operational and administrative services to approximately 2,900 clients worldwide at November 30, 2000. These clients include approximately 2,500 prime brokerage clients including hedge funds, clients of money managers, short sellers, arbitrageurs and other professional investors. In addition, there are approximately 400 fully disclosed introducing brokers who engage in either the retail or the institutional brokerage business. The Company processed an average of more than 251,000 trades per day during the twelve months ended November 30, 2000.

      Wealth Management provides fee-based products and services through the Private Client Services ("PCS") and Asset Management areas to both individual and institutional investors. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in its principal office and six regional offices. The Asset Management area had approximately $19.5 billion in assets under management at November 30, 2000, which reflected a 49.5% increase over November 26, 1999. The largest components of the increase were attributable to alternative investments and mutual funds. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

      Financial information regarding the Company's business segments and foreign operations as of November 30, 2000, November 26, 1999, June 30, 1999 and 1998 and for the fiscal years ended November 30, 2000, June 30, 1999 and 1998 and the five months ended November 26, 1999 is set forth under Item 8. Financial Statements and Supplementary Data in Notes to Consolidated Financial Statements, Footnote 14, entitled "Segment and Geographic Area Data," incorporated herein by reference.

      (c)  Narrative Description of Business

      The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed and municipal securities; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist activity on both the New York Stock Exchange ("NYSE") and the American Stock Exchange ("AMEX"); underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial real estate activities; investment management and advisory; fiduciary, custody, agency and securities research services.

      The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco and San Juan; from representative offices in Beijing, Buenos Aires, Sao Paulo, Seoul and Shanghai; through international offices in Dublin, Hong Kong, London, Lugano, Singapore and Tokyo; and through joint ventures with other firms in Belgium, Greece, and Spain. The Company's international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients. The Company provides trust company and clearance services through its subsidiary, Custodial Trust Company ("CTC"), which is located in Princeton, New Jersey.

      Bear Stearns and BSSC are broker-dealers registered with the Securities and Exchange Commission (the "SEC"). Additionally, Bear Stearns is registered as an investment adviser with the SEC. Bear Stearns and/or BSSC are also members of the NYSE, all other principal US securities and futures exchanges, the National Association of Securities Dealers ("NASD"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and the International Stock Exchange ("ISE"). Bear Stearns is a "primary dealer" in US government securities as designated by the Federal Reserve Bank of New York.

      BSIL is a full service broker-dealer based in London and is a member of Eurex (formerly the Deutsche Terminborse), the International Petroleum Exchange ("IPE"), the London Commodity Exchange ("LCE"), the London International Financial Futures and Options Exchange ("LIFFE"), the London Securities & Derivatives Exchange ("OMLX"), Marche a Terme International de France, SA ("MATIF") and the London Clearing House ("LCH"). BSIL is supervised by and is regulated in accordance with the rules of the Securities and Futures Authority ("SFA").

      BSB is an Irish-based bank, which was incorporated in 1996 and subsequently granted a banking license under the Irish Central Bank Act, 1971. BSB allows the Company's existing and prospective clients the choice of dealing with a banking counterparty.

      As of November 30, 2000, the Company had 11,201 employees.

      The following areas are included in the three business segments mentioned above in Item 1(b).

INSTITUTIONAL EQUITIES

      GENERAL. The Company provides customers with liquidity, sales and trading expertise and equity research in products such as domestic and international equities and convertible securities.

      OPTIONS AND INDEX PRODUCTS. The Company provides an array of equity and index option-related execution services to institutional and individual clients. The Company utilizes sophisticated research and computer modeling to formulate specific recommendations relating to options and index trading.

      ARBITRAGE. The Company engages for its own account in both "classic" and "risk" arbitrage. The Company's risk arbitrage activities generally involve the purchase of securities at a discount from a value that is expected to be realized if a proposed or anticipated merger, recapitalization, tender or exchange offer is consummated. In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a future date, and (iv) between the prices of securities with contracts settling on different dates.

      STRATEGIC STRUCTURING AND TRANSACTIONS (SST). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets covering a wide spectrum of equity and futures products including listed and OTC options and swaps.

      OTC EQUITY SECURITIES. The Company makes markets on a principal basis in common and preferred stocks, warrants, and other securities traded on the NASD's Automated Quotation System and otherwise in the OTC market.

      EQUITY RESEARCH. The Equity Research Department provides innovative, in-depth analysis of the global investment environment. Known for theme-oriented research underpinned by meticulous financial modeling, the Department offers detailed information on over 1,200 companies in roughly 100 industries (including approximately 55% of the S&P 500). It also has a group of distinguished economists and strategists that maintain a close watch on domestic and international markets, and are known for the quality of their strategic guidance. The Department's broad-based domestic coverage is complemented by extensive research teams in Latin America, Asia and Europe, giving its clients a crucial advantage in a world where national boundaries are becoming more porous. This breadth of coverage allows the Department to maintain a particularly wide-ranging recommended list, and gives clients a steady stream of new investment ideas and insights into the more obscure corners of the financial world.

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

BLOCK TRADING

      The Company effects transactions in large blocks of securities mainly with institutional customers. The Company also provides customers execution capabilities for baskets of equity securities using sophisticated computer systems. Transactions are handled on an agency basis whenever possible, but the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available.

SPECIALIST ACTIVITIES

      The Company is a participant in a specialist unit on the NYSE and the AMEX that performs specialist functions in NYSE-listed stocks as well as stocks and options traded on the AMEX. The market-making functions of a specialist involve risk of loss during periods of market fluctuation, since specialists are obliged to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

FIXED INCOME

      GENERAL. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: corporate debt, US and foreign government securities, government agency securities, mortgages and mortgage-backed securities, other asset-backed securities, municipal and other tax-exempt securities, interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the US in such fixed income securities. Inventories of fixed income securities are generally carried to facilitate sales to customers and other dealers.

      US GOVERNMENT AND AGENCY OBLIGATIONS. The Company is designated by the Federal Reserve Bank of New York as a primary dealer in US government obligations. The Company participates in the auction of, and maintains proprietary positions in, US Treasury bills, notes, bonds, and stripped principal and coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of various US government agency and sponsored corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge such positions.

      As a primary dealer, Bear Stearns furnishes weekly reports of its inventory positions and market transactions in US government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Bank's open-market activities. In addition, the Company engages in matched book activities, which involve acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements and reverse repurchase agreements. The objective of this matched book activity is to earn a positive spread between interest rates.

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

      MORTGAGE-RELATED SECURITIES AND PRODUCTS. The Company trades and makes markets in the following mortgage-related securities and products: Government National Mortgage Association ("GNMA") securities; Federal Home Loan Mortgage Corporation ("FHLMC") participation certificates; Federal National Mortgage Association ("FNMA") mortgage-backed securities; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans; real estate mortgage investment conduit ("REMIC") and non-REMIC collateralized mortgage obligations, including residual interests; and other derivative mortgage-backed securities and products. The Company also trades real estate mortgage loans originated by unaffiliated mortgage lenders, both on a securitized and non-securitized basis. The Company acts as underwriter and placement agent in transactions involving rated and unrated mortgage-related securities issued by affiliated and unaffiliated parties. The Company enters into significant commitments - such as forward contracts - on GNMA, FNMA, and FHLMC securities, and on other rated and unrated mortgage-related securities. Certain rated and unrated mortgage-related securities are considered to be liquid, while other such securities, and non-securitized mortgage loans, are considered to be less readily marketable.

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

      MUNICIPAL SECURITIES AND RELATED PRODUCTS. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by state and local governments and authorities, as well as not-for-profit institutions. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets in a broad spectrum of long-term and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate, demand bond market. The Company periodically uses both municipal and treasury bond futures to hedge its cash-market bond inventory. In addition, the Company maintains a municipal arbitrage portfolio for its own account consisting of municipal futures and cash bond positions. The Company's underwriting, trading and sales activities are supported by a municipal research group.

      DERIVATIVES. The Company offers to customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income, credit, and equity derivatives. These products are transacted, as principal, with customers for hedging, risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, asset swaps, and structured notes, as well as more complex, structured trades which are customized to meet customers' specific needs. The Company also enters into derivative transactions for various purposes and to manage the risks to which the Company is exposed in its various businesses and through its funding activities. The Company manages its market and counterparty derivatives risks in a manner consistent with its overall risk-management policies.

      FOREIGN EXCHANGE. The Company trades foreign exchange with clients as principal, for its own account and to hedge its securities positions or other assets and liabilities. Foreign exchange products include major and minor currencies on a spot and forward basis, listed and OTC foreign currency options, and foreign exchange futures contracts. Foreign exchange trading desks are maintained in New York and London and clients can trade or leave orders 24 hours per day. The Company serves a select list of funds, major corporations, and mid-size commercial banks. Currency option strategies are made available to customers to help them meet their specific risk management objectives.

      FIXED INCOME RESEARCH. The Company is one of the leaders in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt, and mortgage-backed and asset-backed securities. The Fixed Income Research Department is comprised of economists, industry analysts and strategists covering the full range of research disciplines: quantitative, economic, strategic, credit portfolio, relative value and market-specific analysis. The Fixed Income Research Department provides ongoing support for the Company's sales and trading efforts, producing reports, studies, and technical market analyses. Fixed Income Research is comprised of the following three units:

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

      (ii) High grade research consists of 23 analysts and researchers and provides coverage of over 25 industries and 500 companies.

      (iii) High yield research consists of 28 analysts and researchers for domestic issues and 23 analysts and researchers for international issues, providing coverage for over 650 corporate and sovereign issuers whose fixed income securities are non-investment grade.

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

      In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions ("M&A"), equity offerings, high yield securities, leveraged and syndicated bank loans, leveraged acquisitions, commercial real estate and other transaction specialties.

      MERGERS AND ACQUISITIONS. The Company is active in arranging various M&A transactions for its clients. The Company participates in a broad range of domestic and international assignments including acquisitions, divestitures, strategic restructurings, proxy contests, leveraged buyouts, and defenses against unsolicited takeovers.

      EQUITY OFFERINGS. The equity capital markets group focuses on providing financing for issuers of equity and convertible equity securities in the public markets. The group assists in the origination, and is responsible for the structuring and execution of transactions for a broad range of clients.

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

      LEVERAGED LOAN ORIGINATION AND SYNDICATION. This area of the Company integrates the origination, structuring, underwriting, distribution and trading of loans. Such loans include both funded and unfunded and investment grade and non-investment grade loans.

      LEVERAGED ACQUISITIONS. As part of its investment banking activities, the Company makes investments as principal in leveraged acquisitions and in leveraged buy-out funds as a limited partner. The Company's investments generally take the form of either common or preferred stock or warrants. Equity securities purchased in these transactions generally are held for appreciation and are not readily marketable. While the Company believes that the current carrying value of these instruments is at least equal to their eventual realizable value, it is not possible to determine whether, or when, the Company will realize the value of these investments.

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

CLEARANCE ACTIVITIES

      The Company provides a full range of clearing services to clients. Organizations that are engaged in the retail or institutional brokerage business and are members of the NYSE and/or NASD comprise one category of client called "fully-disclosed correspondents." In addition, the Company has extensive involvement in the clearing of securities transactions for "professional clearing clients," such as: hedge funds, market-makers, specialists, arbitrageurs, money managers, and other professional investors trading at multiple securities firms.

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

      The Company attempts to broaden, wherever possible, its relationships with broker-dealer and prime broker clients. In addition to performing administrative, operational and settlement functions, the Company also advises clients on communications systems and makes available to them a variety of non-brokerage products and services on favorable terms enabling them to benefit from the Company's centralized purchasing power.

CUSTOMER FINANCING AND SECURITIES LENDING ACTIVITIES

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

      SECURITIES LENDING ACTIVITIES. In connection with both its trading and brokerage activities, the Company borrows securities from and lends securities to brokers and dealers and other trading entities to cover short sales and to complete transactions in which customers have failed to deliver securities by settlement date.

CUSTODIAL TRUST COMPANY

      The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products; and margin lending. At November 30, 2000, CTC held approximately $150 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

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

      Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's regulations in addition to other regulations. In the US, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company is a member of the IPE, the LCE, the LIFFE and OMLX. The Company also has non-clearing memberships with MATIF and Eurex in Europe. In Japan memberships are held with the Tokyo Stock Exchange, the Osaka Stock Exchange and the Tokyo International Financial Futures Exchange ("TIFFE") for clearing Japanese government bond futures, for clearing Japanese stock index products and for executing financial futures, respectively.

PCS

      PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains a select team of approximately 500 account executives in its principal office and six regional offices.

ASSET MANAGEMENT

      The Company's asset management department manages equity and fixed income assets for some of the leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US. With over $19.5 billion in assets under management at November 30, 2000, the asset management area provides its clients with diverse products, expertise and experience in an effort to enhance investment returns by identifying, and capitalizing on, investment opportunities in the financial markets. Institutional and high-net-worth products include: large and small cap value equity and core equity; emerging markets fixed income; high yield fixed income; leveraged loan portfolios; cash management; alternative investment strategies, including hedge funds, private equity, venture capital and collateralized bond obligations; and wrap accounts.

      In addition, the asset management department serves individual investors through its management of The Bear Stearns Funds, a family of mutual funds which include: S&P STARS, Large Cap Value, Small Cap Value, The Insiders Select, Focus List, International Equity, Balanced, Income, High Yield Total Return, and Emerging Markets Debt Portfolios.

ADMINISTRATION AND OPERATIONS

      Administration and operations personnel, besides performing other functions, are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; regulatory and financial reporting; office services; the custody of customer securities; and the overseeing of margin accounts of the Company and correspondent organizations. The processing, settlement, and accounting for transactions for the Company, correspondent organizations, and the customers of correspondent organizations are handled by employees located in separate operations offices in New York City and Whippany, New Jersey and, to a lesser extent, the Company's offices worldwide.

      The Company executes its own and correspondent transactions on US exchanges and in the OTC market. The Company clears all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased, and transfer of related funds) through its own facilities, unaffiliated commercial banks, other broker-dealers and through memberships in various clearing corporations.

INTERNATIONAL

      Outside the US, the Company, through its international subsidiaries, provides various services including investment banking, securities trading and brokerage and clearing activities to corporations, governments, institutions and individual clients throughout the world. These international subsidiaries of the Company have memberships on various foreign securities and futures exchanges.

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

      Bear Stearns Japan, Ltd. ("BSJL"), based in Tokyo, serves the diverse needs of Japanese corporations, financial institutions and government agencies by offering a range of international fixed income and equity products as well as listed futures. BSJL also offers a range of derivative products within Japan with special focus on credit and equity derivatives. Mergers and acquisitions, corporate finance and restructuring services are also available for local and cross-border business.

      Bear Stearns Asia Limited ("BSAL"), based in Hong Kong, acts as the regional headquarters for the Company's activities in the Asia-Pacific region, excluding Japan. This office provides equity and fixed income sales and trading, international equity and fixed income research, and investment banking services to institutional and individual clients in Asia. The representative offices of Bear Stearns located in Beijing, Shanghai and Seoul support the efforts of BSAL.

      BSB, based in Dublin, allows the Company's existing and prospective clients the choice of dealing with a banking counterparty. BSB also serves as a platform from which the Company directs its international banking activities, gaining easier access to worldwide markets, and thereby expanding its capacity to increase its client base and product range. BSB engages in capital market activities with particular focus on the trading and sales of OTC interest rate derivative products.

COMPETITION

      The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms - both domestic and foreign - many having substantially greater capital and resources and offering a wider range of financial services than does the Company. Besides competition from firms in the securities business, in recent years the Company has experienced increasing competition from other sources, such as commercial banks and insurance companies. The Company believes that the principal factors affecting competition involve the caliber and abilities of professional personnel, the relative price of the service and products being offered, and the quality of service.

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

      US broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; and the conduct of directors, officers and employees. The types of regulations to which investment advisers are subject include: recordkeeping; fee arrangements; client disclosure; and the conduct of directors, officers and employees. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations, and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion, the Company's subsidiaries have been subject to routine investigations and proceedings, and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

      The Market Reform Act of 1990 (the "Market Reform Act") was adopted to strengthen the SEC's regulatory oversight of the national securities markets and increase the efficacy and stability of such markets by, among other things: (i) providing the SEC with discretion to halt securities trading on any national exchange for the protection of investors; (ii) requiring broker-dealers and other registrants to regularly provide information to the SEC regarding holding companies and other affiliated entities whose activities can impact their financial condition; (iii) requiring broker-dealers and other registrants who execute large-trade orders to provide information to the SEC regarding such transactions; and (iv) allowing the SEC to prosecute market participants who violate SEC rules and regulations designed to maintain fair and orderly markets. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the "Risk Assessment Rules") to implement the provisions of the Market Reform Act. The Risk Assessment Rules require that broker-dealers: (i) have an organizational chart; (ii) maintain risk-management procedures or standards for monitoring and controlling risks; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk-management procedures and the financial and securities activities of the holding companies of broker-dealers, or broker-dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

      The Insider Trading and Securities Fraud Enforcement Act of 1988 was adopted to strengthen the SEC's ability to deter, detect, and punish insider trading by, among other things: (i) increasing civil penalties that can be assessed against controlling persons who purposefully or recklessly fail to take adequate measures to prevent insider trading; (ii) allowing the SEC to provide cash rewards to individuals who provide evidence of insider trading; (iii) affirming the government's ability to obtain criminal sanctions against those found guilty of insider trading; and (iv) requiring broker-dealers and investment advisors to establish and enforce written procedures reasonably designed to prevent the misuse of material, nonpublic information.

      The Government Securities Act of 1986 was adopted to decrease volatility and increase investor confidence and liquidity in the government securities market by creating a coordinated and comprehensive regulatory structure for the market where none had previously existed. In particular, the Government Securities Act: (i) requires broker-dealers solely involved in government securities to register with the SEC; (ii) allows the Secretary of the Treasury to adopt rules regarding the custody, use, transfer, and control of government securities; and (iii) bestows upon the SEC authority to enforce such rules as to broker-dealers and other SEC registrants.

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

      As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the "Net Capital Rule") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of its assets be kept in relatively liquid form.

      Bear Stearns and BSSC are also subject to the net capital requirements of the CFTC and various futures exchanges, which generally require that Bear Stearns and BSSC maintain a minimum net capital equal to the greater of the alternative net capital requirement provided for under the Exchange Act or 4% of the funds required to be segregated under the Commodity Exchange Act and the regulations promulgated thereunder.

      Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC that require significant capital usage, such as underwriting, trading and the financing of customer margin-account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net-capital requirements is set forth under Item 8. Financial Statements and Supplementary Data in Notes to Consolidated Financial Statements, Footnote 7, entitled "Regulatory Requirements".

      Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC"), which provides insurance protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, all BSSC security accounts are protected by an excess securities bond issued by the Travelers Casualty and Surety Company, up to the amount of their total net equity (both cash and securities) in excess of the underlying SIPC protection.

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

      BSIL is a full service broker-dealer based in London and is a member of the Eurex, IPE, LCE, LIFFE, OMLX, MATIF and LCH. Another London subsidiary, Bear, Stearns International Trading Limited ("BSIT"), is a market-maker in various non-dollar-denominated equity securities and is a member of the London Stock Exchange. BSIL and BSIT are subject to the United Kingdom Financial Services Act 1986, which governs all aspects of the investment business in the United Kingdom including: regulatory capital, sales and trading practices, use and safekeeping of customer funds, securities recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. BSIL and BSIT are supervised by and are regulated in accordance with the rules of the SFA.

      BSJL is a Tokyo broker-dealer registered with the Japanese Ministry of Finance. BSJL has a membership on the Tokyo Stock Exchange, TIFFE and the Osaka Stock Exchange. Bear Stearns Hong Kong Ltd. is a member of the Securities and Futures Commission and sells US futures to retail customers. BSAL is a member of the Shanghai Stock Exchange and the Stock Exchange of Hong Kong. Bear Stearns Singapore Pte. Limited is a broker-dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities, including derivatives, to institutional investors in Singapore, Southeast Asia, Australia and New Zealand.

      BSB is an Irish-based bank, which was incorporated in 1996 and subsequently granted a banking license under the Irish Central Bank Act, 1971.

      The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, in particular, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors, including securities market conditions, the level and volatility of interest rates, competitive conditions, liquidity of global markets, international and regional political events, regulatory developments and the size and timing of transactions. These and other factors can affect the Company's volume of security new-issues, mergers and acquisitions, and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. Decrease in the volume of security new-issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit, and liquidity risks. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      CERTAIN STATEMENTS CONTAINED IN THIS DISCUSSION INCLUDING (WITHOUT LIMITATION) CERTAIN MATTERS DISCUSSED UNDER "LEGAL PROCEEDINGS" IN PART I, ITEM 3 OF THIS REPORT, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCORPORATED BY REFERENCE IN PART II, ITEM 7 OF THIS REPORT, AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" INCORPORATED BY REFERENCE IN PART II, ITEM 7A OF THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS CONCERNING MANAGEMENT'S EXPECTATIONS, STRATEGIC OBJECTIVES, BUSINESS PROSPECTS, ANTICIPATED ECONOMIC PERFORMANCE AND FINANCIAL CONDITION AND OTHER SIMILAR MATTERS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE PREVIOUSLY MENTIONED, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY ARE MADE. WE DISCLAIM ANY OBLIGATION OR UNDERTAKING TO PROVIDE ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENT TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH THE FORWARD-LOOKING STATEMENT IS BASED.

ITEM 2.  PROPERTIES.

      The Company's executive offices and principal administrative offices occupy approximately 753,000 square feet of space at 245 Park Avenue, New York, New York under leases expiring through 2002. The Company has recently completed a lease for approximately 207,000 square feet on floors 15-20 at 245 Park Avenue (part of current premises). This lease will commence on January 1, 2003 (after expiration of current lease) and is scheduled to expire December 31, 2022 (20 years).

      The Company also leases approximately 320,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing, accounting and clearance operations. Additionally, the Company leases approximately 43,000, 30,000, 140,000, 13,000, 59,000 and 61,000 square feet of space at five locations in New York City under leases expiring in 2001, 2002, 2004, 2007, 2009 and 2011, respectively. The Company's offices in Atlanta, Boston, Chicago, Dallas, Denver, Houston, Irving, Los Angeles, Philadelphia, Princeton, Puerto Rico, San Francisco and Tampa occupy an aggregate of approximately 618,000 square feet, while its eleven foreign offices occupy a total of approximately 168,000 square feet under leases expiring on various dates through the year 2016.

      The Company owns approximately 65 acres of land in Whippany, New Jersey, including five buildings comprising an aggregate of approximately 493,000 square feet. The Company is currently using the existing facilities on the property to house its data processing facility and other operations, compliance, personnel and accounting functions. Because the Whippany property includes land in excess of current needs, the Company has received approval to construct two additional buildings, one of which it is currently developing for itself. This building under construction (approximately 187,500 square feet) is scheduled for completion by mid-2001.

      The Company has entered into a lease arrangement with respect to the development and building of an office tower at 383 Madison Avenue, New York, New York. This tower will serve as its new world headquarters. The office tower under construction will contain 1.2 million square feet and is scheduled to be completed in advance of the expiration of the current lease at 245 Park Avenue in 2002.

ITEM 3.     LEGAL PROCEEDINGS.

 The Company and Bear Stearns have been named as defendants in lawsuits in the normal course of business which involve claims for substantial amounts. Additionally, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending upon the level of such results in such period.

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

      On August 12, 1998, Bear Stearns filed an answer to the amended complaint denying liability.

      On May 5, 1999, the court granted permission to 21 moving plaintiffs to dismiss their cases with prejudice on the condition that each provides a covenant not to sue and a release.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      A.R. Baron & Company, Inc. The following matters arise out of Bear Stearns' role as clearing broker for A.R. Baron & Company, Inc. ("Baron") from July 20, 1995 through June 28, 1996:

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

      On January 13, 1998, the Berwecky and Perry cases were consolidated for all purposes and lead plaintiffs and lead counsel for plaintiffs were appointed. On April 1, 1998, an amended consolidated class action complaint was filed. As amended, the complaint alleges, among other things, that Bear Stearns, BSSC, a managing director of Bear Stearns and Baron engaged in a scheme to manipulate the market for and to inflate the prices of the Baron securities. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs purport to represent a class consisting of all persons who acquired Baron securities from Baron between July 20, 1995 and June 28, 1996. Damages in an unspecified amount are sought.

      On December 1, 1998, defendants filed an answer to the complaint in which they denied liability and asserted affirmative defenses.

      On September 18, 2000, the court certified a class consisting of all persons who acquired Baron securities from Baron between July 20, 1995 and June 28, 1996.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      (ii) Fezanni, et al. v. Bear, Stearns & Co. Inc., et al. On February 2, 1999, an action was commenced in the United States District Court for the Southern District of New York by eleven individuals or entities that allegedly purchased certain securities underwritten by Baron. Named as defendants are Bear Stearns, BSSC, an officer of BSSC, thirteen former officers and employees of Baron, and 33 other individuals and entities that allegedly participated in alleged misconduct by Baron involving attempts to manipulate the market for securities underwritten by Baron. The complaint alleges that the Bear Stearns defendants violated Sections 9 and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and RICO, aided and abetted breach of fiduciary duty and committed common law fraud in connection with providing clearing services and financing for Baron. The complaint seeks to recover compensatory damages in excess of $6.5 million, treble damages in excess of $19.5 million, punitive damages of $6.5 million from each defendant other than Bear Stearns and BSSC, and punitive damages in the aggregate of $130 million from Bear Stearns and BSSC.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

      (iii) 110958 Ontario Inc. v. Bear, Stearns & Co. Inc., et al. On February 19, 1997, a brokerage customer of Baron commenced an NASD arbitration proceeding against Bear Stearns, BSSC, and three Bear Stearns directors and/or officers. On September 9, 1997, an amended Statement of Claim was filed. Claimant alleges, among other things, that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and committed common law fraud, breach of contract, and negligence, in connection with alleged misconduct by Baron (for whom Bear Stearns acted as clearing broker), Baron's principal and Baron's parent corporation, The Baron Group Inc. ("BGI"), including engaging in unauthorized trading in claimant's brokerage account and fraudulently inducing claimant to give Baron a secured demand note and to invest in BGI. Claimant seeks compensatory damages of $22 million and punitive damages of $75 million.

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

      Goldberger v. Bear, Stearns & Co. Inc., et al./ Bier, et al. v. Bear, Stearns & Co. Inc., et al. On December 8, 1998 and February 8, 1999, two purported class actions were commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased securities through certain retail brokerage firms for which BSSC provided clearing services and financing during the period from December 8, 1992 through December 8, 1998. Named as defendants in each of these actions are Bear Stearns, BSSC and an officer of BSSC. The complaints in these actions allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed breach of contract, common law fraud and negligent misrepresentation in connection with providing clearing services and financing for the brokerage firms named in the complaint. Compensatory and punitive damages in unspecified amounts are sought.

      On April 5, 1999, the Goldberger and Bier actions were consolidated for all purposes.

      On October 22, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

      On December 28, 2000, the district court granted defendants' motion to dismiss this action.

      Kennilworth Partners LP, et al. v. Bear, Stearns Securities Corp., et al.

      On May 2, 2000, Kennilworth Partners LP and Kennilworth Partners II LP commenced a National Association of Securities Dealers ("NASD") arbitration proceeding against Bear, Stearns Securities Corp. ("BSSC") and Bear, Stearns & Co. Inc. Claimants allege that respondents committed breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, common law fraud and tortious interference with contract in connection with the provision of clearing services to the claimants. Compensatory and punitive damages in excess of $50 million are sought.

      Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in this NASD arbitration proceeding, and believe that they have substantial defenses to these claims.

      Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al.

      On June 25, 1996, a complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns, BSSC, Bear Stearns Forex Inc. and a registered representative. On November 4, 1996, an amended complaint was filed, and on October 22, 1998, a second amended complaint was filed against the same individual and entities that were named as defendants in the original complaint. As amended, the complaint alleges, among other things, claims for breach of fiduciary duty and negligence and violations of Section 4(0) of the Commodity Exchange Act. Plaintiff seeks to recover at least $300 million in losses and at least $100 million in punitive damages.

      On November 5, 1998, defendants filed an answer to the second amended complaint in which they denied liability and asserted affirmative defenses.

      On May 17, 2000, a jury returned a verdict finding that Bear Stearns, BSSC and Bear Stearns Forex Inc. ("Forex") were liable to plaintiff for negligence and awarded damages in the amount of $111,500,000. The jury also found that defendants had not breached any fiduciary duties. On June 2, 2000, the court also awarded pre-judgement interest of $52.3 million. On December 29, 2000, the court denied defendants' motions to overturn the verdict. Defendants are appealing the verdict to the United States Court of Appeals for the Second Circuit.

      In re Lady Luck Gaming Corporation Securities Litigation.

      Beginning in March 1995, a series of actions were commenced in the United States District Court for the District of Nevada involving an initial public offering ("IPO") of 4,500,000 shares of Lady Luck Corporation ("Lady Luck") on September 29, 1993. A consolidated class action complaint was filed on August 14, 1995, and second, third, fourth and fifth amended class action complaints were filed on October 31, 1996, November 6, 1997, November 15, 1998, and September 20, 1999, respectively. As amended, the complaint names as defendants Bear Stearns and Oppenheimer & Co., Inc. ("Oppenheimer"), which are sued in their capacities as co-lead underwriters of the IPO.

      Plaintiffs' fifth amended complaint alleges, among other things, that the prospectus issued in connection with the IPO (the "Prospectus") contained certain false or misleading statements concerning Lady Luck and the casino-gaming industry as a whole. Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act of 1933. Plaintiffs purport to represent a class consisting of all persons who purchased shares of Lady Luck from September 29, 1993 to October 11, 1994. Compensatory damages in an unspecified amount are sought.

      On October 4, 1999, defendants filed an answer to the fifth amended complaint in which they denied liability and asserted affirmed defenses.

      McKesson HBOC, Inc.

      The  following   matters  arise  out  of  a  merger   between   McKesson
Corporation ("McKesson") and HBOC, Inc. ("HBOC").

      (i) Mitchell v. McCall, et al. On June 23, 1999, a shareholder of McKesson HBOC, Inc. ("McKesson HBOC") commenced a purported derivative action on behalf of McKesson HBOC in the Superior Court of the State of California, County of San Francisco, against Bear Stearns, Arthur Andersen LLP, and certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC. On March 31, 2000, plaintiffs filed an amended complaint against the same defendants as were named in the original complaint. As amended, the complaint alleges, among other things, that Bear Stearns committed breach of fiduciary duty and negligence in connection with acting as a financial advisor to McKesson with respect to a merger between McKesson and HBOC. Compensatory and punitive damages in unspecified amounts are sought.

      (ii) In re McKesson HBOC, Inc. Securities Litigation. Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. On November 2, 1999, these actions were consolidated, and on February 25, 2000, an amended consolidated complaint was filed. Plaintiffs purport to represent a class consisting of all persons who either (i) acquired publicly traded securities of HBOC between January 20, 1997 and January 12, 1999, or (ii) acquired publicly traded securities of McKesson or McKesson HBOC between October 18, 1998 and April 27, 1999, and who held McKesson securities on November 27, 1998 and January 22, 1999. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns, and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Exchange Act in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

      On September 28, 2000, the court entered an order dismissing without prejudice the claims against Bear Stearns.

      On November 14, 2000, the plaintiffs filed a second amended consolidated complaint asserting claims against Bear Stearns under Sections 10(b) and 14(a) of the Exchange Act with respect to the joint proxy statement/prospectus issued in connection with the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

      (iii) Ash, et al. v. Charles W. McCall, et al. On January 22, 2001, Bear Stearns was added as a defendant in a purported derivative action commenced by four shareholders of McKesson HBOC in the Chancery Court of the State of Delaware, New Castle County. Also named as defendants are Arthur Andersen LLP and certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC. The third amended complaint in this action alleges, among other things, that Bear Stearns committed negligence and breach of contract and aided and abetted a breach of fiduciary duty in connection with acting as a financial advisor to McKesson with respect to a merger between McKesson and HBOC. Compensatory damages in an unspecified amount are sought.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

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

      (ii) Cromer Finance Ltd. v. Michael Berger, et al. On March 24, 2000, a purported class action was commenced in the United States District Court for the Southern District of New York by Cromer Finance, Ltd., a shareholder of MIFL, on behalf of a purported class consisting of all persons who purchased securities of MIFL and suffered damages between September 1, 1996 through January 18, 2000. On September 8, 2000, plaintiff filed an amended complaint. Named as defendants are a director of MIFL, Deloitte & Touche, FASB, Ernst & Young LLP, and BSSC. The complaint alleges, among other things, that BSSC aided and abetted common law fraud in connection with providing clearing services for MIFL. Compensatory and punitive damages in unspecified amounts are sought. On October 20, 2000, the Bear Stearns defendants moved to dismiss the amended complaint. The court has not yet issued a ruling on this motion.

      (iii) Argos, et al. v. Michael Berger, et al. On March 31, 2000, an action was commenced in the United States District Court for the Southern District of New York by 17 shareholders of MIFL. Named as defendants are a director of MIFL, Financial Asset Management, Inc., FASB, Ernst & Young International, Deloitte & Touche, Bear Stearns and BSSC. The complaint alleges, among other things, that the Bear Stearns defendants aided and abetted a breach of fiduciary duty in connection with BSSC providing clearing services and financing for MIFL. Compensatory damages in excess of $53 million, and $1 billion in punitive damages from each defendant, are sought.

      On June 21, 2000, an amended complaint was filed adding nine shareholders of Manhattan Investment Fund Limited as plaintiffs and asserting the same claims against the same defendants as were named in the original complaint. Compensatory damages in excess of $93.5 million, and $1 billion in punitive damages from each defendant, are sought. On October 20, 2000, the Bear Stearns defendants moved to dismiss the amended complaint. The court has not yet issued a ruling on this motion.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

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

      (ii) Levitt, et al. v. Bear Stearns, et al. On February 16, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster between September 4, 1996 and December 31, 1996. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

      On March 15, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

      In re Stewart Enterprises, Inc. Securities Litigation. Beginning on August 25, 1999, a series of purported class actions were commenced in the United States District Court for the Eastern District of Louisiana, later consolidated under the above caption. On December 13, 1999, a consolidated amended class action complaint was filed. Named as defendants are Stewart Enterprises, Inc. ("Stewart"), three officers of Stewart, Bear Stearns, Merrill Lynch & Co. and Johnson Rice & Company L.L.C. The complaint alleges, among other things, that the defendants violated Sections 11 and 12(a)(2) of the Securities Act in connection with certain allegedly false and misleading statements regarding Stewart's business prospects contained in a prospectus for a public offering of Stewart common stock. Plaintiffs purport to represent a class of all persons who purchased Stewart stock pursuant to the offering. Plaintiffs seek compensatory damages in an unspecified amount.

      On December 6, 2000, the court granted defendants' motions to dismiss this action. Plaintiffs have filed a notice of appeal.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

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

      On August 10, 2000, Bear Stearns filed an answer to the complaint in which it denied liability and asserted affirmative defenses.

                  *                 *                 *

      The Company or a subsidiary of the Company also has been named as a defendant in numerous other civil actions arising out of its activities as a broker and dealer in securities, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Several of these actions allege damages in large or indeterminate amounts and some of these actions are class actions. With respect to claims involving the Partnership, Bear Stearns has assumed from the Partnership, and has agreed to indemnify the Partnership against, the Partnership's liability, if any, arising out of all legal proceedings to which the Partnership is or was named as a party. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution, may, however, have a material adverse effect on the operating results in any future period, depending upon the level of such results in such period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information as of January 22, 2001 concerning executive officers of the Company as of November 30, 2000.

                              AGE AS OF
                             JANUARY 22,         PRINCIPAL OCCUPATION AND
           NAME                 2001                DIRECTORSHIPS HELD
-------------------------    -----------  --------------------------------------

Alan C. Greenberg........        73       Chairman of the Board of the Company
                                          and Bear Stearns and Chairman of the
                                          Executive Committee of the Company
                                          (the "Executive Committee")

James E. Cayne...........        66       President and Chief Executive Officer
                                          of the Company and Bear Stearns,
                                          member of the Executive Committee

Mark E. Lehman...........        49       Executive Vice President and General
                                          Counsel of the Company and Bear
                                          Stearns and member of the Executive
                                          Committee

Marshall J Levinson......        58       Controller of the Company

Michael Minikes..........        57       Treasurer of the Company and Bear
                                          Stearns, member of the Executive
                                          Committee

Samuel L. Molinaro Jr....        43       Senior Vice President - Finance and
                                          Chief Financial Officer of the
                                          Company and Bear Stearns, member of
                                          the Executive Committee

      Each of the executive officers of the Company has been a Senior Managing Director of Bear Stearns for more than the past five years.

      Mr. Greenberg has been Chairman of the Board of the Company for more than the past five years. Mr. Greenberg was Chief Executive Officer of the Company and Bear Stearns from the Company's inception until July 1993.

      Mr. Cayne has been Chief Executive Officer and President of the Company and Bear Stearns for more than the past five years.

      Mr. Lehman became an Executive Vice President of the Company in September 1995. Prior thereto, Mr. Lehman was Senior Vice President - General Counsel of Bear Stearns for more than five years. Mr. Lehman is General Counsel of the Company and Bear Stearns.

      Mr. Levinson has been Controller of the Company since October 1998. Prior thereto, Mr. Levinson was Chief Financial Officer and Chief Administrative Officer of Bear, Stearns International Limited in London. Prior to September 1996, Mr. Levinson was in charge of the Company's internal audit function.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2001 Annual Meeting of Stockholders to be held on March 29, 2001, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

      The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement, and is incorporated herein by reference.

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

(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(2) Performance Compensation Plan, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(3) Stock Award Plan, as amended and restated as of January 11, 2000 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(4) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(5) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*

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

(10)(b)(4) Lease, dated as of November 20, 2000 between WFP 245 Park Co. L.P. and The Bear Stearns Companies Inc.

(11)        Statement re: computation of per share earnings.

(12) Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

(13) 2000 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)        Subsidiaries of the registrant.

(23)        Consent of Deloitte & Touche LLP.

* Executive Compensation Plans and Arrangements

      (B)   REPORTS ON FORM 8-K.

            The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:

            (i) A Current Report on Form 8-K dated September 14, 2000 and filed September 15, 2000, pertaining to the Company's results of operations for the quarter ended August 25, 2000.

            (ii) A Current Report on Form 8-K dated September 20, 2000 and filed September 27, 2000, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the Floating Rate Global Notes ("Global Notes") due 2007 issued by the Company, an opinion of Cadwalader, Wickersham & Taft as to the certain federal income tax consequences in the Prospectus Supplement, dated September 20, 2000, to the prospectus dated August 8, 2000, included in the Registration Statement on Form S-3 filed by the Company, and a consent in connection with the offering of the Global Notes.

            (iii) A Current Report on Form 8-K dated and filed September 28,
                  2000, to update certain information for the five month transition period July 1, 1999 through November 26, 1999 (the "Transition Period") as a result of the Company's change of its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2001.

                                         THE BEAR STEARNS COMPANIES INC.
                                                   (Registrant)

                                         By: /s/ Samuel L. Molinaro Jr.
                                            ....................................

                                            Samuel L. Molinaro Jr.
                                            Senior Vice President-Finance and
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2001.

                   NAME                                       TITLE
                   ----                                       -----

           /s/ Alan C. Greenberg
   ....................................
            Alan C. Greenberg                Chairman of the Board; Director



          /s/ James E. Cayne                 President and Chief Executive
   ....................................      Officer (Principal Executive
              James E. Cayne                 Officer); Director


         /s/ Carl D. Glickman
   ....................................
             Carl D. Glickman                Director


       /s/ Donald J. Harrington
   ....................................
           Donald J. Harrington              Director


         /s/ William L. Mack
   ....................................
             William L. Mack                 Director


         /s/ Frank T. Nickell
   ....................................
             Frank T. Nickell                Director


   ....................................
           Frederic V. Salerno               Director

       /s/   Alan D. Schwartz
   ....................................
             Alan D. Schwartz                Director


        /s/ Warren J. Spector
   ....................................
            Warren J. Spector                Director


          /s/ Vincent Tese
   ....................................
              Vincent Tese                   Director


           /s/ Fred Wilpon
   ....................................
               Fred Wilpon                   Director


      /s/ Samuel L. Molinaro Jr.             Senior Vice President-Finance and
   ....................................      Chief Financial Officer (Principal
          Samuel L. Molinaro Jr.             Financial Officer)



       /s/ Marshall J Levinson
   ....................................      Controller (Principal Accounting
           Marshall J Levinson               Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS 14 (A) (1) AND 14 (A) (2)

                                                              PAGE REFERENCE

                                                                        ANNUAL
FINANCIAL STATEMENTS                                       FORM 10-K    REPORT*
--------------------                                       ---------    -------

Independent Auditor's Report                                              88

THE BEAR STEARNS COMPANIES INC.

(i)   Consolidated Statements of Income--
      fiscal year ended November 30, 2000, five months
      ended November 26, 1999 and the fiscal years ended
      June 30, 1999 and 1998                                              63

(ii)  Consolidated Statements of Financial Condition at
      November 30, 2000 and November 26, 1999                             64

(iii) Consolidated Statements of Cash Flows--
      fiscal year ended November 30, 2000, five months
      ended November 26, 1999 and the fiscal years ended
      June 30, 1999 and 1998                                              65

(iv)  Consolidated Statements of Changes in
      Stockholders' Equity--
      fiscal year ended November 30, 2000, five months
      ended November 26, 1999 and the fiscal years ended
      June 30, 1999 and 1998                                             66-67

(v)   Notes to Consolidated Financial Statements                         68-87

FINANCIAL STATEMENT SCHEDULES

      Independent Auditors' Report                                       F-2

I     Condensed financial information of registrant                    F-3 - F-6


* Incorporated by reference from the indicated pages of the 2000 Annual Report to Stockholders.

      All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

Deloitte & Touche

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:

We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and Subsidiaries as of November 30, 2000, November 26, 1999, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year ended November 30, 2000, the five months ended November 26, 1999, and the fiscal years ended June 30, 1999 and 1998, and have issued our report thereon dated January 16, 2001; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of The Bear Stearns Companies Inc. and Subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
New York, New York
January 16, 2001

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                          FISCAL YEAR      FIVE MONTHS      FISCAL YEAR      FISCAL YEAR
                                                             ENDED            ENDED            ENDED            ENDED
                                                          NOVEMBER 30,     NOVEMBER 26,       JUNE 30,          JUNE 30,
                                                             2000             1999             1999             1998
                                                          -----------      -----------      -----------      -----------
REVENUES
Interest.............................................     $ 1,863,498      $   522,973      $ 1,264,041      $ 1,300,087
Other................................................         155,932           67,300          178,904          103,344
                                                          -----------      -----------      -----------      -----------
                                                            2,019,430          590,273        1,442,945        1,403,431
                                                          -----------      -----------      -----------      -----------
EXPENSES
Interest.............................................       2,483,116          711,874        1,500,137        1,471,042
Other................................................         105,860           43,986           91,620           98,872
                                                          -----------      -----------      -----------      -----------
                                                            2,588,976          755,860        1,591,757        1,569,914
                                                          -----------      -----------      -----------      -----------
Loss before benefit from income taxes and
   equity in earnings of subsidiaries................        (569,546)        (165,587)        (148,812)        (166,483)
Benefit from income taxes............................         118,740           31,005           34,823           62,467
                                                          -----------      -----------      -----------      -----------
Loss before equity in earnings of subsidiaries.......        (450,806)        (134,582)        (113,989)        (104,016)
Equity in earnings of subsidiaries, net of tax.......       1,223,989          420,396          787,037          764,445
                                                          -----------      -----------      -----------      -----------
Net income ..........................................     $   773,183      $   285,814      $   673,048      $   660,429
                                                          ===========      ===========      ===========      ===========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    NOVEMBER 30,      NOVEMBER 26,
                                                                                        2000              1999
                                                                                    ------------      ------------
ASSETS
Cash ..........................................................................     $  1,004,787      $    202,154
Receivables from subsidiaries .................................................       31,633,182        28,108,951
Investment in subsidiaries, at equity .........................................        5,807,576         5,116,151
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $772,044 and $636,919 in 2000 and 1999,
   respectively ...............................................................          416,319           383,921
Other assets ..................................................................        2,017,703           979,118
                                                                                    ------------      ------------
Total Assets ..................................................................       40,879,567      $ 34,790,295
                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings .........................................................     $ 13,575,506      $ 12,179,280
Payables to subsidiaries ......................................................          867,689           571,227
Other liabilities .............................................................          793,925           826,355
                                                                                    ------------      ------------
                                                                                      15,237,120        13,576,862
                                                                                    ------------      ------------

Long-term borrowings ..........................................................       19,661,368        15,738,508

Long-term borrowings from subsidiaries ........................................          326,791           532,978

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 10,000,000 shares authorized ................          800,000           800,000
Common stock, $1.00 par value; 200,000,000 shares authorized; 184,805,848
      shares issued as of November 30, 2000 and November 26, 1999 .............          184,806           184,806
Paid-in capital ...............................................................        2,583,638         2,509,801
Retained earnings .............................................................        2,600,149         1,916,516
Employee stock compensation plans .............................................        1,916,708         1,179,101
Unearned compensation .........................................................         (218,791)
Treasury stock, at cost -
   Adjustable Rate Cumulative Preferred Stock, Series A: 2,520,750 shares
      as of November 30, 2000 and November 26, 1999 ...........................         (103,421)         (103,421)
   Common stock: 75,823,544 and 66,367,276 shares as of November 30, 2000
      and November 26, 1999, respectively .....................................       (2,108,801)       (1,544,856)
                                                                                    ------------      ------------
Total Stockholders' Equity ....................................................        5,654,288         4,941,947
                                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity ....................................     $ 40,879,567      $ 34,790,295
                                                                                    ============      ============

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FISCAL YEAR      FIVE MONTHS      FISCAL YEAR      FISCAL YEAR
                                                                      ENDED            ENDED            ENDED            ENDED
                                                                   NOVEMBER 30,     NOVEMBER 26,       JUNE 30,         JUNE 30,
                                                                      2000             1999             1999             1998
                                                                   -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................     $   773,183      $   285,814      $   673,048      $   660,429
Adjustments to reconcile net income to cash (used in) provided by operating activities:
     Equity in earnings of subsidiaries, net of dividends
          received ...........................................      (1,133,686)        (365,319)        (656,715)        (448,805)
     Depreciation and amortization ...........................         137,092           56,285          136,896          109,936
     Other ...................................................         157,294            3,575                              (201)
(Increases) decreases in assets:
     Receivables from subsidiaries ...........................      (3,524,231)          53,052         (490,532)      (6,306,236)
     Investments in subsidiaries, net ........................         442,261          398,090         (140,808)        (266,080)
     Other assets ............................................        (993,595)          75,166         (145,849)          44,578
Increases (decreases) in liabilities:
     Payables to subsidiaries ................................         296,462          324,623          138,247           53,466
     Other liabilities .......................................        (137,748)         (58,897)         122,121         (154,168)
                                                                   -----------      -----------      -----------      -----------
Cash (used in) provided by operating activities ..............      (3,982,968)         772,389         (363,592)      (6,307,081)
                                                                   -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings .......       1,396,226       (1,330,822)        (932,133)         946,029
Net proceeds from issuance of long-term borrowings ...........       8,183,991        1,776,547        4,179,637        7,045,745
(Decrease) increase in long-term borrowings from
   subsidiaries ..............................................        (206,187)          (3,041)         140,055            6,122
Issuance of preferred stock ..................................                                                            650,000
Redemption of preferred stock ................................                                                           (287,500)
Employee stock compensation plans ............................         679,500           70,406          483,260          259,816
Tax Benefit of common stock distributions ....................          72,973            2,568           92,893           86,968
Proceeds from put option premium .............................           1,065
Note repayment from ESOP Trust ...............................                                             7,114            6,587
Payments for:
   Retirement of long-term borrowings ........................      (4,304,964)        (668,656)      (2,846,752)      (1,881,841)
   Treasury stock purchases ..................................        (726,836)        (311,289)        (482,818)        (258,036)
Cash dividends paid ..........................................         (99,329)         (54,548)        (107,666)         (97,990)
                                                                   -----------      -----------      -----------      -----------
Cash provided by (used in) financing activities ..............       4,996,439         (518,835)         533,590        6,475,900
                                                                   -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
   improvement ...............................................        (169,490)         (66,792)        (127,561)        (169,527)
Purchases of investment securities and other assets ..........         (51,202)          (4,031)         (26,290)          (4,769)
Proceeds from sale of investment securities and other
   assets ....................................................           9,854              146            3,126            5,402
                                                                   -----------      -----------      -----------      -----------
Cash used in investing activities ............................        (210,838)         (70,677)        (150,725)        (168,894)
                                                                   -----------      -----------      -----------      -----------
Net increase (decrease) in cash ..............................         802,633          182,877           19,273              (75)
Cash, beginning of year ......................................         202,154           19,277                4               79
                                                                   -----------      -----------      -----------      -----------
Cash, end of year ............................................     $ 1,004,787      $   202,154      $    19,277      $         4
                                                                   ===========      ===========      ===========      ===========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.    GENERAL

      The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the consolidated financial statements of The Bear Stearns Companies Inc. and subsidiaries and the notes thereto incorporated by reference in this Form 10-K.

      On January 18, 2000, the Company's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999. The five-month period ended November 26, 1999 is the Company's "Transition Period."

2.    DIVIDENDS RECEIVED FROM SUBSIDIARIES

      The Company received from its consolidated subsidiaries cash dividends of $90.3 million, $55.1 million, $132.3 million and $315.6 million, for the fiscal year ended November 30, 2000, five months ended November 26, 1999 and the fiscal years ended June 30, 1999 and 1998, respectively.

3.    STATEMENT OF CASH FLOWS

      Income taxes paid (consolidated) totaled $985.0 million, $57.8 million, $223.2 million and $459.7 million in the fiscal year ended November 30, 2000, five-months ended November 26, 1999 and the fiscal years ended June 30, 1999 and 1998, respectively. Cash payments for interest approximated interest expense for each of the periods presented.

                                 EXHIBIT INDEX

EXHIBITS:
---------

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

(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(2) Performance Compensation Plan, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(3) Stock Award Plan, as amended and restated as of January 11, 2000 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(4) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(5) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*

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

(10)(b)(4) Lease, dated as of November 20, 2000 between WFP 245 Park Co. L.P. and The Bear Stearns Companies Inc.

(11)        Statement re: computation of per share earnings.

(12) Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

(13) 2000 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)        Subsidiaries of the registrant.

(23)        Consent of Deloitte & Touche LLP.

* Executive Compensation Plans and Arrangements