Form 10-Q
period 2001-02-23
BEAR STEARNS COMPANIES INC
filed 2001-04-09
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                   For the quarterly period ended February 23, 2001

                                       or

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

                    245 Park Avenue, New York, New York 10167
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 272-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 3, 2001, the latest practicable date, there were 105,035,782 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of
                  February 23, 2001 (Unaudited) and November 30, 2000 (Audited)

                  Consolidated Statements of Income (Unaudited) for the three months ended February 23, 2001 and February 25, 2000

                  Consolidated Statements of Cash Flows (Unaudited) for the three months ended February 23, 2001 and February 25, 2000

                  Notes to Consolidated Financial Statements (Unaudited)

                  Independent Accountants' Report

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signature


                                            THE BEAR STEARNS COMPANIES INC.

                                              Consolidated Statements of
                                                  Financial Condition


                                                                                   (Unaudited)
     In thousands, except share data                                            February 23, 2001     November 30, 2000
     ------------------------------------------------------------------------------------------------------------------
      ASSETS
        Cash and cash equivalents                                               $    2,311,930          $    2,319,974
        Cash and securities deposited with clearing organizations or
          segregated in compliance with federal regulations                          9,011,048               3,773,232
        Securities purchased under agreements to resell                             31,293,892              35,499,232
        Receivable for securities provided as collateral                               741,386                 587,540
        Securities borrowed                                                         53,620,344              61,759,831
        Receivables:
          Customers                                                                 16,060,194              17,315,232
          Brokers, dealers and others                                                1,365,075                 790,051
          Interest and dividends                                                       704,968                 612,140
        Financial instruments owned, at fair value                                  49,533,480              45,172,665
        Property, equipment and leasehold improvements, net of accumulated
          depreciation and amortization                                                515,485                 542,613
        Other assets                                                                 2,659,472               2,793,963
                                                                                ---------------        ---------------
        Total Assets                                                            $  167,817,274          $  171,166,473
                                                                                ===============        ===============

     LIABILITIES & STOCKHOLDERS' EQUITY
        Short-term borrowings                                                   $   15,807,272          $   14,574,854
        Securities sold under agreements to repurchase                              47,272,183              54,461,463
        Obligation to return securities received as collateral                       1,774,553               2,534,871
        Payables:
          Customers                                                                 46,669,291              46,785,311
          Brokers, dealers and others                                                7,277,082               4,450,285
          Interest and dividends                                                       737,389                 842,749
        Financial instruments sold, but not yet purchased, at fair value            21,071,864              19,005,776
        Accrued employee compensation and benefits                                     570,661               1,479,417
        Other liabilities and accrued expenses                                         868,709                 781,571
                                                                                ---------------         --------------
                                                                                   142,049,004             144,916,297
                                                                                ---------------         --------------
        Commitments and contingencies (Note 3)
        Long-term borrowings                                                        19,646,865              20,095,888
                                                                                ---------------         --------------
        Guaranteed Preferred Beneficial Interests in Company Subordinated
          Debt Securities                                                              500,000                 500,000
                                                                                ---------------         --------------

     STOCKHOLDERS' EQUITY
        Preferred stock                                                                800,000                 800,000
        Common stock, $1.00 par value; 200,000,000 shares authorized;
           184,805,848 shares issued as of February 23, 2001 and November 30,
           2000                                                                        184,806                 184,806
        Paid-in capital                                                              2,585,506               2,583,638
        Retained earnings                                                            2,733,919               2,600,149
        Employee stock compensation plans                                            1,867,646               1,916,708
        Unearned compensation                                                         (206,516)               (218,791)
        Treasury stock, at cost--
          Adjustable Rate Cumulative Preferred Stock Series A:
            2,520,750 shares as of February 23, 2001 and November 30, 2000            (103,421)               (103,421)
          Common stock:   78,222,638 and 75,823,544 shares as of February 23,
            2001 and November 30, 2000, respectively                                (2,240,535)             (2,108,801)
                                                                                ----------------         -------------
        Total Stockholders' Equity                                                   5,621,405               5,654,288
                                                                                ----------------         -------------
        Total Liabilities and Stockholders' Equity                              $  167,817,274           $ 171,166,473
                                                                                ================         =============


        See Notes to Consolidated Financial Statements.



                                            THE BEAR STEARNS COMPANIES INC.

                                              Consolidated Statements of
                                                        Income
                                                      (UNAUDITED)

                                                                                 Three Months Ended   Three Months Ended
  In thousands, except share and per share data                                  February 23, 2001     February 25, 2000
  ------------------------------------------------------------------------------------------------------------------------
     REVENUES
       Commissions                                                                 $   282,401           $   310,411
       Principal transactions                                                          599,464               647,591
       Investment banking                                                              138,324               308,219
       Interest and dividends                                                        1,086,599             1,369,759
       Other income                                                                     39,281                52,045
                                                                                --------------------- --------------------
       Total revenues                                                                2,146,069             2,688,025
       Interest expense                                                                932,282             1,181,959
                                                                                --------------------- --------------------
         Revenues, net of interest expense                                           1,213,787             1,506,066
                                                                                --------------------- --------------------
    NON-INTEREST EXPENSES
       Employee compensation and benefits                                              642,259               718,655
       Floor brokerage, exchange and clearance fees                                     32,873                36,634
       Communications and technology                                                   117,734               117,841
       Occupancy                                                                        31,257                32,107
       Advertising and market development                                               33,832                27,374
       Other expenses                                                                  102,868               119,652
                                                                                --------------------- --------------------
         Total non-interest expenses                                                   960,823             1,052,263
                                                                                --------------------- --------------------
       Income before provision for income taxes and cumulative effect of
               change in accounting principle                                          252,964               453,803
       Provision for income taxes                                                       87,010               175,622
                                                                                --------------------- --------------------
       Income before cumulative effect of change in accounting principle               165,954               278,181
       Cumulative effect of change in accounting principle, net of tax                  (6,273)                  -
                                                                                ===================== ====================
       Net income                                                                  $   159,681            $  278,181
                                                                                ===================== ====================
       Net income applicable to common shares                                      $   149,903            $  268,403
                                                                                ===================== ====================
       Basic earnings per share:
           Before change in accounting principle                                   $      1.15            $     1.89
           Cumulative effect of change in accounting principle                            (.04)                   -
                                                                                ===================== ====================
                                                                                   $      1.11            $     1.89
                                                                                ===================== ====================
       Diluted earnings per share:
           Before change in accounting principle                                   $      1.10            $     1.89
           Cumulative effect of change in accounting principle                            (.04)                   -
                                                                                ===================== ====================
                                                                                   $      1.06            $     1.89
                                                                                ===================== ====================
          Weighted average number of common shares outstanding:
             Basic                                                                 149,080,028           157,641,253
             Diluted                                                               158,617,123           157,685,693
                                                                                ===================== ====================
       Cash dividends declared per common share                                    $      0.15            $     0.15
                                                                                ===================== ====================


       See Notes to Consolidated Financial Statements.




                                            THE BEAR STEARNS COMPANIES INC.

                                              Consolidated Statements of
                                                      Cash Flows
                                                      (UNAUDITED)
                                                                                Three Months Ended   Three Months Ended
        In thousands                                                            February 23, 2001     February 25, 2000
   -------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                $  159,681             $  278,181
        Adjustments to reconcile net income to cash used in operating activities:
          Depreciation and amortization                                               46,547                 37,934
          Deferred income taxes                                                      (28,712)               (54,064)
          Other                                                                       39,396                 (8,262)
       (Increases) decreases in operating assets:
          Cash and securities deposited with clearing organizations or
            segregated in compliance with federal regulations                     (5,237,816)               (27,540)
          Securities purchased under agreements to resell                          4,205,340              2,244,914
          Securities borrowed                                                      8,139,487             (7,441,338)
          Receivables:
            Customers                                                              1,255,038             (5,425,833)
            Brokers, dealers and others                                             (575,024)            (1,361,929)
          Financial instruments owned                                             (5,274,979)            (2,424,700)
          Other assets                                                                78,925                105,915
        (Decreases) increases in operating liabilities:
          Securities sold under agreements to repurchase                          (7,189,280)             2,719,142
          Payables:
            Customers                                                               (116,020)            (3,325,818)
            Brokers, dealers and others                                            2,819,839                538,172
          Financial instruments sold, but not yet purchased                        2,066,088              3,529,561
          Accrued employee compensation and benefits                                (976,364)                85,128
          Other liabilities and accrued expenses                                     (18,223)                 1,265
                                                                                --------------------------------------
        Cash used in operating activities                                           (606,077)           (10,529,272)
                                                                                --------------------------------------

      CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from short-term borrowings                                    1,532,773              7,918,377
        Net proceeds from issuance of long-term borrowings                           286,643              2,516,070
        Tax benefit of common stock distributions                                      1,541                  2,340
        Payments for:
          Retirement of long-term borrowings                                      (1,041,676)              (674,361)
          Treasury stock purchases                                                  (128,133)              (247,472)
        Cash dividends paid                                                          (25,911)               (26,822)
                                                                                --------------------------------------
        Cash provided by financing activities                                        625,237              9,488,132
                                                                                --------------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property, equipment and leasehold improvements                  (19,419)               (38,129)
        Purchases of investment securities and other assets                          (15,909)               (28,582)
        Proceeds from sale of investment securities and other assets                   8,124                  2,881
                                                                                --------------------------------------
        Cash used in investing activities                                            (27,204)               (63,830)
                                                                                --------------------------------------
        Net decrease in cash and cash equivalents                                     (8,044)            (1,104,970)
        Cash and cash equivalents, beginning of year                               2,319,974              1,570,483
                                                                                --------------------------------------
        Cash and cash equivalents, end of period                                $  2,311,930             $  465,513
                                                                                ======================================


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

        See Notes to Consolidated Financial Statements.


                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The November 30, 2000 Consolidated Statement of Financial Condition was derived from the audited financial statements. The consolidated financial statements as of and for the three months ended February 23, 2001 and February 25, 2000 are unaudited. The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", which are necessary for a fair statement of the results for the interim periods presented. Pursuant to such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended November 30, 2000 filed by the Company under the Securities Exchange Act of 1934. The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period's presentation. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.


2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments owned and financial instruments sold, but not yet
         purchased,   consisting  of  the  Company's   proprietary  trading  and
         investment accounts, at fair value, were as follows:

         In thousands                                                         February 23, 2001     November 30, 2000
         ------------------------------------------------------------------- --------------------- --------------------
          FINANCIAL INSTRUMENTS OWNED:
            US government and agency                                           $  13,927,146          $  11,705,975
            Other sovereign governments                                            6,902,957              5,137,115
            Corporate equity and convertible debt                                  8,406,344              8,663,306
            Corporate debt                                                         2,232,167              2,986,442
            Derivative financial instruments                                       5,126,557              4,797,087
            Mortgages and mortgage-backed securities                              12,195,344             11,304,982
            Other                                                                    742,965                577,758
                                                                             --------------------- --------------------
                                                                               $  49,533,480          $  45,172,665
                                                                             ===================== ====================

         FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
            US government and agency                                           $   5,932,497          $   6,142,702
            Other sovereign governments                                            4,644,546              3,556,830
            Corporate equity                                                       4,577,367              5,222,967
            Corporate debt                                                         2,245,259                243,311
            Derivative financial instruments                                       3,672,195              3,839,966
                                                                             ===================== =====================
                                                                               $  21,071,864          $  19,005,776
                                                                             ===================== =====================


         Financial   instruments   sold,  but  not  yet   purchased,   represent
         obligations   of  the  Company  to  deliver  the  specified   financial
         instrument at the contracted price, and thereby,  create a liability to repurchase the financial instrument in the market at prevailing prices.
         Accordingly, these transactions result in off-balance-sheet risk as the
         Company's  ultimate   obligation  to  satisfy  the  sale  of  financial
         instruments  sold,  but  not  yet  purchased,  may  exceed  the  amount recognized in the Consolidated Statements of Financial Condition.



3.       COMMITMENTS AND CONTINGENCIES

         At February 23, 2001, the Company was contingently liable for unsecured letters of credit of $2.3 billion and letters of credit of $120.1 million secured by financial instruments, which are principally used as collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges. The Company had various other commitments aggregating $2.0 billion at February 23, 2001.

         In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Additionally, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material adverse effect on the operating results in any future period, depending on the level of such results in such period.

4.       REGULATORY REQUIREMENTS

         The Company's principal operating subsidiaries, Bear, Stearns and Co. Inc. ("Bear Stearns") and Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $0.9 billion which is net capital of BSSC in excess of 7% of aggregate debit items arising from customer transactions, as defined. At February 23, 2001, Bear Stearns' net capital, as defined, of $2.03 billion exceeded the minimum requirement by $1.99 billion.

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

         At February 23, 2001, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

5.       EARNINGS PER SHARE


          Basic earnings per share ("EPS") reflects no dilution related to common stock equivalents and is computed by dividing net income applicable to common shares, adjusted for costs related to the Capital Accumulation Plan, by the weighted average number of common shares outstanding during each period presented. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares from employee stock compensation plans. Common shares include the assumed distribution of shares of common stock issuable under various employee stock compensation plans.



6.       CASH FLOW INFORMATION

         Cash payments for interest approximated interest expense for the three months ended February 23, 2001 and February 25, 2000. Income taxes paid totaled $49.8 million and $114.0 million for the three months ended February 23, 2001 and February 25, 2000, respectively.


7.        DERIVATIVES AND HEDGING ACTIVITIES

          Accounting Change

          In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

          SFAS No. 133 establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's balance sheet at their then fair value. The Company adopted SFAS No. 133 on December 1, 2000.

         An important objective of the Company's risk management process is to hedge the economic risks associated with its long and short-term debt. To accomplish this objective, the Company modifies the interest rate characteristics of its debt through derivatives, typically interest rate swaps. This is part of the on-going asset and liability risk management function.

          SFAS No. 133 now requires derivatives designated as hedges to be carried at their fair value, and that the hedged items previously carried at their accrued values now be marked to market to account for the risks being hedged. Any resultant change in values for both the hedging derivative and the hedged item is recognized in earnings immediately, with the net impact being deemed the `ineffective' portion of the hedge.

         At December 1, 2000, the Company recognized a cumulative after-tax loss of $6.3 million as a result of adopting SFAS No. 133. This loss is reported in the Consolidated Statement of Income separately as "cumulative effect of change in accounting principle". For the three months ended February 23, 2001, the Company recognized a net after-tax gain of $1.0 million, which represented the ineffective portion of hedge designations. This gain is recognized within principal transactions.

         Derivatives Credit Risk

         Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is generally limited to the net replacement cost of over-the-counter contracts, which are recognized as assets in the Company's Consolidated Statements of Financial Condition. Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

         The Company has controls in place to monitor credit exposures by assessing the future creditworthiness of counterparties and limiting transactions with specific counterparties. The Company also seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.


7.       DERIVATIVES AND HEDGING ACTIVITIES (continued)

         The following table summarizes the credit quality of the Company's trading and non-trading related derivatives (including foreign exchange and forward-settling mortgaged transactions) by showing counterparty credit ratings for the replacement cost of contracts in a gain position, net of $2.9 billion and $2.3 billion of collateral at February 23, 2001 and November 30, 2000, respectively:

                                                            February 23,                 November 30,
                In millions                                     2001                         2000
                --------------------------------------------------------------------------------------
                   RATING(1)                                            NET REPLACEMENT COST
                     AAA                                    $   385.3                    $   330.5
                     AA                                       1,087.9                        854.7
                     A                                          534.9                        498.2
                     BBB                                         36.9                         65.2
                     BB and Lower                                44.8                         48.9
                     Non-rated                                    0.2                          0.1


                    (1) Internal counterparty credit ratings as assigned by the Company's Credit Department, converted to rating agency equivalents.



8.       SEGMENT DATA

         The Company operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. These segments are strategic business units that offer different products and services. They are managed separately as different levels and types of expertise are required to effectively manage the segments' transactions.

         The Capital Markets segment is comprised of Institutional Equities, Fixed Income and Investment Banking areas. Institutional Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities and foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade and high yield debt securities.

         The Global Clearing Services segment provides clearing, margin lending and securities borrowing to facilitate customer short sales, to approximately 2,900 clearing clients


8.       SEGMENT DATA (continued)

         worldwide.  Such clients  include  approximately  2,500 prime brokerage clients  including  hedge  funds and clients of money  managers,  short
         sellers,    arbitrageurs   and   other   professional   investors   and
         approximately  400 fully  disclosed  clients,  who engage in either the retail or institutional brokerage business.

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

         The three business segments are comprised of many business areas with interactions among each as they serve the needs of similar clients.
         Revenues and expenses reflected below include those which are directly related to each segment. Revenue from inter-segment transactions are credited based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items including corporate overhead and interest which are internally allocated by the Company primarily based on balance sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.

         For the three months ended February 23, 2001:
         In thousands                           Net Revenues              Pre-Tax Income             Segment Assets
         ------------------------------- -------------------------- -------------------------- -------------------------
         Capital Markets                        $   801,535                $ 188,281                $  120,329,555
         Global Clearing Services                   223,900                   79,133                    49,019,682
         Wealth Management                          144,588                   16,204                     3,771,806
         Other (a)                                   43,764                  (30,654)                   (5,303,769)
         =============================== ========================== ========================== =========================
         Total                                  $ 1,213,787                $ 252,964                $  167,817,274
         =============================== ========================== ========================== =========================

         For the three months ended February 25, 2000:

         In thousands                          Net Revenues              Pre-Tax Income             Segment Assets
         ------------------------------- -------------------------- -------------------------- -------------------------
         Capital Markets                         $ 1,006,309               $  319,456               $ 111,395,212
         Global Clearing Services                    267,974                  119,210                  63,922,620
         Wealth Management                           209,804                   65,363                   3,024,660
         Other (a)                                    21,979                  (50,226)                 (3,332,629)
         =============================== ========================== ========================== =========================
         Total                                   $ 1,506,066               $  453,803               $ 175,009,863
         =============================== ========================== ========================== =========================

          (a)  Other  is   comprised   of   consolidation/elimination   entries,
          unallocated revenues (predominantly  interest),  and certain corporate administrative  functions,  including  costs  related  to the  Capital
          Accumulation  Plan (the "CAP Plan") which were $31.0 million and $50.7 million for the three months ended  February 23, 2001 and February 25,
          2000 respectively.


                         INDEPENDENT ACCOUNTANTS' REPORT


     To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

     We have reviewed the accompanying consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of February 23, 2001, and the related consolidated statements of income and cash flows for the three months ended February 23, 2001 and February 25, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of November 30, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2000; and in our report dated January 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of November 30, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

     /s/ DELOITTE & TOUCHE LLP
     DELOITTE & TOUCHE LLP
     New York, New York
     April 6, 2001

                  Item 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

Business Environment

The business environment during the first quarter ended February 23, 2001 was characterized by a slowdown in U.S. economic growth and moderate inflation which resulted in volatile domestic equity markets and record volume, with the New York Stock Exchange ("NYSE") and NASDAQ(R) average trading volume rising 23.8% and 38.1%, respectively, from the quarter ended February 25, 2000. With investors concerned that a slowing economy would bring more modest growth in corporate earnings and indications that consumer confidence was declining, the Federal Reserve Board (the "Fed") moved aggressively to stimulate the economy. In January 2001, the Fed cut the Federal Funds rate twice by a total of 100 basis points, including a 50 basis point cut during an unscheduled meeting on January 3, 2001. The Fed's actions initially rallied the markets as the major indices all gained, but a major sell-off followed in February as investors reacted to a deteriorating corporate earnings picture. During the quarter ended February 23, 2001, the Standard & Poor's 500 Index ("S&P 500") declined 5.3%, while the Dow Jones Industrial Average ("DJIA") increased 27 points to close at 10,442.

The Nasdaq Composite Index ("Nasdaq") reached a high of 3,015 during the quarter before closing at 2,263 at quarter end, off 12.9% from its November 30, 2000 close and off 24.9% from its high during the quarter. Despite these challenging conditions, many of the Company's core businesses performed well. The Company's fixed income businesses performed well as credit spreads tightened and liquidity improved. Equity sales and trading were also strong during the quarter. In addition, Global Clearing Services continued to add clients and provide a solid base of recurring earnings. Net interest revenues during the quarter decreased due to lower customer interest bearing balances. The broad-based weakness in the equity markets adversely affected the Company's equity underwriting and mergers and acquisitions results.

The business environment during the quarter ending February 25, 2000 was characterized by strong U.S. economic growth and low inflation which resulted in robust domestic equity markets and growth in both NYSE and NASDAQ(R) trading volume. The Fed raised the Federal Funds rate 25 basis points on February 2, 2000, in an effort to slow the momentum of the consumer-led economy and prevent inflationary pressures from taking hold. It was the fourth such rate increase in less than a year. This and other factors caused the DJIA and the S&P 500 indices to decrease 10.3% and 5.9%, respectively. The Nasdaq increased 33.1% during the 2000 quarter. These factors contributed to strong performances in the Company's equity businesses resulting in record levels in commissions and underwriting revenues. Heightened customer order flow and trading volumes in the equity markets contributed to strong equity trading revenues. The fixed income markets were generally weaker as rising interest rates and reduced customer activity resulted in a decrease in fixed income trading and fixed income underwriting revenues.

Results of Operations

Three Months Ended February 23, 2001
Compared to Three Months Ended February 25, 2000

Net income for the three months ended February 23, 2001 ("2001 Quarter") before the cumulative effect of a change in accounting principle was $166.0 million, down 40.3% from $278.2 million for the three months ended February 25, 2000 ("2000 Quarter"). Revenues, net of interest expense for the 2001 Quarter were $1.2 billion, down 19.4% from $1.5 billion in the 2000 Quarter. The results primarily reflect a decrease in investment banking, principal transactions revenues and net interest, which resulted from the industry-wide, broad-based weakness in the equity markets. Earnings per diluted share were $1.10, before the accounting change, for the 2001 Quarter, down from $1.89 per share for the 2000 Quarter. Diluted earnings per share for the 2001 Quarter were $1.06 and net income was $159.7 million after including the effect of the required adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the impact of adopting SFAS No. 133.

Commission revenues for the 2001 Quarter decreased 9.0% to $282.4 million from $310.4 million for the 2000 Quarter. The decrease was primarily attributable to a decrease in retail commissions, partially offset by an increase in institutional commissions. Uncertain economic conditions and volatile equity markets led to a reduction in retail trade volume during the quarter as investors awaited signs of economic improvement.


The Company's principal transactions revenues by reporting categories were as follows:

                                                         Three Months Ended    Three Months Ended    % Increase
  In thousands                                            February 23, 2001     February 25, 2000     (Decrease)
-------------------------------------------------------- -------------------- ------------------- ------------------
  Fixed income                                            $  287,199              $  238,094             20.6
  Equity                                                     198,835                 227,329            (12.5)
  Derivative financial  instruments, including foreign
    exchange                                                 113,430                 182,168            (37.7)
-------------------------------------------------------- -------------------- ------------------- ------------------
  Total principal transactions revenues                   $  599,464              $  647,591             (7.4)
======================================================== ==================== =================== ==================


Revenues from principal transactions were $599.5 million for the 2001 Quarter, down 7.4% from $647.6 million for the 2000 Quarter. Principal transactions revenues derived from derivative financial instruments decreased 37.7% during the 2001 Quarter due to a decline in equity derivatives. Results also reflect a 12.5% decrease in revenues from equity activities, particularly in the over-the-counter, arbitrage and international equity trading areas. Principal transactions revenues derived from fixed income activities increased 20.6% for the 2001 Quarter, with strong performances in the mortgage-backed securities, municipal and corporate bond trading areas, partially offset by decreases in the government bond trading and high yield areas. Action taken by the Fed to lower the Federal Funds rate twice during the 2001 Quarter by a total of 100 basis points improved the fixed income trading environment as credit spreads tightened and customer activity increased.

The Company's investment banking revenues were as follows:

                                                        Three Months Ended   Three Months Ended      % Increase
In thousands                                             February 23, 2001    February 25, 2000      (Decrease)
------------------------------------------------------- -------------------- -------------------- ------------------
  Underwriting revenues                                    $  56,864             $ 148,805              (61.8)
  Advisory services revenues                                  81,460               159,414              (48.9)
------------------------------------------------------- -------------------- -------------------- ------------------
  Total investment banking revenues                        $ 138,324             $ 308,219              (55.1)
======================================================= ==================== ==================== ==================


Investment banking revenues for the 2001 Quarter decreased 55.1% to $138.3 million from $308.2 million for the 2000 Quarter. Declining U.S. equity prices, particularly in the technology and telecommunications sectors, led to a slowdown in equity underwriting activities as investors were less interested in new offerings. Mergers and acquisitions activity also declined during the 2001 Quarter. Included in advisory service revenues are merchant banking revenues of $25.3 million and $28.4 million for the 2001 Quarter and for the 2000 Quarter, respectively.

Net interest and dividends (revenues from interest and net dividends less interest expense) for the 2001 Quarter decreased 17.8% to $154.3 million from $187.8 million for the 2000 Quarter, principally due to lower levels of customer interest bearing balances and 7% fewer interest days when compared to the comparable prior year period. Average customer margin debit balances were $42.0 billion during the 2001 Quarter compared to $56.6 billion during the 2000 Quarter. Margin debit balances totaled $37.6 billion at February 23, 2001 compared to $61.5 billion at February 25, 2000. Average customer shorts were $55.0 billion during the 2001 Quarter compared to $64.7 billion during the 2000 Quarter and totaled $53.8 billion at February 23, 2001, down from $66.9 billion at February 25, 2000. Average free credit balances were $18.3 billion during the 2001 Quarter compared to $15.3 billion during the 2000 Quarter and totaled $17.3 billion at February 23, 2001, an increase from $13.5 billion at February 25, 2000.

Other income decreased 24.5% to $39.3 million in the 2001 Quarter from $52.0 million in the 2000 Quarter. The decrease in other income was primarily due to a decrease in performance-based fees earned by the Company's Asset Management area, which was partially offset by an increase in management fees. Assets under management increased to $21.5 billion (including $4.6 billion of alternative investment products) at February 23, 2001, which reflected a 56.8% increase over $13.7 billion in assets under management at February 25, 2000. The largest components of the increase in assets were attributable to mutual funds and alternative investments, including equity hedge funds, private equity and venture capital.

Employee compensation and benefits for the 2001 Quarter decreased 10.6% to $642.3 million from $718.7 million for the 2000 Quarter. Employee compensation and benefits as a percentage of net revenues increased to 52.9% for the 2001 Quarter from 47.7% for the 2000 Quarter. For the fiscal year ended November 30, 2000, compensation as a percentage of net revenues was 51.4%. The increase in compensation to net revenues reflects the lower levels of revenue experienced during the 2001 Quarter and the hiring of a number of talented professionals both domestically and in Europe.

Non-compensation expenses were $318.6 million for the 2001 Quarter, down 4.5% from $333.6 million from the 2000 Quarter. Expenses related to the Capital Accumulation Plan ("CAP Plan") for the 2001 Quarter were $31.0 million, down from $50.7 million in the 2000 Quarter. The decline in CAP Plan related expenses reflects the lower level of earnings for the 2001 Quarter as compared to the 2000 Quarter. Legal expenses decreased by $5.2 million or 26.3% for the 2001 Quarter compared to the 2000 Quarter. The decreases were partially offset by a $6.5 million or 23.6% increase in advertising and market development costs in the 2001 Quarter as compared to the 2000 Quarter.

The Company's effective tax rate decreased to 34% in the 2001 Quarter compared to 38.7% for the 2000 Quarter, primarily due to a higher proportion of earnings in lower tax jurisdictions and a higher proportion of tax preference items.


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

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan.

                                               Capital Markets

                                                            Three Months Ended  Three Months Ended     % Increase
In thousands                                                 February 23, 2001   February 25, 2000     (Decrease)
------------------------------------------------------------ ------------------ ------------------- -----------------
       Net revenues
            Institutional Equities                             $  341,171         $ 376,143               (9.3)
            Fixed Income                                          340,389           335,283                1.5
            Investment Banking                                    119,975           294,883              (59.3)
------------------------------------------------------------ ------------------ ------------------- -----------------
       Total net revenues                                      $ 801,535          $1,006,309             (20.3)
============================================================ ================== =================== =================
       Pre-tax income                                          $ 188,281          $  319,456             (41.1)
============================================================ ================== =================== =================


The Capital Markets segment is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. Institutional Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities, foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt securities.

Net revenues for Capital Markets were $801.5 million in the 2001 Quarter, down 20.3% from $1.0 billion in the 2000 Quarter. Pre-tax income for Capital Markets was $188.3 million in the 2001 Quarter, down 41.1% from $319.5 million in the 2000 Quarter. Investment Banking net revenues in the 2001 Quarter decreased 59.3% to $120.0 million from $294.9 million in the 2000 Quarter. Weak U.S. equity markets led to declining U.S. equity underwriting and mergers and acquisitions activities during the 2001 Quarter. Institutional Equities net revenues in the 2001 Quarter decreased 9.3% to $341.2 million from $376.1 million in the 2000 Quarter, primarily attributable to decreases in the equity derivatives, over-the-counter stock and international equity trading areas, partially offset by strong commission revenues resulting from record domestic trading volumes on both the NYSE and Nasdaq(R) and an increase in specialist activities. The 2001 Quarter results also reflect a strong performance from the convertible arbitrage area. Fixed Income net revenues increased to $340.4 million in the 2001 Quarter or 1.5% from $335.3 million in the 2000 Quarter. Fixed income market conditions improved during the 2001 Quarter as credit spreads tightened and liquidity returned to the market, resulting in a strong performance from the mortgage-backed securities area. Declining short-term rates also provided a boost to the high yield and investment grade markets.


                                                Global Clearing Services
                                                        Three Months           Three Months          % Increase
                                                            Ended                  Ended             (Decrease)
       In thousands                                   February 23, 2001      February 25, 2000
--------------------------------------------------- ---------------------- ---------------------- ------------------
         Net revenues                                    $ 223,900              $ 267,974             (16.4)
         Pre-tax income                                  $  79,133              $ 119,210             (33.6)


The Global Clearing Services segment provides clearing, margin lending and securities borrowing to facilitate customer short sales, to approximately 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business.

Net revenues for Global Clearing Services were $223.9 million in the 2001 Quarter, down 16.4% from $268.0 million for the 2000 Quarter. Pre-tax income for Global Clearing Services was $79.1 million in the 2001 Quarter, down 33.6% from $119.2 million for the 2000 Quarter. The decrease in net revenues in the 2001 Quarter was primarily due to a decrease in customer margin debit and customer short balances compared to the 2000 Quarter. While the Company's client base continued to expand during the 2001 Quarter, the decline in margin debit and customer short balances was a result of deteriorating equity market conditions and lower leverage levels being employed by prime brokerage customers. Average customer margin debit balances were $42.0 billion during the 2001 Quarter, compared to $56.6 billion during the 2000 Quarter. Margin debit balances totaled $37.6 billion at February 23, 2001 compared to $61.5 billion at February 25, 2000. Average customer short balances were $55.0 billion during the 2001 Quarter compared to $64.7 billion during the 2000 Quarter and totaled $53.8 billion at February 23, 2001, down from $66.9 billion at February 25, 2000. Average free credit balances increased to $18.3 billion during the 2001 Quarter from $15.3 billion during the 2000 Quarter and totaled $17.3 billion at February 23, 2001, an increase from $13.5 billion at February 25, 2000.


                                                   Wealth Management

                                                              Three Months        Three Months
                                                                  Ended               Ended            % Increase
        In thousands                                        February 23, 2001   February 25, 2000      (Decrease)
----------------------------------------------------------- ------------------ -------------------- ----------------
           Net revenues                                        $ 144,588           $ 209,804           (31.1)
           Pre-tax income                                      $  16,204           $  65,363           (75.2)


The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS has approximately 500 account executives.

The Asset Management area had $21.5 billion in assets under management at February 23, 2001 which reflected a 56.8% increase over $13.7 billion in assets under management at February 25, 2000. Strong net inflows and performances from certain of the funds' investments led to the growth in assets under management. Assets from alternative investment products grew 103.2% to $4.6 billion under management at February 23, 2001 from $2.3 billion at February 25, 2000. Additionally, mutual funds under management rose 106.4% to $5.2 billion at February 23, 2001 from $2.5 billion at February 25, 2000.

Net revenues for Wealth Management were $144.6 million in the 2001 Quarter, down 31.1% from $209.8 million for the 2000 Quarter. Pre-tax income for Wealth Management was $16.2 million in the 2001 Quarter, down 75.2% from $65.4 million for the 2000 Quarter. Private client service revenues in the 2001 Quarter decreased from the 2000 Quarter due to a reduction in retail trading volume as a result of uncertain economic conditions and volatile equity markets. Asset management revenues also declined, reflecting lower levels of performance fees on the Company's alternative investment products, partially offset by increased management fees from mutual funds and wrap accounts.


Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with the vast majority of the Company's assets consisting of cash, marketable securities inventories, which are marked-to-market daily, and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by U.S. government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company's business as a securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and proprietary trading needs. Additionally, the Company's role as a financial intermediary for customer activities which it conducts on a principal basis, together with its customer-related activities attributable to its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowing and repurchase activity. The Company's total assets and financial leverage can fluctuate, depending largely upon economic and market conditions, volume of activity and customer demand.

The Company's total assets at February 23, 2001 decreased to $167.8 billion from $171.2 billion at November 30, 2000. The decrease was primarily attributable to a decrease in securities borrowed and securities purchased under agreements to resell, partially offset by an increase in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations and financial instruments owned. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, decreased to $25.8 billion at February 23, 2001 from $26.3 billion at November 30, 2000 primarily due to a decrease in long-term borrowings.

The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are a function of balance sheet risk (i.e., market, credit and liquidity) and regulatory capital requirements. The Company seeks to ensure the adequacy of its total capital base, the size of which is determined primarily as a function of the self-funding ability of its assets. As such, the mix and liquidity characteristics of assets being held are the primary determinant of required total capital, thus significantly influencing the amount of leverage that the Company can employ.

The following table sets forth total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at February 23, 2001 and November 30, 2000. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low risk spread asset nature of its securities borrowed position renders net adjusted leverage as the most relevant measure.


  In billions, except ratios               February 23, 2001   November 30, 2000
  ---------------------------------------- ------------------- -----------------
    Total Assets                               $  167.8          $   171.2
    Adjusted Assets (1)                           135.8              135.1
    Net Adjusted Assets (2)                        82.2               73.3
    Leverage Ratio (3)                             27.4               27.8
    Adjusted Leverage (4)                          22.2               21.9
    Net Adjusted Leverage (5)                      13.4               11.9

     (1) Adjusted Assets represent Total Assets less securities purchased under agreements to resell and the receivable for securities provided as collateral.

     (2) Net Adjusted Assets represent Adjusted Assets less securities borrowed.

     (3) Leverage Ratio equals Total Assets divided by stockholders' equity and preferred stock issued by subsidiaries.

     (4) Adjusted Leverage equals Adjusted Assets divided by stockholders' equity and preferred stock issued by subsidiaries.

     (5)  Net  Adjusted   Leverage   equals  Net  Adjusted   Assets  divided  by
     stockholders' equity and preferred stock issued by subsidiaries.

Funding Strategy

The Company's general funding strategy seeks to ensure ample liquidity and diversity of funding sources in order to meet the Company's financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. In addition, with respect to short-term, unsecured financing, the Company's emphasis on diversification by product, geography, maturity and instrument results in prudent, moderate usage of more credit sensitive, potentially less stable funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions and securities lending arrangements, customer free credit balances, unsecured commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

The vast majority of the Company's balance sheet is financed with short-term secured and longer-term sources of funding. The Company views its secured funding as inherently less credit sensitive and therefore more stable due to the collateralized nature of the borrowing. In this fashion, via an adequate total capital base and extensive use of secured funding, the Company seeks to limit its reliance on short-term unsecured borrowings.

In addition to short-term funding sources, the Company utilizes long-term senior debt and medium-term notes as a longer-term source of unsecured financing. During the 2001 Quarter, the Company made payments approximating $1.0 billion on long-term debt which, net of proceeds of approximately $0.3 billion from the issuance of long-term debt and an adjustment of $0.3 billion related to the adoption of SFAS No.133, decreased total long-term debt to $19.6 billion at February 23, 2001 from $20.1 billion at November 30, 2000. The amount of long-term debt, as well as total capital, that the Company maintains is a function of its asset composition.

The Company regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing and the associated margin level required for such financing. This analysis results in a determination of the Company's aggregate need for long-term funding sources, which translates into the amount of long-term debt required for a given equity base and mix of assets.

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective is to maintain sufficient total capital and funding sources to enable the Company to refinance unsecured borrowings with fully secured borrowings. The analysis focuses on a twelve-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. Within this context, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated marketable securities in relation to its unsecured debt maturing over the next twelve months, striving to maintain the ratio of liquidity sources to maturing debt at 100% or greater.

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed the actual utilization thereof to allow it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations. During the 2001 Quarter, the Company expanded its secured funding infrastructure with the addition of a committed secured credit facility in Japan.

The Company has in place a committed revolving-credit facility (the "facility") totaling $3.105 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility also provides that the Company may borrow up to $1.5525 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in February 2002 with all loans outstanding at that date payable no later than February 2003. The Company expects to renew such facility upon expiration. There were no borrowings outstanding under the facility at February 23, 2001.

In August 2000, the Company established a $1.25 billion committed revolving securities repo facility (the "repo facility") which permits borrowings, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The repo facility terminates in August 2001 with all repos outstanding at that date payable no later than August 2002. There were no borrowings outstanding under the repo facility at February 23, 2001.

In December 2000, the Company established a $500 million committed revolving credit facility, which permits borrowing on a secured basis by BSSC. The facility terminates in December 2001 with all loans outstanding at that date payable no later than December 2002. There were no borrowings outstanding under the facility at February 23, 2001.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and liquidity of the assets being financed.

Long-term debt totaling $17.1 billion and $16.7 billion had remaining maturities beyond one year at February 23, 2001 and November 30, 2000, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is at least partially dependent on the Company's short-term and long-term debt ratings. At February 23, 2001, the Company's long-term/short-term debt ratings were as follows:

-------------------------------------------- ------------------
Moody's Investors Service                    A2/P-1
-------------------------------------------- ------------------
Standard & Poor's                            A/A-1
-------------------------------------------- ------------------
Fitch                                        A+/F1+
-------------------------------------------- ------------------
Dominion Bond Rating                         A/R-1 (middle)
Service
-------------------------------------------- ------------------
Japan Rating & Investment                    A+/not rated
Information
-------------------------------------------- ------------------

The Company's CAP Plan requires participants to defer portions of their annual compensation in exchange for the future receipt of shares of the Company's Common Stock. During the quarter ended February 23, 2001, the Company repurchased a total of 608,556 shares of Common Stock through open market transactions in connection with the CAP Plan at a cost of approximately $33.0 million. The Company intends, subject to market conditions and plan limitations, to continue to purchase a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to all compensation deferred, including any additional amounts allocated to participants under the CAP Plan.

On January 4, 2001, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (the "Repurchase Program") to allow the Company to purchase (in addition to any shares purchased under a previous repurchase authorization) up to an aggregate of $1.2 billion in Common Stock. The purchases under the new $1.2 billion repurchase authorization may be made periodically in 2001 or beyond in the open market or otherwise at prices then prevailing. During the quarter ended February 23, 2001, the Company purchased, under the previous and current repurchase program authorizations, a total of 1,914,079 shares of Common Stock through open market transactions at a cost of approximately $102.1 million.

Cash Flows

Cash and cash equivalents decreased $8.0 million to $2,312.0 million at February 23, 2001 from $2,320.0 million at November 30, 2000. Cash used in operating activities was $606.1 million, primarily attributable to a decrease in securities sold under agreements to repurchase, increases in financial instruments owned and cash and securities deposited with clearing organizations, partially offset by decreases in securities borrowed, securities purchased under agreements to resell, and an increase in payables to brokers, dealers, and others. Cash provided by financing activities of $625.2 million reflected proceeds from the issuance of short-term and long-term borrowings, partially offset by payments for retirement of long-term borrowings. Cash used in investing activities of $27.2 million reflected purchases of property, equipment and leasehold improvements, as well as net increases in investment securities and other assets.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the New York Stock Exchange and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At February 23, 2001 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking Investments

As part of merchant banking activities, the Company participates from time to time in principal investments in leveraged transactions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment. At February 23, 2001, the Company held investments in twenty leveraged transactions with an aggregate carrying value of approximately $266.1 million.

High Yield Positions

As part of the Company's fixed income securities activities, the Company participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield positions"). Also included in high yield positions is a portfolio of credit card receivables from individuals that are subject to bankruptcy proceedings. Non-investment-grade debt securities have been defined as high yield and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. Non-investment-grade mortgage loans are principally secured by residential properties and include non-performing loans. At February 23, 2001 and November 30, 2000, the Company held high yield positions approximating $2.8 billion and $2.3 billion, respectively, in long inventory, and $0.5 billion and $0.4 billion, respectively, in short inventory.

In addition, the Company provides extensions of credit to highly leveraged companies in loan syndication transactions and then participates out a portion of these leveraged transactions. At February 23, 2001 and November 30, 2000, the amount outstanding to highly leveraged borrowers totaled $470.8 million and $336.9 million, respectively. Additionally, lending commitments to non-investment-grade borrowers totaled $991.7 million and $926.2 million at February 23, 2001 and November 30, 2000, respectively. The Company also has exposure to non-investment-grade counterparties related to its trading-related derivative activities. At

February 23, 2001 and November 30, 2000, the Company's exposure to non-investment-grade counterparties, net of collateral, was $45.0 million and $49.0 million, respectively. See Note 7 of the Notes to Consolidated Financial Statements. In addition, the Company has direct and indirect principal investments in, as well as commitments to participate in, partnerships that invest in leveraged transactions.

The Company's Risk Committee monitors exposure to market and credit risk with respect to high yield positions and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets, and increased vulnerability to general economic conditions. The level of the Company's high yield positions, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.


Accounting Changes and Developments

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS No. 140 carry over most of the guidance outlined in SFAS No. 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company intends to adopt the provisions of SFAS No. 140 as required in 2001 and is currently assessing its impact.

                Item 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


For a description of the Company's risk management policies and Value-at-Risk ("VaR") model, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

The total VaR presented below is less than the sum of the individual components (i.e., Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks. This table illustrates the VaR for each component of market risk at February 23, 2001 and November 30, 2000.


     In millions                               February 23, 2001    November 30, 2000
     ----------------------------------------- ------------------- -------------------
     MARKET RISK
     Interest rate                                  $  15.3             $  11.7
     Currency                                           0.8                 1.4
     Equity                                             5.9                10.7
     Diversification benefit                           (5.5)               (7.9)
     ----------------------------------------- ------------------- --------------------
     Total                                          $  16.5             $  15.9
     ========================================= =================== ====================


The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2001 quarter:

In millions                                     High          Low          Average
------------------------------------------- ------------- ------------- --------------
MARKET RISK
Interest rate                                 $  15.3       $  10.8       $  12.4
Currency                                          2.3           0.8           1.4
Equity                                           10.7           5.9           7.6
Aggregate Value-at-Risk                          16.5          12.7          14.8
------------------------------------------- ------------- ------------- --------------

The average daily trading profit was $10.5 million and $10.4 million for the quarters ended February 23, 2001 and February 25, 2000, respectively. During the quarters ended February 23, 2001 and February 25, 2000, there were no trading days in which daily trading losses exceeded the reported VaR amounts.


Part II - Other Information

Item 1.    Legal Proceedings

Goldberger v. Bear, Stearns & Co. Inc., et al. / Bier, et al. v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2000 (the "Fiscal Year 2000 Form 10-K"), Bear, Stearns and Co. Inc. ("Bear Stearns") is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On January 25, 2001, plaintiffs filed a notice of appeal of the district court's decision granting defendants' motion to dismiss this action.

In re Lady Luck Gaming Corporation Securities Litigation.

As previously reported in the Company's Fiscal Year 2000 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the District of Nevada.

On February 13, 2001, the court granted defendants' motion and dismissed this action with prejudice.

Scotia Nominees, as nominees for L.C.O. Investments, Ltd. v. Michael Berger, et al.

As previously reported in the Company's Fiscal Year 2000 Form 10-K, Bear, Stearns Securities Corp. ("BSSC") is a defendant in litigation pending in the Supreme Court of the State of New York, County of New York.

On March 6, 2001, plaintiffs filed a second amended complaint against the same defendants as were named in the first amended complaint. As amended, the complaint alleges that BSSC aided and abetted a breach of fiduciary duty and conspired to convert plaintiffs' funds by, among other things, failing to alert the shareholders of Manhattan Investment Fund Limited ("MIFL") about false and misleading statements made by certain of the other defendants related to the financial condition of MIFL and continuing to provide credit to MIFL. Compensatory damages in excess of $5 million are sought from BSSC.

BSSC has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

In re Stewart Enterprises, Inc. Securities Litigation.

As previously reported in the Company's Fiscal Year 2000 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Eastern District of Louisiana.

On March 7, 2001, the plaintiffs filed a motion to withdraw their appeal of the lower court decision granting defendants' motion to dismiss the action.

In re Twinlab Securities Litigation.

As previously reported in the Company's Fiscal Year 2000 Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Eastern District of New York.

On or around March 7, 2001, the parties reached an agreement, subject to court approval, to settle this action.


The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10) (a) (1) Capital Accumulation Plan for Senior Managing Directors, amended and restated November 29, 2000 for Plan Years beginning on or after July 1, 1999

     (10) (a) (6) Restricted Stock Unit Plan, effective as of November 29, 2000

     (11)  Statement Re  Computation  of Per Share  Earnings

     (12) Statement Re Computation of Earnings to Fixed Charges


 (b) Reports on Form 8-K

     During the quarter, the Company filed the following Current Reports on Form 8-K.

         (i)      A Current Report on Form 8-K dated December 13, 2000 and filed
                  on  December  15,  2000,   announcing  the  payment of regular
                  quarterly  cash  dividends  on  outstanding   shares  of the
                  Company's Adjustable Rate Cumulative Preferred Stock, 6.15% Cumulative Preferred Stock, 5.72% Cumulative Preferred Stock and 5.49% Cumulative Preferred Stock.

         (ii) A Current Report on Form 8-K dated January 4, 2001 and filed on January 8, 2001, pertaining to the Company's results of operations for the three months ended and fiscal year ended November 30, 2000.

         (iii) A Current Report on Form 8-K dated and filed on January 11, 2001, pertaining to an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences described in the Prospectus Supplement dated January 11, 2001 included in the Registration Statement on Form S-3 filed by the Company relating to the registration of up to $9,015,893,162 aggregate principal amount of Medium Term Notes and a consent in connection with the Registration Statement.

         (iv) A Current Report on Form 8-K dated and filed on February 15, 2001, announcing the execution of a definitive agreement to acquire Wagner Stott Mercator, LLC.

         (v) A Current Report on Form 8-K dated and filed on February 15, 2001, pertaining to a copy of the text of a presentation dated February 2001 relating to the agreement to acquire Wagner Stott Mercator, LLC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Bear Stearns Companies Inc.
                                                    (Registrant)

     Date:  April 9, 2001                  By:  /s/ Marshall J Levinson
                                                Marshall J Levinson
                                                Controller
                                               (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  Exhibit Index



  Exhibit No.  Description                                                  Page

  (10)(a)(1)   Capital Accumulation Plan for Senior Managing Directors,
               amended and restated November 29, 2000 for Plan Years
               beginning on or after July 1, 1999                             34

  (10)(a)(6)   Restricted Stock Unit Plan, effective as of November 29, 2000  61

  (11)         Statement Re Computation of Per Share Earnings                 69

  (12)         Statement Re Computation of Earnings to Fixed Charges          70