Form 10-Q
period 2001-05-25
BEAR STEARNS COMPANIES INC
filed 2001-07-09
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 25, 2001

                                       OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                          COMMISSION FILE NUMBER 1-8989
                                                 ------

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

      AS OF JULY 5, 2001, THE LATEST PRACTICABLE DATE, THERE WERE 101,194,008 SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING.

                                TABLE OF CONTENTS
                                -----------------


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition as of May 25, 2001 (Unaudited) and November 30, 2000 (Audited)

            Consolidated Statements of Income (Unaudited) for the three months and six months ended May 25, 2001 and May 26, 2000

            Consolidated Statements of Cash Flows (Unaudited) for the six months ended May 25, 2001 and May 26, 2000

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

            Signature

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         THE BEAR STEARNS COMPANIES INC.

                           Consolidated Statements of
                               Financial Condition

                                                                            (Unaudited)
In thousands, except share data                                             May 25, 2001     November 30, 2000
--------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                               $   1,753,067       $   2,319,974
   Cash and securities deposited with clearing organizations or
     segregated in compliance with federal regulations                         7,672,120           3,773,232
   Securities purchased under agreements to resell                            38,296,414          35,499,232
   Receivable for securities provided as collateral                              239,384             587,540
   Securities borrowed                                                        58,060,385          61,759,831
   Receivables:
     Customers                                                                18,411,988          17,315,232
     Brokers, dealers and others                                               2,110,777             790,051
     Interest and dividends                                                      422,474             612,140
   Financial instruments owned, at fair value                                 42,472,323          45,172,665
   Property, equipment and leasehold improvements, net of accumulated
     depreciation and amortization                                               531,302             542,613
   Other assets                                                                3,035,059           2,793,963
                                                                           -----------------------------------
   Total Assets                                                            $ 173,005,293       $ 171,166,473
                                                                           ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
   Short-term borrowings                                                   $  14,151,512       $  14,574,854
   Securities sold under agreements to repurchase                             45,550,871          54,461,463
   Obligation to return securities received as collateral                      1,115,585           2,534,871
   Payables:
     Customers                                                                51,780,040          46,785,311
     Brokers, dealers and others                                               4,298,144           4,450,285
     Interest and dividends                                                      650,729             842,749
   Financial instruments sold, but not yet purchased, at fair value           26,054,346          19,005,776
   Accrued employee compensation and benefits                                  1,007,184           1,479,417
   Other liabilities and accrued expenses                                        830,596             781,571
                                                                           -----------------------------------
                                                                             145,439,007         144,916,297
                                                                           -----------------------------------
   Commitments and contingencies (Note 3)
   Long-term borrowings                                                       21,269,063          20,095,888
                                                                           -----------------------------------
   Guaranteed Preferred Beneficial Interests in Company Subordinated
     Debt Securities                                                             762,500             500,000
                                                                           -----------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock                                                               800,000             800,000
   Common stock, $1.00 par value; 500,000,000 shares authorized;
      184,805,848 shares issued as of May 25, 2001 and November 30, 2000         184,806             184,806
   Paid-in capital                                                             2,586,900           2,583,638
   Retained earnings                                                           2,877,942           2,600,149
   Employee stock compensation plans                                           1,856,405           1,916,708
   Unearned compensation                                                        (221,017)           (218,791)
   Treasury stock, at cost--
     Adjustable Rate Cumulative Preferred Stock Series A:
       2,520,750 shares as of May 25, 2001 and November 30, 2000                (103,421)           (103,421)
     Common stock: 82,232,630 and 75,823,544 shares as of May 25, 2001
       and November 30, 2000, respectively                                    (2,446,892)         (2,108,801)
                                                                           -----------------------------------
   Total Stockholders' Equity                                                  5,534,723           5,654,288
                                                                           -----------------------------------
   Total Liabilities and Stockholders' Equity                              $ 173,005,293       $ 171,166,473
                                                                           ===================================

   See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                           Consolidated Statements of
                                     Income
                                   (UNAUDITED)

                                                                            Three Months Ended              Six Months Ended
In thousands, except share and per share data                           May 25, 2001   May 26, 2000   May 25, 2001    May 26, 2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions                                                         $    290,767   $    321,690   $    573,168    $    632,101

    Principal transactions                                                   722,569        504,286      1,312,140       1,145,427
    Investment banking                                                       181,389        235,829        319,713         544,048
    Interest and dividends                                                 1,215,744      1,414,878      2,302,343       2,784,637
    Other income                                                              38,913         17,351         78,194          69,396
                                                                        ----------------------------------------------------------
    Total revenues                                                         2,449,382      2,494,034      4,585,558       5,175,609
    Interest expense                                                       1,080,724      1,172,728      2,003,113       2,348,237
                                                                        ----------------------------------------------------------
      Revenues, net of interest expense                                    1,368,658      1,321,306      2,582,445       2,827,372
                                                                        ----------------------------------------------------------

NON-INTEREST EXPENSES
    Employee compensation and benefits                                       742,834        704,528      1,385,093       1,423,183
    Floor brokerage, exchange and clearance fees                              41,092         41,236         76,665          79,670
    Communications and technology                                            113,504        106,362        228,538         222,403
    Occupancy                                                                 37,294         34,666         68,551          66,773
    Advertising and market development                                        33,705         31,874         67,537          59,248
    Other expenses                                                           133,400        236,821        236,268         356,473
                                                                        ----------------------------------------------------------
      Total non-interest expenses                                          1,101,829      1,155,487      2,062,652       2,207,750
                                                                        ----------------------------------------------------------
    Income before provision for income taxes and cumulative effect
            of change in accounting principle                                266,829        165,819        519,793         619,622
    Provision for income taxes                                                97,336         47,442        184,346         223,064
                                                                        ----------------------------------------------------------
    Income before cumulative effect of change in accounting principle        169,493        118,377        335,447         396,558
    Cumulative effect of change in accounting principle, net of tax             --             --           (6,273)           --
                                                                        ----------------------------------------------------------
    Net income                                                          $    169,493   $    118,377   $    329,174    $    396,558
                                                                        ==========================================================
    Net income applicable to common shares                              $    159,715   $    108,599   $    309,618    $    377,002
                                                                        ==========================================================

    Basic earnings per share                                            $       1.23   $       0.77   $       2.34    $       2.67
                                                                        ==========================================================
    Diluted earnings per share                                          $       1.18   $       0.77   $       2.24    $       2.67
                                                                        ==========================================================

      Weighted average number of common shares outstanding:
          Basic                                                          145,455,590    152,446,615    147,164,834     155,042,809
          Diluted                                                        154,825,604    152,624,273    156,749,394     155,152,977
                                                                        ==========================================================
    Cash dividends declared per common share                            $       0.15   $       0.10   $       0.30    $       0.25
                                                                        ==========================================================

    Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

    See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                           Consolidated Statements of
                                   Cash Flows
                                   (UNAUDITED)

                                                                                Six Months Ended     Six Months Ended
     In thousands                                                                 May 25, 2001         May 26, 2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $   329,174          $   396,558
   Adjustments to reconcile net income to cash used in operating activities:
     Depreciation and amortization                                                     97,625               75,506
     Deferred income taxes                                                            (99,332)            (118,865)
     Other                                                                             81,588               (1,719)
   (Increases) decreases in operating assets:
     Cash and securities deposited with clearing organizations or segregated
         in compliance with federal regulations                                    (3,898,888)          (1,198,251)
     Securities purchased under agreements to resell                               (2,797,182)           1,546,556
     Securities borrowed                                                            3,699,446           (1,443,889)
     Receivables:
        Customers                                                                  (1,096,756)          (2,950,646)
        Brokers, dealers and others                                                (1,320,726)              95,441
     Financial instruments owned                                                    1,629,212           (7,740,173)
     Other assets                                                                      32,806             (357,434)

   (Decreases) increases in operating liabilities:
     Securities sold under agreements to repurchase                                (8,910,592)           3,723,009
     Payables:
        Customers                                                                   4,994,729           (3,075,078)
        Brokers, dealers and others                                                  (159,260)          (1,825,783)
     Financial instruments sold, but not yet purchased                              7,048,570            4,425,572
     Accrued employee compensation and benefits                                      (584,619)             367,600
     Other liabilities and accrued expenses                                          (142,995)             402,274
                                                                                  -----------------------------------
   Cash used in operating activities                                               (1,097,200)          (7,679,322)
                                                                                  -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                            293,084            4,517,191
   Net proceeds from issuance of long-term borrowings                               2,662,474            4,947,853
   Net proceeds from issuance of subsidiary securities                                254,231                 --

   Tax benefit of common stock distributions                                            3,150               11,186
   Payments for:
     Retirement of long-term borrowings                                            (2,147,842)          (1,642,363)
     Treasury stock purchases                                                        (362,418)            (437,889)
   Cash dividends paid                                                                (51,380)             (47,669)
                                                                                  -----------------------------------
   Cash provided by financing activities                                              651,299            7,348,309
                                                                                  -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment and leasehold improvements                        (86,314)             (86,121)
   Purchases of investment securities and other assets                                (45,163)             (99,302)
   Proceeds from sale of investment securities and other assets                        10,471                6,347
                                                                                  -----------------------------------
   Cash used in investing activities                                                 (121,006)            (179,076)
                                                                                  -----------------------------------
   Net decrease in cash and cash equivalents                                         (566,907)            (510,089)
   Cash and cash equivalents, beginning of year                                     2,319,974            1,570,483
                                                                                  -----------------------------------
   Cash and cash equivalents, end of period                                       $ 1,753,067          $ 1,060,394
                                                                                  ===================================

   See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The November 30, 2000 Consolidated Statement of Financial Condition was derived from the audited financial statements. The Consolidated Statement of Financial Condition as of May 25, 2001, the Consolidated Statements of Income for the three months and six months ended May 25, 2001 and May 26, 2000 and the Consolidated Statements of Cash Flows for the six months ended May 25, 2001 and May 26, 2000 are unaudited.

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

      The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period's presentation. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading and investment accounts, at fair value, were as follows:



      In thousands                                            May 25, 2001     November 30, 2000
      -------------------------------------------------------------------------------------------
      FINANCIAL INSTRUMENTS OWNED:
         US government and agency                            $  9,036,065        $  9,180,638
         Other sovereign governments                            3,729,077           5,137,115
         Corporate equity and convertible debt                  7,063,213           8,663,306
         Corporate debt                                         6,948,222           5,511,779
         Derivative financial instruments                       5,956,018           4,797,087
         Mortgages and mortgage-backed securities               8,881,744          11,304,982
         Other                                                    857,984             577,758
                                                           --------------------------------------
                                                             $ 42,472,323        $ 45,172,665
                                                           ======================================

      FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
         US government and agency                            $ 10,283,351        $  4,121,060
         Other sovereign governments                            3,286,516           3,556,830
         Corporate equity                                       5,944,266           5,222,967
         Corporate debt                                         2,260,118           2,264,953
         Derivative financial instruments                       4,280,095           3,839,966
                                                           --------------------------------------
                                                             $ 26,054,346        $ 19,005,776
                                                           ======================================

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

3.    COMMITMENTS AND CONTINGENCIES

      At May 25, 2001, the Company was contingently liable for unsecured letters of credit of $2.6 billion and letters of credit of $250.1 million secured by financial instruments, which are principally used as collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

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

4.    REGULATORY REQUIREMENTS

      The Company's principal operating subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $869.4 million which is net capital of BSSC in excess of 6% of aggregate debit items arising from customer transactions, as defined. At May 25, 2001, Bear Stearns' net capital, as defined, of $2.21 billion exceeded the minimum requirement by $2.17 billion.

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

      At May 25, 2001, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

5.    EARNINGS PER SHARE

      Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to the Capital Accumulation Plan (the "CAP Plan"), by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares from employee stock compensation plans. Common shares include the assumed distribution of shares of common stock issuable under various employee stock compensation plans.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    CASH FLOW INFORMATION

      Cash payments for interest approximated interest expense for the six months ended May 25, 2001 and May 26, 2000. Income taxes paid totaled $52.5 million and $516.8 million for the six months ended May 25, 2001 and May 26, 2000, respectively.

7.    DERIVATIVES AND HEDGING ACTIVITIES

      Accounting Change
      -----------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", later amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

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

      At December 1, 2000, the Company recognized a cumulative after-tax loss of $6.3 million as a result of adopting SFAS No. 133. This loss is reported in the Consolidated Statement of Income for the six months ended May 25, 2001 separately as "cumulative effect of change in accounting principle".

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

      Derivatives Credit Risk
      -----------------------

      Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options, and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, structured notes, and forward contracts are negotiated in the over-the-counter markets. Derivatives generate both on-balance-sheet and off-balance-sheet implications depending on the nature of the contract.

      The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities. The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions which may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments in order to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps to hedge its fixed-rate debt issuances as part of its asset and liability management.

      Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure to credit risk associated with counterparty nonperformance is generally limited to the net replacement cost of over-the-counter contracts, reported as financial instruments owned, at fair value in the Company's Consolidated Statements of Financial Condition on a net-by-counterparty basis. Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

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

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

      The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of May
      25, 2001, after consideration of collateral:

                           Derivative Credit Exposure
                           --------------------------
                                 ($ in millions)

                                                                            Exposure,           Percentage of
                                                                             Net of           Exposure, Net of
      Rating (1)                Exposure              Collateral(2)        Collateral            Collateral
      ---------------------------------------------------------------------------------------------------------

      AAA                     $         649         $         292         $         357            19.5%
      AA                                864                   122                   742            40.5
      A                                 882                   279                   603            33.0
      BBB                               171                   117                    54             3.0
      BB and Lower                    2,593                 2,519                    74             4.0
      Non-rated                          10                     9                     1             0.0

      (1) Internal counterparty credit ratings as assigned by the Company's Credit Department, converted to rating agency equivalents.

      (2) Collateral value is limited to the exposure amount for each counterparty.

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

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SEGMENT DATA (CONTINUED)

      For the three months ended May 25, 2001:

      In thousands                          Net Revenues    Pre-Tax Income   Segment Assets
      --------------------------------------------------------------------------------------
      Capital Markets                       $   1,018,985   $     276,392    $ 123,164,105
      Global Clearing Services                    207,383          65,859       53,941,162
      Wealth Management                           133,917           4,209        3,531,828
      Other (a)                                     8,373         (79,631)      (7,631,802)
      --------------------------------------------------------------------------------------
      Total                                 $   1,368,658   $     266,829    $ 173,005,293
      ======================================================================================

      For the three months ended May 26, 2000:

      In thousands                          Net Revenues    Pre-Tax Income   Segment Assets
      --------------------------------------------------------------------------------------
      Capital Markets                       $     825,363   $     222,398    $ 118,279,024
      Global Clearing Services                    287,068         136,511       54,543,433
      Wealth Management                           154,851          10,827        3,133,413
      Other (a)                                    54,024        (203,917)      (3,805,213)
      --------------------------------------------------------------------------------------
      Total                                 $   1,321,306   $     165,819    $ 172,150,657
      ======================================================================================

      For the six months ended May 25, 2001:

      In thousands                          Net Revenues    Pre-Tax Income   Segment Assets
      --------------------------------------------------------------------------------------
      Capital Markets                       $   1,820,520   $     464,673    $ 123,164,105
      Global Clearing Services                    431,283         144,992       53,941,162
      Wealth Management                           278,505          20,413        3,531,828
      Other (a)                                    52,137        (110,285)      (7,631,802)
      --------------------------------------------------------------------------------------
      Total                                 $   2,582,445   $     519,793    $ 173,005,293
      ======================================================================================

      For the six months ended May 26, 2000:

      In thousands                          Net Revenues    Pre-Tax Income   Segment Assets
      --------------------------------------------------------------------------------------
      Capital Markets                       $   1,831,672   $     541,854    $ 118,279,024
      Global Clearing Services                    555,042         255,721       54,543,433
      Wealth Management                           364,655          76,190        3,133,413
      Other (a)                                    76,003        (254,143)      (3,805,213)
      --------------------------------------------------------------------------------------
      Total                                 $   2,827,372   $     619,622    $ 172,150,657
      ======================================================================================

      (a) Other is comprised of consolidation/elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan which were $41.0 million and $15.0 million for the three months ended May 25, 2001 and May 26, 2000, respectively, and $72.0 million and $65.7 million for the six months ended May 25, 2001 and May 26, 2000 respectively.

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      9. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

      New Accounting Pronouncement
      ----------------------------

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

      SFAS No. 140 as adopted by the Company is effective prospectively for transfers of financial assets occurring after March 31, 2001, except for certain provisions regarding disclosures and accounting for collateral, which will be adopted by the Company when required at the end of fiscal 2001. The impact of full adoption of the standard is currently being evaluated by the Company.

      Securitization Activities
      -------------------------

      The Company securitizes commercial and residential mortgages, consumer receivables and other types of financial assets. Fair value of assets sold and retained interests, if any, are determined by reference to quoted market prices when readily available. When quoted market prices are not readily available, the firm generally estimates fair value using pricing models that consider credit risk, prepayment rates, forward yield curves, volatilities, discount rates, default rates, loss severity and other factors. During the period April 1, 2001 to May 25, 2001, the Company securitized approximately $14.0 billion of financial assets. Retained interests in securitized assets were not material at May 25, 2001.

      Collateralized Financing Transactions
      -------------------------------------

      The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

      The Company receives securities collateral in connection with its business as a broker/dealer including resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured money lending activities. In many instances, the Company is permitted to sell or repledge such securities. At May 25, 2001, the fair value of securities

                         THE BEAR STEARNS COMPANIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS (CONTINUED)

      received as collateral by the Company that can be sold, repledged or otherwise used is approximately $200.0 billion, of which approximately $145.0 billion was sold, delivered or repledged.

      The Company also pledges its own assets to collateralize financing agreements. At May 25, 2001, the carrying value of securities included in "Financial instruments owned" that had been loaned, pledged to lenders, or otherwise used was approximately $30.0 billion.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of May 25, 2001, and the related consolidated statements of income for the three months and six months ended May 25, 2001 and May 26, 2000 and cash flows for the six months ended May 25, 2001 and May 26, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
July 9, 2001

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

Business Environment
--------------------

The challenging market conditions that emerged in the latter part of fiscal 2000 continued into the Company's second quarter ended May 25, 2001. A slowdown in consumer spending, a decline in capital spending and an increase in unemployment all contributed to a generally weak U.S. economy. The Federal Reserve Board (the "Fed") responded by lowering the Federal Funds rate three times for a total of 150 basis points during the fiscal quarter to 4 percent, its lowest level in seven years, while indicating that inflation was not a significant concern. These market conditions were in contrast to the market conditions that existed during the comparable prior year quarter in which the combination of strong economic growth and signs of inflation led the Fed to raise the Federal Funds rate twice for a total of 75 basis points.

U.S. equity indices continued to be volatile during the quarter as the market responded to numerous economic reports, corporate earnings reports and profit warnings. During the second quarter ended May 25, 2001, the Dow Jones Industrial Average ("DJIA") and the Standard & Poor's 500 Index ("S&P 500") declined as much as 11.8% and 13.0%, respectively, before rebounding to close up 5.4% and 2.6%, respectively. The Nasdaq Composite Index ("Nasdaq") declined as much as 27.6% during the quarter before rebounding to close down 0.5% for the quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Despite these challenging market conditions, many of the Company's core businesses achieved solid results during the quarter. The three interest rate reductions by the Fed during the quarter contributed to strong fixed income markets resulting in record fixed income principal transactions revenues. Driving the increase in net revenues were the record quarterly revenues achieved by the Company's mortgage-backed securities operations as both primary and secondary market activity levels rallied sharply. Commissions revenues from institutional equities were also strong during the quarter. However, the broad-based weakness in the global equity markets adversely affected new issue volumes and announced mergers and acquisitions activity. Net interest revenues during the quarter decreased principally due to lower customer interest bearing balances. In the comparable prior year quarter the fixed income markets were less favorable as rising rates and widening of credit spreads resulted in a decrease in fixed income market activity while increased trading volumes resulted in an increase in equity activities.

Results of Operations
---------------------

Three Months Ended May 25, 2001
Compared to Three Months Ended May 26, 2000
-------------------------------------------

Net income for the three months ended May 25, 2001 was $169.5 million, up 43.2% from $118.4 million for the comparable prior year quarter. The prior year quarter results included an after-tax litigation charge of $96.0 million or $0.63 per share. Revenues, net of interest expense for the 2001 quarter were $1.37 billion, up 3.6% from $1.32 billion in the 2000 quarter. The results reflect an increase in principal transactions revenues, partially offset by a decrease in net interest, investment banking and commissions revenues. Results reflect strong fixed income markets, particularly mortgage-backed securities activities, which benefited from three interest rate cuts by the Fed. Less favorable global equity markets led to reduced levels of new issue volume and mergers and acquisitions activity. Further, less favorable U.S. equity markets served to reduce private client activity and resulted in reduced revenue levels from the Company's equity market making and trading activities. In addition, declines in customer margin balances from clearance accounts experienced at the end of the first fiscal quarter persisted throughout much of the period resulting in significant period over period declines in average margin balances and reduced net interest profits. Earnings per diluted share were $1.18 for the 2001 quarter, up 53.2% from $0.77 per share for the 2000 quarter.

Commissions revenues for the 2001 quarter decreased 9.6% to $290.8 million from $321.7 million for the comparable prior year quarter. The decrease was primarily attributable to a decrease in retail and clearance commissions, partially offset by an increase in institutional commissions. A weak retail environment driven by economic uncertainty and volatile markets during the 2001 quarter led to a reduction in retail trade volume as retail investors were hesitant to reenter the market. Securities clearance revenues decreased, reflecting lower leverage levels being employed by the Company's prime brokerage customers. Increases in the average daily trading volume on both the NYSE and the NASDAQ(R) year over year helped to drive institutional commission revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal transactions revenues by reporting categories were as follows:

                                                                     Three Months Ended     Three Months Ended         % Increase
In thousands                                                            May 25, 2001           May 26, 2000            (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
  Fixed income                                                            $448,330               $144,400                210.5%
  Equity                                                                   145,030                213,571                (32.1%)
  Derivative financial instruments, including foreign exchange             129,209                146,315                (11.7%)
------------------------------------------------------------------------------------------------------------------------------------
  Total principal transactions revenues                                   $722,569               $504,286                 43.3%
====================================================================================================================================

Revenues from principal transactions were $722.6 million for the 2001 quarter, up 43.3% from $504.3 million for the comparable prior year quarter. Record fixed income principal transactions revenues were reported for the 2001 quarter, driven by superior results from the Company's industry-leading mortgage-backed securities area as well as strong results from the corporate bonds, high yield, asset-backed and government bonds areas. Generally weaker global equity market conditions resulted in reduced revenues derived from equity activities, particularly in the over-the-counter market making, international equity and risk arbitrage areas. Principal transactions revenues derived from derivative financial instruments decreased due to a slowdown in equity derivatives reflecting less favorable market conditions.

Investment banking revenues for the 2001 quarter decreased 23.1% to $181.4 million from $235.8 million for the comparable prior year quarter. The decline reflects the continued weakness in the equity underwriting environment as economic uncertainty and volatile equity markets prompted depressed new issue volumes and lower levels of announced mergers and acquisitions activity. The decline in equity underwriting was partially offset by an increase in corporate debt and municipal underwriting. Weakness in the equity markets also contributed to reduced mergers and acquisitions activity. Included in investment banking revenues are merchant banking revenues of $21.4 million and $17.9 million for the 2001 quarter and the 2000 quarter, respectively.

Net interest and dividends (interest income and net dividends less interest expense) for the 2001 quarter decreased 44.3% to $135.0 million from $242.2 million for the comparable prior year quarter, principally due to lower levels of average customer interest bearing balances. Average customer margin debit balances were $37.8 billion during the 2001 quarter compared to $59.7 billion

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during the 2000 quarter. Margin debit balances totaled $42.2 billion at May 25, 2001 compared to $52.1 billion at May 26, 2000. Average customer shorts were $50.6 billion during the 2001 quarter compared to $61.8 billion during the 2000 quarter and totaled $61.4 billion at May 25, 2001, up from $58.8 billion at May 26, 2000. Average free credit balances were $17.9 billion during the 2001 quarter compared to $15.0 billion during the 2000 quarter and totaled $15.9 billion at May 25, 2001, an increase from $14.0 billion at May 26, 2000.

Other income increased 124.3% to $38.9 million in the 2001 quarter from $17.4 million in the comparable prior year quarter. The increase in other income was primarily due to an increase in performance-based fees on alternative investment products, increased management fees from mutual funds and wrap accounts and improved results on firm investments in alternative investment products earned by the Company's Asset Management area. Assets under management increased to $22.4 billion (including approximately $5.0 billion of alternative investment products) at May 25, 2001, which reflected a 53.9% increase over $14.6 billion in assets under management at May 26, 2000. The largest components of the increase in assets under management were attributable to mutual funds and alternative investments, including hedge funds, private equity and venture capital.

Employee compensation and benefits for the 2001 quarter increased 5.4% to $742.8 million from $704.5 million for the comparable prior year quarter. Employee compensation and benefits as a percentage of net revenues was 54.3% for the 2001 quarter versus 53.3% for the comparable prior year quarter. Compensation as a percentage of net revenues was adversely impacted during the 2001 quarter by the decline in net interest profit and weakness in investment banking revenues.

Non-compensation expenses were $359.0 million for the 2001 quarter, a decrease of 20.4% from $451.0 million in the comparable prior year quarter. Excluding the litigation charge in the 2000 quarter, expenses were up 19.3% primarily due to non-recurring costs for severance and accelerated amortization costs associated with the write-off of technology equipment and leasehold improvements in connection with the Company's pending move to new corporate headquarters at 383 Madison Avenue, aggregating $31 million, as well as an increase in the Capital Accumulation Plan ("CAP Plan") expense. Expenses related to the CAP Plan for the 2001 quarter were $41.0 million, up from $15.0 million in the 2000 quarter. The increase in CAP Plan related expenses reflects the higher level of earnings and more participants for the 2001 quarter as compared to the comparable prior year quarter.

The Company's effective tax rate increased to 36.5% in the 2001 quarter compared to 28.6% for the comparable 2000 quarter, primarily due to a higher proportion of earnings in higher tax jurisdictions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended May 25, 2001
Compared to Six Months Ended May 26, 2000
-----------------------------------------

Net income for the six months ended May 25, 2001, after the cumulative effect of a change in accounting principle, was $329.2 million, down 17.0% from $396.6 million for the comparable prior year period. Revenues, net of interest expense for the 2001 period were $2.6 billion, down 8.7% from $2.8 billion in the 2000 period. Earnings per diluted share were $2.24 for the 2001 period, after the accounting change, down from $2.67 per share for the comparable prior year period. The prior year period results included an after-tax litigation charge of $96.0 million or $0.63 per share. Earnings per diluted share for the 2001 period were $2.28 and net income was $335.4 million before including the effect of the required adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The results primarily reflect a decrease in investment banking, net interest and commissions revenues, partially offset by an increase in principal transactions revenues. The results were adversely affected by the industry-wide, broad-based weakness in the equity markets.

Commissions revenues for the 2001 period decreased 9.3% to $573.2 million from $632.1 million for the comparable prior year period. The decrease was primarily attributable to a decrease in retail and clearance commissions, partially offset by an increase in institutional commissions. Uncertain economic conditions and volatile equity markets led to a decrease in retail trade volume during the quarter. Institutional commissions revenues benefited from the increased average trading volumes on both the NYSE and NASDAQ(R).

The Company's principal transactions revenues by reporting categories were as follows:

                                                                      Six Months Ended       Six Months Ended          % Increase
In thousands                                                            May 25, 2001           May 26, 2000            (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
  Fixed income                                                           $  732,613             $  389,909                87.9%
  Equity                                                                    336,609                434,448               (22.5%)
  Derivative financial instruments, including foreign exchange              242,918                321,070               (24.3%)
------------------------------------------------------------------------------------------------------------------------------------
  Total principal transactions revenues                                  $1,312,140             $1,145,427                14.6%
====================================================================================================================================

Revenues from principal transactions were $1.3 billion for the 2001 period, up 14.6% from $1.1 billion for the comparable prior year period. Principal transactions revenues derived from fixed income activities increased 87.9% for the 2001 period. Action taken by the Fed to lower the Federal Funds rate five times during the period by a total of 250 basis points boosted the fixed income markets. Strong customer order flows resulted in record fixed income principal transactions revenues during the period driven by record performance in mortgage-backed securities and strong results from the corporate bonds, high yield, asset-backed and government bonds areas. Principal transactions revenues derived from equity activities decreased 22.5% for the 2001 period, primarily due to decreases in the over-the-counter market making, international equity trading and risk arbitrage areas. Principal transactions revenues derived

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from derivative financial instruments decreased 24.3% during the 2001 period due to a decline in equity derivatives as a result of the weak global equity markets during the period.

Investment banking revenues for the 2001 period decreased 41.2% to $319.7 million from $544.0 million for the comparable prior year period. Continued volatility in the equity markets and declines in U.S. equity prices led to a slowdown in equity underwriting activities as investors were less interested in new offerings. A strong fixed income environment resulted in an increase in corporate debt and municipal new issue volume. Mergers and acquisitions activity declined during the 2001 period. Included in investment banking revenues are merchant banking revenues of $46.7 million and $46.3 million for the 2001 period and 2000 period, respectively.

Net interest and dividends (revenues from interest and net dividends less interest expense) for the 2001 period decreased 31.4% to $299.2 million from $436.4 million for the comparable prior year period, principally due to lower levels of average customer interest bearing balances. Average customer margin debit balances were $39.8 billion during the 2001 period compared to $58.2 billion during the comparable prior year period. Margin debit balances totaled $42.2 billion at May 25, 2001 compared to $52.1 billion at May 26, 2000. Average customer shorts were $52.8 billion during the 2001 period compared to $63.2 billion during the comparable prior year period and totaled $61.4 billion at May 25, 2001, up from $58.8 billion at May 26, 2000. Average free credit balances were $18.1 billion during the 2001 period compared to $15.2 billion during the comparable prior year period and totaled $15.9 billion at May 25, 2001, an increase from $14.0 billion at May 26, 2000.

Other income increased 12.7% to $78.2 million in the 2001 period from $69.4 million in the comparable prior year period. The increase in other income was primarily due to an increase in management fees earned by the Company's Asset Management area, partially offset by a decrease in performance-based fees. Assets under management increased to $22.4 billion (including approximately $5.0 billion of alternative investment products) at May 25, 2001, which reflected a 53.9% increase over $14.6 billion in assets under management at May 26, 2000. The largest components of the increase in assets under management were attributable to mutual funds and alternative investments, including hedge funds, private equity and venture capital.

Employee compensation and benefits for the 2001 period decreased 2.7% to $1.39 billion from $1.42 billion for the comparable prior year period. Employee compensation and benefits, as a percentage of net revenues, increased to 53.6% in the 2001 period from 50.3% in the comparable

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prior year period due principally to lower levels of net interest and investment banking revenue experienced in the 2001 period.

Non-compensation expenses were $677.6 million for the 2001 period, a decrease of 13.6% from $784.6 million from the comparable prior year period. However, excluding the litigation charge that is included in the 2000 period, expenses were up 6.8% primarily due to non-recurring costs for severance and accelerated amortization costs associated with the write-off of technology equipment and leasehold improvements in connection with the Company's pending move to new corporate headquarters at 383 Madison Avenue, aggregating $31 million, as well as an increase in the CAP Plan expense. Expenses related to the CAP Plan for the 2001 period were $72.0 million, up from $65.7 million in the comparable prior year period.

The Company's effective tax rate decreased to 35.3% in the 2001 period compared to 36.0% in the comparable prior year period, primarily due to a higher proportion of tax preference items and a reduction in the New York state tax rate.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended May 25, 2001
Compared to Three Months Ended May 26, 2000
-------------------------------------------

                                 Capital Markets
                                 ---------------

                                                        Three Months Ended      Three Months Ended     % Increase
In thousands                                               May 25, 2001            May 26, 2000         (Decrease)
---------------------------------------------------------------------------------------------------------------------
  Net revenues
       Institutional Equities                               $  348,350              $  421,271            (17.3%)
       Fixed Income                                            514,286                 183,014            181.0%
       Investment Banking                                      156,349                 221,078            (29.3%)
---------------------------------------------------------------------------------------------------------------------
  Total net revenues                                        $1,018,985              $  825,363             23.5%
=====================================================================================================================
  Pre-tax income                                            $  276,392              $  222,398             24.3%
=====================================================================================================================

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

Net revenues for Capital Markets were $1.0 billion in the 2001 quarter, up 23.5% from $825.4 million in the comparable prior year quarter. Pre-tax income for Capital Markets was $276.4 million in the 2001 quarter, up 24.3% from $222.4 million in the comparable prior year quarter. Investment Banking net revenues in the 2001 quarter decreased 29.3% to $156.3 million from $221.1 million in the 2000 quarter. Continued weakness in the global equity markets led to reduced levels of equity new issue volume and announced mergers and acquisitions activity during the 2001 quarter. Institutional Equities net revenues in the 2001 quarter decreased 17.3% to $348.4 million from $421.3 million in the 2000 quarter, primarily attributable to decreases in the equity derivatives, over-the-counter market making and international equity trading areas, which were partially offset by strong commissions revenues resulting from increased domestic trading volumes on both the NYSE and NASDAQ(R). Fixed Income net revenues increased to $514.3 million in the 2001 quarter or 181.0% from $183.0 million in the comparable prior year quarter. The fixed income markets benefited from declining interest rates, precipitated by three interest rate cuts by the Fed for a total of 150 basis points during the 2001 quarter. This resulted in a record performance from the mortgage-backed securities area as both primary and secondary market activity levels increased sharply. The strong fixed income environment also resulted in strong performances in the corporate bonds, high yield, asset-backed, credit derivative and government bond trading areas.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Global Clearing Services
                            ------------------------

                        Three Months Ended   Three Months Ended      % Increase
In thousands               May 25, 2001         May 26, 2000         (Decrease)
--------------------------------------------------------------------------------
  Net revenues               $207,383             $287,068             (27.8%)
  Pre-tax income             $ 65,859             $136,511             (51.8%)

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

Net revenues for Global Clearing Services were $207.4 million in the 2001 quarter, down 27.8% from $287.1 million for the comparable prior year quarter. Pre-tax income for Global Clearing Services was $65.9 million in the 2001 quarter, down 51.8% from $136.5 million for the 2000 quarter. While the Company continued to add new clients in the 2001 quarter, customer margin debit and customer short balances declined in the 2001 quarter as a result of less favorable equity market conditions and lower leverage levels being employed by prime brokerage customers. Average customer margin debit balances were $37.8 billion during the 2001 quarter compared to $59.7 billion during the comparable prior year quarter. Margin debit balances totaled $42.2 billion at May 25, 2001 compared to $52.1 billion at May 26, 2000. Average customer shorts were $50.6 billion during the 2001 quarter compared to $61.8 billion during the 2000 quarter and totaled $61.4 billion at May 25, 2001, up from $58.8 billion at May 26, 2000. Average free credit balances were $17.9 billion during the 2001 quarter compared to $15.0 billion during the 2000 quarter and totaled $15.9 billion at May 25, 2001, an increase from $14.0 billion at May 26, 2000.

                                Wealth Management
                                -----------------

                      Three Months Ended   Three Months Ended      % Increase
In thousands             May 25, 2001         May 26, 2000         (Decrease)
--------------------------------------------------------------------------------
Net revenues               $133,917             $154,851             (13.5%)
Pre-tax income             $  4,209             $ 10,827             (61.1%)

The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS has approximately 450 account executives.

The Asset Management area had $22.4 billion in assets under management at May 25, 2001, which reflected a 53.9% increase over $14.6 billion in assets under management at May 26, 2000. Strong net inflows and performances from certain of the funds' investments led to the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

growth in assets under management. Assets from alternative investment products grew 97.9% to approximately $5.0 billion under management at May 25, 2001 from $2.5 billion at May 26, 2000, while assets from mutual funds increased $2.3 billion to $5.3 billion at May 25, 2001 from $3.0 billion at May 26, 2000.

Net revenues for Wealth Management were $133.9 million in the 2001 quarter, down 13.5% from $154.9 million for the comparable prior year quarter. Pre-tax income for Wealth Management was $4.2 million in the 2001 quarter, down 61.1% from $10.8 million for the 2000 quarter. Private client service revenues in the 2001 quarter decreased from the 2000 quarter due to a reduction in retail trading volume and lower customer margin balances as a result of uncertain economic conditions and volatile equity markets. A strong performance from the asset management area reflects an improvement in performance-based fees on alternative investment products, increased management fees from mutual funds and wrap accounts, and improved results on firm investments in alternative investment products.

Six Months Ended May 25, 2001
Compared to Six Months Ended May 26, 2000
-----------------------------------------

                                 Capital Markets
                                 ---------------

                                                            Six Months Ended       Six Months Ended     % Increase
In thousands                                                  May 25, 2001           May 26, 2000       (Decrease)
-------------------------------------------------------------------------------------------------------------------
Net revenues
     Institutional Equities                                    $  689,521             $  797,414          (13.5%)
     Fixed Income                                                 854,675                518,297           64.9%
     Investment Banking                                           276,324                515,961          (46.4%)
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                             $1,820,520             $1,831,672          (0.6%)
===================================================================================================================
Pre-tax income                                                 $  464,673             $  541,854          (14.2%)
===================================================================================================================

Net revenues for Capital Markets were $1.82 billion in the 2001 period, down 0.6% from $1.83 billion in the comparable prior year period. Pre-tax income for Capital Markets was $464.7 million in the 2001 period, down 14.2% from $541.9 million in the 2000 period. Investment Banking net revenues in the 2001 period decreased 46.4% to $276.3 million from $516.0 million in the comparable prior year period. Unfavorable global equity markets led to declining equity underwriting and mergers and acquisitions activity during the 2001 period. Institutional Equities net revenues in the 2001 period decreased 13.5% to $689.5 million from $797.4 million in the 2000 period, primarily attributable to decreases in the equity derivatives, over-the-counter market making and international equity trading areas, partially offset by strong commissions revenues resulting from increased domestic trading volumes on both the NYSE and NASDAQ(R). Fixed Income net revenues increased to $854.7 million in the 2001 period or 64.9% from $518.3 million in the comparable prior year period. An improved fixed income environment prompted by the five interest rate reductions during the 2001 period by the Fed resulted in record fixed income principal transactions revenues during the 2001 period driven by superior results from the Company's mortgage-backed securities area as well as strong results from the asset-backed, high yield and investment grade areas.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Global Clearing Services
                            ------------------------

                                                            Six Months Ended       Six Months Ended     % Increase
In thousands                                                  May 25, 2001           May 26, 2000       (Decrease)
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                   $ 431,283              $ 555,042           (22.3%)
Pre-tax income                                                 $ 144,992              $ 255,721           (43.3%)

Net revenues for Global Clearing Services were $431.3 million in the 2001 period, down 22.3% from $555.0 million for the comparable prior year period. Pre-tax income for Global Clearing Services was $145.0 million in the 2001 period, down 43.3% from $255.7 million for the 2000 period. The decrease in net revenues in the 2001 period was primarily due to a decrease in customer margin debit and customer short balances creating reduced net interest profits compared to the 2000 period. While the Company's client base continued to expand during the 2001 period, the decline in margin debit and customer short balances was a result of deteriorating equity market conditions and lower leverage levels being employed by prime brokerage customers.

                                Wealth Management
                                -----------------

                                                            Six Months Ended       Six Months Ended     % Increase
In thousands                                                  May 25, 2001           May 26, 2000       (Decrease)
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                    $ 278,505             $ 364,655           (23.6%)
Pre-tax income                                                  $  20,413              $ 76,190           (73.2%)

Net revenues for Wealth Management were $278.5 million in the 2001 period, down 23.6% from $364.7 million for the comparable prior year period. Pre-tax income for Wealth Management was $20.4 million in the 2001 period, down 73.2% from $76.2 million for the 2000 period. Private client service revenues in the 2001 period decreased from the 2000 period due to a reduction in retail trading volume as a result of uncertain economic conditions and volatile equity markets. Asset management revenues increased, reflecting higher levels of management fees on the Company's mutual fund and alternative investment products.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's total assets at May 25, 2001 increased to $173.0 billion from $171.2 billion at November 30, 2000. The increase was primarily attributable to an increase in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, securities purchased under agreements to resell, partially offset by a decrease in securities borrowed and financial instruments owned. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $27.6 billion at May 25, 2001 from $26.3 billion at November 30, 2000 primarily due to an increase in long-term borrowings. In an effort to capitalize on the favorable interest rate environment, the Company also issued $262.5 million of 7.8% Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities ("Trust Issued Preferred Securities").

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at May 25, 2001 and November 30, 2000. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low risk spread asset nature of its securities borrowed position renders net adjusted leverage as the most relevant measure.

In billions, except ratios                  May 25, 2001       November 30, 2000
--------------------------------------------------------------------------------
  Total Assets                                 $173.0               $171.2
  Adjusted Assets (1)                          $134.5               $135.1
  Net Adjusted Assets (2)                      $ 76.4               $ 73.3
  Leverage Ratio (3)                             27.5                 27.8
  Adjusted Leverage (4)                          21.4                 21.9
  Net Adjusted Leverage (5)                      12.1                 11.9

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

Funding Strategy
----------------

The Company's general funding strategy seeks to ensure ample liquidity and diversity of funding sources in order to meet the Company's financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. In addition, with respect to short-term, unsecured financing, the Company's emphasis on diversification by product, geography, maturity and instrument results in prudent, moderate usage of more credit sensitive, potentially less stable funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, securities lending arrangements and customer free credit balances. Short-term funding also includes unsecured commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

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

In addition to short-term funding sources, the Company utilizes long-term senior debt and medium-term notes as a longer-term source of unsecured financing. During the 2001 quarter, the Company made payments approximating $2.1 billion on long-term debt which, net of proceeds of approximately $2.7 billion from the issuance of long-term debt and a reduction to the carrying value of $0.2 billion related to the adoption of SFAS No.133, increased total long-term debt by $0.4 billion. The amount of long-term debt, as well as total capital, that the Company maintains is a function of its asset composition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has in place a committed revolving-credit facility (the "facility") totaling $3.105 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility also provides that the Company may borrow up to $1.5525 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in February 2002 with all loans outstanding at that date payable no later than February 2003. There were no borrowings outstanding under the facility at May 25, 2001.

The Company has in place a $1.25 billion committed revolving securities repo facility (the "repo facility") which permits borrowings, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The repo facility terminates in August 2001 with all repos outstanding at that date payable no later than August 2002. There were no borrowings outstanding under the repo facility at May 25, 2001.

The Company has in place a $500 million committed revolving credit facility, which permits borrowing on a secured basis by BSSC. The facility terminates in December 2001 with all loans outstanding at that date payable no later than December 2002. There were no borrowings outstanding under the facility at May 25, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Long-term debt totaling $19.2 billion and $16.7 billion had remaining maturities beyond one year at May 25, 2001 and November 30, 2000, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is at least partially dependent on the Company's short-term and long-term debt ratings. At May 25, 2001, the Company's long-term/short-term debt ratings were as follows:

--------------------------------------------------------------------------------
Moody's Investors Service                                   A2/P-1
--------------------------------------------------------------------------------
Standard & Poor's                                           A/A-1
--------------------------------------------------------------------------------
Fitch                                                       A+/F1+
--------------------------------------------------------------------------------
Dominion Bond Rating Service                                A/R-1 (middle)
--------------------------------------------------------------------------------
Japan Rating & Investment Information                       A+/not rated
--------------------------------------------------------------------------------

The Stock Repurchase Program (the "Repurchase Program") allows the Company to purchase (in addition to any shares purchased under a previous repurchase authorization) up to an aggregate of $1.2 billion in Common Stock. The purchases under the $1.2 billion repurchase authorization may be made periodically in 2001 or beyond in the open market or otherwise at prices then prevailing. During the quarter ended May 25, 2001, the Company purchased, under the previous and current repurchase program authorizations, a total of 4,700,298 shares of Common Stock through open market transactions at a cost of approximately $234.7 million in connection with various employee compensation plans including the CAP Plan. The Company intends, subject to market conditions and plan limitations, to continue to purchase a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to stock compensation.

Cash Flows
----------

Cash and cash equivalents decreased $566.9 million to $1,753.1 million at May 25, 2001 from $2,320.0 million at November 30, 2000. Cash used in operating activities was $1,097.2 million, primarily attributable to a decrease in securities sold under agreements to repurchase, increases in securities purchased under agreements to resell and cash and securities deposited with clearing organizations, partially offset by decreases in securities borrowed, and increases in payables to customers and financial instruments sold, but not yet purchased. Cash provided by financing activities of $651.3 million reflected proceeds from the issuance long-term borrowings, partially offset by payments for retirement of long-term borrowings. The Company also issued the Trust

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Issued Preferred Securities for gross proceeds of $262.5 million. Cash used in investing activities of $121.0 million reflected purchases of property, equipment and leasehold improvements, as well as net increases in investment securities and other assets.

Regulated Subsidiaries
----------------------

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the New York Stock Exchange and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At May 25, 2001 Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking Investments
----------------------------

As part of its merchant banking activities, the Company participates from time to time in principal investments in leveraged transactions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment. At May 25, 2001, the Company held investments in 22 leveraged transactions with an aggregate carrying value of approximately $248.3 million. In addition, the Company has various direct and indirect principal investments in, as well as commitments to participate in, partnerships that invest in leveraged transactions.

High Yield Positions
--------------------

As part of the Company's fixed income securities activities, the Company participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield positions"). Also included in high yield positions is a portfolio of credit card receivables from individuals that are subject to bankruptcy proceedings. Non-investment-grade debt securities have been defined as high yield and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. Non-investment-grade mortgage loans are principally secured by residential properties and include non-performing loans. At May 25, 2001 and November 30, 2000, the Company held high yield positions approximating $2.9 billion and $2.3 billion, respectively, in long inventory, and $0.5 billion and $0.4 billion, respectively, in short inventory.

In addition, the Company provides extensions of credit to highly leveraged companies in loan syndication transactions and then participates out a portion of these leveraged transactions. At May 25, 2001 and November 30, 2000, the amount outstanding to highly leveraged borrowers totaled $471.9 million and $336.9 million, respectively. Additionally, lending commitments to non-investment-grade borrowers totaled approximately $1.0 billion and $926.2 million at May 25, 2001 and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

November 30, 2000, respectively. The Company also has exposure to non-investment-grade counterparties related to its trading-related derivative activities. At May 25, 2001 and November 30, 2000, the Company's exposure to non-investment-grade counterparties, net of collateral, was $75.0 million and $49.0 million, respectively.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a description of the Company's risk management policies and Value-at-Risk ("VaR") model, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

The total VaR presented below is less than the sum of the individual components (i.e., Interest Rate Risk, Foreign Exchange Rate Risk, Equity Risk) due to the benefit of diversification among the risks. This table illustrates the VaR for each component of market risk at May 25, 2001 and November 30, 2000.

In millions                                     May 25, 2001   November 30, 2000
--------------------------------------------------------------------------------
MARKET RISK
Interest rate                                      $ 9.2             $11.7
Currency                                             1.0               1.4
Equity                                               6.6              10.7
Diversification benefit                             (5.5)             (7.9)
--------------------------------------------------------------------------------
Total                                              $11.3             $15.9
================================================================================

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2001 quarter:

In millions                                High           Low            Average
--------------------------------------------------------------------------------
MARKET RISK
Interest rate                             $15.0           $9.2            $12.8
Currency                                    1.0            0.8              0.9
Equity                                      6.8            5.9              6.5
Aggregate Value-at-Risk                    16.5           11.3             14.3
--------------------------------------------------------------------------------

The average daily trading profit was $11.3 million and $7.9 million for the quarters ended May 25, 2001 and May 26, 2000, respectively, and $10.8 million and $9.3 million for the six months ended May 25, 2001 and May 26, 2000, respectively. During the quarters and six months ended May 25, 2001 and May 26, 2000, there were no trading days in which daily trading losses exceeded the reported VaR amounts.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Goldberger v. Bear, Stearns & Co. Inc., et al. /
Bier, et al. v. Bear, Stearns & Co. Inc., et al.
------------------------------------------------

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2000 (the "Fiscal Year 2000 Form 10-K"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On June 18, 2001, the parties entered into a stipulation pursuant to which plaintiffs withdrew their appeal.

McKesson HBOC, Inc. Litigations
-------------------------------

As previously reported in the Company's Fiscal Year 2000 Form 10-K, the Company is a defendant in various litigations arising out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC").

On April 23, 2001, complaints were filed by the Utah State Retirement Board, the Public Employees' Retirement Association of Colorado and the Minnesota State Board of Investment in the Superior Court of California, City and County of San Francisco, asserting allegations similar to those alleged in the second amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California and described in the Company's Fiscal Year 2000 Form 10-K. In addition, on April 26, 2001, a similar complaint was filed in the Superior Court in San Francisco by the State of Oregon, by and through the Oregon Public Employees Retirement Board. These complaints assert claims against the Company based on violations of California Corporate Securities Code Sections 25500 and 25504.2, California Business and Professions Code Sections 17200 et seq., California Civil Code Sections 1709 and 1710, common law fraud and deceit, intentional misrepresentation, negligent misrepresentation, aiding and abetting alleged breaches of fiduciary duty owed by former officers of HBOC and McKesson and Georgia common law and the Georgia Securities Law. Compensatory and punitive damages in an unspecified amount are sought in each of these complaints. On June 22, 2001, the Company filed motions to dismiss each of the complaints. The court has not yet ruled on these motions.

On April 19, 2001, a complaint was filed in the Court of Common Pleas, Trial Division, Philadelphia County, Pennsylvania, by former shareholders of KWS&P, Inc. and KWS&P/SFA, Inc. (collectively, "KWS&P") against the Company and a former employee of the Company arising out of the Company's engagement by KWS&P in connection with a merger between KWS&P and McKesson HBOC. The complaint alleges claims based on common law fraud, civil conspiracy, breach of fiduciary duty, tortious interference with contract, misrepresentation and omission, negligence and violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law as well as for negligent supervision against the Company.

Compensatory and punitive damages in an unspecified amount are sought. On July 2, 2001, the defendants filed preliminary objections to the complaint, which objections have not yet been ruled on by the court.

The Company has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

Cromer Finance Ltd. v. Michael Berger, et al.
---------------------------------------------

As previously reported in the Company's Fiscal Year 2000 Form 10-K, Bear Stearns and Bear, Sterns Securities Corp. ("BSSC") are defendants in litigation pending in the United States District Court for the Southern District of New York.

On April 17, 2001, the court granted the Bear Stearns defendants' motion to dismiss this action.

Argos v. Michael Berger, et al.
-------------------------------

As previously reported in the Company's Fiscal Year 2000 Form 10-K, Bear Stearns and BSSC are defendants in litigation pending in the United States District Court of the Southern District of New York.

On May 15, 2001, the court granted the Bear Stearns defendants' motion to dismiss this action.

Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.
---------------------------------------------------------------------------

On April 24, 2001, an action was commenced in the United States Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Ltd. ("MIFL"). BSSC is the sole defendant. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were "fraudulent transfers" made in violation of Sections 548 and 550 of the United States Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

BSSC has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

IPO Allocation Litigations
--------------------------

The Company has been served with complaints in a number of putative class action litigations alleging, generally, that the underwriters in various initial public offerings of technology and internet-related companies obtained excessive compensation by allocating shares in these "hot" public offerings to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters. The complaints allege, among other things, that this conduct violated Sections 11 and 12(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 1Ob-5 thereunder. Certain of the complaints also allege violations of the federal antitrust laws. The complaints seek compensatory and statutory damages in an unspecified amount. The Company has not yet responded to any of these complaints. The Company believes that it has substantial defenses to these claims.

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on March 29, 2001 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of authorized Common Stock to 500,000,000 shares; approved the Company's Non-Employee Directors' Stock Option Plan; and approved an amendment to the Company's Stock Award Plan to increase the number of shares subject to awards granted under the Stock Award Plan. In addition, at the Annual Meeting the stockholders of the Company elected eleven directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the outstanding shares of Common Stock was required to approve the amendment to the Restated Certificate of Incorporation. The affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the Non-Employee Director's Stock Option Plan and the amendment to the Stock Award Plan, while the affirmative vote of a plurality of the votes cast by holders of shares of Common Stock was required to elect the directors.

With respect to the approval of the amendment to the Restated Certificate of Incorporation, the Non-Employee Directors' Stock Option Plan and the amendment to the Stock Award Plan, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                        Broker
                                     For         Against   Abstained   Non-Votes
                                  ----------   ----------  ---------  ----------
Amendment to the Restated
   Certificate of Incorporation   76,618,108   15,051,386   532,436            0
Non-Employee Directors'
   Stock Option Plan              58,521,950    9,888,246   504,299   23,287,435
Amendment to the Stock
   Award Plan                     50,456,853   17,947,624   510,018   23,287,435

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

      Nominees                  For                 Withheld
--------------------         ----------            ----------

James E. Cayne               90,882,039             1,319,891
Carl D. Glickman             90,826,831             1,375,099
Alan C. Greenberg            90,798,739             1,403,191
Donald J. Harrington         90,874,464             1,327,466
William L. Mack              90,892,008             1,309,922
Frank T. Nickell             90,897,029             1,304,901
Frederic V. Salerno          90,873,761             1,328,169
Alan D. Schwartz             81,573,847            10,628,083
Warren J. Spector            90,888,689             1,313,241
Vincent Tese                 90,873,930             1,328,000
Fred Wilpon                  90,878,590             1,323,340

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (11)  Statement Re Computation of Per Share Earnings

      (12)  Statement Re Computation of Earnings to Fixed Charges

(b)   Reports on Form 8-K

            During the quarter, the Company filed the following Current Reports on Form 8-K.

            (i) A Current Report on Form 8-K dated March 21, 2001 and filed on March 26, 2001, pertaining to the Company's results of operations for the three months ended February 23, 2001.

            (ii) A Current Report on Form 8-K dated March 30, 2001 and filed on April 3, 2001, announcing the payment of regular quarterly cash dividends on outstanding shares of the Company's Adjustable Rate Cumulative Preferred Stock, 6.15% Cumulative Preferred Stock, 5.72% Cumulative Preferred Stock and 5.49% Cumulative Preferred Stock.

            (iii) A Current Report on Form 8-K dated April 20, 2001 and filed on April 27, 2001, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the 6.50% Global Notes due 2006 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

            (iv) A Current Report on Form 8-K dated May 3, 2001 and filed on May 10, 2001, pertaining to the filing of an underwriting agreement, related transaction documents and an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences and a consent in connection with the offering of 7.8% Trust Issued Preferred Securities.

            (v) A Current Report on Form 8-K dated May 4, 2001 and filed on May 11, 2001, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the 6.50% Global Notes due 2006 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

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

                                        The Bear Stearns Companies Inc.
                                        -------------------------------
                                                  (Registrant)


           Date:  July 9, 2001          By: /s/ Marshall J Levinson
                                            ------------------------------
                                            Marshall J Levinson
                                            Controller
                                            (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit No.             Description                                      Page
-----------             -----------                                      ----

   (11)        Statement Re Computation of Per Share Earnings             42

   (12)        Statement Re Computation of Earnings to Fixed Charges      43