Form 10-Q
period 2001-08-31
BEAR STEARNS COMPANIES INC
filed 2001-10-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




         [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended August 31, 2001

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 11, 2001, the latest practicable date, there were 94,130,414 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of August 31, 2001 (Unaudited) and
         November 30, 2000 (Audited)                                      3

         Consolidated Statements of Income (Unaudited)
         for the three months and nine months ended
         August 31, 2001 and August 25, 2000                              4

         Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended August 31, 2001
         and August 25, 2000                                              5

         Notes to Consolidated Financial Statements (Unaudited)           6

         Independent Accountants' Report                                  16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                33

Item 6.  Exhibits and Reports on Form 8-K                                 35

         Signature                                                        37

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                          THE BEAR STEARNS COMPANIES INC.

                                            Consolidated Statements of
                                                Financial Condition

                                                                                     (Unaudited)
                                                                                      August 31,          November 30,
     In thousands, except share data                                                    2001                 2000
     ------------------------------------------------------------------------------------------------------------------
     ASSETS
        Cash and cash equivalents                                               $      3,839,124     $      2,319,974
        Cash and securities deposited with clearing organizations or
          segregated in compliance with federal regulations                           11,449,568            3,773,232
        Securities purchased under agreements to resell                               34,301,146           35,499,232
        Receivable for securities provided as collateral                                 234,879              587,540
        Securities borrowed                                                           52,044,772           61,759,831
        Receivables:
          Customers                                                                   17,533,384           17,315,232
          Brokers, dealers and others                                                    832,857              790,051
          Interest and dividends                                                         329,598              612,140
        Financial instruments owned, at fair value                                    47,150,425           45,172,665
        Property, equipment and leasehold improvements, net of accumulated
          depreciation and amortization                                                  559,024              542,613
        Other assets                                                                   2,830,531            2,793,963
                                                                                ----------------------------------------
        Total Assets                                                            $    171,105,308     $    171,166,473
                                                                                ========================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
        Short-term borrowings                                                   $     11,127,079     $     14,574,854
        Securities sold under agreements to repurchase                                45,343,331           54,461,463
        Obligation to return securities received as collateral                         1,122,329            2,534,871
        Payables:
          Customers                                                                   54,072,678           46,785,311
          Brokers, dealers and others                                                  7,963,911            4,450,285
          Interest and dividends                                                         559,814              842,749
        Financial instruments sold, but not yet purchased, at fair value              20,108,053           19,005,776
        Accrued employee compensation and benefits                                     1,334,651            1,479,417
        Other liabilities and accrued expenses                                           817,493              781,571
                                                                                ----------------------------------------
                                                                                     142,449,339          144,916,297
                                                                                ----------------------------------------
        Commitments and contingencies (Note 3)
        Long-term borrowings                                                          22,745,075           20,095,888
        Guaranteed Preferred Beneficial Interests in Company Subordinated       ----------------------------------------
          Debt Securities                                                                762,500              500,000
                                                                                ----------------------------------------
     STOCKHOLDERS' EQUITY
        Preferred stock                                                                  800,000              800,000
        Common stock, $1.00 par value; 500,000,000 and 200,000,000 shares authorized  as of August 31, 2001 and November 30, 2000, respectively;
          184,805,848 shares issued as of August 31, 2001 and November 30, 2000          184,806              184,806
        Paid-in capital                                                                2,589,425            2,583,638
        Retained earnings                                                              2,987,350            2,600,149
        Employee stock compensation plans                                              1,843,263            1,916,708
        Unearned compensation                                                           (210,659)            (218,791)
        Treasury stock, at cost:
          Adjustable Rate Cumulative Preferred Stock Series A:
            2,520,750 shares as of August 31, 2001 and November 30, 2000                (103,421)            (103,421)
          Common stock:  90,675,936 and 75,823,544 shares as of August 31,
            2001 and November 30, 2000, respectively                                  (2,942,370)          (2,108,801)
                                                                                ----------------------------------------
        Total Stockholders' Equity                                                     5,148,394            5,654,288
                                                                                ----------------------------------------
        Total Liabilities and Stockholders' Equity                              $    171,105,308     $    171,166,473
                                                                                ========================================



        See Notes to Consolidated Financial Statements.

                                               THE BEAR STEARNS COMPANIES INC.

                                                 Consolidated Statements of
                                                          Income
                                                        (UNAUDITED)


                                                                        Three Months Ended                 Nine Months Ended
                                                               ---------------------------------------------------------------------
                                                                  August 31,        August 25,        August 31,       August 25,
In thousands, except share and per share data                       2001              2000               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
  REVENUES
     Commissions                                                $   266,958      $   262,042        $   840,126      $   894,143
     Principal transactions                                         551,156          521,086          1,863,296        1,666,513
     Investment banking                                             212,015          236,897            531,729          780,945
     Interest and dividends                                       1,233,861        1,353,628          3,536,204        4,138,265
     Other income                                                    37,815           35,236            116,008          104,632
                                                               ---------------------------------------------------------------------
       Total revenues                                             2,301,805        2,408,889          6,887,363        7,584,498
     Interest expense                                             1,097,047        1,137,411          3,100,160        3,485,648
                                                               ---------------------------------------------------------------------
       Revenues, net of interest expense                          1,204,758        1,271,478          3,787,203        4,098,850
                                                               ---------------------------------------------------------------------
  NON-INTEREST EXPENSES
     Employee compensation and benefits                             635,034          657,347          2,005,800        2,069,523
     Floor brokerage, exchange and clearance fees                    41,773           38,120            118,438          117,790
     Communications and technology                                  112,806          105,132            341,344          327,535
     Occupancy                                                       40,483           33,064            109,033           99,837
     Advertising and market development                              33,442           32,531            100,979           91,779
     Professional fees                                               47,446           47,070            132,727          120,592
     Other expenses                                                  89,088           88,631            254,403          382,589
                                                               ---------------------------------------------------------------------
       Total non-interest expenses                                1,000,072        1,001,895          3,062,724        3,209,645
                                                               ---------------------------------------------------------------------

     Income before provision for income taxes and cumulative
     effect of change in accounting principle                       204,686          269,583            724,479          889,205
     Provision for income taxes                                      70,114           88,147            254,460          311,211
                                                               ---------------------------------------------------------------------
     Income before cumulative effect of change in accounting
     principle                                                      134,572          181,436            470,019          577,994
     Cumulative effect of change in accounting principle,
     net of tax                                                           -               -              (6,273)               -
                                                               ---------------------------------------------------------------------
     Net income                                                 $   134,572      $   181,436        $   463,746      $   577,994
                                                               =====================================================================
     Net income applicable to common shares                     $   124,794      $   171,658        $   434,411      $   548,659
                                                               =====================================================================

     Basic earnings per share                                   $      1.00      $      1.33        $      3.34      $      4.00
                                                               =====================================================================
     Diluted earnings per share                                 $      0.95      $      1.32        $      3.20      $      4.00
                                                               =====================================================================
     Weighted average number of common shares outstanding:
           Basic                                                140,331,572      148,816,237        144,767,767      152,967,377
                                                               =====================================================================
           Diluted                                              149,056,301      149,242,192        154,121,483      153,169,316
                                                               =====================================================================
     Cash dividends declared per common share                   $      0.15      $      0.15        $      0.45      $      0.40
                                                               =====================================================================



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

See Notes to Consolidated Financial Statements.

                                          THE BEAR STEARNS COMPANIES INC.

                                            Consolidated Statements of
                                                    Cash Flows
                                                    (UNAUDITED)


                                                                                       Nine Months Ended
                                                                               --------------------------------
                                                                                   August 31,     August 25,
   In thousands                                                                      2001            2000
  -------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                              $    463,746     $    577,994
      Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
        Depreciation and amortization                                              153,441          112,978
        Deferred income taxes                                                     (101,251)        (165,837)
        Other                                                                      113,866           (1,153)
      (Increases) decreases in operating assets:
        Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                      (7,676,336)          34,173
        Securities purchased under agreements to resell                          1,198,086         (313,165)
        Securities borrowed                                                      9,715,059       (2,953,021)
        Receivables:
          Customers                                                               (218,152)      (4,236,509)
          Brokers, dealers and others                                              (42,806)        (239,135)
          Interest and dividends                                                   282,542          (53,331)
        Financial instruments owned                                             (2,756,441)      (5,257,619)
        Other assets                                                               158,352         (985,546)
      (Decreases) increases in operating liabilities:
        Securities sold under agreements to repurchase                          (9,118,132)       8,905,278
        Payables:
          Customers                                                              7,287,367       (3,280,496)
          Brokers, dealers and others                                            3,517,475       (1,455,354)
          Interest and dividends                                                  (282,935)         120,610
        Financial instruments sold, but not yet purchased                        1,102,277          768,982
        Accrued employee compensation and benefits                                (286,904)         717,508
        Other liabilities and accrued expenses                                      35,921          139,539
                                                                              --------------------------------
      Cash provided by (used in) operating activities                            3,545,175       (7,564,104)
                                                                              --------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
      Net (payments) proceeds from short-term borrowings                        (2,731,350)       4,781,838
      Net proceeds from issuance of long-term borrowings                         5,274,042        7,444,453
      Net proceeds from issuance of subsidiary securities                          254,231                -
      Tax benefit of common stock distributions                                      5,866           12,285
      Payments for:
        Retirement of long-term borrowings                                      (3,644,968)      (4,036,861)
        Treasury stock purchases                                                  (880,045)        (555,867)
      Cash dividends paid                                                          (76,545)         (73,562)
                                                                              --------------------------------
      Cash (used in) provided by financing activities                           (1,798,769)       7,572,286
                                                                              --------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, equipment and leasehold improvements                 (169,852)        (139,894)
      Purchases of other assets                                                    (74,407)        (142,012)
      Proceeds from sale of other assets                                            17,003           53,994
                                                                              --------------------------------
      Cash used in investing activities                                           (227,256)        (227,912)
                                                                              --------------------------------
      Net increase (decrease) in cash and cash equivalents                       1,519,150         (219,730)
      Cash and cash equivalents, beginning of year                               2,319,974        1,570,483
                                                                              --------------------------------
      Cash and cash equivalents, end of period                                $  3,839,124     $  1,350,753
                                                                              ================================



Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

See Notes to Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. The November 30, 2000
Consolidated Statement of Financial Condition and related information was derived from the audited financial statements. The Consolidated Statement of Financial Condition as of August 31, 2001, the Consolidated Statements of Income for the three months and nine months ended August 31, 2001 and August 25, 2000 and the Consolidated Statements of Cash Flows for the nine months ended August 31, 2001 and August 25, 2000 are unaudited.


The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, as well as the accounting change to adopt Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended November 30, 2000 filed by the Company under the Securities Exchange Act of 1934.


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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading and investment accounts, at fair value, were as follows:



                                                                                  August 31,           November 30,
         In thousands                                                               2001                  2000
         ------------------------------------------------------------------------------------------------------------
         FINANCIAL INSTRUMENTS OWNED:
            US government and agency                                         $   10,192,058        $    9,180,638
            Other sovereign governments                                           3,125,961             5,137,115
            Corporate equity and convertible debt                                 6,709,832             8,663,306
            Corporate debt                                                        6,628,332             5,511,779
            Derivative financial instruments                                      6,357,358             4,797,087
            Mortgages and mortgage-backed securities                             12,815,676            11,304,982
            Other                                                                 1,321,208               577,758
                                                                             ----------------------------------------
                                                                             $   47,150,425        $   45,172,665
                                                                             ========================================
         FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
            US government and agency                                         $    7,633,003        $    4,121,060
            Other sovereign governments                                           1,730,123             3,556,830
            Corporate equity and convertible debt                                 4,243,889             5,222,967
            Corporate debt                                                        2,301,044             2,264,953
            Derivative financial instruments                                      4,199,994             3,839,966
                                                                             ----------------------------------------
                                                                             $   20,108,053        $   19,005,776
                                                                             ========================================



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


3.  COMMITMENTS AND CONTINGENCIES

At August 31, 2001, the Company was contingently liable for unsecured letters of credit of $2.1 billion and letters of credit of $373.1 million secured by financial instruments, which are principally used as collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

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


4.  REGULATORY REQUIREMENTS

The Company's principal operating subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns") and Bear, Stearns Securities Corp. ("BSSC"), are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $875.8 million which is net capital of BSSC in excess of 6% of aggregate debit items arising from customer transactions, as defined. At August 31, 2001, Bear Stearns' net capital, as defined, of $2.65 billion exceeded the minimum requirement by $2.61 billion.


Bear, Stearns International Limited ("BSIL") and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986.


Bear Stearns Bank plc ("BSB"), which is indirectly wholly owned by the Company, is incorporated in Dublin and is subject to the regulatory capital requirements of the Central Bank of Ireland.


At August 31, 2001, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.


5.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to the Capital Accumulation Plan (the "CAP Plan"), by the weighted average number of common shares outstanding. Common shares include the assumed distribution of shares of common stock vested under various employee stock compensation and benefit plans. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares from employee stock compensation and benefit plans.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.  CASH FLOW INFORMATION

Cash payments for interest approximated interest expense for the nine months ended August 31, 2001 and August 25, 2000. Income taxes paid totaled $53.8 million and $632.8 million for the nine months ended August 31, 2001 and August 25, 2000, respectively.


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


An important objective of the Company's risk management process is to hedge the economic risks associated with its long and short-term debt. To accomplish this objective, the Company modifies the interest rate characteristics of its debt through derivatives, typically interest rate swaps. This is part of the on-going asset and liability risk management function. SFAS No. 133 now requires derivatives designated as hedges to be carried at their fair value, and that the hedged items previously carried at their accrued values now be marked to market to the extent of the mark to market on the derivatives designated as hedges. Any resultant change in values for both the hedging derivative and the hedged item is recognized in earnings immediately, with the net impact being deemed the 'ineffective' portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges were included in principal transactions on the Consolidated Statement of Income and were immaterial for the three and nine months ended August 31, 2001.


At December 1, 2000, the Company recognized a cumulative after-tax loss of $6.3 million as a result of adopting SFAS No. 133. This loss is reported in the Consolidated Statement of Income for the nine months ended August 31, 2001 separately as "cumulative effect of change in accounting principle".

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


Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company's exposure, at any point in time, to credit risk associated with counterparty nonperformance is generally limited to the net replacement cost of over-the-counter contracts, reported as financial instruments owned, at fair value in the Company's Consolidated Statements of Financial Condition on a net-by-counterparty basis. Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.


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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  DERIVATIVES AND HEDGING ACTIVITIES (continued)

The following table summarizes the counterparty  credit quality of the Company's
exposure  with  respect  to  over-the-counter   derivatives  (including  foreign
exchange and forward-settling mortgage transactions) as of August 31, 2001:


                                                 Derivative Credit Exposure
                                                      ($ in millions)

                                                                                                       Percentage
                                                                                        Exposure,     of Exposure,
                                                                                          Net of         Net of
                            Rating (1)                 Exposure      Collateral(2)    Collateral(3)    Collateral
                ---------------------------------------------------------------------------------------------------
                     AAA                              $   1,040          $   359          $   683           26%
                     AA                                   1,266              229            1,040           40%
                     A                                      950              294              703           27%
                     BBB                                    168              132               71            3%
                     BB and lower                           332              656              107            4%
                     Non-rated                                1                0                1            0%




(1) Internal counterparty credit ratings as assigned by the Company's Credit Department, converted to rating agency equivalents.

(2) For lower-rated counterparties, the Company generally receives collateral in excess of the current market value of derivatives contracts.

(3) In calculating exposure net of collateral, collateral amounts are limited to the amount of current exposure for each counterparty. Excess collateral is not applied to reduce exposure because such excess in one counterparty portfolio cannot be applied to deficient collateral in a different counterparty portfolio.

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

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  SEGMENT DATA (continued)



         For the three months ended August 31, 2001:

         In thousands                          Net Revenues         Pre-Tax Income        Segment Assets
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                      $   874,327           $   196,028           $ 120,161,289
         Global Clearing Services                 192,021                43,251              50,764,188
         Wealth Management                        128,027                 9,750               3,944,649
         Other (a)                                 10,383               (44,343)             (3,764,818)
         ------------------------------------------------------------------------------------------------------------
         Total                                $ 1,204,758           $   204,686           $ 171,105,308
         ============================================================================================================

         For the three months ended August 25, 2000:

         In thousands                          Net Revenues         Pre-Tax Income        Segment Assets
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                      $   811,742           $   150,852           $ 116,250,869
         Global Clearing Services                 241,691               100,966              61,313,073
         Wealth Management                        160,075                31,026               3,012,818
         Other (a)                                 57,970               (13,261)             (5,724,242)
         ------------------------------------------------------------------------------------------------------------
         Total                                $ 1,271,478           $   269,583           $ 174,852,518
         ============================================================================================================

         For the nine months ended August 31, 2001:

         In thousands                         Net Revenues          Pre-Tax Income        Segment Assets
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                      $ 2,694,847           $   660,701            $120,161,289
         Global Clearing Services                 623,304               188,243              50,764,188
         Wealth Management                        406,532                30,163               3,944,649
         Other (a)                                 62,520              (154,628)             (3,764,818)
         ------------------------------------------------------------------------------------------------------------
         Total                                $ 3,787,203           $   724,479            $171,105,308
         ============================================================================================================

         For the nine months ended August 25, 2000:

         In thousands                         Net Revenues          Pre-Tax Income        Segment Assets
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                      $ 2,643,414           $   692,706            $116,250,869
         Global Clearing Services                 796,733               356,687              61,313,073
         Wealth Management                        524,730               107,216               3,012,818
         Other (a)                                133,973              (267,404)             (5,724,242)
         ------------------------------------------------------------------------------------------------------------
         Total                                $ 4,098,850           $   889,205            $174,852,518
         ============================================================================================================




(a) Other is comprised of consolidation/elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan"), which were $30.0 million and $45.7 million for the three months ended August 31, 2001 and August 25, 2000, respectively, and $102.0 million and $111.4 million for the nine months ended August 31, 2001 and August 25, 2000, respectively.

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


SFAS No. 140 as adopted by the Company is effective prospectively for transfers of financial assets occurring after March 31, 2001, except for certain provisions regarding disclosures and accounting for collateral, which will be adopted by the Company when required at the end of fiscal 2001. The impact of full adoption of the standard is being evaluated by the Company and is currently not expected to have a material effect on the Company's financial condition or results of operations.


Securitization Activities
-------------------------

The Company securitizes commercial and residential mortgages, consumer receivables and other types of financial assets. Fair value of assets sold and retained interests, if any, are determined by reference to quoted market prices when readily available. When quoted market prices are not readily available, the firm estimates fair value generally using pricing models that consider credit risk, prepayment rates, forward yield curves, volatilities, discount rates, default rates, loss severity and other factors. During the period April 1, 2001 to August 31, 2001, the Company securitized approximately $24 billion of financial assets. Retained interests in such securitized assets were not material at August 31, 2001.


Collateralized Financing Transactions
-------------------------------------

The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.


The Company receives securities collateral in connection with its business as a broker/dealer including resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured money lending activities. In many instances, the Company is permitted to sell or repledge such securities. At August 31, 2001, the fair value of securities

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.  TRANSFERS AND SERVICING OF FINANCIAL ASSETS (continued)

received as collateral by the Company that can be sold, repledged or otherwise used is approximately $200 billion, of which approximately $138 billion was sold, delivered or repledged.


The Company also pledges its own assets to collateralize financing agreements. At August 31, 2001, the carrying value of securities included in "Financial instruments owned" that had been loaned, pledged to lenders, or otherwise used, was approximately $38 billion.

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.


We have reviewed the accompanying consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of August 31, 2001, and the related consolidated statements of income for the three months and nine months ended August 31, 2001 and August 25, 2000 and cash flows for the nine months ended August 31, 2001 and August 25, 2000. These financial statements are the responsibility of the Company's management.


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



/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
New York, New York
October 15, 2001

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal business activities, investment banking, securities trading and brokerage, are, by their nature, highly competitive and subject to various risks, in particular, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates, the level and volatility of equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events and the size and timing of transactions.


In addition, while the financial services industry has recently been characterized by extremely volatile conditions, the terrorist attack against the United States on September 11, 2001 has resulted in additional economic and financial disruption, as the United States securities markets were closed for several days. These events may continue to cause additional weakness and uncertainty in the general economic and business environment. Certain risk factors noted above may now be more likely to have a greater impact on the Company's future results of operations.


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


Business Environment
--------------------

The Company's third quarter ended August 31, 2001 reflected an exceptionally challenging environment with a generally weak U.S. economy marked by a decline in capital spending, an increase in the unemployment rate and modest growth in consumer spending. Fears of a recession persisted as rising unemployment and a declining stock market continued to undermine consumer confidence and spending. The Federal Reserve Board (the "Fed") responded by lowering the Federal Funds rate twice for a total of 50 basis points during the fiscal quarter to 3.5%, while maintaining a weakness bias and hinting at further rate cuts in the future. These market conditions were in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


contrast to the market conditions that existed during the comparable prior year quarter which was characterized by strong economic growth and favorable economic trends such as high levels of consumer confidence and spending and historically low levels of unemployment.


Global and domestic equity markets continued to be weak with U.S. equity indices declining during the quarter as the market responded to numerous economic reports, profit warnings, corporate earnings reports and security analyst downgrades. During the third quarter ended August 31, 2001, the Dow Jones Industrial Average ("DJIA") and the Standard and Poor's 500 Index ("S&P 500") declined 9.6% and 11.3%, respectively, to close at 9,950 and 1,134, respectively. The technology-heavy Nasdaq Composite Index ("Nasdaq") declined to 1,805, a decline of 19.8% for the quarter.


Despite these difficult market conditions, certain of the Company's core businesses produced solid financial results during the quarter. The fixed income markets continued to be a major area of strength for the Company during the quarter. The two interest rate cuts by the Fed during the quarter contributed to strong year-over-year fixed income trading revenues, although down sequentially from last quarter's record results. In addition, fixed income underwriting revenues were strong, particularly in the municipal and high yield areas. Continued weakness in global equities markets together with reduced volatility and volumes adversely affected equity trading revenues and equity new issue volumes as well as announced mergers and acquisitions activity. Further, private client activity levels continue to be far below prior year levels as private investors have largely retreated from the equity markets. Net interest revenues during the quarter decreased principally due to lower interest bearing balances.


Results of Operations
---------------------

Three Months Ended August 31, 2001
Compared to Three Months Ended August 25, 2000
----------------------------------------------


Net income for the three months ended August 31, 2001 was $134.6 million, down 25.8% from $181.4 million for the comparable prior year quarter. Revenues, net of interest expense for the 2001 quarter were $1.2 billion, down 5.2% from $1.3 billion in the 2000 quarter. The results reflect a decrease in net interest profits and investment banking revenues, partially offset by an increase in principal transactions revenues and commissions revenues. Challenging economic conditions and less favorable global equity markets led to reduced levels of new issue volume and mergers and acquisitions activity. Further, continued weakness in the U.S. equity markets resulted in reduced revenue levels from the Company's equity market making and trading activities. Declines in customer margin balances from professional and retail investors persisted throughout the quarter, resulting in declines in average margin balances and reduced net interest profits. These decreases were partially offset by strong fixed income markets, particularly in the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


mortgage-backed and asset-backed securities and high yield areas, which benefited from the favorable interest rate environment. Earnings per diluted share were $0.95 for the 2001 quarter, down 28.0% from $1.32 per share for the 2000 quarter.


Business Segments
-----------------

The remainder of Results of Operations, except the discussion of non-interest expenses, is presented on a business segment basis. The Company's three business segments: Capital Markets, Global Clearing Services and Wealth Management are strategic business units analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services
distribution network with the related revenues of such intersegment services allocated to the respective segments through transfer pricing. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.


The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan").


Three Months Ended August 31, 2001
Compared to Three Months Ended August 25, 2000
----------------------------------------------


                                              Capital Markets
                                              ---------------


                                                                            Three Months Ended
                                                      ------------------------------------------------------
                                                           August 31,        August 25,     % (Decrease)
      In thousands                                           2001               2000           Increase
------------------------------------------------------------------------------------------------------------
       Net revenues
            Institutional Equities                        $  244,741         $  358,019         (31.6%)
            Fixed Income                                     416,128            233,309          78.4%
            Investment Banking                               213,458            220,414          (3.2%)
------------------------------------------------------------------------------------------------------------
       Total net revenues                                 $  874,327         $  811,742           7.7%
============================================================================================================
       Pre-tax income                                     $  196,028         $  150,852          29.9%
============================================================================================================




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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net revenues for Capital Markets were $874.3 million in the 2001 quarter, up 7.7% from $811.7 million in the comparable prior year quarter. Pre-tax income for Capital Markets was $196.0 million in the 2001 quarter, up 29.9% from $150.9 million in the comparable prior year quarter. Fixed Income net revenues increased to $416.1 million in the 2001 quarter or 78.4% from $233.3 million in the comparable prior year quarter. The results were driven by strong performances from the mortgage-backed and asset-backed securities and high yield areas. The fixed income markets benefited from declining short-term interest rates precipitated by two interest rate cuts by the Fed for a total of 50 basis points during the 2001 quarter. Secondary trading volumes remained high during the 2001 quarter reflecting increased investor activity. Revenues from the distressed debt and municipal areas also increased reflecting favorable market conditions and strong investor activity.


Institutional Equities net revenues in the 2001 quarter decreased 31.6% to $244.7 million from $358.0 million in the 2000 quarter, primarily attributable to decreases in the equity derivatives, over-the-counter market making, arbitrage and specialist areas. The decrease in equity revenues resulted from reduced volatility and lower NASDAQ(R) and NYSE trading volumes. The lack of announced M&A activity provided fewer risk arbitrage opportunities and consequently reduced revenue levels. In addition, the move to decimalization and resulting spread compression placed pressure on NASDAQ(R) margins.


Investment Banking net revenues in the 2001 quarter decreased 3.2% to $213.5 million from $220.4 million in the comparable prior year quarter. Continued weakness in the equity underwriting environment resulting from economic uncertainty led to reduced levels of equity new issue volume and announced mergers and acquisitions activity during the 2001 quarter. However, new issue activity in the corporate bonds, high yield and municipal bond markets was strong during the 2001 quarter reflecting the favorable interest rate environment. Equity underwriting revenues for the 2001 quarter decreased 25.4% to $35.0 million from $46.9 million in the comparable prior year quarter. Fixed income underwriting revenues were $49.8 million in the 2001 quarter, a 44.3% increase from $34.5 million in the comparable prior year quarter. Included in investment banking net revenues are merchant banking revenues of $18.2 million and $36.5 million for the 2001 quarter and the comparable prior year quarter, respectively.



                                              Global Clearing Services
                                              ------------------------


                                                                          Three Months Ended
                                                    ------------------------------------------------------
                                                         August 31,        August 25,
       In thousands                                         2001              2000         % Decrease
----------------------------------------------------------------------------------------------------------
         Net revenues                                  $  192,021         $  241,691         (20.6%)
         Pre-tax income                                $   43,251         $  100,966         (57.2%)




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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net revenues for Global Clearing Services were $192.0 million in the 2001 quarter, down 20.6% from $241.7 million for the comparable prior year quarter. Pre-tax income for Global Clearing Services was $43.3 million in the 2001 quarter, down 57.2% from $101.0 million for the 2000 quarter. Average daily commissions in the 2001 quarter declined 12.3% when compared to the same period in the prior year. Net interest revenues declined 28.4% to $101.7 million from $142.1 million in the comparable prior year quarter. Customer margin debit and customer short balances declined in the 2001 quarter as a result of difficult equity market conditions and lower leverage levels being employed by prime brokerage customers. Average customer margin debit balances were $38.3 billion during the 2001 quarter compared to $56.4 billion during the comparable prior year quarter. Margin debit balances totaled $34.6 billion at August 31, 2001 compared to $56.0 billion at August 25, 2000. Average customer shorts were $49.8 billion during the 2001 quarter compared to $59.8 billion during the 2000 quarter and totaled $53.0 billion at August 31, 2001, down from $60.0 billion at August 25, 2000. Average free credit balances were $19.7 billion during the 2001 quarter compared to $14.8 billion during the 2000 quarter and totaled $20.3 billion at August 31, 2001, an increase from $13.0 billion at August 25, 2000.



                                              Wealth Management
                                              -----------------

                                                                         Three Months Ended
                                                    -----------------------------------------------------
                                                         August 31,        August 25,
          In thousands                                     2001               2000        % Decrease
---------------------------------------------------------------------------------------------------------
           Net revenues                               $  128,027         $  160,075         (20.0%)
           Pre-tax income                             $    9,750         $   31,026         (68.6%)




The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS has approximately 450 account executives.


The Asset Management area had $23.5 billion in assets under management at August 31, 2001, which reflected a 41.6% increase over $16.6 billion in assets under management at August 25, 2000. Strong net inflows and performances from certain of the funds' investments led to the growth in assets under management. Assets from alternative investment products grew 93.3% to approximately $5.8 billion under management at August 31, 2001 from $3.0 billion at August 25, 2000, while assets from mutual funds increased 43.8% to $5.6 billion at August 31, 2001 from $3.9 billion at August 25, 2000.


Net revenues for Wealth Management were $128.0 million in the 2001 quarter, down 20.0% from $160.1 million for the comparable prior year quarter. Pre-tax income for Wealth Management was $9.8 million in the 2001 quarter, down 68.6% from $31.0 million for the comparable prior year quarter. Private client service revenues decreased 24.5% from the August 2000 quarter due to reduced commission levels and a decline in net interest profits as private investors continued to retreat from the equity markets. Asset Management revenues decreased slightly due to lower levels of performance-based fees on alternative investment products,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


partially offset by increased management fees from mutual funds, hedge funds and wrap accounts.


Non-Interest Expenses
---------------------

Employee compensation and benefits for the 2001 quarter decreased 3.4% to $635.0 million from $657.3 million for the comparable prior year quarter. Employee compensation and benefits as a percentage of net revenues was 52.7% for the 2001 quarter versus 51.7% for the comparable prior year quarter. The generally weak operating environment being experienced by many of the Company's business areas, including investment banking, as well as the decline in net interest profit, continue to adversely impact compensation as a percentage of net revenues during the 2001 quarter. In addition, the expansion of the European capital markets' platform has placed short-term pressure on the ratio of compensation to net revenues.


Non-compensation expenses were $365.0 million for the 2001 quarter, an increase of 5.9% from $344.5 million in the comparable prior year quarter. Expenses were up primarily due to non-recurring costs for severance and accelerated depreciation and amortization costs associated with the write-off of technology equipment and leasehold improvements in connection with the Company's pending move to new corporate headquarters at 383 Madison Avenue. Expenses related to the CAP Plan for the 2001 quarter, which were $30.0 million, down from $45.7 million in the 2000 quarter reflecting the lower level of earnings in the 2001 quarter as compared to the comparable prior year quarter.


The Company's effective tax rate increased to 34.3% in the 2001 quarter compared to 32.7% for the comparable 2000 quarter.


Nine Months Ended August 31, 2001
Compared to Nine Months Ended August 25, 2000
---------------------------------------------


Net income for the nine months ended August 31, 2001, after the cumulative effect of a change in accounting principle, was $463.7 million, down 19.8% from $578.0 million for the comparable prior year period. Revenues, net of interest expense for the 2001 period were $3.8 billion, down 7.6% from $4.1 billion in the 2000 period. Earnings per diluted share were $3.20 for the 2001 period, after the accounting change, down from $4.00 per diluted share for the comparable prior year period. The prior year period results included an after-tax litigation charge of $96.0 million or $0.63 per share. Earnings per diluted share for the 2001 period were $3.24 and net income was $470.0 million before including the effect of the required adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The results reflect a decrease in investment banking, net interest and commission revenues due to the industry-wide, broad-based weakness in the equity markets, partially offset by an increase in principal transactions revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                              Capital Markets
                                              ---------------

                                                                         Nine Months Ended
                                                    --------------------------------------------------------
                                                         August 31,          August 25,     % (Decrease)
    In thousands                                            2001                2000           Increase
------------------------------------------------------------------------------------------------------------
       Net revenues
            Institutional Equities                     $   934,262         $ 1,155,433         (19.1%)
            Fixed Income                                 1,270,803             751,606          69.1%
            Investment Banking                             489,782             736,375         (33.5%)
------------------------------------------------------------------------------------------------------------
       Total net revenues                              $ 2,694,847         $ 2,643,414           1.9%
============================================================================================================
       Pre-tax income                                  $   660,701         $   692,706          (4.6%)
============================================================================================================





Net revenues for Capital Markets were $2.7 billion in the 2001 period, up 1.9% from $2.6 billion in the comparable prior year period. Pre-tax income for Capital Markets was $660.7 million in the 2001 period, down 4.6% from $692.7 million in the 2000 period. Fixed Income net revenues increased to a record $1.3 billion in the 2001 period or 69.1% from $751.6 million in the comparable prior year period due to the favorable environment created by the seven interest rate reductions for a total of 300 basis points during the 2001 period by the Fed. Fixed income principal transactions revenues during the 2001 period were driven by superior results from the Company's mortgage-backed and asset-backed securities area as well as strong results from the high yield, municipal securities and corporate bonds areas.


Institutional Equities net revenues in the 2001 period decreased 19.1% to $934.3 million from $1.2 billion in the 2000 period, primarily attributable to decreases in the equity derivatives, international equity sales and trading, over-the-counter market making and arbitrage areas.


Investment Banking net revenues in the 2001 period decreased 33.5% to $489.8 million from $736.4 million in the comparable prior year period. Unfavorable global equity markets led to declining equity underwriting and mergers and acquisitions activity, partially offset by an increase in fixed income underwriting revenues, particularly in the high yield and municipal bond market areas during the 2001 period. Equity underwriting revenues for the 2001 period decreased 60.8% to $93.3 million from $238.1 million in the comparable prior year period. Fixed income underwriting revenues were $121.0 million in the 2001 period, a 20.5% increase from $100.4 million in the comparable prior year period. Included in investment banking net revenues are merchant banking revenues of $64.9 million and $82.8 million for the 2001 period and the comparable prior year period, respectively.


                                              Global Clearing Services
                                              ------------------------

                                                                           Nine Months Ended
                                                    ------------------------------------------------------
                                                         August 31,        August 25,
       In thousands                                         2001              2000         % Decrease
----------------------------------------------------------------------------------------------------------
         Net revenues                                   $  623,304         $  796,733         (21.8%)
         Pre-tax income                                 $  188,243         $  356,687         (47.2%)




Net revenues for Global Clearing Services were $623.3 million in the 2001 period, down 21.8% from $796.7 million for the comparable prior year period. Pre-tax income for Global Clearing

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Services was $188.2 million in the 2001 period, down 47.2% from $356.7 million for the 2000 period. The decrease in net revenues in the 2001 period was primarily due to a decrease in customer margin debit as average customer margin balances were down sharply from the levels of August 2000 and customer short balances resulting in reduced net interest profits compared to the 2000 period. The decline in margin debit and customer short balances was a result of deteriorating equity market conditions and lower overall leverage levels being employed by retail and prime brokerage customers. Average customer margin debit balances were $39.3 billion during the 2001 period compared to $57.6 billion during the comparable prior year period. Margin debit balances totaled $34.6 billion at August 31, 2001 compared to $56.0 billion at August 25, 2000. Average customer shorts were $51.6 billion during the 2001 period compared to $62.2 billion during the 2000 period and totaled $53.0 billion at August 31, 2001, down from $60.0 billion at August 25, 2000. Average free credit balances were $18.7 billion during the 2001 period compared to $15.0 billion during the 2000 period and totaled $20.3 billion at August 31, 2001, an increase from $13.0 billion at August 25, 2000.


                                              Wealth Management
                                              -----------------

                                                                         Nine Months Ended
                                                    -----------------------------------------------------
                                                        August 31,         August 25,
        In thousands                                       2001              2000         % Decrease
---------------------------------------------------------------------------------------------------------
           Net revenues                               $  406,532         $  524,730         (22.5%)
           Pre-tax income                             $   30,163         $  107,216         (71.9%)




Net revenues for Wealth Management were $406.5 million in the 2001 period, down 22.5% from $524.7 million for the comparable prior year period. Pre-tax income for Wealth Management was $30.2 million in the 2001 period, down 71.9% from $107.2 million for the 2000 period. Private client service revenues in the 2001 period declined from the 2000 period as retail investors have reduced activity levels significantly as a result of uncertain market conditions and the decline in the equity markets. Asset management revenues increased, reflecting higher levels of management fees on the Company's mutual fund and alternative investment products, partially offset by reduced performance fees from alternative investment products.


Non-Interest Expenses
---------------------

Employee compensation and benefits for the 2001 period decreased 3.1% to $2.0 billion from $2.1 billion for the comparable prior year period. Employee compensation and benefits, as a percentage of net revenues was 53.0% in the 2001 period versus 50.5% in the comparable prior year period principally due to lower levels of net interest and investment banking revenue experienced in the 2001 period. In addition, the expansion of the European capital markets platform has placed additional short-term pressure on the ratio of compensation to net revenues.


Non-compensation expenses were $1.06 billion for the 2001 period, a decrease of 7.3% from $1.14 billion from the comparable prior year period. However, excluding the litigation charge included in the 2000 period, these expenses increased 6.7% primarily due to non-recurring costs for severance and accelerated depreciation and amortization costs associated with the write-off of technology equipment and leasehold improvements in connection with the Company's pending

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


move to new corporate headquarters at 383 Madison Avenue, partially offset by a decrease in the CAP Plan expense. Expenses related to the CAP Plan for the 2001 period were $102.0 million, down from $111.4 million in the comparable prior year period due to a lower level of earnings.


The Company's effective tax rate of 35.0% was the same in the 2001 period and the comparable prior year period.


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


The Company's total assets at August 31, 2001 decreased to $171.1 billion from $171.2 billion at November 30, 2000. The decrease was primarily attributable to a decrease in securities borrowed, partially offset by an increase in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations and financial instruments owned, at fair value. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $28.7 billion at August 31, 2001 from $26.3 billion at November 30, 2000 primarily due to an increase in long-term borrowings.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at August 31, 2001 and November 30, 2000. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low risk spread nature of its securities borrowed position renders net adjusted leverage as the most relevant measure.


                                               August 31,     November 30,
  In billions, except ratios                      2001            2000
  -----------------------------------------------------------------------------
    Total Assets                               $  171.1        $  171.2
    Adjusted Assets (1)                        $  136.6        $  135.1
    Net Adjusted Assets (2)                    $   84.5        $   73.3
    Leverage Ratio (3)                             28.9            27.8
    Adjusted Leverage (4)                          23.1            21.9
    Net Adjusted Leverage (5)                      14.3            11.9

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


Funding Strategy
----------------

The Company's general funding strategy seeks to ensure liquidity and diversity of funding sources in order to meet the Company's financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. In addition, with respect to short-term, unsecured financing, the Company's emphasis on diversification by product, geography, maturity and instrument results in prudent, moderate usage of more credit sensitive, potentially less stable funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, securities lending arrangements and customer free credit balances. Short-term funding also includes unsecured commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.


The vast majority of the Company's balance sheet is financed with short-term secured and longer-term sources of funding. The Company views its secured funding as inherently less credit sensitive and therefore more stable due to the collateralized nature of the borrowing. The Company seeks to limit its reliance on unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding.


In addition to short-term funding sources, the Company utilizes long-term senior debt and medium-term notes as a longer-term source of unsecured financing. During the nine months ended August 31, 2001, the Company received proceeds of approximately $5.3 billion from the issuance of long-term debt, which was offset by payments approximating $3.6 billion related to retirements of long-term debt.


The amount of long-term debt, as well as total capital, that the Company maintains is a function of its asset composition. The Company regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing and the associated margin level required for such financing. This

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


The Company has in place a committed revolving credit facility (the "facility") totaling $3.105 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The facility also provides that the Company may borrow up to $1.5525 billion of the facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments. In addition, the facility provides for defined margin levels on a wide range of eligible financial instruments that may be pledged under the secured portion of the facility. The facility terminates in February 2002 with all loans outstanding at that date payable no later than February 2003. There were no borrowings outstanding under the facility at August 31, 2001.


The Company has in place a $1.25 billion committed revolving securities repo facility (the "repo facility") which permits borrowings, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The repo facility terminates in August 2002 with all repos outstanding at that date payable no later than August 2003. There were no borrowings outstanding under the repo facility at August 31, 2001.


The Company has in place a $500 million committed revolving credit facility, which permits borrowing on a secured basis against Japanese securities by BSSC. The facility terminates in December 2001 with all loans outstanding at that date payable no later than December 2002. There were no borrowings outstanding under the facility at August 31, 2001.

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


Long-term debt totaling $19.4 billion and $16.7 billion had remaining maturities beyond one year at August 31, 2001 and November 30, 2000, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is at least partially dependent on the Company's short-term and long-term debt ratings. At August 31, 2001, the Company's long-term/short-term debt ratings were as follows:


--------------------------------------------------------------
Moody's Investors Service                    A2/P-1
--------------------------------------------------------------
Standard & Poor's                            A/A-1
--------------------------------------------------------------
Fitch                                        A+/F1+
--------------------------------------------------------------
Dominion Bond Rating Service                 A/R-1 (middle)
--------------------------------------------------------------
Japan Rating & Investment Information        A+/not rated
--------------------------------------------------------------


The Stock Repurchase Program (the "Repurchase Program") allows the Company to purchase (in addition to any shares purchased under a previous repurchase authorization) up to an aggregate of $1.2 billion in Common Stock. The purchases under the $1.2 billion repurchase authorization may be made periodically in 2001 or beyond in the open market or otherwise at prices then prevailing. During the quarter ended August 31, 2001, the Company purchased, under the current repurchase program authorization, a total of 8,753,914 shares of Common Stock through open market and private transactions at a cost of approximately $505.9 million in connection with various employee compensation plans, including the CAP Plan. Included in these totals are 5,222,600 shares purchased pursuant to an agreement which is designed to adjust the cost of such shares to approximate the average price during the fourth quarter. The Company intends, subject to market conditions and plan limitations, to continue to purchase a sufficient number of shares of Common Stock in the open market to enable the Company to issue shares with respect to stock compensation.


Cash Flows
----------

Cash and cash equivalents increased $1.5 billion to $3.8 billion at August 31, 2001 from $2.3 billion at November 30, 2000. Cash provided by operating activities was $3.5 billion, primarily attributable to a decrease in securities borrowed, and increases in payables to customers and brokers, dealers, and others, partially offset by an increase in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, and a decrease in securities

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


sold under agreements to repurchase. Cash used in financing activities of $1.8 billion reflected net payments for short-term borrowings and the retirement of long-term borrowings, partially offset by net proceeds from the issuance of long-term borrowings. Cash used in investing activities of $0.2 billion reflected purchases of property, equipment and leasehold improvements, as well as a net increase in other assets.


Regulated Subsidiaries
----------------------

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the New York Stock Exchange and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Securities and Futures Authority, a self-regulatory organization established pursuant to the United Kingdom Financial Services Act of 1986. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At August 31, 2001, Bear Stearns, BSSC, BSIL, BSIT, and BSB were in compliance with their respective regulatory capital requirements.


Merchant Banking Investments
----------------------------

As part of its merchant banking activities, the Company participates from time to time in principal investments in leveraged transactions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment. At August 31, 2001, the Company held investments in 22 leveraged transactions with an aggregate carrying value of approximately $199.3 million. In addition, the Company has various direct and indirect principal investments in, as well as commitments to participate in, private investment funds that invest in leveraged transactions.


High Yield Positions
--------------------

As part of the Company's fixed income securities activities, the Company participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-investment-grade mortgage loans, non-investment-grade commercial loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield positions"). Also included in high yield positions is a portfolio of credit card receivables from individuals that are subject to bankruptcy proceedings. Non-investment-grade debt securities have been defined as high yield and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. Non-investment-grade mortgage loans are principally secured by residential properties and include non-performing loans. At August 31, 2001 and November 30, 2000, the Company held high yield positions approximating $2.6 billion and $2.3 billion, respectively, in long inventory, and $0.5 billion and $0.4 billion, respectively, in short inventory.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition, the Company provides extensions of credit to highly leveraged companies in loan syndication transactions and then participates out a portion of these leveraged transactions. At August 31, 2001 and November 30, 2000, the amount outstanding to highly leveraged borrowers totaled $565.8 million and $336.9 million, respectively. Additionally, lending commitments to non-investment-grade borrowers totaled approximately $0.6 billion and $1.0 billion at August 31, 2001 and November 30, 2000, respectively. The Company also has exposure to non-investment-grade counterparties related to its trading-related derivative activities; such amounts at August 31, 2001 and November 30, 2000 were $108.0 million and $49.0 million, net of collateral, respectively.


The Company's Risk Committee monitors exposure to market and credit risk with respect to high yield positions and establishes limits with respect to overall market exposure and concentrations of risk by both individual issuer and industry group. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets, and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

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


The total VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. This table illustrates the VaR for each component of market risk at August 31, 2001, November 30, 2000, and August 25, 2000.


                                                August 31,     November 30,     August 25,
     In millions                                   2001            2000            2000
     ----------------------------------------------------------------------------------------
     MARKET RISK
     Interest rate                               $ 15.9          $ 11.7          $  9.0
     Currency                                       0.9             1.4             1.1
     Equity                                         5.6            10.7            10.1
     Diversification benefit                       (5.5)           (7.9)           (6.6)
     ----------------------------------------------------------------------------------------
     Total                                       $ 16.9          $ 15.9          $ 13.6
     ========================================================================================



The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2001 quarter:


     In millions                                  High      Low      Average
     -------------------------------------------------------------------------
     MARKET RISK
     Interest rate                              $ 17.8     $ 9.2     $ 13.9
     Currency                                      1.1       0.9        1.0
     Equity                                        6.6       5.6        6.1
     Aggregate Value-at-Risk                      18.8      11.3       15.3
    -------------------------------------------------------------------------


The following charts represent a summary of the daily revenues generated by the Company's trading departments and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarter ended August 31, 2001 and August 25, 2000. These charts represent a historical summary of the results generated by the Company's trading departments as opposed to the probability approach used by the VaR model. The average daily trading profit was $8.1 million and $8.3 million for the quarters ended August 31, 2001 and August 25, 2000, respectively. During the quarters ended August 31, 2001 and August 25, 2000, there were no trading days in which daily trading losses exceeded the reported period end VaR amounts. The frequency distribution of the Company's daily trading profit (loss) reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


-------------------------------------------------------------------------------
                   DAILY TRADING PROFIT FREQUENCY DISTRIBUTION
-------------------------------------------------------------------------------


[Vertical bar graphs of Frequency (y-axis) versus Daily Trading Profit (Loss) (x-axis) representing the following information appear here in paper format]


                       Three Months Ended August 31, 2001
                       ----------------------------------

                 Daily Trading              Frequency
                 Profit (Loss)              (Number of
                ($ in millions)            Trading Days)
                     (7)                         1
                     (1)                         2
                      1                          3
                      2                          3
                      3                          2
                      4                          5
                      5                          9
                      6                          4
                      7                          4
                      8                          7
                      9                          7
                     10                          7
                     11                          2
                     12                          2
                     13                          3
                     15                          1
                     18                          1
                     20                          2
                     21                          1
                     28                          1
                     34                          1



[Vertical bar graphs of Frequency (y-axis) versus Daily Trading Profit (Loss) (x-axis) representing the following information appear here in paper format]


                       Three Months Ended August 25, 2000
                       ----------------------------------

                 Daily Trading               Frequency
                 Profit (Loss)               (Number of
                ($ in millions)             Trading Days)
                     (3)                         1
                     (1)                         1
                      0                          2
                      2                          3
                      3                          2
                      4                          5
                      5                          6
                      6                         10
                      7                          3
                      8                          5
                      9                          6
                     10                          3
                     11                          4
                     12                          2
                     13                          1
                     14                          2
                     15                          1
                     16                          1
                     17                          1
                     18                          1
                     19                          1
                     30                          1
                     35                          1

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


McKesson HBOC, Inc. Litigations
-------------------------------

As previously reported in the Company's Fiscal Year 2000 Form 10-K and Report on Form 10-Q for the fiscal quarter ended May 25, 2001 ("Second Fiscal Quarter 2001 Form 10-Q"), the Company is a defendant in various litigations arising out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC").


Pacha, et al v. McKesson HBOC, Inc., et al.
-------------------------------------------

On July 27, 2001, an action was commenced in the United States District Court for the Northern District of California by individuals who owned McKesson common stock that was converted into common stock of McKesson HBOC in connection with the McKesson/HBOC merger. Named as defendants are McKesson HBOC, certain present or former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and aided and abetted a breach of fiduciary duty in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory and punitive damages in an unspecified amount are sought.


The Company has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.


IPO Allocation Litigations
--------------------------

As previously reported in the Company's Second Fiscal Quarter 2001 Form 10-Q, The Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during the last several months in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). The complaints in these purported class actions allege, among other things, that between 1998 and 2000: (i) the underwriters of certain "hot" IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation; and/or (ii) the underwriters' customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions. The complaints allege, among other things, that the underwriters violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Although certain of the complaints also asserted antitrust claims, such claims against Bear Stearns have been voluntarily dismissed without prejudice. Compensatory and statutory damages in unspecified amounts are sought.


The Company denies all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

                               LEGAL PROCEEDINGS


The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        (3)(a)(1) Restated Certificate of Incorporation (incorporated by reference to Exhibit (4)(a)(1) to the Registration Statement on Form S-3 (File No. 333-57083)).


        (3)(a)(2) Certificate of Amendment of Restated Certificate of Incorporation, filed April 2, 2001 (incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-92357)).

        (3)(a)(3) Certificate of Stock Designation relating to the Company's Adjustable Rate Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4(a)(6) to the Registration Statement on Form S-8 (File No. 33-49979)).

        (3)(a)(4) Certificate of Stock Designation relating to the Company's Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 1.4 to the Registration Statement on Form 8-A filed on January 14,
                     1998).

        (3)(a)(5) Certificate of Stock Designation relating to the Company's Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 1.4 to the Registration Statement on Form 8-A filed on
                     April 20, 1998).

        (3)(a)(6) Certificate of Stock Designation relating to the Company's Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 1.4 to the Registration Statement on Form 8-A filed on June 18,
                     1998).

        (3)(b)       By-laws, Amended and Restated as of June 25, 2001.

        (10)(a)(3) Stock Award Plan, amended and restated as of March 29, 2001 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-92357)).

        (10)(a)(7) Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-63002)).

        (11)         Computation of Per Share Earnings

        (12)         Computation of Ratio of Earnings to Fixed Charges

                        EXHIBITS AND REPORTS ON FORM 8-K


(b)  Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K.


(i) A Current Report on Form 8-K dated June 26, 2001 and filed on June 27, 2001, announcing that James E. Cayne has been named to the additional post of Chairman of the Board of Directors and the appointment of each of Alan D. Schwartz and Warren J. Spector as President and Co-Chief Operating Officer.


(ii) A Current Report on Form 8-K dated June 20, 2001 and filed on June 26, 2001, pertaining to the Company's results of operations for the three months ended May 25, 2001.

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


                                             The Bear Stearns Companies Inc.
                                             -------------------------------
                                                      (Registrant)


         Date:  October 15, 2001            By:  /s/ Marshall J Levinson
                                                 ------------------------
                                                  Marshall J Levinson
                                                  Controller
                                                 (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX


Exhibit No.  Description                                                  Page
-----------  -----------                                                  ----

(3)(a)(1) Restated Certificate of Incorporation (incorporated by reference to Exhibit (4)(a)(1) to the Registration Statement on Form S-3 (File No. 333-57083)).

(3)(a)(2) Certificate of Amendment of Restated Certificate of Incorporation, filed April 2, 2001 (incorporated by reference to Exhibit 4(a)(2) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-92357)).

(3)(a)(3) Certificate of Stock Designation relating to the Company's Adjustable Rate Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4(a)(6) to the Registration Statement on Form S-8 (File No. 33-49979)).

(3)(a)(4) Certificate of Stock Designation relating to the Company's Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 1.4 to the Registration Statement on Form 8-A filed on January 14, 1998).

(3)(a)(5) Certificate of Stock Designation relating to the Company's Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 1.4 to the Registration Statement on Form 8-A filed on
             April 20, 1998).

3)(a)(6) Certificate of Stock Designation relating to the Company's Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 1.4 to the Registration Statement on Form 8-A filed on
             June 18, 1998).

(3)(b)       By-laws, Amended and Restated as of June 25, 2001.             39

(10)(a)(3) Stock Award Plan, amended and restated as of March 29, 2001 (incorporated by reference to Exhibit 4(c) to Post-Effective Amendment No. 1 to the
             Registration Statement on Form S-8 (File No.
             333-92357)).

(10)(a)(7)   Non-Employee  Directors'  Stock Option Plan
             (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-8 (File No.
             333-63002)).

(11)         Computation of Per Share Earnings                              67

(12)         Computation of Ratio of Earnings to Fixed Charges              68