Form 10-K405
period 2001-11-30
BEAR STEARNS COMPANIES INC
filed 2002-02-28
CIK 777001

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001.
                                    OR
   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 1-8989

                         THE BEAR STEARNS COMPANIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                          13-3286161
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                  383 MADISON AVENUE, NEW YORK, NEW YORK 10179
                                 (212) 272-2000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------------    ------------------------------------------------------
Common Stock, par value $1.00 per share                                         New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series A                            New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in                   New York Stock Exchange
      a share of 6.15% Cumulative Preferred Stock, Series E
Depositary Shares, each representing a one-fourth interest in                   New York Stock Exchange
      a share of 5.72% Cumulative Preferred Stock, Series F
Depositary Shares, each representing a one-fourth interest                      New York Stock Exchange
      in a share of 5.49% Cumulative Preferred Stock, Series G
S&P Linked Notes Due 2003                                                       Chicago Board Options Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

            At February 15, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,277,528,276. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

            On February 15, 2002, the registrant had 99,852,892 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 2001 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held March 26, 2002, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2001.
================================================================================

                                     PART I

ITEM 1.     BUSINESS.

            (a) General Development of the Business

            The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company succeeded on October 29, 1985, to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

            (b) Financial Information about Industry Segments

            The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. These segments are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks with the related revenues of such intersegment services allocated to the respective segments.

            The Capital Markets segment is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. Institutional Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter ("OTC") equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade debt and high yield debt products.

            The Global Clearing Services segment provides clearing, margin lending and securities borrowing to facilitate customer short sales, to more than 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients who engage in either the retail or institutional brokerage business.

            The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains approximately 450 account executives in its principal office and six regional offices. The Asset Management area had $24.2 billion in assets under management at November 30, 2001, which reflected a 24.1% increase over $19.5 billion in assets under management at November 30, 2000. Strong net inflows and performances from certain of the funds' investments led to the growth in assets under management. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals.

            Financial information regarding the Company's business segments and foreign operations as of November 30, 2001, November 30, 2000, November 26, 1999 and June 30, 1999 and for the fiscal years ended November 30, 2001, November 30, 2000, the five months ended November 26, 1999 and the fiscal year ended June 30, 1999 is set forth under "Item 8. Financial Statements and Supplementary Data" in
Note 16 of Notes to Consolidated Financial Statements, entitled "Segment and Geographic Area Data," and is incorporated herein by reference.

            (c) Narrative Description of Business

            The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed, municipal securities and high yield products; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist activities on both the New York Stock Exchange, Inc. ("NYSE") and the American Stock Exchange, Inc. ("AMEX"); underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial real estate activities; investment management and advisory services; fiduciary, custody, agency and securities research services.

            The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco and San Juan; from representative offices in Herzliya, Milan and Sao Paulo; through international offices in Dublin, Hong Kong, London, Lugano, Singapore and Tokyo; and through joint ventures with other firms in Belgium, Greece and Spain. The Company's international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients. The Company provides trust company and clearance services through its subsidiary, Custodial Trust Company ("CTC"), which is located in Princeton, New Jersey.

            Bear Stearns and BSSC are broker-dealers registered with the Securities and Exchange Commission (the "SEC"). Additionally, Bear Stearns is registered as an investment adviser with the SEC. Bear Stearns and/or BSSC are also members of the NYSE, all other principal US securities and futures exchanges, the National Association of Securities Dealers, Inc. ("NASD"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and the International Securities Exchange ("ISE"). Bear Stearns is a "primary dealer" in US government securities as designated by the Federal Reserve Bank of New York.

            BSIL is a full service broker-dealer based in London and is a member of Eurex (formerly the Deutsche Terminborse), the International Petroleum Exchange ("IPE"), the London Commodity Exchange ("LCE"), the London International Financial Futures and Options Exchange ("LIFFE"), the London Securities & Derivatives Exchange ("OMLX"), Marche a Terme International de France, SA ("MATIF") and the London Clearing House ("LCH"). BSIL is supervised by and is regulated in accordance with the rules of the Financial Services Authority ("FSA").

            BSB is an Ireland-based bank, which was registered in 1996 and subsequently granted a banking license under the Irish Central Bank Act, 1971. BSB allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty.

            As of November 30, 2001, the Company had 10,452 employees.

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

            Arbitrage. The Company engages for its own account in both "classic" and "risk" arbitrage. The Company's risk arbitrage activities generally involve the purchase of securities at a discount from a value that is expected to be realized if a proposed or anticipated merger, recapitalization, tender offer or exchange offer is consummated. In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a future date, and (iv) between the prices of securities with contracts settling on different dates.

            Strategic Structuring and Transactions (SST). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets covering a wide spectrum of equity and commodity products which include the use of futures, listed and OTC options and swaps.

            Equity Securities.

            (i) OTC. The Company makes markets on a principal basis in common and preferred stocks, warrants and other securities traded on the NASD's Automated Quotation System and otherwise in the OTC market.

            (ii) Direct Access. The Company operates a direct access business by providing execution and operations services to qualified institutional investors. Such investors may directly access brokers on the floor of the NYSE and execute and service orders directly with them.

            Equity Research. The Equity Research Department provides innovative, in-depth analysis of the global investment environment. Known for theme-oriented research underpinned by meticulous financial modeling, the department offers detailed information on over 1,000 companies in roughly 100 industries (including approximately 55% of the Standard & Poor's 500 Index). It also has a group of economists and strategists that closely monitors domestic and international markets. The department's broad-based domestic coverage is complemented by research teams in Latin America, Asia and Europe, giving its clients an advantage in a world where national boundaries are becoming more porous. This breadth of coverage allows the department to maintain a particularly wide-ranging recommended securities list and gives clients a steady stream of new investment ideas and insights into the more obscure corners of the financial world.

            Convertible Securities. The Company engages in research, sales and trading of equity-linked securities including convertible bonds, convertible preferreds, equity-linked notes and warrants. Market coverage includes the United States, Europe and Latin America.

EQUITY SALES

            The Company is one of the leading firms in the US providing brokerage services to institutional investors. Institutional equity sales involves the execution of transactions in US equity and equity-linked securities for domestic and foreign institutional customers and providing these customers with liquidity, trading expertise, trade execution, research and investment advice. The Company provides transaction services for institutional customers who trade in futures and futures-related instruments.

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

SPECIALIST AND MARKET-MAKING ACTIVITIES

            The Company engages in specialist and market-making activities on the NYSE, AMEX and ISE through participation in a joint venture. Such joint venture performs specialist functions in NYSE-listed stocks as well as stocks and options traded on the AMEX and performs market-making functions for options traded on the ISE. The rules of these exchanges generally require specialists to maintain orderly markets in the securities in which they are specialists, which may require commitments of significant amounts of capital to the Company's specialist businesses. The market-making functions of a specialist involve risk of loss during periods of market fluctuation and volatility, since specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market.

            Additionally, the Company, apart from the joint venture, performs market-making functions for options traded on the ISE.

FIXED INCOME

            General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: US and foreign government securities, government agency securities, corporate debt mortgages and mortgage-backed securities, other asset-backed securities, municipal and other tax-exempt securities, interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the US in such fixed income securities. Inventories of fixed income securities are generally carried to facilitate sales to customers and other dealers.

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

            As a primary dealer, Bear Stearns furnishes weekly reports of its inventory positions and market transactions in US government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Federal Reserve Bank of New York's open-market activities. In addition, the Company engages in matched book activities, which involve acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements and reverse repurchase agreements. The objective of this matched book activity is to earn a positive spread between interest rates.

            Corporate and Sovereign Fixed Income. The Company acts as a dealer in corporate and sovereign fixed income securities as well as preferred stocks in New York, London and Tokyo. It buys and sells these securities for its own account in principal transactions with institutional and individual customers, as well as other dealers. The Company conducts trading in the full spectrum of dollar and non-dollar debt securities. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers utilizing financial futures and other instruments. Moreover, the Company offers quantitative, strategic and research services relating to fixed income securities to its domestic and international clients. The Company participates in the trading of investment-grade and non-investment-grade corporate debt securities and commercial loans and sovereign and sovereign agency securities.

            Mortgage-Related Securities and Products. The Company trades and makes markets in the following mortgage-related securities and products:
Government National Mortgage Association ("GNMA") securities; Federal Home Loan Mortgage Corporation ("FHLMC") participation certificates; Federal National Mortgage Association ("FNMA") mortgage-backed securities; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans; real estate mortgage investment conduit ("REMIC") and non-REMIC collateralized mortgage obligations, including residual interests; and other derivative mortgage-backed securities and products. The Company also trades real estate mortgage loans originated by unaffiliated mortgage lenders, both on a securitized and non-securitized basis. The Company acts as underwriter and placement agent in transactions involving rated and non-rated mortgage-related securities issued by affiliated and unaffiliated parties. The Company enters into significant commitments - such as forward contracts - on GNMA, FNMA, and FHLMC securities, and on other rated and non-rated mortgage-related securities. Certain rated and non-rated mortgage-related securities are considered to be liquid, while other such securities, and non-securitized mortgage loans, are considered to be less readily marketable.

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

            The Company, through various special purpose subsidiaries, purchases, sells and services entire loan portfolios of varying quality. These portfolios are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is undertaken by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade. Loan collection is emphasized for the non-investment-grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure group will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate that has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure group maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. Moreover, special purpose vehicles issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

            The Company also operates a commercial mortgage conduit that originates and accumulates commercial mortgage loans for the purpose of securitization. After receipt of loan applications, extensive credit underwriting reviews are conducted. After completing pricing analysis and successful negotiations, the loan will "close" and be included in an ensuing securitization.

            Asset-Backed Securities. The Company acts as underwriter and placement agent with respect to investment-grade and non-investment-grade asset-backed securities issued by affiliates as well as unaffiliated third parties. These asset-backed securities include: securities backed by consumer automobile receivables originated by the captive finance subsidiaries of automobile manufacturers, commercial banks and finance companies; credit card receivables; and home-equity lines of credit or second mortgages. The Company also trades and is a market-maker in these asset-backed securities. While there are ready markets for the investment-grade asset-backed securities described above, non-investment-grade securities and related varieties thereof may lack liquidity.

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

            Derivatives. The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income, credit and equity derivatives. These products are transacted, as principal, with customers for hedging (credit, currency, interest rate or market), risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, asset swaps and structured notes, as well as more complex, structured trades which are customized to meet customers' specific needs. Derivatives enable customers to build tailor-made risk/return profiles, to customize transaction terms, to develop packaged solutions to a problem, to implement trades that otherwise could not be executed and to transact business with standardized documentation. The Company also enters into derivative transactions for various purposes and to manage the risks to which the Company is exposed in its various businesses and through its funding activities. The Company manages its market and counterparty risks arising from derivatives activities in a manner consistent with its overall risk management policies. The Company has 24-hour capabilities with personnel based in New York, Chicago, London, Hong Kong, Tokyo, Singapore and Dublin.

            Foreign Exchange. The Company trades foreign exchange with clients as principal and to hedge its securities positions or other assets and liabilities. Foreign exchange products include major and minor currencies on a spot and forward basis, listed and OTC foreign currency options and foreign exchange futures contracts. Foreign exchange trading desks are maintained in New York and London and clients can trade or leave orders 24 hours a day. The Company serves a select list of funds, major corporations and mid-size commercial banks. Currency option strategies are made available to customers to help them meet their specific risk management objectives.

            Fixed Income Research. The Company is one of the leaders in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt and mortgage-backed and asset-backed securities. The Fixed Income Research Department provides ongoing support for the Company's sales and trading efforts, producing reports, studies and technical market analyses. The Fixed Income Research Department is comprised of economists, industry analysts and strategists covering the full range of research disciplines: quantitative, economic, strategic, credit portfolio, relative value and market-specific analysis. Fixed Income Research is comprised of the following three units located in New York and London:

            (i) Financial Analytics and Structured Transactions Group ("F.A.S.T.") is a center of expertise for the creation and analysis of fixed income and derivative securities worldwide. F.A.S.T. uses innovative solutions that employ state-of-the-art analytics and technology to help the Company and its clients successfully meet individual business objectives. F.A.S.T. is a global resource for financial engineering and securitization capabilities, fixed income portfolio management and analytical systems, investment research, trading technology and general financial expertise. A strategic partner for the Company's international trading desks, risk management areas and sales force, F.A.S.T. also serves the Company's external clients. In addition to formulating and executing customized strategic investment and trading solutions, F.A.S.T. develops the tools and recommendations necessary to quantify relevant risks and evaluate portfolios and securities. F.A.S.T.'s resources are used to create and model new types of securities, affording clients the unique perspectives of both issuer and investor.

            (ii) High grade research provides coverage for over 25 industries and 500 companies whose fixed income securities are investment grade.

            (iii) High yield research provides coverage for over 250 corporate and sovereign issuers whose fixed income securities are non-investment-grade.

INVESTMENT BANKING

            The Company is a major global investment banking firm providing a full range of capital formation and advisory services to a broad spectrum of clients. The Company manages and participates in public offerings and arranges the private placement of debt and equity securities directly with institutional investors. The Company provides advisory services to clients on a wide range of financial matters and assists with mergers, acquisitions, leveraged buyouts, divestitures, corporate reorganizations and recapitalizations.

            The Company's strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include media and entertainment, health care, financial institutions, technology and telecommunications. This list is not exclusive but rather reflects the areas where the Company believes its knowledge and expertise are strongest. The Company also has a group that focuses on financial sponsors. These groups are responsible for initiating, developing and maintaining client relationships and for executing transactions involving these clients. The Company has focused primarily on those industries in which the Company also has a strong research capability.

            In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions ("M&A"), equity offerings, high yield securities, leveraged and syndicated bank loans, leveraged acquisitions, commercial real estate and other transaction specialties.

            Mergers and Acquisitions. The Company is active in arranging various M&A transactions for its clients. The Company participates in a broad range of domestic and international assignments including acquisitions, divestitures, strategic restructurings, proxy contests, leveraged buyouts and defenses against unsolicited takeovers.

            Equity Offerings. The equity capital markets group focuses on providing financing for issuers of equity and convertible equity securities in the public markets. The group assists in the origination and is responsible for the structuring and execution of transactions for a broad range of clients.

            High Yield Securities. The high yield securities group focuses on providing financing in the public and private capital markets. The group is responsible for originating, structuring and executing high yield transactions across a wide range of companies and industries, as well as managing client relationships with both high yield corporate issuers and financial sponsors of leveraged transactions.

            Leveraged Loan Origination and Syndication. This area of the Company integrates the origination, structuring, underwriting, distribution and trading of loans. Such loans include both funded as well as committed investment-grade and non-investment-grade loans.

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

EMERGING MARKETS

            The Company provides financial services in various emerging markets worldwide including: securities brokerage, equity and fixed income trading and sales, and securities research, in addition to offering a full range of investment banking, capital formation and advisory services. As part of these activities, the Company manages and participates in public offerings and arranges the private placement of debt and equity securities with institutional investors. The markets currently covered by the Company include Latin America, Asia and Eastern Europe.

GLOBAL CLEARING SERVICES ACTIVITIES

            Global Clearing Services provides a full range of services to hedge funds, broker-dealers and registered investment advisors. The services include custody, clearing, financing, securities lending, execution capabilities and technology solutions for a broad range of clients.

            For start-up and established hedge funds located throughout the world, Global Clearing Services provides custody, clearing, financing and securities lending in addition to comprehensive prime brokerage, which includes advanced web-based portfolio reporting, enhanced leverage programs, term financing and cash management, capital introductions and risk management.

            Broker-dealers conducting retail, institutional and money management activities utilize the Company's fully disclosed correspondent clearing services. The Company's advanced proprietary technology, combined with comprehensive retail products, integrated prime brokerage, operations experience and exceptional service have enabled the Company to remain an industry leader.

            Registered investment advisors whose strategies include the use of leverage and active trading draw on the Company's unique combination of web-based portfolio and transparency reporting (i.e., investor reporting), trading solutions and comprehensive service.

            The Company receives revenues both from commissions and service charges realized from clearing activities, as well as from interest income. The Company extends credit directly to the customers of correspondent firms in order to facilitate the conduct of customer securities transactions on a margin basis. The Company also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral.

            The financial responsibilities arising from the Company's clearing relationships are allocated in accordance with agreements with correspondents. To the extent that the correspondent has available resources, the Company is protected against claims by customers of the correspondent when the correspondent has been allocated responsibility for a function giving rise to a claim. However, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from the Company.

            The Company derives substantial net interest income from customer margin loans and securities lending.

            Customer Financing. Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price that is collateralized by securities and cash in the customer's account, in accordance with regulatory and internal requirements. The Company receives income from interest charged on the extension of credit. The rate of interest charged to customers for margin financing is based upon the federal funds rate, brokers call rate or London Interbank Offered Rate ("LIBOR").

            Securities Lending Activities. In connection with both its trading and brokerage activities, the Company borrows securities from and lends securities to brokers and dealers and other trading entities to cover short sales and to complete transactions in which customers have failed to deliver securities by settlement date.

CUSTODIAL TRUST COMPANY

            The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products; and margin lending. At November 30, 2001, CTC held approximately $103 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds, religious organizations and insurance companies.

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

            Domestic futures and options trading is subject to extensive regulation by the CFTC pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International futures and options trading activities are subject to regulation by the respective regulatory authorities in the locations where futures exchanges reside, including the FSA in the United Kingdom.

            Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's requirements in addition to other regulations. In the US, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company is a member of the IPE, the LCE, the LIFFE and OMLX. The Company also has non-clearing memberships with MATIF and Eurex in Europe. In Japan, memberships are held with the Tokyo Stock Exchange, the Osaka Stock Exchange and the Tokyo International Financial Futures Exchange ("TIFFE") for clearing Japanese government bond futures, for clearing Japanese stock index products and for executing financial futures, respectively.

PCS

            PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains approximately 450 account executives in its principal office and six regional offices.

ASSET MANAGEMENT

            The Company's Asset Management Department manages equity, fixed income and alternative assets for some of the leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. With more than $21 billion in assets under management as of November 30, 2001, the Asset Management Department provides diverse products, expertise and experience and seeks to enhance investment returns by identifying and capitalizing on investment opportunities in the financial markets. Institutional and high-net-worth products span a broad spectrum of equity strategies including large cap, small cap, core and value equity; fixed income strategies including cash management, short, intermediate, core, emerging market, high yield and leveraged loans; and alternative investment strategies including multiple hedge funds, a fund of proprietary hedge funds, private equity funds of funds, venture capital and structured products.

            In addition, the Asset Management Department offers individual investors STRATIS, a multi-manager wrap account, and The Bear Stearns Funds, a family of mutual funds which includes the S&P STARS, S&P

STARS Opportunities, Large Cap Value, Small Cap Value, Insiders Select, Focus List, International Equity, Balanced, Income, High Yield Total Return and Emerging Markets Debt Portfolios.

ADMINISTRATION AND OPERATIONS

            Administration and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; regulatory and financial reporting; office services; the custody of customer securities; the overseeing of margin accounts of the Company and correspondent organizations as well as other functions. The processing, settlement and accounting for transactions for the Company, correspondent organizations and the customers of correspondent organizations are handled by employees located in offices in New York, New Jersey and, to a lesser extent, the Company's offices worldwide.

            The Company executes its own and correspondent transactions on US exchanges and in the OTC market. The Company clears all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities, unaffiliated commercial banks, other broker-dealers and through memberships in various clearing corporations.

INTERNATIONAL

            Outside the US, the Company, through its international subsidiaries, provides various services including investment banking, securities and derivatives trading and brokerage and clearing activities to corporations, governments, institutions and individual clients throughout the world. These international subsidiaries of the Company have memberships on various foreign securities and futures exchanges.

            BSIL is based in London and provides investors and issuers with a full range of products and services in both international and US equities, fixed income, exchange-traded futures and options and foreign exchange. In addition, BSIL is a major sales and trading center within the Company's global fixed income and equity-related derivative businesses. BSIL has a growing investment banking capability and is also enhancing its service to the Company's growing clearance business in Europe.

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

            Bear Stearns Asia Limited ("BSAL"), based in Hong Kong, acts as the regional headquarters for the Company's activities in the Asia-Pacific region, excluding Japan. This office provides international equity sales, trading and research services to institutional and individual clients in Asia.

            BSB, based in Dublin, allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty. BSB also serves as a platform from which the Company directs its international banking activities, gaining easier access to worldwide markets and thereby expanding its capacity to increase its client base and product range. BSB engages in capital market activities with particular focus on the trading and sales of OTC interest rate derivative products.

COMPETITION

            The Company encounters intense competition in all aspects of the securities business, particularly underwriting, trading and advisory services, and competes directly with other securities firms - both domestic and foreign - many having substantially greater capital and resources and offering a wider range of financial services than does the Company. The Company's competitors include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds and hedge funds. In addition to competition from securities firms, in recent years the Company has experienced increasing competition from other sources, such as insurance companies.

            The Company believes that the principal factors affecting competition involve the caliber and abilities of professional personnel, the relative price of the service and products being offered, the ability to assist with financing arrangements and the quality of service.

            In recent years, there has been substantial consolidation and convergence as institutions involved in a broad range of financial services industries have either ceased operations or have been acquired by or merged into other firms. This has resulted in competitors gaining greater capital and other resources, such as the ability to offer a wider range of products and services. In addition, recent legislative changes in the US have expanded the activities of commercial banks, as such institutions are allowed to enter businesses previously limited to investment banks. This legislation may further increase competition and accelerate consolidation.

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

            US broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; and the conduct of directors, officers and employees. The types of regulations to which investment advisers are subject include: recordkeeping; fee arrangements; client disclosure; and the conduct of directors, officers and employees. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion, the Company's subsidiaries have been subject to routine investigations and proceedings and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

            The Market Reform Act of 1990 (the "Market Reform Act") was adopted to strengthen the SEC's regulatory oversight of the national securities markets and increase the efficacy and stability of such markets by, among other things:
(i) providing the SEC with discretion to halt securities trading on any national exchange for the protection of investors; (ii) requiring broker-dealers and other registrants to regularly provide information to the SEC regarding holding companies and other affiliated entities whose activities can impact their financial condition; (iii) requiring broker-dealers and other registrants who execute large-trade orders to provide information to the SEC regarding such transactions; and (iv) allowing the SEC to prosecute market participants who violate SEC rules and regulations designed to maintain fair and orderly markets. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the "Risk Assessment Rules") to implement the provisions of the Market Reform Act. The Risk Assessment Rules require that broker-dealers: (i) have an organizational chart; (ii) maintain risk management procedures or standards for monitoring and controlling risks; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk management procedures and the financial and securities activities of the holding companies of broker-dealers, or broker-dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

            The Insider Trading and Securities Fraud Enforcement Act of 1988 was adopted to strengthen the SEC's ability to deter, detect and punish insider trading by, among other things: (i) increasing civil penalties that can be assessed against controlling persons who purposefully or recklessly fail to take adequate measures to prevent insider trading; (ii) allowing the SEC to provide cash rewards to individuals who provide evidence of insider trading; (iii) affirming the government's ability to obtain criminal sanctions against those found guilty of insider trading; and (iv) requiring broker-dealers and investment advisors to establish and enforce written procedures reasonably designed to prevent the misuse of material, nonpublic information.

            The Government Securities Act of 1986 was adopted to decrease volatility and increase investor confidence and liquidity in the government securities market by creating a coordinated and comprehensive regulatory structure for the market where none had previously existed. In particular, the Government Securities Act: (i) requires broker-dealers solely involved in government securities to register with the SEC; (ii) allows the Secretary of the Treasury to adopt rules regarding the custody, use, transfer and control of government securities; and (iii) bestows upon the SEC authority to enforce such rules as to broker-dealers and other SEC registrants.

            The futures industry in the US is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Bear Stearns and BSSC are registered with the CFTC as futures commission merchants and are subject to regulation as such by the CFTC and various domestic boards of trade and other futures exchanges. Bear Stearns' and BSSC's futures business is also regulated by the NFA, a not-for-profit membership organization, which has been designated a registered futures association by the CFTC.

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

            Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC that require significant capital usage, such as underwriting, trading and the financing of customer margin account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net capital requirements is set forth under "Item 8. Financial Statements and Supplementary Data" in Note 7 of Notes to Consolidated Financial Statements entitled "Regulatory Requirements".

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

            The activities of the Company's bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation ("FDIC"). FDIC regulations applicable to CTC limit the extent to which CTC and Bear Stearns may have common directors or may share physical facilities. FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. The Competitive Equality in Banking Act, as amended, limits the use of overdrafts at Federal Reserve Banks on behalf of affiliates.

            BSIL is a full service broker-dealer based in London and is a member of the Eurex, IPE, LCE, LIFFE, OMLX, MATIF and LCH. Another London subsidiary, Bear Stearns International Trading Limited ("BSIT"), is a market-maker in various non-dollar-denominated equity securities and is a member of the London Stock Exchange. BSIL and BSIT are subject to the United Kingdom Financial Services and Markets Act 2000, which governs all aspects of the investment business in the United Kingdom including: regulatory capital, sales and trading practices, use and safekeeping of customer funds, securities recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. BSIL and BSIT are supervised by and are regulated in accordance with the rules of the FSA.

            BSJL is a Tokyo broker-dealer registered with the Japanese Ministry of Finance. BSJL has a membership on the Tokyo Stock Exchange, TIFFE and the Osaka Stock Exchange. Bear Stearns Hong Kong Limited is a member of the Securities and Futures Commission and sells US futures to retail customers. BSAL is a member of the Shanghai Stock Exchange and the Stock Exchange of Hong Kong. Bear Stearns Singapore Pte. Limited is a broker-dealer registered with the Monetary Authority of Singapore and sells fixed income and equity securities, including derivatives, to institutional investors in Singapore, Southeast Asia, Australia and New Zealand.

            BSB is an Ireland-based bank, which was registered in 1996 and subsequently granted a banking license under the Irish Central Bank Act, 1971.

            The Company's principal business activities, investment banking, securities and derivatives trading, clearance and brokerage, are, by their nature, highly competitive and subject to various risks, in particular, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates, the level and volatility of equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory developments, monetary and fiscal policy, investment sentiment, availability and cost of capital, technological changes and events and the size, volume and timing of transactions. These and other factors can affect the Company's volume of security new-issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. Decrease in the volume of security new-issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS CONCERNING MANAGEMENT'S EXPECTATIONS, STRATEGIC OBJECTIVES, BUSINESS PROSPECTS, ANTICIPATED ECONOMIC PERFORMANCE AND FINANCIAL CONDITION AND OTHER SIMILAR MATTERS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE PREVIOUSLY MENTIONED, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY ARE MADE. THE COMPANY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO PROVIDE ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENT TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH THE FORWARD-LOOKING STATEMENT IS BASED.

ITEM 2.     PROPERTIES.

            The Company is currently relocating its executive offices and principal administrative offices from 245 Park Avenue, New York, New York ("245 Park"), which contains approximately 753,000 square feet of space, to 383 Madison Avenue, New York, New York ("383 Madison"). The leases at 245 Park were originally scheduled to expire December 31, 2002. However, the Company has negotiated an early surrender of all its leased premises at 245 Park and expects to fully vacate the facility by spring 2002.

            The Company has entered into an operating lease arrangement relating to its new worldwide headquarters at 383 Madison, which contains 1.2 million square feet. The lease arrangement expires on May 20, 2007. At the end of the lease, the Company may request a lease renewal. In the event the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale being used to satisfy the lessor's debt obligation.

            The Company also leases approximately 320,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing, accounting and clearance operations. Additionally, the Company leases approximately 30,000, 140,000, 13,000, 59,000 and 61,000 square feet of space at four locations in New York City under leases expiring in 2002, 2004, 2007, 2009 and 2011, respectively. The Company's offices in Atlanta, Boston, Chicago, Dallas, Denver, Houston, Irving, Los Angeles, Philadelphia, Pound Ridge, Princeton, San Francisco, San Juan and Tampa occupy an aggregate of approximately 634,000 square feet, while its fourteen foreign offices occupy a total of approximately 186,000 square feet under leases expiring on various dates through the year 2018.

            The Company owns approximately 65 acres of land in Whippany, New Jersey, including six buildings comprising an aggregate of approximately 681,000 square feet. The Company is currently using the existing facilities on the property to house its data processing facility and other operations, compliance, personnel and accounting functions.

ITEM 3.     LEGAL PROCEEDINGS.

            In the normal course of business, the Company and/or subsidiaries of the Company have been named as defendants in several lawsuits which involve claims for substantial amounts. Additionally, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending upon the level of income for such period.

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

            The court has randomly divided the remaining plaintiffs into fourteen separate groups for purposes of trial. On January 23, 2002, the court granted in part Bear Stearns' and Lehman's motions for summary judgment with respect to the first group of plaintiffs set for trial. The court dismissed all claims asserted by four of the fourteen plaintiffs in this first group. In addition, the court granted in part defendants' motions with respect to ten of these fourteen plaintiffs, and dismissed all claims except those for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and aiding and abetting fraud.

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

            On January 13, 1998, the Berwecky and Perry cases were consolidated for all purposes and lead plaintiffs and lead counsel for plaintiffs were appointed. On April 1, 1998, an amended consolidated class action complaint was filed. As amended, the complaint alleges, among other things, that Bear Stearns, Bear, Stearns Securities Corp. ("BSSC"), a managing director of Bear Stearns and Baron engaged in a scheme to manipulate the market for and to inflate the prices of the Baron securities. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. Plaintiffs purport to represent a class consisting of all persons who acquired Baron securities from Baron between July 20, 1995 and June 28, 1996. Damages in an unspecified amount are sought.

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

            (iii) 110958 ONTARIO INC. V. BEAR, STEARNS & CO. INC., ET AL. On February 19, 1997, a brokerage customer of Baron commenced a National Association of Securities Dealers ("NASD") arbitration proceeding against Bear Stearns, BSSC, and three Bear Stearns directors and/or officers. On September 9, 1997, an amended Statement of Claim was filed. Claimant alleges, among other things, that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and committed common law fraud, breach of contract, and negligence, in connection with alleged misconduct by Baron (for whom Bear Stearns acted as clearing broker), Baron's principal and Baron's parent corporation, The Baron Group Inc. ("BGI"), including engaging in unauthorized trading in claimant's brokerage account and fraudulently inducing claimant to give Baron a secured demand note and to invest in BGI. Claimant seeks compensatory damages of $22 million and punitive damages of $75 million.

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

            KENNILWORTH PARTNERS LP, ET AL. V. BEAR, STEARNS SECURITIES CORP., ET AL. On May 2, 2000, Kennilworth Partners LP and Kennilworth Partners II LP commenced an NASD arbitration proceeding against BSSC and Bear Stearns. Claimants allege that respondents committed breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, common law fraud and tortious interference with contract in connection with the provision of clearing services to the claimants. Compensatory and punitive damages in excess of $50 million are sought.

            Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in this NASD arbitration proceeding, and believe that they have substantial defenses to these claims.

            HENRYK DE KWIATKOWSKI V. BEAR, STEARNS & CO. INC., ET AL. On June 25, 1996, a complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns, BSSC, Bear Stearns Forex Inc. ("Forex") and a registered representative. On November 4, 1996, an amended complaint was filed, and on October 22, 1998, a second amended complaint was filed against the same individual and entities that were named as defendants in the original complaint. As amended, the complaint alleges, among other things, claims for breach of fiduciary duty and negligence and violations of Section 4(0) of the Commodity Exchange Act. Plaintiff seeks to recover at least $300 million in losses and at least $100 million in punitive damages.

            On May 17, 2000, a jury returned a verdict finding that Bear Stearns, BSSC and Forex were liable to plaintiff for negligence and awarded damages in the amount of $111.5 million. The jury also found that defendants had not breached any fiduciary duties. On June 2, 2000, the court also awarded pre-judgement interest of $52.3 million. On December 29, 2000, the court denied defendants' motions to overturn the verdict. Defendants have appealed the verdict to the United States Court of Appeals for the Second Circuit.

            MCKESSON HBOC, INC. The following matters arise out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC").

            (i) MITCHELL V. MCCALL, ET AL. On June 23, 1999, a shareholder of McKesson HBOC commenced a purported derivative action on behalf of McKesson HBOC in the Superior Court of the State of California, County of San Francisco, against Bear Stearns, Arthur Andersen LLP, and certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC. On March 31, 2000, plaintiffs filed an amended complaint against the same defendants as were named in the original complaint. As amended, the complaint alleges, among other things, that Bear Stearns committed breach of fiduciary duty and negligence in connection with acting as a financial advisor to McKesson with respect to a merger between McKesson and HBOC. Compensatory and punitive damages in unspecified amounts are sought.

            (ii) IN RE MCKESSON HBOC, INC. SECURITIES LITIGATION. Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. On November 2, 1999, these actions were consolidated, and on February 25, 2000, an amended consolidated complaint was filed. Plaintiffs purport to represent a class consisting of all persons who either (i) acquired publicly traded securities of HBOC between January 20, 1997 and January 12, 1999, or (ii) acquired publicly traded securities of McKesson or McKesson HBOC between October 18, 1998 and April 27, 1999, and who held McKesson securities on November 27, 1998 and January 22, 1999. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Exchange Act in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

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

            On January 7, 2002, the court granted Bear Stearns' motion and dismissed the second amended complaint without prejudice.

            (iii) UTAH STATE RETIREMENT BOARD AND PUBLIC EMPLOYEES' RETIREMENT ASSOCIATION OF COLORADO V. MCKESSON HBOC, INC., ET AL. / MINNESOTA STATE BOARD OF INVESTMENT V. MCKESSON HBOC, INC., ET AL. / STATE OF

OREGON, BY AND THROUGH THE OREGON PUBLIC EMPLOYEES RETIREMENT BOARD V. BEAR, STEARNS & CO. INC., ET AL. On April 23, 2001, complaints were filed by the Utah State Retirement Board, the Public Employees' Retirement Association of Colorado and the Minnesota State Board of Investment in the Superior Court of California, City and County of San Francisco, asserting allegations similar to those alleged in the second amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California. In addition, on April 26, 2001, a similar complaint was filed in the Superior Court in San Francisco by the State of Oregon, by and through the Oregon Public Employees Retirement Board. These complaints assert claims against Bear Stearns based on violations of California Corporate Securities Code Sections 25500 and 25504.2, California Business and Professions Code Sections 17200 et seq., California Civil Code Sections 1709 and 1710, common law fraud and deceit, intentional misrepresentation, negligent misrepresentation, aiding and abetting alleged breaches of fiduciary duty owed by former officers of HBOC and McKesson and Georgia common law and the Georgia Securities Law. Compensatory and punitive damages in an unspecified amount are sought in each of these complaints.

            On June 22, 2001, Bear Stearns filed motions to dismiss each of the complaints. On December 5, 2001, the court issued a tentative ruling in which it indicated that it intended to grant Bear Stearns' motion and dismiss all claims except the claims for fraud and deceit, intentional and negligent misrepresentation, and for violations of Section 25500 of the California Corporations Code and Sections 1709 and 1710 of the California Civil Code.

            (iv) KELLY V. BEAR, STEARNS & CO. INC., ET AL. On April 19, 2001, a complaint was filed in the Court of Common Pleas, Trial Division, Philadelphia County, Pennsylvania, by former shareholders of KWS&P, Inc. and KWS&P/SFA, Inc. (collectively, "KWS&P") against the Company and a former employee of the Company arising out of the Company's engagement by KWS&P in connection with a merger between KWS&P and McKesson HBOC. The complaint alleges claims based on common law fraud, civil conspiracy, breach of fiduciary duty, tortious interference with contract, misrepresentation and omission, negligence and violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law as well as for negligent supervision against the Company.

            Compensatory and punitive damages in an unspecified amount are sought. On July 2, 2001, the defendants filed preliminary objections to the complaint. On December 18, 2001, the court sustained defendants' preliminary objections and dismissed the complaint. On January 7, 2002, plaintiff filed a notice of appeal.

            (v) ASH, ET AL. V. CHARLES W. MCCALL, ET AL. On January 22, 2001, Bear Stearns was added as a defendant in a purported derivative action commenced by four shareholders of McKesson HBOC in the Chancery Court of the State of Delaware, New Castle County. Also named as defendants are Arthur Andersen LLP and certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC. The third amended complaint in this action alleges, among other things, that Bear Stearns committed negligence and breach of contract and aided and abetted a breach of fiduciary duty in connection with acting as a financial advisor to McKesson with respect to a merger between McKesson and HBOC. Compensatory damages in an unspecified amount are sought.

            Plaintiffs have voluntarily dismissed this action without prejudice.

            (vi) PACHA, ET AL V. MCKESSON HBOC, INC., ET AL. On July 27, 2001, an action was commenced in the United States District Court for the Northern District of California by individuals who owned McKesson common stock that was converted into common stock of McKesson HBOC in connection with the McKesson/HBOC merger. Named as defendants are McKesson HBOC, certain present or former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Exchange Act and aided and abetted a breach of fiduciary duty in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory and punitive damages in an unspecified amount are sought.

            On November 13, 2001, this action was consolidated for pre-trial purposes with the In re McKesson HBOC, Inc. Securities Litigation described above.

            Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

            MANHATTAN INVESTMENT FUND LIMITED. The following matters arise out of the failure and subsequent bankruptcy filing of Manhattan Investment Fund Limited ("MIFL").

            (i) SCOTIA NOMINEES, AS NOMINEES FOR L.C.O. INVESTMENTS, LTD. V. MICHAEL BERGER, ET AL. On January 25, 2000, an action was commenced in the Supreme Court of the State of New York, County of New York, by Scotia Nominees, a shareholder of MIFL. On March 27, 2000, plaintiff filed an amended complaint. Named as defendants in the amended complaint are MIFL, three directors of MIFL, Manhattan Capital Management, Inc., BSSC, Deloitte & Touche, and Fund Administration Services (Bermuda) Ltd. ("FASB"). The complaint alleges, among other things, that BSSC committed breach of duty and aided and abetted a breach of fiduciary duty by failing to alert the shareholders of MIFL about false and misleading statements made by certain of the other defendants related to the financial condition of MIFL. Compensatory damages in excess of $5 million are sought from Bear Stearns.

            On March 6, 2001, plaintiffs filed a second amended complaint against the same defendants as were named in the first amended complaint. As amended, the complaint alleges that BSSC aided and abetted a breach of fiduciary duty and conspired to convert plaintiffs' funds by, among other things, failing to alert the shareholders of MIFL about false and misleading statements made by certain of the other defendants related to the financial condition of MIFL and continuing to provide credit to MIFL. Compensatory damages in excess of $5 million are sought from BSSC.

            On June 18, 2001, the court announced a tentative ruling dismissing all claims against BSSC. The court has not yet issued a final ruling.

            BSSC has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

            (ii) CROMER FINANCE LTD. V. MICHAEL BERGER, ET AL. On March 24, 2000, a purported class action was commenced in the United States District Court for the Southern District of New York by Cromer Finance, Ltd., a shareholder of MIFL, on behalf of a purported class consisting of all persons who purchased securities of MIFL and suffered damages between September 1, 1996 through January 18, 2000. On September 8, 2000, plaintiff filed an amended complaint. Named as defendants are a director of MIFL, Deloitte & Touche, FASB, Ernst & Young LLP, and BSSC. The complaint alleges, among other things, that BSSC aided and abetted common law fraud in connection with providing clearing services for MIFL. Compensatory and punitive damages in unspecified amounts are sought. On April 17, 2001, the court granted BSSC's motion to dismiss this action.

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

            (iv) HELEN GREDD, CHAPTER 11 TRUSTEE FOR MANHATTAN INVESTMENT FUND LTD. V. BEAR, STEARNS SECURITIES CORP. On April 24, 2001, an action was commenced in the United States Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for MIFL. BSSC is the sole defendant. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were "fraudulent transfers" made in violation of Sections 548 and 550 of the United States Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

            BSSC has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

            STERLING FOSTER & CO., INC. The following matters arise out of Bear Stearns' role as clearing broker for Sterling Foster & Co., Inc. ("Sterling Foster").

            (i) ROGERS V. STERLING FOSTER & CO., INC. On February 16, 1999, Bear Stearns, BSSC and an officer of BSSC were added as defendants in a purported class action pending in the United States District Court for the Eastern District of New York. The action is brought on behalf of a purported class consisting of all persons who purchased or otherwise acquired certain securities that were underwritten by Sterling Foster. Named as defendants, in addition to the Bear Stearns defendants set forth above, are Sterling Foster, seven individuals alleged to have had an employment relationship with, or exercised control over, Sterling Foster, six companies that issued securities underwritten by Sterling Foster, eight individuals who were directors, officers and/or employees of these issuers, and Bernstein & Wasserman LLP and two of its partners. The second amended complaint alleges, among other things, that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law and committed common law fraud in connection with providing clearing services to Sterling Foster. Compensatory damages in an unspecified amount are sought.

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

            Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in these litigations, and believe that they have substantial defenses to these claims.

            IN RE TWINLAB SECURITIES LITIGATION. On March 16, 1999, two previously filed purported class actions commenced in the United States District Court for the Eastern District of New York were consolidated into a single action. On May 14, 1999, an amended consolidated complaint was filed. As amended, the action purports to be brought on behalf of all persons who purchased Twinlab Corp. ("Twinlab") common stock between April 8, 1998 and February 24, 1999. Named as defendants are four directors of Twinlab, an officer of Twinlab, two stockholders of Twinlab, Donaldson, Lufkin & Jenrette, Inc. and Bear Stearns. The complaint alleges, among other things, that the defendants violated Sections 11 and 12(a)(2) of the Securities Act in connection with disclosure contained in offering documents with respect to a public offering of Twinlab common stock. Compensatory damages in an unspecified amount are sought.

            On August 10, 2000, Bear Stearns filed an answer to the complaint in which it denied liability and asserted affirmative defenses.

            On or around March 7, 2001, the parties reached an agreement, subject to court approval, to settle this action.

            IPO ALLOCATION SECURITIES AND ANTITRUST LITIGATIONS

            The Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during 2001 in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). The complaints in these purported class actions generally allege, among other things, that between 1998 and 2000: (i) the underwriters of certain "hot" IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation; and/or (ii) the underwriters' customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions. The complaints allege, among other things, that the underwriters violated Sections 11 and 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

            In January 2002, the Company was named as a defendant, along with nine other financial services firms, in an antitrust complaint filed in the same Court on behalf of a putative class of purchasers who, either in IPOs or the aftermarket, purchased technology-related securities during the period March 1997 to December 2000. Plaintiffs allege that the defendants conspired to require that customers, in return for an allocation in the IPOs, (i) pay charges in addition to the IPO price, such as non-competitively determined commissions on the purchase or sale of other securities; and/or (ii) agree to purchase the IPO securities in the aftermarket at prices above the IPO price. Plaintiffs claim that these alleged practices violated section 1 of the Sherman Act and state antitrust laws and seek compensatory and treble damages.

            The Company denies all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

                      *                 *                 *

            The Company and/or subsidiaries of the Company also have been named as defendants in numerous other civil actions arising out of its activities as a broker and dealer, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Several of these actions allege damages in large or indeterminate amounts and some of these actions are class actions. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material effect on the financial condition of the Company, taken as a whole; such resolution, may, however, have a material effect on the operating results in any future period, depending upon the level of income for such period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

EXECUTIVE OFFICERS OF THE COMPANY

            The following table sets forth certain information as of January 31, 2002 concerning executive officers of the Company as of November 30, 2001.

                              AGE AS OF
                             JANUARY 31,
           NAME                 2002               PRINCIPAL OCCUPATION
-------------------------    -----------  --------------------------------------
James E. Cayne...........        67       Chairman of the Board and Chief
                                          Executive Officer of the Company and
                                          Bear Stearns and member of the
                                          Executive Committee of the Company
                                          (the "Executive Committee")

Alan C. Greenberg........        74       Chairman of the Executive Committee

Mark E. Lehman...........        50       Executive Vice President and General
                                          Counsel of the Company and Bear
                                          Stearns and member of the Executive
                                          Committee

Marshall J Levinson......        59       Controller of the Company

Michael Minikes..........        58       Treasurer of the Company and Bear
                                          Stearns

Samuel L. Molinaro Jr....        44       Executive Vice President and Chief
                                          Financial Officer of the Company and
                                          Bear Stearns and member of the
                                          Executive Committee

Alan D. Schwartz.........        51       President and Co-Chief Operating
                                          Officer of the Company and Bear
                                          Stearns and member of the Executive
                                          Committee

Warren J. Spector........        44       President and Co-Chief Operating
                                          Officer of the Company and Bear
                                          Stearns and member of the Executive
                                          Committee

            Each of the executive officers of the Company has been a Senior Managing Director of Bear Stearns for more than the past five years.

            Mr. Cayne became Chairman of the Board on June 25, 2001. Mr. Cayne has been Chief Executive Officer of the Company and Bear Stearns for more than the past five years and prior to June 25, 2001, was President of the Company and Bear Stearns for more than the past five years.

            Mr. Greenberg has been Chairman of the Executive Committee for more than the past five years and prior to June 25, 2001, was Chairman of the Board of the Company for more than the past five years.

            Mr. Lehman has been an Executive Vice President of the Company and Bear Stearns since September 1995. Prior thereto, Mr. Lehman was Senior Vice President-General Counsel of Bear Stearns for more than five years. Mr. Lehman has been General Counsel of the Company and Bear Stearns for more than the past five years.

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

            Mr. Molinaro became Executive Vice President of the Company and Bear Stearns on December 1, 2001 and has been Chief Financial Officer of the Company and Bear Stearns since October 1996. Prior to December 1, 2001, Mr. Molinaro was the Senior Vice President-Finance of the Company and Bear Stearns for more than the past five years.

            Mr. Schwartz became President and Co-Chief Operating Officer of the Company and Bear Stearns and a member of the Executive Committee on June 25, 2001 and was an Executive Vice President of Bear Stearns for more than the past five years. Prior to June 30, 1999, Mr. Schwartz was an Executive Vice President of the Company and a member of the Executive Committee for more than the past five years. Mr. Schwartz is responsible for all of the investment banking activities of Bear Stearns.

            Mr. Spector became President and Co-Chief Operating Officer of the Company and Bear Stearns and a member of the Executive Committee on June 25, 2001 and was an Executive Vice President of Bear Stearns for more than the past five years. Prior to June 30, 1999, Mr. Spector was an Executive Vice President of the Company and a member of the Executive Committee for more than the past five years. Mr. Spector is responsible for all of the fixed income activities of Bear Stearns.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements together with the Notes to Consolidated Financial Statements and the Independent Auditors' Report, all included in the Annual Report. Such information is incorporated herein by reference to Exhibit No. 13 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2002 Annual Meeting of Stockholders to be held on March 26, 2002, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

            The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

            The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities" and "Security Ownership of Management" in the Proxy Statement, and is incorporated herein by reference.

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

EXHIBITS:

(3)(a)(1) Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (4)(a)(1) to the registrant's registration statement on Form S-3 (File No. 333-57083)).

(3)(a)(2) Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 4(a)(2) to the registrant's registration statement on Form S-8 (File No. 333-92357)).

(3)(a)(3) Certificate of Stock Designation relating to the registrant's Adjustable Rate Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4(a)(6) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(4) Certificate of Correction to the Certificate of Stock Designation relating to the registrant's Adjustable Rate Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4(a)(7) to the registrant's registration statement on Form S-8 (File No. 33-49979)).

(3)(a)(5) Certificate of Stock Designation relating to the registrant's 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).

(3)(a)(6) Certificate of Stock Designation relating to the registrant's 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on April 20, 1998).

(3)(a)(7) Certificate of Stock Designation relating to the registrant's 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on June 18, 1998).

(3)(a)(8) Certificate of Elimination of the Cumulative Convertible Preferred Stock, Series A; Cumulative Convertible Preferred Stock, Series B; Cumulative Convertible Preferred Stock, Series C; and Cumulative Convertible Preferred Stock, Series D of the registrant (incorporated by reference to Exhibit 4(d)(9) to the registrant's Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(9) Certificate of Elimination of the 7.88% Cumulative Convertible Preferred Stock, Series B of the registrant (incorporated by reference to Exhibit 4(d)(10) to the registrant's Current Report on Form 8-K filed with the Commission on January 15,
                  2002).

(3)(a)(10) Certificate of Elimination of the 7.60% Cumulative Convertible Preferred Stock, Series C of the registrant (incorporated by reference to Exhibit 4(d)(11) to the registrant's Current Report on Form 8-K filed with the Commission on January 15,
                  2002).

(3)(b) Amended and Restated By-laws of the registrant as amended through January 8, 2002 (incorporated by reference to Exhibit 4(d)(6) to the registrant's Current Report on Form 8-K filed with the Commission on

                  January 15, 2002).

(4)(a) Indenture, dated as of May 31, 1991, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).

(4)(b) Supplemental Indenture, dated as of January 29, 1998, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to
                  Exhibit 4(a)(2) to the registrant's Current Report on Form 8-K filed with the Commission on February 2, 1998).

(4)(c) Except as set forth in (4)(a) and (4)(b) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

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

(10)(a)(2) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of November 29, 2000 for Plan Years beginning on or after July 1, 1999 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 23, 2001).*

(10)(a)(3) Performance Compensation Plan, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(4) Stock Award Plan, as amended and restated as of March 29, 2001 (incorporated by reference to Exhibit 4(c) to the Post-Effective Amendment No. 1 to the registrant's registration statement on Form S-8 (File No. 333-92357)).*

(10)(a)(5) Non-Employee Directors' Stock Option Plan, (incorporated by reference to Exhibit 4(c) to the registrant's registration statement on Form S-8 (File No. 333-63002)).*

(10)(a)(6) Restricted Stock Unit Plan, as of November 29, 2000 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 23, 2001).*

(10)(a)(7) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(8) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit
                  (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

(10)(b)(2) First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York.

(10)(b)(3) Lease, dated as of March 6, 1987, among Olympia & York 245 Lease Company, 245 Park Avenue Company and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit
                  (10)(c)(2) to the registrant's registration statement on Form S-1 (File No. 33-15948)).

(10)(b)(4) Lease, dated as of August 26, 1994, between Tenth City Associates and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 10(b)(3) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1994).

(10)(b)(5)        Lease, dated as of November 20, 2000 between WFP 245 Park Co.
                  L.P. and The Bear Stearns Companies Inc. with respect to the premises located on the 15th - 20th floors of 245 Park Avenue, New York, New York (incorporated by reference to Exhibit 10(b)(4) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2000).

(11) Statement re: computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8,
                  Note 9 to the Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section (b)(11) of
                  Item 601 of Regulation S-K).

(12) Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

(13) 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(21)              Subsidiaries of the registrant.

(23)              Consent of Deloitte & Touche LLP.

* Executive Compensation Plans and Arrangements

       (B)  REPORTS ON FORM 8-K.

            The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:

            (i) A Current Report on Form 8-K dated September 26, 2001 and filed September 28, 2001, pertaining to the Company's results of operations for the quarter ended August 31, 2001.

            (ii) A Current Report on Form 8-K dated and filed October 19, 2001, announcing the Company's implementation of a firm-wide workforce reduction.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2002.

                                         THE BEAR STEARNS COMPANIES INC.
                                                   (Registrant)

                                          By:  /s/ SAMUEL L. MOLINARO JR.
                                              ..................................

                                              Samuel L. Molinaro Jr.
                                              Executive Vice President and
                                              Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2002.

                   NAME                                       TITLE
                   ----                                       -----


     /s/ ALAN C. GREENBERG
.................................
       Alan C. Greenberg                Chairman of the Executive Committee
                                        and Director

     /s/ JAMES E. CAYNE
.................................
         James E. Cayne                 Chairman of the Board and Chief
                                        Executive Officer (Principal Executive
                                        Officer) and Director

     /s/ CARL D. GLICKMAN
.................................
        Carl D. Glickman                Director


     /s/ DONALD J. HARRINGTON
.................................
      Donald J. Harrington              Director


     /s/ WILLIAM L. MACK
.................................
        William L. Mack                 Director


     /s/ FRANK T. NICKELL
.................................
        Frank T. Nickell                Director


    /s/ FREDERIC V. SALERNO
.................................
      Frederic V. Salerno               Director


      /s/ ALAN D. SCHWARTZ
.................................
        Alan D. Schwartz                President, Co-Chief Operating Officer
                                        and Director

     /s/ WARREN J. SPECTOR
.................................
       Warren J. Spector                President, Co-Chief Operating Officer
                                        and Director

        /s/ VINCENT TESE
.................................
          Vincent Tese                  Director


        /s/ FRED WILPON
.................................
          Fred Wilpon                   Director


   /s/ SAMUEL L. MOLINARO JR.
.................................        Executive Vice President and Chief
     Samuel L. Molinaro Jr.             Financial Officer (Principal Financial
                                        Officer)

    /s/ MARSHALL J LEVINSON
.................................
      Marshall J Levinson               Controller (Principal Accounting
                                        Officer)


                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                         ITEMS 14 (A) (1) AND 14 (A) (2)

                                                                           PAGE REFERENCE

FINANCIAL STATEMENTS                                                        FORM     ANNUAL
--------------------                                                        10-K     REPORT*
                                                                            ----     -------
Independent Auditors' Report                                                            73

THE BEAR STEARNS COMPANIES INC.
-------------------------------


(i)   Consolidated Statements of Income--fiscal years ended November 30,
      2001 and November 30, 2000, five months ended November 26, 1999 and
      the fiscal year ended June 30, 1999                                               47

(ii)  Consolidated Statements of Financial Condition at November 30, 2001
      and November 30, 2000                                                             48

(iii) Consolidated Statements of Cash Flows--fiscal years ended November
      30, 2001 and November 30, 2000, five months ended November 26, 1999
      and the fiscal year ended June 30, 1999                                           49

(iv)  Consolidated Statements of Changes in Stockholders' Equity-- fiscal years ended November 30, 2001 and November 30, 2000, five months ended
      November 26, 1999 and the fiscal year ended June 30, 1999                        50-51

(v)   Notes to Consolidated Financial Statements                                       52-72


FINANCIAL STATEMENT SCHEDULES
-----------------------------

      Independent Auditors' Report                                          F-2

I     Condensed financial information of registrant                      F-3 - F-6


*     Incorporated by reference from the indicated pages of the 2001 Annual
      Report to Stockholders.

      All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

DELOITTE
& TOUCHE


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:

We have audited the consolidated statements of financial condition of The Bear Stearns Companies Inc. and Subsidiaries (the "Company") as of November 30, 2001 and November 30, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal years ended November 30, 2001 and November 30, 2000, the five months ended November 26, 1999 and the fiscal year ended June 30, 1999, and have issued our report thereon dated January 14, 2002; such consolidated financial statements and report are included in the Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Bear Stearns Companies Inc. (Parent Company Only), listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
January 14, 2002

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                                  FISCAL YEAR          FISCAL YEAR           FIVE MONTHS          FISCAL YEAR
                                                     ENDED                ENDED                 ENDED                ENDED
                                               NOVEMBER 30, 2001    NOVEMBER 30, 2000     NOVEMBER 26, 1999      JUNE 30, 1999
                                               -----------------   -------------------  --------------------  ------------------

REVENUES

Interest............................................   $ 1,327,435       $ 1,863,498          $   522,973            $ 1,264,041
Other ..............................................       331,757           155,932               67,300                178,904
                                                       -----------       -----------          -----------            -----------
                                                         1,659,192         2,019,430              590,273              1,442,945
                                                       -----------       -----------          -----------            -----------
EXPENSES
Interest ...........................................     1,752,063         2,483,116              711,874              1,500,137
Other ..............................................       214,748           105,860               43,986                 91,620
                                                       -----------       -----------          -----------            -----------
                                                         1,966,811         2,588,976              755,860              1,591,757
                                                       -----------       -----------          -----------            -----------
Loss before benefit from income taxes,
   cumulative effect of change in accounting
   principle and equity in earnings of
   subsidiaries ....................................      (307,619)         (569,546)            (165,587)              (148,812)

Benefit from income taxes ..........................       180,162           118,740               31,005                 34,823
                                                       -----------       -----------          -----------            -----------
Loss before cumulative effect of change in
   accounting principle and equity in earnings
   of subsidiaries .................................      (127,457)         (450,806)            (134,582)              (113,989)
Cumulative effect of change in accounting
   principle, net of tax ...........................        (6,273)               --                   --                     --
Equity in earnings of subsidiaries, net of tax .....       752,422         1,223,989              420,396                787,037
                                                       -----------       -----------          -----------            -----------
Net income..........................................   $   618,692       $   773,183          $   285,814            $   673,048
                                                       ===========       ===========          ===========            ===========


See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     NOVEMBER 30, 2001      NOVEMBER 30, 2000
                                                                     -----------------      ------------------
ASSETS

Cash and cash equivalents ........................................   $  6,712,580             $  1,004,787
Receivables from subsidiaries ....................................     19,889,935               27,136,182
Subordinated loans receivables from subsidiaries .................      4,697,000                4,497,000
Investments in subsidiaries, at equity ...........................      5,882,014                5,807,576
Other assets .....................................................      2,633,836                2,434,022
                                                                     ------------             ------------
Total Assets .....................................................   $ 39,815,365             $ 40,879,567
                                                                     ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings ............................................   $  9,293,866             $ 13,575,506
Payables to subsidiaries .........................................        990,629                  679,016
Other liabilities ................................................        435,391                  793,925
                                                                     ------------             ------------
                                                                       10,719,886               15,048,447
                                                                     ------------             ------------
Long-term borrowings .............................................     22,688,988               19,661,368
Long-term borrowings from subsidiaries ...........................        777,964                  515,464

STOCKHOLDERS' EQUITY
Preferred stock ..................................................        800,000                  800,000
Common stock, $1.00 par value; 500,000,000 and 200,000,000
   shares authorized as of November 30, 2001 and November
   30, 2000, respectively; 184,805,848 shares issued
   as of November 30, 2001 and November 30, 2000..................        184,806                  184,806
Paid-in capital ..................................................      2,728,981                2,583,638
Retained earnings ................................................      3,118,635                2,600,149
Employee stock compensation plans ................................      2,015,375                1,916,708
Unearned compensation ............................................       (230,071)                (218,791)
Treasury stock, at cost:
   Adjustable Rate Cumulative Preferred Stock Series A:
     2,520,750 shares as of November 30, 2001 and
     November 30, 2000............................................       (103,421)                (103,421)
   Common stock: 84,763,780 and 75,823,544 shares as of
     November 30, 2001 and November 30, 2000, respectively.........    (2,885,778)              (2,108,801)
                                                                     ------------             ------------
Total Stockholders' Equity .......................................      5,628,527                5,654,288
                                                                     ------------             ------------
Total Liabilities and Stockholders' Equity .......................   $ 39,815,365             $ 40,879,567
                                                                     ============             ============

---------------------------------------------------
See Notes to Condensed Financial Information.

Note: Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

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

                                                                                   FISCAL YEAR           FISCAL YEAR
                                                                                     ENDED                 ENDED
                                                                                NOVEMBER 30, 2001    NOVEMBER 30, 2000
                                                                               --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................      $   618,692          $   773,183
Adjustments to reconcile net income to cash provided by (used in) operating activities:
     Equity in earnings of subsidiaries, net of dividends received ........           (1,032)            (926,686)
     Other ................................................................           41,078              157,294
Decreases (increases) in assets:
     Receivables from subsidiaries ........................................        7,538,113           (2,934,186)
     Subordinated loans receivables from subsidiaries .....................         (200,000)            (590,045)
     Investments in subsidiaries, net .....................................          (73,406)             235,261
     Other assets .........................................................          109,135           (1,025,993)
Increases (decreases) in liabilities:
     Payables to subsidiaries .............................................          314,278               90,275
     Other liabilities ....................................................         (359,521)            (137,748)
                                                                                  -----------         -----------
Cash provided by (used in) operating activities ...........................        7,987,337           (4,358,645)
                                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from short-term borrowings ....................       (3,565,215)           1,396,226
Net proceeds from issuance of long-term borrowings ........................        6,103,526            8,183,991
Increase in long-term borrowings from subsidiaries ........................          254,231                 --
Employee stock compensation plans .........................................          370,413              679,500
Tax benefit of common stock distributions .................................          143,387               72,973
Proceeds from put option premium ..........................................             --                  1,065
Note repayment from ESOP Trust ............................................             --                   --
Payments for:
   Retirement of long-term borrowings .....................................       (4,149,578)          (4,304,964)
   Treasury stock purchases ...............................................       (1,048,015)            (726,836)
Cash dividends paid .......................................................         (100,206)             (99,329)
                                                                                  -----------         -----------
Cash (used in) provided by financing activities ...........................       (1,991,457)           5,202,626
                                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition ......................................................         (242,983)                --
Purchases of investment securities and other assets .......................          (48,930)             (51,202)
Proceeds from sale of investment securities and other assets ..............            3,826                9,854
                                                                                  -----------         -----------
Cash used in investing activities .........................................         (288,087)             (41,348)
                                                                                  -----------         -----------
Net increase in cash and cash equivalents .................................        5,707,793              802,633
Cash and cash equivalents, beginning of period ............................        1,004,787              202,154
                                                                                  -----------         -----------
Cash and cash equivalents, end of period ..................................      $ 6,712,580          $ 1,004,787
                                                                                  ==========          ===========


See Notes to Condensed Financial Information.

Note: Certain reclassifications have been made to prior period amounts to conform to the current year's presentation.

                                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                   THE BEAR STEARNS COMPANIES INC.
                                                        (PARENT COMPANY ONLY)
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)

(continued)
                                                                                    FIVE MONTHS        FISCAL YEAR
                                                                                       ENDED              ENDED
                                                                                  NOVEMBER 26, 1999    JUNE 30, 1999
                                                                                  -----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................       $   285,814       $   673,048
Adjustments to reconcile net income to cash provided by (used in) operating activities:
     Equity in earnings of subsidiaries, net of dividends received ........          (365,319)         (656,715)
     Other ................................................................             3,575              --
Decreases (increases) in assets:
     Receivables from subsidiaries ........................................            63,052          (468,624)
     Subordinated loans receivables from subsidiaries .....................           (10,000)          (21,908)
     Investments in subsidiaries, net .....................................           398,090          (140,808)
     Other assets .........................................................            64,659          (136,514)
Increases (decreases) in liabilities:
     Payables to subsidiaries .............................................           321,582           138,247
     Other liabilities ....................................................           (58,897)          122,121
                                                                                  -----------       -----------
Cash provided by (used in) operating activities ...........................           702,556          (491,153)
                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from short-term borrowings ....................        (1,330,822)         (932,133)
Net proceeds from issuance of long-term borrowings ........................         1,776,547         4,179,637
Increase in long-term borrowings from subsidiaries ........................              --             140,055
Employee stock compensation plans .........................................            70,406           483,260
Tax benefit of common stock distributions .................................             2,568            92,893
Proceeds from put option premium ..........................................              --                --
Note repayment from ESOP Trust ............................................              --               7,114
Payments for:
   Retirement of long-term borrowings .....................................          (668,656)       (2,846,752)
   Treasury stock purchases ...............................................          (311,289)         (482,818)
Cash dividends paid .......................................................           (54,548)         (107,666)
                                                                                  -----------       -----------
Cash (used in) provided by financing activities ...........................          (515,794)          533,590
                                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition ......................................................              --                --
Purchases of investment securities and other assets .......................            (4,031)          (26,290)
Proceeds from sale of investment securities and other assets ..............               146             3,126
                                                                                  -----------       -----------
Cash used in investing activities .........................................            (3,885)          (23,164)
                                                                                  -----------       -----------
Net increase in cash and cash equivalents .................................           182,877            19,273
Cash and cash equivalents, beginning of period ............................            19,277                 4
                                                                                  -----------       -----------
Cash and cash equivalents, end of period ..................................       $   202,154       $    19,277
                                                                                  ===========       ===========


See Notes to Condensed Financial Information.

Note: Certain reclassifications have been made to prior period amounts to conform to the current year's presentation.

                                                                      SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.      GENERAL

        The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2001 Annual Report to Stockholders (the "Annual Report") incorporated by reference in this Form 10-K.

        The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.

        Investments in subsidiaries are accounted for using the equity method.

        For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.
        o   Long-term borrowings (Note 5)
        o Preferred stock (Note 8 - refer to section entitled "Preferred Stock Issued by The Bear Stearns Companies Inc.")
        o   Commitments and contingencies (Note 15)

        The Company engages in derivatives activities in order to modify the interest rate characteristics of its long and short-term debt.

        On January 18, 2000, the Company's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999.

2.      STATEMENT OF CASH FLOWS

        Income taxes paid (consolidated) totaled $55.0 million, $985.0 million, $57.8 million and $223.2 million for the fiscal years ended November 30, 2001 and 2000, five months ended November 26, 1999 and the fiscal year ended June 30, 1999, respectively. Cash payments for interest approximated interest expense for each of the periods presented.

3.      TRANSACTIONS WITH SUBSIDIARIES

        The Company received from its consolidated subsidiaries dividends of $751.4 million, $297.3 million, $55.1 million and $132.3 million for the fiscal years ended November 30, 2001 and 2000, five months ended November 26, 1999 and the fiscal year ended June 30, 1999, respectively.

        The Company has transactions with its subsidiaries determined on an agreed-upon basis. The Company also guarantees certain unsecured lines of credit and certain other obligations of subsidiaries, including obligations associated with foreign exchange forward contracts and interest rate swap transactions. Additionally, the Company guarantees obligations related to Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities issued by subsidiaries.

        The Company also issues guarantees of counterparty obligations to subsidiaries in connection with certain activities of such subsidiaries.