Form 10-Q
period 2002-02-28
BEAR STEARNS COMPANIES INC
filed 2002-04-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2002

                                       or

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

                  383 Madison Avenue, New York, New York 10179
               (Address of principal executive offices) (Zip Code)

                                 (212) 272-2000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 11, 2002, the latest practicable date, there were 99,670,287 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of February 28, 2002 (Unaudited) and
         November 30, 2001 (Audited)                                         3

         Consolidated Statements of Income (Unaudited)
         for the three months ended February 28, 2002 and
         February 23, 2001                                                   4

         Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended February 28, 2002 and
         February 23, 2001                                                   5

         Notes to Consolidated Financial Statements (Unaudited)              6

         Independent Accountants' Report                                    16

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  31

Item 6.  Exhibits and Reports on Form 8-K                                   33

         Signature                                                          35

       Part I - Financial Information
       Item 1. Financial Statements


                                            THE BEAR STEARNS COMPANIES INC.

                                              Consolidated Statements of
                                                  Financial Condition


                                                                                     (Unaudited)
                                                                                     February 28,         November 30,
     In thousands, except share data                                                     2002                 2001
     -------------------------------------------------------------------------------------------------------------------
     ASSETS
        Cash and cash equivalents                                               $      5,956,350     $      7,332,747
        Cash and securities deposited with clearing organizations or
          segregated in compliance with federal regulations                           10,322,915            9,287,673
        Securities purchased under agreements to resell                               35,530,678           41,742,485
        Securities received as collateral                                              5,570,604            3,037,956
        Securities borrowed                                                           52,184,323           51,911,092
        Receivables:
          Customers                                                                   17,249,437           17,558,956
          Brokers, dealers and others                                                  1,031,571            2,828,081
          Interest and dividends                                                         277,685              277,246
        Financial instruments owned, at fair value
          Pledged as collateral                                                       30,503,897           23,562,448
          Not pledged as collateral                                                   23,015,635           24,348,803
        Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $993,276 and $952,014 in 2002
          and 2001, respectively                                                         510,591              519,089
        Other assets                                                                   3,000,096            3,123,652
                                                                                -----------------------------------------
        Total Assets                                                            $    185,153,782     $    185,530,228
                                                                                =========================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
        Short-term borrowings                                                   $     11,788,603     $     13,658,510
        Securities sold under agreements to repurchase                                51,763,228           50,135,295
        Obligation to return securities received as collateral                         5,570,604            3,037,956
        Payables:
          Customers                                                                   51,756,647           53,590,217
          Brokers, dealers and others                                                  5,742,572            7,879,469
          Interest and dividends                                                         525,300              575,645
        Financial instruments sold, but not yet purchased, at fair value              25,612,238           24,749,040
        Accrued employee compensation and benefits                                       538,258            1,284,391
        Other liabilities and accrued expenses                                           792,707              799,624
                                                                                -----------------------------------------
                                                                                     154,090,157          155,710,147
                                                                                -----------------------------------------
        Commitments and contingencies (Note 3)
        Long-term borrowings                                                          24,740,220           23,429,054
                                                                                -----------------------------------------
        Guaranteed Preferred Beneficial Interests in Company Subordinated
          Debt Securities                                                                562,500              762,500
                                                                                -----------------------------------------
     STOCKHOLDERS' EQUITY
        Preferred stock                                                                  800,000              800,000
        Common stock, $1.00 par value; 500,000,000 shares authorized as of
          February 28, 2002 and November 30, 2001; 184,805,848 shares issued
          as of February 28, 2002 and November 30, 2001                                  184,806              184,806
        Paid-in capital                                                                2,732,895            2,728,981
        Retained earnings                                                              3,274,353            3,118,635
        Employee stock compensation plans                                              2,002,023            2,015,375
        Unearned compensation                                                           (213,945)            (230,071)
        Treasury stock, at cost:
          Adjustable Rate Cumulative Preferred Stock Series A:
            2,520,750 shares as of February 28, 2002 and November 30, 2001              (103,421)            (103,421)
          Common stock: 85,139,735 and 84,763,780 shares as of February 28,
            2002 and November 30, 2001, respectively                                  (2,915,806)          (2,885,778)
                                                                                -----------------------------------------
        Total Stockholders' Equity                                                     5,760,905            5,628,527
                                                                                -----------------------------------------
        Total Liabilities and Stockholders' Equity                              $    185,153,782     $    185,530,228
                                                                                =========================================

        See Notes to Consolidated Financial Statements.

                                            THE BEAR STEARNS COMPANIES INC.

                                              Consolidated Statements of
                                                       Income


                                                                                         (Unaudited)
                                                                                     Three Months Ended
                                                                            ------------------------------------
                                                                               February 28,       February 23,
In thousands, except share and per share data                                      2002              2001
----------------------------------------------------------------------------------------------------------------
  REVENUES
     Commissions                                                            $    264,657       $    282,401
     Principal transactions                                                      660,750            589,571
     Investment banking                                                          151,894            138,324
     Interest and dividends                                                      598,633          1,086,599
     Other income                                                                 42,210             39,281
                                                                            ------------------------------------
       Total revenues                                                          1,718,144          2,136,176
     Interest expense                                                            478,966            922,389
                                                                            ------------------------------------
       Revenues, net of interest expense                                       1,239,178          1,213,787
                                                                            ------------------------------------
  NON-INTEREST EXPENSES
     Employee compensation and benefits                                          633,642            635,125
     Floor brokerage, exchange and clearance fees                                 39,749             35,573
     Communications and technology                                               104,673            115,034
     Occupancy                                                                    44,206             31,257
     Advertising and market development                                           23,524             33,832
     Professional fees                                                            33,824             37,428
     Other expenses                                                               86,033             72,574
                                                                            ------------------------------------
       Total non-interest expenses                                               965,651            960,823
                                                                            ------------------------------------
     Income before provision for income taxes and cumulative effect of
       change in accounting principle                                            273,527            252,964
     Provision for income taxes                                                   93,001             87,010
                                                                            ------------------------------------
     Income before cumulative effect of change in accounting principle           180,526            165,954
     Cumulative effect of change in accounting principle, net of tax                -                (6,273)
                                                                            ------------------------------------
     Net income                                                             $    180,526       $    159,681
                                                                            ====================================
     Net income applicable to common shares                                 $    170,748       $    149,903
                                                                            ====================================
     Basic earnings per share                                               $       1.39       $       1.11 (1)
                                                                            ====================================
     Diluted earnings per share                                             $       1.29       $       1.06 (1)
                                                                            ====================================

        Weighted average common and common equivalent shares outstanding:
           Basic                                                             134,793,949        149,080,028
                                                                            ====================================
           Diluted                                                           148,115,050        158,617,123
                                                                            ====================================
     Cash dividends declared per common share                               $       0.15       $       0.15
                                                                            ====================================


See Notes to Consolidated Financial Statements.

(1) Amount reflects earnings per share after change in accounting principle. Basic earnings per share and diluted earnings per share before the change in accounting principle were $1.15 and $1.10, respectively.

Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

                                            THE BEAR STEARNS COMPANIES INC.

                                              Consolidated Statements of
                                                      Cash Flows


                                                                                            (Unaudited)
                                                                                         Three Months Ended
                                                                               ------------------------------------
                                                                                 February 28,        February 23,
   In thousands                                                                      2002                2001
  -----------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                               $    180,526        $    159,681
      Adjustments to reconcile net income to cash (used in) provided by operating activities:
        Depreciation and amortization                                                51,132              46,547
        Deferred income taxes                                                       (20,526)            (28,712)
        Other                                                                        41,024              39,396
      (Increases) decreases in operating receivables:
        Cash and securities deposited with clearing organizations or
          segregated in compliance with federal regulations                      (1,035,242)         (5,237,816)
        Securities purchased under agreements to resell                           6,211,807           4,205,340
        Securities borrowed                                                        (273,231)          8,139,487
        Receivables:
          Customers                                                                 309,519           1,255,038
          Brokers, dealers and others                                             1,796,510            (575,024)
        Financial instruments owned                                              (5,771,666)         (4,974,624)
        Other assets                                                                194,969              78,925
      Increases (decreases) in operating payables:
        Securities sold under agreements to repurchase                            1,627,933          (4,415,945)
        Payables:
          Customers                                                              (1,833,570)           (116,020)
          Brokers, dealers and others                                            (2,139,401)          2,819,839
        Financial instruments sold, but not yet purchased                           863,198           2,066,088
        Accrued employee compensation and benefits                                 (779,989)           (976,364)
        Other liabilities and accrued expenses                                      (57,262)            (18,223)
                                                                               ------------------------------------
      Cash (used in) provided by operating activities                              (634,269)          2,467,613
                                                                               ------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
      Net payments for short-term borrowings                                     (1,869,907)         (1,540,917)
      Net proceeds from issuance of long-term borrowings                          1,977,077             286,643
      Redemption of preferred stock issued by a subsidiary                         (200,000)                 -
      Tax benefit of common stock distributions                                       3,184               1,541
      Payments for:
        Retirement of long-term borrowings                                         (544,252)         (1,041,676)
        Treasury stock purchases                                                    (37,200)           (128,133)
      Cash dividends paid                                                           (24,808)            (25,911)
                                                                               ------------------------------------
      Cash used in financing activities                                            (695,906)         (2,448,453)
                                                                               ------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, equipment and leasehold improvements                   (42,633)            (19,419)
      Purchases of investment securities and other assets                           (11,282)            (15,909)
      Proceeds from sales of investment securities and other assets                   7,693               8,124
                                                                               ------------------------------------
      Cash used in investing activities                                             (46,222)            (27,204)
                                                                               ------------------------------------
      Net decrease in cash and cash equivalents                                  (1,376,397)             (8,044)
      Cash and cash equivalents, beginning of year                                7,332,747           2,319,974
                                                                               ------------------------------------
      Cash and cash equivalents, end of period                                 $  5,956,350        $  2,311,930
                                                                               ====================================


See Notes to Consolidated Financial Statements.

Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. SFAS No. 140 and SFAS No. 125, as applicable, require balance sheet recognition for collateral related to certain secured transactions, which are non-cash activities and did not have an impact on the Consolidated Statements of Cash Flows.

                         THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the "Company"). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period's presentation, including reclassifying temporary help costs from employee compensation and benefits and establishing a professional fees caption. Temporary help costs approximated $7.1 million for the three months ended February 23, 2001. The November 30, 2001 Consolidated Statement of Financial Condition and related information was derived from the audited financial statements. The Consolidated Statement of Financial Condition as of February 28, 2002 and the Consolidated Statements of Income and Cash Flows for the three months ended February 28, 2002 and February 23, 2001 are unaudited.

     The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company's
     Annual Report on Form 10-K for the fiscal year ended November 30, 2001 filed by the Company under the Securities Exchange Act of 1934.

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation, that may affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

     The Company, through its principal operating subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments--Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the Institutional Equities,

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION (continued)

     Fixed Income and Investment Banking areas. Global Clearing Services is comprised of clearance and commission-related areas that concentrate on the execution of trades for customers. Wealth Management is comprised of the Private Client Services ("PCS") and Asset Management areas. See Note 8 of Notes to Consolidated Financial Statements.

2.   FINANCIAL INSTRUMENTS

     Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading and investment accounts, at fair value, were as follows:

                                                                                February 28,          November 30,
         In thousands                                                              2002                  2001
         ----------------------------------------------------------------------------------------------------------
         FINANCIAL INSTRUMENTS OWNED:
            US government and agency                                         $  12,853,247         $   7,182,008
            Other sovereign governments                                          2,263,449             1,337,042
            Corporate equity and convertible debt                                6,552,773             6,977,353
            Corporate debt                                                       6,271,958             7,862,890
            Derivative financial instruments                                     7,624,018             7,275,789
            Mortgages and other mortgage-backed securities                      16,707,799            16,051,753
            Other                                                                1,246,288             1,224,416
                                                                             ---------------------------------------
                                                                             $  53,519,532         $  47,911,251
                                                                             =======================================
         FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
            US government and agency                                         $  11,082,596         $  12,621,747
            Other sovereign governments                                          3,038,679             1,327,125
            Corporate equity                                                     3,254,409             3,279,875
            Corporate debt                                                       2,414,666             2,507,245
            Derivative financial instruments                                     5,821,888             5,013,048
                                                                             ---------------------------------------
                                                                             $  25,612,238         $  24,749,040
                                                                             =======================================

     As of February 28, 2002 and November 30, 2001, all Company-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as financial instruments, pledged as collateral, as required by Statement of Financial Accounting Standards ("SFAS") No. 140.

     Financial instruments sold, but not yet purchased, represent obligations of the Company to deliver the specified financial instrument at the contracted price, and thereby, create a liability to purchase the financial instrument in the market at the then-prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to purchase such securities may exceed the amount recognized in the Consolidated Statements of Financial Condition.

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES

     See Note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 for information about commitments, including term information.

     In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Additionally, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of such results in such period.

4.   REGULATORY REQUIREMENTS

     Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE"), the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $695.1 million which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions, as defined. At February 28, 2002, Bear Stearns' net capital, as defined, of $2.30 billion exceeded the minimum requirement by $2.26 billion.

     BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to regulatory capital requirements of the Financial Services Authority.

     BSB, an Ireland-based bank principally involved in the trading and sales of fixed income, credit and equity derivative products, is registered in Ireland and is subject to the regulatory capital requirements of the Central Bank of Ireland.

     At February 28, 2002, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   EARNINGS PER SHARE

     Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to the Capital Accumulation Plan for Senior Managing Directors, as amended (the "CAP Plan"), by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain employee stock compensation plans which are assumed to be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to employee stock compensation plans.

     The computations of Basic and Diluted EPS are set forth below:


                                                                            Three Months Ended
        -------------------------------------------------------------------------------------------------
         in thousands, except per share amounts               February 28, 2002        February 23, 2001
        -------------------------------------------------------------------------------------------------
         Net income                                           $     180,526             $     159,681
         Preferred stock dividends                                   (9,778)                   (9,778)
         Income adjustment (net of tax) applicable to
            deferred compensation arrangements                       19,991                    17,641
        -------------------------------------------------------------------------------------------------
         Net earnings available to common stockholders        $     190,739             $     167,544
        =================================================================================================
         Total basic weighted average common
            shares outstanding(1)                                   134,794                   149,080
        -------------------------------------------------------------------------------------------------
         Effect of dilutive securities:
            Employee stock options                                    1,317                     1,051
            CAP and restricted units                                 12,004                     8,486
        -------------------------------------------------------------------------------------------------
         Dilutive potential common shares                            13,321                     9,537
        -------------------------------------------------------------------------------------------------
         Weighted average number of common shares
            outstanding and dilutive potential
            common shares                                           148,115                   158,617
        =================================================================================================
         Basic EPS                                            $        1.39             $       1.11(2)
         Diluted EPS                                          $        1.29             $       1.06(2)
        =================================================================================================


          (1) Includes vested units issued under certain employee stock compensation plans which are assumed to be distributed as shares of common stock.
          (2) Net of a $.04 per share loss due to the cumulative effect of a change in accounting principle.

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   CASH FLOW INFORMATION

     For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the three months ended February 28, 2002 and February 23, 2001. Income taxes paid totaled $39.0 million and $49.8 million for the three months ended February 28, 2002 and February 23, 2001, respectively.


7.   DERIVATIVES AND HEDGING ACTIVITIES

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's balance sheet at their then fair value. An important objective of the Company's risk management process is to hedge the economic risks associated with its long and short-term debt. To accomplish this objective the Company modifies the interest rate characteristics of its debt through derivatives, typically interest rate swaps. This is part of the on-going asset and liability risk management function. SFAS No. 133 now requires derivatives designated as hedges to be carried at their fair value, and that the hedged items previously carried at their accrued values now be marked to market to the extent of the mark to market on the derivatives designated as hedges. Any resultant change in values for both the hedging derivative and the hedged item is recognized in earnings immediately, with any net impact being deemed the `ineffective' portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges were included in principal transactions on the Consolidated Statement of Income and were immaterial for the three months ended February 28, 2002.

     Derivatives Credit Risk
     -----------------------

     Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options, and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on-balance-sheet and off-balance-sheet risks depending on the nature of the contract.

     The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   DERIVATIVES AND HEDGING ACTIVITIES (continued)

     proprietary trading activities. The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions which may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments in order to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps as well as futures contracts and US treasury positions to hedge its debt issuances as part of its asset and liability management.

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

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   DERIVATIVES AND HEDGING ACTIVITIES (continued)

     The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 28, 2002:


                                                  Derivative Credit Exposure(1)
                                                         ($ in millions)

                                                                                                     Percentage
                                                                                       Exposure,    of Exposure,
                                                                                        Net of         Net of
                          Rating(2)                 Exposure       Collateral(3)     Collateral(4)   Collateral
              -------------------------------------------------------------------------------------------------
                   AAA                             $  1,420         $   538           $   929           34%
                   AA                                 1,074             170               911           32%
                   A                                  1,086             517               825           29%
                   BBB                                  169             266                66            2%
                   BB and lower                         237             661                87            3%



          (1) Excluded are covered transactions that are structured to ensure that the market values of collateral will at all times equal or exceed the related exposures. The net exposure for these transactions will under all circumstances be zero.
          (2)  Internal counterparty credit ratings as assigned by the Company's
               Credit Department, converted to rating agency equivalents.
          (3)  For lower-rated  counterparties,  the Company generally  receives collateral in excess of the current market value of derivatives contracts.
          (4) In calculating exposure, net of collateral, collateral amounts are limited to the amount of current exposure for each counterparty. Excess collateral is not applied to reduce exposure because such excess in one counterparty portfolio cannot be applied to deficient collateral in a different counterparty portfolio.


8.   SEGMENT DATA

     The Company operates in three principal segments--Capital Markets, Global Clearing Services and Wealth Management. These segments offer different products and services. They are managed separately as different levels and types of expertise are required to effectively manage the segments' transactions.

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

     The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to more than 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business.

     The Wealth Management segment is comprised of the PCS and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service. Asset Management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals and, in turn, earns management and/or performance fees on the institutional and high-net-worth products it offers.

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

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.       SEGMENT DATA (continued)


         For the three months ended February 28, 2002:

         In thousands                          Net Revenues            Pre-Tax Income           Segment Assets
         ---------------------------------------------------------------------------------------------------------
         Capital Markets                     $   937,430               $   273,593              $ 139,712,166
         Global Clearing Services                187,380                    68,973                 48,567,857
         Wealth Management                       123,211                     1,780                  3,857,731
         Other (1)                                (8,843)                  (70,819)                (6,983,972)
         ---------------------------------------------------------------------------------------------------------
         Total                               $ 1,239,178               $   273,527              $ 185,153,782
         =========================================================================================================

         For the three months ended February 23, 2001:

         In thousands                          Net Revenues            Pre-Tax Income           Segment Assets (2)
         ---------------------------------------------------------------------------------------------------------
         Capital Markets                     $   801,535               $   188,281              $ 118,555,178
         Global Clearing Services                223,900                    79,133                 49,019,682
         Wealth Management                       144,588                    16,204                  3,771,806
         Other (1)                                43,764                   (30,654)                (5,303,946)
         ---------------------------------------------------------------------------------------------------------
         Total                               $ 1,213,787               $   252,964              $ 166,042,720
         =========================================================================================================


          (1) Other is comprised of consolidation/elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to CAP Plan, which were $35.0 million and $31.0 million for the three months ended February 28, 2002 and February 23, 2001, respectively.
          (2)  Restated in accordance with SFAS No. 140.


9.   TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

     Securitizations

     The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in financial instruments owned and are carried at fair value. Securitization transactions are generally treated as sales with resulting gain or loss included in trading revenue. Fair value of retained interests is determined by reference to quoted market prices when readily available. Generally, quoted market prices are not available; therefore, consistent with the valuation of similar inventory, fair value is estimated based on internal valuation pricing models that consider management's estimates of key variables such as forward yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads.

     During the quarter ended February 28, 2002, the Company securitized approximately $28.5 billion of financial assets. The Company is an active market-maker in these securities and therefore may own retained interests in assets it securitizes, predominantly highly rated or government agency backed securities. Retained interests are recorded in financial instruments owned at fair value with resultant gains or losses reflected in net income. Retained interests in the assets securitized, including senior and subordinated securities, approximated $2.6 billion and $3.8 billion at February 28, 2002 and November 30, 2001, respectively.

                        THE BEAR STEARNS COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

     Collateralized Financing Arrangements

     The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

     The  Company  receives  collateral  under  reverse  repurchase  agreements, securities borrowing transactions and in connection with derivative transactions, customer margin loans and other secured money lending activities. In most instances, the Company is permitted to rehypothecate such securities. The Company also pledges its own assets to collateralize certain financing arrangements. These securities are recorded as financial instruments owned, pledged as collateral in the accompanying Statements of Financial Condition.

     At February 28, 2002 and November 30, 2001, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $190 billion and $192 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities, approximately $127 billion and $134 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales at February 28, 2002 and November 30, 2001, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT


     To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

     We have reviewed the accompanying consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of February 28, 2002, and the related consolidated statements of income and cash flows for the three months ended February 28, 2002 and February 23, 2001. These financial statements are the responsibility of the Company's management.

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


     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of November 30, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2001; and in our report dated January 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of November 30, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.



     /s/ DELOITTE & TOUCHE LLP
     New York, New York
     April 15, 2002

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's principal business activities, investment banking, securities and derivatives trading, clearance and brokerage, are by their nature highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events and the size, volume and timing of transactions.

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

     For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     Business Environment

     The business environment during the first quarter ended February 28, 2002 was characterized by difficult economic conditions and low inflation. The Federal Reserve Board (the "Fed") met twice during the quarter and in the December 2001 meeting cut the Federal Funds rate 25 basis points to 1.75%. The Fed also reported during the quarter that inflation was not a significant concern and maintained a bias toward economic weakness in the foreseeable future. The financial markets reacted to several negative factors during the quarter including issues surrounding corporate accounting and reporting practices and continued pressure on corporate profits. Despite these negative factors, there was a growing sentiment that the US economy and corporate profits were gaining strength and economic reports evidenced that the economy was emerging from recession.

     Trading volumes on the exchanges were mixed. Average daily trading volume on the New York Stock Exchange ("NYSE") increased 10.6% while average daily trading volume on the NASDAQ declined 17.0% from the quarter ended February 23, 2001. The performances of the major indices were also mixed during the quarter. The Dow Jones Industrial Average increased 2.6% while the Standard & Poor's 500 Index and the Nasdaq Composite Index decreased 2.9% and 10.3%, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Global stock issuance volumes continued to feel the impact of difficult equity capital market conditions reflecting continued lack of investor demand. Global and US announced merger and acquisition volumes remained at low levels. However, the economic and interest rate environment provided favorable conditions for fixed income activities reflecting strong demand for domestic debt issuances and strong secondary market activity.

     The business environment during the first quarter ended February 23, 2001 was characterized by a slowdown in US economic growth and moderate inflation which resulted in volatile equity markets and record volume, with the NYSE and NASDAQ average trading volume rising 23.8% and 38.1%, respectively, from the quarter ended February 25, 2000. With investors concerned that a slowing economy would bring more modest growth in corporate earnings and indications that consumer confidence was declining, the Fed moved aggressively to stimulate the economy, cutting the Federal Funds rate twice for a total of 100 basis points. The Fed's actions initially rallied the markets as the major indices all gained, but a major sell-off followed in February as investors reacted to a deteriorating corporate earnings environment.

     Results of Operations

     Significant Accounting Policies
     -------------------------------

     For a description of critical accounting policies, including those which involve varying degrees of judgement, see Management's Discussion and Analysis and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 for a more comprehensive listing of significant accounting policies.

     In the discussion to follow, results for the three months ended February 28, 2002 (the "2002 quarter") will be compared to the results for the three months ended February 23, 2001 (the "2001 quarter"). Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. See Note 1 of Notes to Consolidated Financial Statements.

     Three Months Ended February 28, 2002
     Compared to Three Months Ended February 23, 2001
     ------------------------------------------------

     The Company reported net income of $180.5 million, or $1.29 per diluted share, for the 2002 quarter, which represented an increase of 13.1% from $159.7 million, or $1.06 per diluted share, for the 2001 quarter.

     Revenues, net of interest expense ("net revenues") increased 2.1% to $1.24 billion in the 2002 quarter from $1.21 billion in the 2001 quarter. The increase in net revenues reflects an increase in principal transactions and investment banking revenues, substantially offset by reduced net interest and commission revenues. The increase in principal transactions revenues was primarily due to strong performances from the Company's fixed income businesses (see discussion below). The increase in investment banking revenues reflected higher levels of equity and fixed income new issue volume. Lower levels of customer margin debt from professional and retail investors in the 2002 quarter resulted in reduced net interest revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's principal transactions revenues by reporting categories were as follows:


                                                                               Three Months Ended
                                                             --------------------------------------------------
                                                              February 28,          February 23,   % Increase
       In thousands                                               2002                 2001         (Decrease)
     ----------------------------------------------------------------------------------------------------------
       Fixed Income                                            $ 465,771           $  287,199          62.2%
       Equity                                                     93,812              188,941         (50.3%)
       Derivative financial instruments                          101,167              113,431         (10.8%)
     ----------------------------------------------------------------------------------------------------------
       Total principal transactions                            $ 660,750            $ 589,571          12.1%
     ==========================================================================================================


     Revenues from principal transactions in the 2002 quarter increased 12.1% to $660.8 million from $589.6 million in the 2001 quarter, reflecting strong results from the Company's fixed income activities, particularly in the mortgage-backed securities, high yield and government bond areas. These business areas benefited from a favorable interest rate environment, characterized by a low level of short term interest rates and a steep yield curve, and increased customer order flow. The increase in revenues derived from fixed income activities was partially offset by a decrease in revenues derived from equity activities as weak global equity market conditions and reduced capital markets activities combined with lower volatility levels depressed investor activity.

     Business Segments

     The remainder of Results of Operations is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks with the related revenues of such intersegment services allocated to the respective segments.

     The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the Capital Accumulation Plan for Senior Managing Directors, as amended (the "CAP Plan").
                                                 CAPITAL MARKETS


                                                                             Three Months Ended
                                                             ------------------------------------------------
                                                              February 28,      February 23,    % (Decrease)
       In thousands                                              2002              2001            Increase
     --------------------------------------------------------------------------------------------------------
       Net revenues
            Institutional Equities                           $  247,918         $  341,171         (27.3%)
            Fixed Income                                        548,194            340,389          61.0%
            Investment Banking                                  141,318            119,975          17.8%
     --------------------------------------------------------------------------------------------------------
       Total net revenues                                    $  937,430         $  801,535          17.0%
     ========================================================================================================
       Pre-tax income                                        $  273,593         $  188,281          45.3%
     ========================================================================================================


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Capital Markets segment is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. Institutional Equities consists of sales, trading and research in such areas as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk arbitrage and NYSE and American Stock Exchange, Inc. ("AMEX") specialist activities. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt securities.

     Net revenues for Capital Markets were $937.4 million in the 2002 quarter, an increase of 17.0% from $801.5 million in the 2001 quarter. Pre-tax income for Capital Markets was $273.6 million in the 2002 quarter, an increase of 45.3% from $188.3 million in the 2001 quarter.

     Institutional Equities net revenues in the 2002 quarter decreased 27.3% to $247.9 million from $341.2 million in the 2001 quarter reflecting lower revenues from the risk arbitrage and convertible arbitrage areas. Risk arbitrage revenues continued to be adversely impacted by lower levels of announced mergers and acquisitions activity, which consequently provided fewer risk arbitrage opportunities. Declining volatility and widening credit spreads served to negatively impact convertible arbitrage activity during the 2002 quarter. In addition, revenues derived from equity derivatives decreased reflecting lower volatility and reduced customer activity.

     Fixed Income net revenues increased to a record $548.2 million in the 2002 quarter, an increase of 61.0% from $340.4 million in the 2001 quarter. The low level of short-term interest rates and a steep yield curve as well as increased customer volume resulted in increased levels of activity and revenues across the board, particularly in the mortgage-backed securities, high yield, municipals and government bond securities areas.

     Investment Banking net revenues in the 2002 quarter increased 17.8% to $141.3 million from $120.0 million in the 2001 quarter. Investment Banking net revenues includes underwriting, advisory services and merchant banking revenues. Underwriting revenues increased 79.2% to $104.9 million in the 2002 quarter from $58.5 million in the 2001 quarter reflecting higher levels of equity and fixed income underwriting activity compared to the 2001 quarter. Advisory services and other revenues decreased to $33.0 million or 8.7% from $36.2 million in the 2001 quarter as the level of completed mergers and acquisitions activity continued to decline. Mergers and acquisitions revenues are likely to be negatively impacted over the balance of the year by the low level of announced US mergers and acquisitions volumes. Merchant banking revenues decreased 86.5% to $3.4 million in the 2002 quarter from $25.3 million for the 2001 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                             GLOBAL CLEARING SERVICES

                                                                          Three Months Ended
                                                      --------------------------------------------------------
                                                        February 28,           February 23,
         In thousands                                       2002                   2001            % Decrease
     ---------------------------------------------------------------------------------------------------------
         Net revenues                                    $ 187,380              $ 223,900            (16.3%)
         Pre-tax income                                  $  68,973              $  79,133            (12.8%)


     The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to more than 2,900 clearing clients worldwide. Such clients include approximately 2,500 prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and approximately 400 fully disclosed clients, who engage in either the retail or institutional brokerage business.

     Net revenues for Global Clearing Services decreased 16.3% to $187.4 million in the 2002 quarter from $223.9 million for the 2001 quarter. Pre-tax income for Global Clearing Services was $69.0 million in the 2002 quarter, a decrease of 12.8%, from $79.1 million for the 2001 quarter. Lower prime brokerage and fully disclosed trading activity and lower levels of customer margin debt and customer shorts adversely impacted results in the 2002 quarter. Difficult equity market conditions characterized by unstable share prices produced fewer investment opportunities and resulted in lower leverage levels being employed by prime brokerage and fully disclosed customers. Average margin debt balances were $35.1 billion during the 2002 quarter compared to $42.0 billion during the 2001 quarter. Margin debt balances totaled $34.6 billion at February 28, 2002 compared to $37.6 billion at February 23, 2001. Average customer short balances were $47.3 billion during the 2002 quarter compared to $55.0 billion during the 2001 quarter and totaled $54.5 billion at February 28, 2002, an increase from $53.8 billion at February 23, 2001. Average free credit balances were $19.6 billion during the 2002 quarter compared to $18.3 billion during the 2001 quarter and totaled $17.9 billion at February 28, 2002, an increase from $17.3 billion at February 23, 2001.


                                                WEALTH MANAGEMENT

                                                                              Three Months Ended
                                                            -------------------------------------------------
                                                              February 28,        February 23,
        In thousands                                             2002                2001         % Decrease
        -----------------------------------------------------------------------------------------------------
        Net revenues                                        $ 123,211            $ 144,588          (14.8%)
        Pre-tax income                                      $   1,780            $  16,204          (89.0%)



     The Wealth Management segment is comprised of the Private Client Services ("PCS") and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains approximately 450 account executives in its principal office and six regional offices.

     Net revenues for Wealth Management were $123.2 million in the 2002 quarter, a decrease of 14.8%, from $144.6 million for the 2001 quarter. Pre-tax income for Wealth Management was $1.8 million in the 2002 quarter, a decrease of 89.0%, from $16.2 million for 2001 quarter. Private Client Services revenues decreased 16.2% to $87.2 million in the 2002 quarter from $104.2 million in the 2001 quarter due to a reduction in retail trading volume as a result of uncertain economic conditions and lower customer margin debt balances as individual investors continued to retreat from the equity markets. Asset Management revenues decreased 11.0% to $36.0 million in the 2002 quarter from $40.4 million in the 2001 quarter due to lower levels of performance-based fees from proprietary hedge fund products, partially offset by increased management fees from mutual funds and alternative investments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Asset Management area had $25.8 billion in assets under management at February 28, 2002, which reflected a 20.0% increase over $21.5 billion in assets under management at February 23, 2001. Strong net inflows led to the growth in assets under management. Assets from alternative investment products grew 47.9% to approximately $6.8 billion under management at February 28, 2002 from $4.6 billion at February 23, 2001, while assets from mutual funds increased 23.1% to $6.4 billion at February 28, 2002 from $5.2 billion at February 23, 2001.

     NON-INTEREST EXPENSES


                                                                         Three Months Ended
                                                          -----------------------------------------------
                                                           February 28,      February 23,    % (Decrease)
       In thousands                                           2002               2001           Increase
     ----------------------------------------------------------------------------------------------------
       Employee compensation and benefits                 $  633,642         $  635,125           (0.2%)
       Floor brokerage, exchange and clearance fees           39,749             35,573           11.7%
       Communications and technology                         104,673            115,034           (9.0%)
       Occupancy                                              44,206             31,257           41.4%
       Advertising and market development                     23,524             33,832          (30.5%)
       Professional fees                                      33,824             37,428           (9.6%)
       Other expenses                                         86,033             72,574           18.5%
     ----------------------------------------------------------------------------------------------------
       Total non-interest expenses                        $  965,651         $  960,823            0.5%
     ====================================================================================================


     Employee compensation and benefits for the 2002 quarter were $633.6 million, down slightly from $635.1 million for the 2001 quarter. Employee compensation and benefits as a percentage of net revenues was 51.1% for the 2002 quarter compared to 52.3% for the 2001 quarter. Full-time employees decreased to 10,341 at February 28, 2002 from 11,298 at February 23, 2001.

     Non-compensation expenses were $332.0 million for the 2002 quarter, an increase of 1.9% from $325.7 million in the 2001 quarter. An increase of approximately $19.0 million of non-recurring costs in connection with the Company's relocation of its world headquarters to 383 Madison Avenue were offset by non-compensation expense savings achieved through the aggressive expense reduction measures taken during fiscal 2001, most notably in advertising and market development, communications and technology and professional fees. The increase in other expenses was primarily related to increased charitable contributions associated with September 11th and CAP Plan expenses. Expenses related to the CAP Plan were $35.0 million for the 2002 quarter, an increase from $31.0 million in the 2001 quarter, reflecting the higher level of earnings in the 2002 quarter as compared to the 2001 quarter. The expense control measures enabled the Company to achieve a pre-tax profit margin of 22.1% for the 2002 quarter compared to 19.0% in fiscal 2001.

     The Company's effective tax rate was 34% in both the 2002 quarter and 2001 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources

     Financial Leverage
     ------------------

     The Company maintains a highly liquid balance sheet with the vast majority of the Company's assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

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

     The Company's total assets at February 28, 2002 decreased to $185.2 billion from $185.5 billion at November 30, 2001. The decrease was primarily attributable to a decrease in securities purchased under agreements to resell, substantially offset by an increase in financial instruments owned, at fair value. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $31.1 billion at February 28, 2002 from $29.8 billion at November 30, 2001 primarily due to net issuances of long-term debt and was partially offset by the redemption of $200 million in preferred securities issued by Capital Trust I, a wholly owned subsidiary of the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at February 28, 2002 and November 30, 2001. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low risk spread nature of its resale and securities borrowed positions renders net adjusted leverage as the most relevant measure.


                                              February 28,     November 30,
    In billions, except ratios                    2002             2001
    -------------------------------------------------------------------------

    Total Assets                               $ 185.2          $ 185.5
    Adjusted Assets (1)                        $ 144.1          $ 140.7
    Net Adjusted Assets (2)                    $  91.9          $  88.8
    Leverage Ratio (3)                            29.3             29.0
    Adjusted Leverage Ratio (4)                   22.8             22.0
    Net Adjusted Leverage Ratio (5)               14.5             13.9

     (1) Adjusted Assets represent Total Assets less securities purchased under agreements to resell and the securities received as collateral.
     (2) Net Adjusted Assets represent Adjusted Assets less securities borrowed.
     (3) Leverage Ratio equals Total Assets divided by stockholders' equity and preferred stock issued by subsidiaries.
     (4) Adjusted Leverage Ratio equals Adjusted Assets divided by stockholders' equity and preferred stock issued by subsidiaries.
     (5) Net Adjusted Leverage Ratio equals Net Adjusted Assets divided by stockholders' equity and preferred stock issued by subsidiaries.

     Funding Strategy
     ----------------

     The Company's general funding strategy seeks to ensure liquidity and diversity of funding sources in order to meet the Company's financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. In addition, with respect to short-term, unsecured financing, the Company's emphasis on diversification by product, geography, maturity and instrument results in prudent, moderate usage of more credit sensitive, potentially less stable funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term funding also includes commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

     In addition to short-term funding sources, the Company utilizes equity, long-term senior debt and medium-term notes, as well as lines of credit as longer-term sources of secured and unsecured financing. The firm regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing. This analysis results in a determination of the Company's aggregate need for longer-term funding sources (i.e., long-term debt and equity). During the three months ended February 28, 2002, the Company received proceeds of approximately $2.0 billion from the issuance of long-term debt, which was offset by payments approximating $0.5 billion relating to the retirements of long-term debt. The Company views long-term debt as a stable source of funding and thus additive to overall liquidity. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing. The Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding.

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

     In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization to allow it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations.

     The Company has in place a committed Revolving Credit Facility (the "Facility") totaling $3.03 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain affiliates. The Facility also provides that The Bear Stearns Companies Inc. may borrow up to $1.515 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2003 with all loans outstanding at that date payable no later than February 2004. There were no borrowings outstanding under the Facility at February 28, 2002.

     The Company has in place a $1.25 billion committed Revolving Securities Repo Facility (the "Repo Facility"), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The Repo Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2002 with all repos outstanding at that date payable no later than August 2003. There were no borrowings outstanding under the Repo Facility at February 28, 2002.

     The Company has in place a $400 million committed Revolving Credit Facility (the "Credit Facility"), which permits borrowing on a secured basis collateralized by Japanese securities. The Credit Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Credit Facility terminates in December 2002 with all loans outstanding at that date payable no later than December 2003. There were no borrowings outstanding under the Credit Facility at February 28, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Capital Resources
     -----------------

     The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

     Long-term debt totaling $19.7 billion had remaining maturities beyond one year at February 28, 2002 and November 30, 2001. The Company's access to external sources of financing, as well as the cost of that financing, is dependent upon various factors and could be adversely affected by a deterioration of the Company's operating performance and/or the Company's short-term and long-term debt ratings. At February 28, 2002, the Company's long-term/short-term debt ratings were as follows:

     ---------------------------------------------------------------
     Moody's Investors Service                               A2/P-1
     ---------------------------------------------------------------
     Standard & Poor's                                        A/A-1
     ---------------------------------------------------------------
     Fitch                                                   A+/F1+
     ---------------------------------------------------------------
     Dominion Bond Rating Service Limited             A/R-1 (middle)
     ---------------------------------------------------------------
     Rating & Investment Information, Inc.                    A+/nr
     ---------------------------------------------------------------
      nr - does not assign a short-term rating

     The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 8, 2002, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorization to allow the Company to purchase up to $1.2 billion of common stock in fiscal 2002 or beyond. During the quarter ended February 28, 2002, the Company purchased under the current and previous authorizations a total of 706,024 shares at a cost of approximately $40.2 million.

     Cash Flows
     ----------

     Cash and cash equivalents decreased $1.4 billion to $6.0 billion at February 28, 2002. Cash used in operating activities was $634.3 million, primarily attributable to an increase in financial instruments owned, a decrease in payables to brokers, dealers and others and a decrease in payables to customers, partially offset by a decrease in securities purchased under agreements to resell and a decrease in receivables from brokers, dealers and others. Cash used in financing activities of $695.9 million reflected net payments for short-term borrowings, retirements of long-term borrowings and the redemption of preferred stock issued by a subsidiary, partially offset by net proceeds from issuances of long-term borrowings. Cash used in investing activities of $46.2 million reflected purchases of property, equipment and leasehold improvements and net purchases of investment securities and other assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Regulated Subsidiaries
     ----------------------

     As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At February 28, 2002, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

     Merchant Banking Investments
     ----------------------------

     As part of its merchant banking activities, the Company participates from time to time in principal investments in leveraged transactions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment. At February 28, 2002, the Company held investments in 24 leveraged transactions with an aggregate recorded value of approximately $198.4 million, reflected in the Statement of Financial Condition in other assets. In addition, the Company has various direct and indirect principal investments in, as well as commitments to participate in, private investment funds that invest in leveraged transactions. See the summary table under Commitments below.

     High Yield Positions
     --------------------

     As part of the Company's fixed income activities, the Company participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage loans, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization vehicles and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. Non-performing mortgage loans are principally secured by residential properties. At February 28, 2002 and November 30, 2001, the Company held high yield positions approximating $3.8 billion and $3.0 billion, respectively, in long inventory, and $742.3 million and $700.7 million, respectively, in short inventory. Included in these amounts is a portfolio of non-performing mortgage loans as well as a portfolio of Chapter 13 and other credit card receivables aggregating $1.7 billion and $1.1 billion at February 28, 2002 and November 30, 2001, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Also included in the high yield positions are extensions of credit to highly leveraged companies. At February 28, 2002 and November 30, 2001, the amount outstanding to highly leveraged borrowers totaled $433.0 million and $413.1 million, respectively. Additionally, the Company has lending commitments to non-investment-grade borrowers. See the summary table under Commitments below. The Company also has exposure to non-investment-grade counterparties related to its trading-related derivative activities; such amounts at February 28, 2002 and November 30, 2001 were $87.0 million and $55.0 million, net of collateral, respectively.

     The Company's Risk Committee monitors exposure to market and credit risk with respect to high yield positions and establishes limits with respect to overall market exposure and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities upon the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

     Commitments
     -----------

     The Company had the following commitments (excluding derivative financial instruments) at February 28, 2002:

          (in  millions)
          Commercial loan commitments:
              Investment-grade                                      $    1,152
              Non-investment grade                                         401
              Construction lending                                          62
          Purchase obligations:
              Mortgages                                                    170
              Chapter 13 and other credit card receivables                 183
          Commitments to invest in private equity related
              investments and partnerships                                 719
          Underwriting commitments (primarily mortgage
              securitizations)                                           3,142
          Guaranteed indebtedness of a non-consolidated lessor             556
          Future minimum lease payments                                    400
          Other commitments                                                 58

     See Note 15 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 for additional information about the above commitments, including their term information.

     The Company's long-term borrowings (including fair value adjustment made in accordance with SFAS No. 133) maturing in the next 12 months approximate $5 billion. See Note 8 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 for information about preferred stock terms including maturities.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     For a description of the Company's risk management policies and Value-at-Risk ("VaR") model, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     The total VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. This table illustrates the VaR for each component of market risk at February 28, 2002, November 30, 2001 and February 23, 2001.



                                 February 28,      November 30,    February 23,
In millions                          2002              2001           2001
-------------------------------------------------------------------------------
MARKET RISK
    Interest rate                 $  17.8           $  12.6         $  15.3
    Currency                          0.7               1.1             0.8
    Equity                            4.3               5.3             5.9
    Diversification benefit          (4.5)             (5.3)           (5.5)
-------------------------------------------------------------------------------
Total                             $  18.3           $  13.7         $  16.5
===============================================================================


     The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2002 quarter:

In millions                                 High         Low         Average
-------------------------------------------------------------------------------
MARKET RISK
    Interest rate                        $  19.2      $  12.6       $  16.5
    Currency                                 1.1          0.7           1.0
    Equity                                   5.3          4.3           4.9
    Aggregate VaR                           20.0         13.7          17.3
-------------------------------------------------------------------------------


     The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 28, 2002 and February 23, 2001, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $11.0 million and $10.5 million for the quarters ended February 28, 2002 and February 23, 2001, respectively. During the quarters ended February 28, 2002 and February 23, 2001, there were no trading days in which daily trading losses exceeded the reported period end VaR amounts. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. While no guarantee can be given regarding future net trading revenues or future earnings volatility, the Company will continue to pursue policies and procedures that assist the firm in measuring and monitoring its risks.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


-------------------------------------------------------------------------------
                DAILY NET TRADING REVENUES FREQUENCY DISTRIBUTION
-------------------------------------------------------------------------------

     [Vertical bar graphs of Frequency (y-axis) versus Daily Net Trading Revenues (x-axis) representing the following information appear here in paper format]

                           Quarter Ended February 28, 2002

                       Daily Net Trading         Frequency
                            Revenues            (Number of
                         ($ in millions)         Trading Days)

                               (10)+                  0
                             (10)-(5)                 0
                               (5)-0                  4
                                 0-5                  6
                                5-10                 15
                               10-15                 14
                               15-20                 18
                               20-25                  3
                               25-30                  0
                               30-35                  0


                           Quarter Ended February 23, 2001

                       Daily Net Trading         Frequency
                            Revenues            (Number of
                        ($ in millions)          Trading Days)

                               (10)+                  0
                             (10)-(5)                 0
                               (5)-0                  1
                                 0-5                  6
                                5-10                 26
                               10-15                 13
                               15-20                  8
                               20-25                  1
                               25-30                  0
                               30-35                  2

     Part II - OTHER INFORMATION

     Item 1.  LEGAL PROCEEDINGS

     McKesson HBOC, Inc. Litigations

          As previously reported in the Company's Fiscal Year 2001 Form 10-K (the "2001 Form 10-K"), Bear Stearns is a defendant in various litigations arising out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC").

          IN RE MCKESSON HBOC, INC. SECURITIES LITIGATION. As previously reported in the Company's 2001 Form 10-K, Bear Stearns is a defendant in a litigation pending in the United States District Court for the Northern District of California.

          On February 15, 2002, plaintiffs filed a third amended complaint on behalf of the same purported class and against the same defendants as were named in the second amended complaint. As amended, the complaint alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

          MERRILL LYNCH FUNDAMENTAL GROWTH FUND, INC., ET AL. V. MCKESSON HBOC, INC., ET AL. On or around March 19, 2002, an action was commenced in the Superior Court of the State of California, County of San Francisco, by two investment funds that acquired the common stock of McKesson HBOC between February 5 and March 12, 1999. Named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC, Arthur Andersen and Bear Stearns. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud, negligent misrepresentation and conspiracy in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought. Bear Stearns has not been served with the complaint in this action.

          The Company has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

     HELEN GREDD, CHAPTER 11 TRUSTEE FOR MANHATTAN INVESTMENT FUND LIMITED ("MIFL"). V. BEAR, STEARNS SECURITIES CORP.

     As previously reported in the Company's 2001 Form 10-K, Bear, Stearns Securities Corp. ("BSSC") is a defendant in a litigation pending in the United States District Court for the Southern District of New York.

                               LEGAL PROCEEDINGS


     On March 21, 2002, the court dismissed the trustee's claims seeking to recover allegedly fraudulent transfers in amounts exceeding $1.9 billion. The district court also remanded to the bankruptcy court the trustee's remaining claims, which seek to recover allegedly fraudulent transfers in the amount of $141.4 million and to equitably subordinate any claim that may be asserted by BSSC against MIFL to the claims of other creditors.

     The Company has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

     The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (11) Computation of Per Share Earnings. (The calculation of per share earnings is in Note 5 of Notes to Consolidated Financial Statements (Earnings Per Share) and is omitted in accordance with Section (b) (11) of
     Item 601 of Regulation S-K).

     (12) Computation of Ratio of Earnings to Fixed Charges

     (15) Letter re: Unaudited Interim Financial Information



(b)  Reports on Form 8-K

     During the quarter, the Company filed the following Current Reports on Form 8-K.

     (i) A Current Report on Form 8-K dated December 20, 2001 and filed on December 21, 2001, pertaining to the Company's results of operations for the three months and fiscal year ended November 30, 2001.

     (ii) A Current Report on Form 8-K dated January 8, 2002 and filed on January 9, 2002, announcing its regular quarterly cash dividend on its outstanding shares of common stock and the approval by the Board of Directors of the Company of an amendment to its share repurchase program to allow the Company to purchase up to $1.2 billion in aggregate cost of common stock.

     (iii) A Current Report on Form 8-K dated January 8, 2002 and filed on January 15, 2002, pertaining to:

          (a) Amended and Restated By-laws of the Company, as amended through January 8, 2002.

          (b) Certificate of Elimination of the Cumulative Convertible Preferred Stock, Series A, Cumulative Convertible Preferred Stock, Series B, Cumulative Convertible Preferred Stock, Series C and Cumulative Convertible Preferred Stock, Series D of the Company.

          (c) Certificate of Elimination of the 7.88% Cumulative Preferred Stock, Series B and Certificate of Elimination of the 7.60% Cumulative Preferred Stock, Series C of the Company.

          (d)       Certificate  of  Correction  of  the  Certificate  of  Stock
                    Designation   relating  to  the  Company's  Adjustable  Rate
                    Cumulative Preferred Stock, Series A.

                        EXHIBITS AND REPORTS ON FORM 8-K


          (e) Opinion of Cadwalader, Wickersham & Taft as to the legality of the 5.70% Global Notes due 2007 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

     (iv) A Current Report on Form 8-K dated and filed on January 25, 2002, pertaining to an opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences described in the Prospectus Supplement dated January 25, 2002 included in the Registration Statement on Form S-3 filed by the Company relating to the registration of up to $10,006,693,162 aggregate principal amount of Medium Term Notes and a consent in connection with the Registration Statement.

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

                                            The Bear Stearns Companies Inc.
                                            -------------------------------
                                                    (Registrant)


         Date:  April 15, 2002              By:  /s/ Marshall J Levinson
                                                 -----------------------
                                                  Marshall J Levinson
                                                  Controller
                                                 (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


     Exhibit No.   Description                                            Page
     -----------   -----------                                            ----

        (12)       Computation of Ratio of Earnings to Fixed Charges       37

        (15)       Letter re: Unaudited Interim Financial Information      38