Form 10-Q
period 2002-05-31
BEAR STEARNS COMPANIES INC
filed 2002-07-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002

or

[    ]  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 1-8989

The Bear Stearns Companies Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3286161 (I.R.S. Employer Identification Number)

383 Madison Avenue, New York, New York    10179
(Address of Principal Executive Offices)        (Zip Code)

(212) 272-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 11, 2002, the latest practicable date, there were 98,682,427 shares of Common Stock, $1 par value, outstanding.

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                  Page

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  as of May 31, 2002 (Unaudited) and
                  November 30, 2001 (Audited)                                              3

                  Consolidated Statements of Income (Unaudited)
                  for the three months and six months ended May 31, 2002 and
                  May 25, 2001                                                             4

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the six months ended May 31, 2002 and
                  May 25, 2001                                                             5

                  Notes to Consolidated Financial Statements (Unaudited)                   6

                  Independent Accountants' Report                                          19

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            20

Item 3.           Quantitative and Qualitative Disclosures about Market Risk               38

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                        40

Item 4.           Submission of Matters to a Vote of Security Holders                      43

Item 6.           Exhibits and Reports on Form 8-K                                         44

                  Signature                                                                45

Part I- Financial Information
Item 1. Financial Statements

THE BEAR STEARNS COMPANIES INC.

Consolidated Statements of
Financial Condition

                                                                                            (Unaudited)
                                                                                              May 31,         November 30,
 In thousands, except share data                                                               2002               2001
 ------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                             $   4,023,085      $   7,332,747
   Cash and securities deposited with clearing organizations or
     segregated in compliance with federal regulations                                       5,959,822          9,287,673
   Securities purchased under agreements to resell                                          42,487,810         41,742,485
   Securities received as collateral                                                         5,060,436          3,037,956
   Securities borrowed                                                                      52,934,698         51,911,092
   Receivables:
     Customers                                                                              15,758,472         17,558,956
     Brokers, dealers and others                                                             1,136,335          2,828,081
     Interest and dividends                                                                    325,470            277,246
   Financial instruments owned, at fair value
       Pledged as collateral                                                                34,431,854         23,562,448
       Not pledged as collateral                                                            19,875,069         24,348,803
   Property, equipment and leasehold improvements, net of accumulated depreciation
       and amortization of $625,420 and $952,014 in 2002 and 2001, respectively                505,211            519,089
   Other assets                                                                              3,129,582          3,123,652
                                                                                         -------------      -------------
   Total Assets                                                                          $ 185,627,844      $ 185,530,228
                                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                                                 $  12,133,491      $  13,658,510
   Securities sold under agreements to repurchase                                           54,563,923         50,135,295
   Obligation to return securities received as collateral                                    5,060,436          3,037,956
   Payables:
     Customers                                                                              48,771,425         53,590,217
     Brokers, dealers and others                                                             7,443,441          7,879,469
     Interest and dividends                                                                    541,738            575,645
   Financial instruments sold, but not yet purchased, at fair value                         24,051,183         24,749,040
   Accrued employee compensation and benefits                                                1,040,906          1,284,391
   Other liabilities and accrued expenses                                                      982,352            799,624
                                                                                         -------------      -------------
                                                                                           154,588,895        155,710,147
                                                                                         -------------      -------------
   Commitments and contingencies (Note 3)

   Long-term borrowings                                                                     24,513,191         23,429,054
                                                                                         -------------      -------------
   Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities           562,500            762,500
                                                                                         -------------      -------------
STOCKHOLDERS' EQUITY
   Preferred stock                                                                             736,823            800,000
   Common stock, $1.00 par value; 500,000,000 shares authorized as of
     May 31, 2002 and November 30, 2001; 184,805,848 shares issued as of
     May 31, 2002 and November 30, 2001                                                        184,806            184,806
   Paid-in capital                                                                           2,740,276          2,728,981
   Retained earnings                                                                         3,598,693          3,118,635
   Employee stock compensation plans                                                         1,961,520          2,015,375
   Unearned compensation                                                                      (204,666)          (230,071)
   Treasury stock, at cost:
     Adjustable Rate Cumulative Preferred Stock Series A:
       2,520,750 shares as of May 31, 2002 and November 30, 2001                              (103,421)          (103,421)
     Common stock: 85,450,582 and 84,763,780 shares as of May 31, 2002
       and November 30, 2001, respectively                                                  (2,950,773)        (2,885,778)
                                                                                         -------------      -------------
   Total Stockholders' Equity                                                                5,963,258          5,628,527
                                                                                         -------------      -------------
   Total Liabilities and Stockholders' Equity                                            $ 185,627,844      $ 185,530,228
                                                                                         =============      =============

        See Notes to Consolidated Financial Statements.

THE BEAR STEARNS COMPANIES INC.

Consolidated Statements of
Income

                                                                                                   (Unaudited)
                                                                          -----------------------------------------------------------
                                                                                Three Months Ended             Six Months Ended
                                                                          -----------------------------------------------------------
                                                                              May 31,         May 25,       May 31,         May 25,
In thousands, except share and per share data                                  2002            2001          2002            2001
-------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Commissions                                                            $    273,078   $    290,767   $    537,735   $     573,168
   Principal transactions                                                      705,791        722,569      1,366,541       1,312,140
   Investment banking                                                          463,818        181,389        615,712         319,713
   Interest and dividends                                                      584,522      1,215,744      1,183,155       2,302,343
   Other income                                                                 43,195         38,913         85,405          78,194
                                                                          ------------   ------------   ------------   -------------
     Total revenues                                                          2,070,404      2,449,382      3,788,548       4,585,558
   Interest expense                                                            462,738      1,080,724        941,704       2,003,113
                                                                          ------------   ------------   ------------   -------------
     Revenues, net of interest expense                                       1,607,666      1,368,658      2,846,844       2,582,445
                                                                          ============   ============   ============   =============
NON-INTEREST EXPENSES
   Employee compensation and benefits                                          713,569        735,641      1,347,211       1,370,766
   Floor brokerage, exchange and clearance fees                                 48,438         41,092         88,187          76,665
   Communications and technology                                                93,419        113,504        198,092         228,538
   Occupancy                                                                    37,229         37,294         81,435          68,551
   Advertising and market development                                           30,199         33,705         53,723          67,537
   Professional fees                                                            31,771         47,853         65,595          85,281
   Other expenses                                                              133,589         92,740        219,622         165,314
                                                                          ------------   ------------   ------------   -------------
     Total non-interest expenses                                             1,088,214      1,101,829      2,053,865       2,062,652
                                                                          ============   ============   ============   =============
   Income before provision for income taxes and cumulative effect of
     change in accounting principle                                            519,452        266,829        792,979         519,793
   Provision for income taxes                                                  176,600         97,336        269,601         184,346
                                                                          ------------   ------------   ------------   -------------
   Income before cumulative effect of change in accounting principle           342,852        169,493        523,378         335,447
   Cumulative effect of change in accounting principle, net of tax                --             --             --            (6,273)
                                                                          ------------   ------------   ------------   -------------
   Net income                                                             $    342,852   $    169,493   $    523,378   $     329,174
                                                                          ============   ============   ============   =============
   Net income applicable to common shares                                 $    333,538   $    159,715   $    504,286   $     309,618
                                                                          ============   ============   ============   =============
   Basic earnings per share                                               $       2.80   $       1.23   $       4.18       $2.34 (1)
                                                                          ============   ============   ============   =============
   Diluted earnings per share                                             $       2.59   $       1.18   $       3.87       $2.24 (1)
                                                                          ============   ============   ============   =============
      Weighted average common and common equivalent shares outstanding:
         Basic                                                             133,772,110    145,455,590    134,280,242     147,164,834
                                                                          ============   ============   ============   =============
         Diluted                                                           147,592,256    154,825,604    148,011,523     156,749,394
                                                                          ============   ============   ============   =============
   Cash dividends declared per common share                               $       0.15   $       0.15   $       0.30   $        0.30
                                                                          ============   ============   ============   =============

See Notes to Consolidated Financial Statements.

(1) Amount reflects earnings per share after change in accounting principle. Basic earnings per share and diluted earnings per share before the change in accounting principle were $2.38 and $2.28, respectively.

Note:  Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

THE BEAR STEARNS COMPANIES INC.

Consolidated Statements of
Cash Flows

                                                                                                        (Unaudited)
                                                                                                       Six Months Ended
                                                                                               ------------------------------
                                                                                                    May 31,          May 25,
  In thousands                                                                                       2002             2001
  ---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                  $   523,378      $   329,174
    Adjustments to reconcile net income to cash (used in) provided by operating activities:
       Depreciation and amortization                                                                 89,534           97,625
       Deferred income taxes                                                                        (59,503)         (99,332)
       Other                                                                                        (29,290)          81,588
    Decreases (increases) in operating receivables:
       Cash and securities deposited with clearing organizations or segregated
           in compliance with federal regulations                                                 3,327,851       (3,898,888)
       Securities purchased under agreements to resell                                             (745,325)      (2,797,182)
       Securities borrowed                                                                       (1,023,606)       3,699,446
       Receivables:
           Customers                                                                              1,800,484       (1,096,756)
           Brokers, dealers and others                                                            1,691,746       (1,320,726)
       Financial instruments owned                                                               (6,447,944)       1,629,212
       Other assets                                                                                  32,879           32,806
    Increases (decreases) in operating payables:
       Securities sold under agreements to repurchase                                             4,428,628       (6,137,257)
       Payables:
           Customers                                                                             (4,818,792)       4,994,729
           Brokers, dealers and others                                                             (440,479)        (159,260)
       Financial instruments sold, but not yet purchased                                           (697,857)       7,048,570
       Accrued employee compensation and benefits                                                  (334,101)        (584,619)
       Other liabilities and accrued expenses                                                       148,823         (142,995)
                                                                                                -----------      -----------
    Cash (used in) provided by operating activities                                              (2,553,574)       1,676,135
                                                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments for short-term borrowings                                                       (1,525,019)      (2,480,251)
    Net proceeds from issuance of long-term borrowings                                            2,655,953        2,662,474
    Redemption of preferred stock issued by a subsidiary                                           (200,000)            --
    Net proceeds from issuance of subsidiary securities                                                --            254,231
    Redemption of preferred stock                                                                   (51,967)            --
    Tax benefit of common stock distributions                                                         9,106            3,150
    Payments for:
       Retirement of long-term borrowings                                                        (1,578,330)      (2,147,842)
       Treasury stock purchases - common stock                                                     (118,587)        (362,418)
    Cash dividends paid                                                                             (49,554)         (51,380)
                                                                                                -----------      -----------
    Cash used in financing activities                                                              (858,398)      (2,122,036)
                                                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, equipment and leasehold improvements                                     (75,656)         (86,314)
    Purchases of investment securities and other assets                                             (22,805)         (45,163)
    Proceeds from sales of investment securities and other assets                                   200,771           10,471
                                                                                                -----------      -----------
    Cash provided by (used in) investing activities                                                 102,310         (121,006)
                                                                                                -----------      -----------
    Net decrease in cash and cash equivalents                                                    (3,309,662)        (566,907)
    Cash and cash equivalents, beginning of year                                                  7,332,747        2,319,974
                                                                                                -----------      -----------
    Cash and cash equivalents, end of period                                                    $ 4,023,085      $ 1,753,067
                                                                                                ===========      ===========

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the “Company”). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The Consolidated Statement of Financial Condition as of May 31, 2002, the Consolidated Statements of Income for the three months and six months ended May 31, 2002 and May 25, 2001 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2002 and May 25, 2001 are unaudited. The November 30, 2001 Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

  The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 filed by the Company under the Securities Exchange Act of 1934.

  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation, that may affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

  The Company, through its principal operating subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments--Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. Global Clearing Services is comprised of clearance and commission-related areas that concentrate on the execution of trades for customers. Wealth Management is comprised of the Private Client Services (“PCS”) and Asset Management areas. See Note 8 of Notes to Consolidated Financial Statements.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  FINANCIAL INSTRUMENTS

  Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company’s proprietary trading and investment accounts, at fair value, were as follows:

                                                                                    May 31,             November 30,
         In thousands                                                              2002                   2001
         --------------------------------------------------------------------------------------------------------

         FINANCIAL INSTRUMENTS OWNED:
            US government and agency                                         $  14,320,380         $   7,182,008
            Other sovereign governments                                          3,343,308             1,337,042
            Corporate equity and convertible debt                                6,687,442             6,977,353
            Corporate debt                                                       6,787,828             7,862,890
            Derivative financial instruments                                     8,436,958             7,275,789
            Mortgages and other mortgage-backed securities                      12,705,740            16,051,753
            Other                                                                2,025,267             1,224,416
                                                                             -------------         -------------
                                                                             $  54,306,923         $  47,911,251
                                                                             =============         =============

         FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
            US government and agency                                         $   9,907,400         $  12,621,747
            Other sovereign governments                                          2,358,752             1,327,125
            Corporate equity                                                     3,516,445             3,279,875
            Corporate debt                                                       1,901,103             2,507,245
            Derivative financial instruments                                     6,367,483             5,013,048
                                                                             -------------         -------------
                                                                             $  24,051,183         $  24,749,040
                                                                             =============         =============
  As of May 31, 2002 and November 30, 2001, all Company-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as financial instruments, pledged as collateral, as required by Statement of Financial Accounting Standards (“SFAS”) No. 140.

  Financial instruments sold, but not yet purchased, represent obligations of the Company to deliver the specified financial instrument at the contracted price, and thereby, create a liability to purchase the financial instrument in the market at the then-prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the amount recognized in the Consolidated Statements of Financial Condition.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  COMMITMENTS AND CONTINGENCIES

  In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

  At May 31, 2002, the Company was contingently liable for unsecured letters of credit of $2.1 billion and letters of credit of $870.3 million secured by financial instruments, which are principally used as collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

  At May 31, 2002, U.S. government and agency securities with a market value of approximately $3.9 billion had been pledged against borrowed securities with an approximate market value of $3.8 billion.

  At May 31, 2002 the Company had net commercial lending commitments to investment-grade borrowers of $1.2 billion (gross commitments of $1.7 billion less $0.5 billion of associated hedges). Lending commitments to non-investment-grade borrowers totaled $557 million at May 31, 2002.

  In connection with the Company’s merchant banking activities, the Company has commitments to invest in several merchant banking funds approximating $781.1 million at May 31, 2002.

  In connection with the Company’s underwriting activities, which includes mortgage securitizations and municipal and equity underwriting, the Company had commitments to purchase new issues of securities aggregating $1.6 billion at May 31, 2002.

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

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  REGULATORY REQUIREMENTS

  Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”) and the capital rules of the New York Stock Exchange, Inc. (“NYSE”), the Commodity Futures Trading Commission (“CFTC”) and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $647.3 million which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions, as defined. At May 31, 2002, Bear Stearns’ net capital, as defined, of $2.30 billion exceeded the minimum requirement by $2.28 billion.

  BSIL and Bear Stearns International Trading Limited (“BSIT”), London-based broker-dealer subsidiaries, are subject to regulatory capital requirements of the Financial Services Authority.

  BSB, an Ireland-based bank principally involved in the trading and sales of fixed income, credit and equity derivative products, is registered in Ireland and is subject to the regulatory capital requirements of the Central Bank of Ireland.

  At May 31, 2002, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

  EARNINGS PER SHARE

  Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to the Capital Accumulation Plan for Senior Managing Directors, as amended (the “CAP Plan”), as well as any gain on redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain employee stock compensation plans which are assumed to be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to employee stock compensation plans.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  The computations of Basic and Diluted EPS are set forth below:
                                                                       Three Months Ended              Six Months Ended
         -----------------------------------------------------------------------------------------------------------------
                                                                   May 31,         May 25,         May 31,         May 25,
         In thousands, except per share amounts                     2002            2001            2002            2001
         -----------------------------------------------------------------------------------------------------------------
         Net income                                          $    342,852   $     169,493   $     523,378   $     329,174
         Preferred stock dividends                                 (9,314)         (9,778)        (19,092)        (19,556)
         Income adjustment (net of tax) applicable to
            vested deferred compensation arrangements              36,785          23,331          56,776          40,972
         Gain on redemption of preferred stock                     11,210                          11,210
         -----------------------------------------------------------------------------------------------------------------
         Net earnings used for Diluted EPS                   $    381,533   $     183,046   $      572,272  $     350,590
         =================================================================================================================
         Net earnings used for Basic EPS                     $    374,164   $     179,411   $     560,967   $     344,248
         =================================================================================================================
         Total basic weighted average common
            shares outstanding (1)                                133,772         145,456         134,280         147,165
         -----------------------------------------------------------------------------------------------------------------
         Effect of dilutive securities:
           Employee stock options                                   1,909             531           1,642             771
           CAP and restricted units                                11,911           8,839          12,090           8,813
         -----------------------------------------------------------------------------------------------------------------
         Dilutive potential common shares                          13,820           9,370          13,732           9,584
         -----------------------------------------------------------------------------------------------------------------
         Weighted average number of common shares
            outstanding and dilutive potential
            common shares                                         147,592         154,826         148,012         156,749
         =================================================================================================================
         Basic EPS                                           $       2.80    $       1.23    $       4.18    $       2.34(2)
         Diluted EPS                                         $       2.59    $       1.18    $       3.87    $       2.24(2)
         =================================================================================================================
  (1)  Includes 34,155,729 and 40,638,870 vested units for the three months ended May 31, 2002 and May 25, 2001, respectively and 34,467,349 and 40,616,267 vested units for the six months ended May 31, 2002 and May 25, 2001, respectively issued under certain employee stock compensation plans which are assumed to be distributed as shares of common stock.
  (2)   Net of a $.04 per share loss due to the cumulative effect of a change in accounting principle.

  CASH FLOW INFORMATION

  For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the six months ended May 31, 2002 and May 25, 2001. Income taxes paid totaled $188.7 million and $52.5 million for the six months ended May 31, 2002 and May 25, 2001, respectively.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  DERIVATIVES AND HEDGING ACTIVITIES

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's balance sheet at their then fair value. An important objective of the Company's risk management process is to hedge the economic risks associated with its long and short-term debt. To accomplish this objective the Company modifies the interest rate characteristics of its debt through derivatives, typically interest rate swaps. This is part of the on-going asset and liability risk management function. SFAS No. 133 now requires derivatives designated as hedges to be carried at their fair value, and that the hedged items previously carried at their accrued values now be marked to market to the extent of the mark to market on the derivatives designated as hedges. Any resultant change in values for both the hedging derivative and the hedged item is recognized in earnings immediately, with any net impact being deemed the `ineffective' portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges were included in principal transactions on the Consolidated Statement of Income and were immaterial for the three months and six months ended May 31, 2002.

  Derivatives Credit Risk

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

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

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

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of May 31, 2002:

                                                  Over-the-Counter Derivative Credit Exposure (1)
                                                               ($ in millions)

                                                                                                          Percentage
                                                                                         Exposure,       of Exposure,
                                                                                          Net of           Net of
                     Rating (2)                       Exposure        Collateral (3)    Collateral (4)   Collateral
                ------------------------------------------------------------------------------------------------------

                     AAA                              $ 1,468          $   604          $   907             28%
                     AA                                 1,680              280            1,406             44%
                     A                                    909              455              683             21%
                     BBB                                  237              242              151              5%
                     BB and lower                         263              588               65              2%
  (1)   Excluded are covered transactions that are structured to ensure that the market values of collateral will at all times equal or exceed the related exposures. The net exposure for these transactions will under all circumstances be zero.
  (2)   Internal counterparty credit ratings as assigned by the Company’s Credit Department, converted to rating agency equivalents.
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

  SEGMENT DATA

  The Company operates in three principal segments--Capital Markets, Global Clearing Services and Wealth Management. These segments offer different products and services. They are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions.

  The Capital Markets segment is comprised of Institutional Equities, Fixed Income and Investment Banking areas. Institutional Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities and foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade and high yield debt securities.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Such clients include prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and fully disclosed clients, who engage in either the retail or institutional brokerage business.

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

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

         For the three months ended May 31, 2002:

         In thousands                            Net Revenues            Pre-Tax Income             Segment Assets
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                          $ 1,302,941             $   561,143               $ 136,128,220
         Global Clearing Services                     186,148                  60,726                  50,812,843
         Wealth Management                            126,701                   8,681                   3,415,647
         Other (1)                                     (8,124)               (111,098)                 (4,728,866)
         ------------------------------------------------------------------------------------------------------------
         Total                                    $ 1,607,666             $   519,452               $ 185,627,844
         ============================================================================================================

         For the three months ended May 25, 2001:

         In thousands                           Net Revenues             Pre-Tax Income            Segment Assets (2)
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                         $ 1,018,985              $   276,392               $ 122,048,519
         Global Clearing Services                    207,383                   65,859                  53,941,162
         Wealth Management                           133,917                    4,209                   3,531,828
         Other (1)                                     8,373                  (79,631)                 (7,631,802)
         ------------------------------------------------------------------------------------------------------------
         Total                                   $ 1,368,658              $   266,829               $ 171,889,707
         ============================================================================================================

         For the six months ended May 31, 2002:

         In thousands                          Net Revenues              Pre-Tax Income             Segment Assets
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                       $  2,240,371               $   834,736               $ 136,128,220
         Global Clearing Services                   373,528                   129,699                  50,812,843
         Wealth Management                          249,912                    10,461                   3,415,647
         Other (1)                                  (16,967)                 (181,917)                 (4,728,866)
         ------------------------------------------------------------------------------------------------------------
         Total                                  $ 2,846,844               $   792,979               $ 185,627,844
         ============================================================================================================

         For the six months ended May 25, 2001:

         In thousands                          Net Revenues              Pre-Tax Income             Segment Assets (2)
         ------------------------------------------------------------------------------------------------------------
         Capital Markets                        $ 1,820,520               $   464,673               $ 122,048,519
         Global Clearing Services                   431,283                   144,992                  53,941,162
         Wealth Management                          278,505                    20,413                   3,531,828
         Other (1)                                   52,137                  (110,285)                 (7,631,802)
         ------------------------------------------------------------------------------------------------------------
         Total                                  $ 2,582,445               $   519,793               $ 171,889,707
         ============================================================================================================
  (1)  Other is comprised of consolidation/elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan, which approximated $64 million and $41 million for the three months ended May 31, 2002 and May 25, 2001, respectively, and $99 million and $72 million for the six months ended May 31, 2002 and May 25, 2001, respectively.
  (2)  Restated in accordance with SFAS No. 140.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

  Securitizations

  The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in financial instruments owned and are carried at fair value. Securitization transactions are generally treated as sales with resulting gain or loss included in trading revenue. Consistent with the valuation of similar inventory, fair value is estimated based on internal valuation pricing models that utilize variables such as forward yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for the pricing variables is primarily based on observable transactions in similar securities and is often further verified by external pricing sources, when available.

  During the quarter ended May 31, 2002, the Company securitized approximately $19.6 billion of financial assets comprising $12.3 billion in agency mortgage-backed securities, $6.9 billion in non-agency mortgage-backed securities and $0.4 billion in other asset-backed securities. The Company is an active market-maker in these securities and therefore may own retained interests in assets it securitizes, predominantly highly rated or government agency backed securities. Retained interests are recorded in financial instruments owned at fair value with resultant gains or losses reflected in net income. Retained interests in securitized assets, including senior and subordinated securities, approximated $2.3 billion and $3.8 billion at May 31, 2002 and November 30, 2001, respectively. As of May 31, 2002 and November 30, 2001, retained interests include $1.4 billion and $2.2 billion of agency mortgage-backed securities, respectively, $0.4 billion and $1.5 billion of non-agency mortgage-backed securities, respectively, and $0.5 billion and $0.1 billion of other asset-backed securities, respectively.

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

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

  THE BEAR STEARNS COMPANIES INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  At May 31, 2002 and November 30, 2001, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $203 billion and $192 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities, approximately $137 billion and $134 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales at May 31, 2002 and November 30, 2001, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
The Bear Stearns Companies Inc.

We have reviewed the accompanying consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of May 31, 2002, and the related consolidated statements of income for the three months and six months ended May 31, 2002 and May 25, 2001 and cash flows for the six months ended May 31, 2002 and May 25, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Bear Stearns Companies Inc. and Subsidiaries as of November 30, 2001, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001; and in our report dated January 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of November 30, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
July 11, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s principal business activities, investment banking, securities and derivatives trading, clearance and brokerage, are by their nature highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company’s net income and revenues have been, and are likely to continue to be, subject to wide fluctuations reflecting the impact of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events and the size, volume and timing of transactions.

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters are subject to risks and uncertainties, including those previously mentioned, which could cause actual results to differ materially from those discussed in the forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

For a description of the Company’s business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company’s risk management policies and procedures, see the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

Business Environment

The business environment during the second quarter ended May 31, 2002 was characterized by moderate U.S. economic growth and generally low inflation. The Federal Reserve Board (the "Fed") met twice during the quarter and left the Federal Funds rate unchanged at 1.75%. The Fed also changed its bias from weakness to neutral during the quarter indicating that the risks of inflation and economic weakness remain evenly balanced. Several economic reports evidenced that the U.S. economy continued to recover from a recession and that corporate profits were gaining strength. However, the lack of capital spending, continued uncertainties about the accuracy and reliability of corporate earnings and terrorism fears combined to precipitate a decline in all major equity indices during the quarter ended May 31, 2002.

Trading volumes on the exchanges were mixed. Average daily trading volume on the New York Stock Exchange ("NYSE") increased 5.7% while average daily trading volume on the NASDAQ declined 12.1% from the quarter ended May 25, 2001. During the quarter, the Dow Jones Industrial Average ("DJIA"), the Standard & Poor's 500 Index ("S&P 500") and the Nasdaq Composite Index ("Nasdaq") declined 9.8%, 16.5% and 28.2%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equity capital markets activities continued to feel the impact of difficult global economic conditions. Equity underwriting backlogs increased steadily throughout the 2002 quarter, however, equity trading volumes remained at depressed levels and global merger and acquisition activity was well off year ago levels. Fixed income new issuances and secondary trading activities continued to benefit from a steep yield curve and a low level of interest rates.

The business environment during the quarter ended May 25, 2001 reflected a slowdown in consumer spending, a decline in capital spending and an increase in unemployment, all of which contributed to a generally weak U.S. economy. The Fed responded by lowering the Federal Funds rate three times for a total of 150 basis points during the fiscal quarter to 4 percent, at the time, its lowest level in seven years, while indicating that inflation was not a significant concern. U.S. equity indices continued to be volatile during the quarter as the market responded to numerous economic reports, corporate earnings reports and profit warnings.

Results of Operations

Significant Accounting Policies

For a description of critical accounting policies, including those which involve varying degrees of judgement, see Management’s Discussion and Analysis and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 for a more comprehensive listing of significant accounting policies.

In the discussion to follow, results for the three months and six months ended May 31, 2002 will be compared to the results for the three months and six months ended May 25, 2001, respectively. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. See Note 1 of Notes to Consolidated Financial Statements for additional information on these reclassifications.

Three Months Ended May 31, 2002
Compared to Three Months Ended May 25, 2001

The Company reported net income of $342.9 million, or $2.59 per share (diluted), for the quarter ended May 31, 2002, which represented an increase of 102.3% from $169.5 million, or $1.18 per share (diluted), for the comparable prior year quarter. Results for the quarter ended May 31, 2002 reflect a merchant banking gain of $260.8 million, included in investment banking revenues, from an investment in and the subsequent initial public offering ("IPO") of Aeropostale. Excluding the impact of this transaction, earnings per share (diluted) was $1.55 for the quarter ended May 31, 2002, an increase of 31.4% from the comparable prior year quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues, net of interest expense (“net revenues”) increased 17.5% to $1.6 billion in the 2002 quarter from $1.4 billion in the comparable prior year quarter. The increase in net revenues was principally due to an increase in investment banking revenues, partially offset by reduced commission revenues, principal transactions revenues and net interest revenues. The increase in investment banking revenues reflects the merchant banking transaction as well as higher levels of equity and municipal new issue volume as compared to the prior year quarter. Clearance and retail commission revenues decreased and lower levels of customer margin debt and customer short balances from both retail and institutional investors resulted in reduced net interest revenues.

The Company's principal transactions revenues by reporting categories were as follows:

                                                              Three Months Ended
                                                 ----------------------------------------------
                                                   May 31,         May 25,        % Increase
       In thousands                                 2002             2001         (Decrease)
     ------------------------------------------------------------------------------------------
       Fixed Income                              $ 447,047       $  433,580           3.1%
       Equity                                      113,557          159,780         (28.9%)
       Derivative financial instruments            145,187          129,209          12.4%
     ==========================================================================================
       Total principal transactions              $ 705,791        $ 722,569          (2.3%)
     ==========================================================================================

Revenues from principal transactions in the 2002 quarter decreased 2.3% to $705.8 million from $722.6 million for the comparable prior year quarter. Revenues derived from equity activities declined 28.9% to $113.6 million during the quarter as weak global equity market conditions and depressed investor activity resulted in reduced customer flow. The decrease in revenues from equity activities was due to decreases in over-the-counter market-making, convertible arbitrage, risk arbitrage and specialists areas. Fixed income revenues increased 3.1% to $447.0 million benefiting from a steep yield curve and low interest rate environment. Strong results, driven by increased customer volumes resulting in record revenues in the mortgage-backed securities area as well as increased volume from the high yield, municipal and government bond areas all contributed to the increase in fixed income revenues. Derivatives financial instruments increased 12.4% to $145.2 million from $129.2 million for the comparable prior year quarter reflecting strong performances in fixed income as well as equity derivatives.

Business Segments

The remainder of Results of Operations is presented on a business segment basis. The Company’s three business segments—Capital Markets, Global Clearing Services and Wealth Management—are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks with the related revenues of such intersegment services allocated to the respective segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the Capital Accumulation Plan for Senior Managing Directors, as amended (the “CAP Plan”).

                                                         Capital Markets

                                                                Three Months Ended
                                              ------------------------------------------------------
                                                  May 31,             May 25,        % (Decrease)
         In thousands                              2002                2001            Increase
         -------------------------------------------------------------------------------------------
         Net revenues
              Institutional Equities          $   319,793              348,350             (8.2%)
              Fixed Income                        532,298              514,286              3.5%
              Investment Banking                  450,850              156,349            188.4%
         -------------------------------------------------------------------------------------------
         Total net revenues                   $ 1,302,941          $ 1,018,985             27.9%
         ===========================================================================================
         Pre-tax income                       $   561,143          $   276,392            103.0%
         ===========================================================================================

The Capital Markets segment is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. Institutional Equities consists of sales, trading and research in such areas as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk arbitrage and NYSE and American Stock Exchange, Inc. (“AMEX”) specialist activities. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade and high yield debt securities.

Net revenues for Capital Markets were $1.3 billion in the 2002 quarter, an increase of 27.9% from $1.0 billion in the comparable prior year quarter. Pre-tax income for Capital Markets was $561.1 million in the 2002 quarter, an increase of 103.0% from $276.4 million in the comparable prior year quarter.

Institutional Equities net revenues in the 2002 quarter decreased 8.2% to $319.8 million from $348.4 million in the comparable prior year quarter reflecting lower revenues from the convertible arbitrage, risk arbitrage, domestic sales, specialist and over-the-counter market-making areas. Weak global equity markets and depressed investor activity resulted in reduced customer flow and lower levels of announced mergers and acquisitions activity continued to provide fewer risk arbitrage opportunities. The decreases in these business areas were partially offset by strong results from the equity derivatives and options and futures market-making areas.

Fixed Income net revenues increased to $532.3 million in the 2002 quarter, an increase of 3.5% from $514.3 million in the comparable prior year quarter. A favorable interest rate environment resulted in record revenues from the mortgage-backed securities area and strong results in the interest rate and credit product areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Banking net revenues in the 2002 quarter increased 188.4% to $450.9 million from $156.3 million in the comparable prior year quarter. Investment Banking net revenues includes underwriting revenues, merchant banking revenues and advisory and other services revenues. Underwriting revenues increased 84.8% to $150.5 million in the 2002 quarter from $81.4 million in the comparable prior year quarter reflecting higher levels of equity and municipal underwriting activity. Revenues from merchant banking activities aggregated $274.0 million in the 2002 quarter as compared to $21.4 million in the quarter ended May 25, 2001. The 2002 quarter results include realized and unrealized gains in an investment in and the subsequent IPO of Aeropostale. At May 31, 2002, the Company retained an ownership interest of 10.3 million shares. These shares are subject to a six-month lockup agreement. The Company’s quarterly merchant banking revenues in any quarter are not indicative of merchant banking revenues for the full year. Advisory and other services revenues decreased to $26.4 million or 50.5% from $53.5 million in the comparable prior year quarter as the level of completed mergers and acquisitions activity continued to decline.

                                                       Global Clearing Services

                                                                 Three Months Ended
                                                -------------------------------------------------------
                                                  May 31,                 May 25,
         In thousands                              2002                    2001             % Decrease
         ----------------------------------------------------------------------------------------------
         Net revenues                           $ 186,148               $ 207,383            (10.2%)
         Pre-tax income                         $  60,726               $  65,859             (7.8%)

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Such clients include prime brokerage clients including hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors and fully disclosed clients, who engage in either the retail or institutional brokerage business.

Net revenues for Global Clearing Services decreased 10.2% to $186.1 million in the 2002 quarter from $207.4 million for the comparable prior year quarter. Pre-tax income for Global Clearing Services was $60.7 million in the 2002 quarter, a decrease of 7.8%, from $65.9 million for the comparable prior year quarter. Lower prime brokerage and fully disclosed commissions and lower levels of customer margin debt and customer shorts adversely impacted results in the 2002 quarter. Difficult equity market conditions characterized by unstable share prices produced fewer investment opportunities and resulted in lower leverage levels being employed by prime brokerage and fully disclosed customers. Average margin debt balances were $35.9 billion during the 2002 quarter compared to $37.8 billion during the comparable prior year quarter. Margin debt balances totaled $36.7 billion at May 31, 2002 compared to $42.2 billion at May 25, 2001. Average customer short balances were $47.5 billion during the 2002 quarter compared to $50.6 billion during the comparable prior year quarter and totaled $55.8 billion at May 31, 2002, a decrease from $61.4 billion at May 25, 2001. Average free credit balances were $18.5 billion during the 2002 quarter compared to $17.9 billion during the comparable prior year quarter and totaled $16.6 billion at May 31, 2002, an increase from $15.9 billion at May 25, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                       Wealth Management

                                                                    Three Months Ended
                                              --------------------------------------------------------
                                                    May 31,               May 25,         % (Decrease)
        In thousands                                2002                  2001              Increase
        ----------------------------------------------------------------------------------------------
        Net revenues                               $ 126,701            $ 133,917             (5.4%)
        Pre-tax income                             $   8,681            $   4,209            106.2%

The Wealth Management segment is comprised of the Private Client Services (“PCS”) and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company’s resources and professionals. PCS maintains approximately 500 account executives in its principal office and six regional offices.

Net revenues for Wealth Management were $126.7 million in the 2002 quarter, a decrease of 5.4%, from $133.9 million for the comparable prior year quarter. Pre-tax income for Wealth Management approximated $8.7 million in the 2002 quarter, an increase of 106.2%, from $4.2 million for the comparable prior year quarter. Private Client Services revenues decreased 6.8% to $86.7 million in the 2002 quarter from $93.0 million in the comparable prior year quarter due to a reduction in retail trading volume as a result of uncertain economic conditions and lower customer margin debt balances as individual investors continued to retreat from the equity markets. Asset Management revenues decreased 2.3% to $40.0 million in the 2002 quarter from $41.0 million in the comparable prior year quarter due to lower levels of performance-based fees from proprietary hedge fund products, partially offset by increased management fees from mutual funds, wrap accounts and alternative investments.

The Asset Management area had $24.8 billion in assets under management at May 31, 2002, which reflected a 9.6% increase over $22.6 billion in assets under management at May 25, 2001. Strong net inflows led to the growth in assets under management. Assets from alternative investment products grew 27.4% to approximately $6.6 billion under management at May 31, 2002 from $5.2 billion at May 25, 2001, while assets from mutual funds increased 14.3% to $6.1 billion at May 31, 2002 from $5.3 billion at May 25, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Non-Interest Expenses

                                                                      Three Months Ended
                                                       ---------------------------------------------------
                                                           May 31,             May 25,       % (Decrease)
       In thousands                                         2002                2001            Increase
       ---------------------------------------------------------------------------------------------------
       Employee compensation and benefits              $   713,569         $   735,641           (3.0%)
       Floor brokerage, exchange and clearance fees         48,438              41,092           17.9%
       Communications and technology                        93,419             113,504          (17.7%)
       Occupancy                                            37,229              37,294           (0.2%)
       Advertising and market development                   30,199              33,705          (10.4%)
       Professional fees                                    31,771              47,853          (33.6%)
       Other expenses                                      133,589              92,740           44.0%
       ---------------------------------------------------------------------------------------------------
       Total non-interest expenses                     $ 1,088,214         $ 1,101,829           (1.2%)
       ===================================================================================================

Employee compensation and benefits for the 2002 quarter were $713.6 million, down from $735.6 million for the comparable prior year quarter. Employee compensation and benefits as a percentage of net revenues was 44.4% for the 2002 quarter compared to 53.7% for the comparable prior year quarter. Excluding the impact of the merchant banking gain, compensation was $697.3 million, down 5.2% and compensation as a percentage of net revenues was 51.8%. Full-time employees decreased to 10,426 at May 31, 2002 from 10,855 at May 25, 2001.

Non-compensation expenses were $374.6 million for the 2002 quarter, an increase of 2.3% from $366.2 million in the comparable prior year quarter. Excluding the impact of the merchant banking transaction, non-compensation expenses were $351.6 million for the quarter, a 4.0% decrease from the comparable prior year quarter. Expenses related to the CAP Plan approximated $64 million for the 2002 quarter, an increase from approximately $41.0 million in the comparable prior year quarter, reflecting the higher level of earnings in the 2002 quarter associated with the merchant banking gain as compared to the comparable prior year quarter. Floor brokerage, exchange and clearance fees increased 17.9% to $48.4 million from $41.1 million for the comparable prior year quarter as a result of increased trading volume for futures and options and the use of the electronic platforms. These increases were substantially offset by decreases in communications and technology, professional fees, and advertising and market development costs, reflecting cost reduction measures taken during fiscal 2001. The decline in communications and technology costs was attributable to the completion of the Company’s relocation of its corporate headquarters to 383 Madison Avenue and the significant reduction of the use of technology consultants. Professional fees decreased as a result of decreases in non-information technology consulting fees and employment agency fees. The expense control measures enabled the Company to achieve a pre-tax profit margin of 32.3% for the 2002 quarter. Excluding the merchant banking gain pre-tax profit margin was 22.1% for the 2002 quarter compared to 19.5% for the comparable prior year quarter.

The Company’s effective tax rate decreased to 34.0% in the 2002 quarter compared to 36.5% for the comparable prior year quarter primarily due to an increase in tax preference items. The Company’s effective tax rate for the fiscal year ended November 30, 2001 was 33.0%.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended May 31, 2002
Compared to Six Months Ended May 25, 2001

The Company reported net income of $523.4 million, or $3.87 per share (diluted), for the six months ended May 31, 2002, which represented an increase of 59.0% from $329.2 million, or $2.24 per share (diluted), for the comparable prior year period. Results for the six months ended May 31, 2002 reflect a merchant banking gain of $260.8 million, included in investment banking revenues, from an investment in and the subsequent IPO of Aeropostale. Excluding the impact of this gain, earnings per share (diluted) was $2.83 for the six months ended May 31, 2002, an increase of 26.6% from the comparable prior year period.

Net revenues increased 10.2% to $2.8 billion in the 2002 period from $2.6 billion in the comparable prior year period. The increase in net revenues was primarily due to an increase in investment banking and principal transactions revenues, partially offset by a decrease in net interest and commission revenues. The increase in investment banking revenues was principally due to the Company’s merchant banking gain during the quarter ended May 31, 2002. Higher levels of equity and municipal new issue volume as compared to the prior year period also contributed to the increase in investment banking revenues. Lower levels of customer margin debt and customer short balances from retail and institutional investors resulted in reduced net interest revenues and economic conditions led to a reduction in clearance and retail commission revenues.

The Company's principal transactions revenues by reporting categories were as follows:

                                                                Six Months Ended
                                                 ----------------------------------------------
                                                     May 31,          May 25,      % Increase
       In thousands                                   2002             2001         (Decrease)
     ------------------------------------------------------------------------------------------
       Fixed Income                              $   912,818      $   720,780          26.4%
       Equity                                        207,369          348,721         (40.5%)
       Derivative financial instruments              246,354          242,639           1.5%
     ==========================================================================================
       Total principal transactions              $ 1,366,541      $ 1,312,140           4.1%
     ==========================================================================================

Revenues from principal transactions in the 2002 period increased 4.1% to $1.4 billion from $1.3 billion for the comparable prior year period, reflecting strong results from the Company’s fixed income activities, particularly in the mortgage-backed securities, high yield and government bond areas, partially offset by a decrease in the corporate bonds area. These business areas benefited from a favorable interest rate environment, characterized by a low level of short-term interest rates, a steep yield curve and increased customer order flow. The increase in revenues derived from fixed income activities was partially offset by a decrease in revenues derived from equity activities particularly in the convertible arbitrage, over the counter and risk arbitrage areas. Derivatives financial instruments increased 1.5% to $246.4 million from $242.6 million for the comparable prior year period reflecting an increase in fixed income derivatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments

                                                      Capital Markets

                                                                Six Months Ended
                                              ------------------------------------------------------
                                                  May 31,             May 25,        % (Decrease)
         In thousands                              2002                2001            Increase
         -------------------------------------------------------------------------------------------
         Net revenues
              Institutional Equities          $   567,711          $   689,521            (17.7%)
              Fixed Income                      1,080,492              854,675             26.4%
              Investment Banking                  592,168              276,324            114.3%
         -------------------------------------------------------------------------------------------
         Total net revenues                   $ 2,240,371          $ 1,820,520             23.1%
         ===========================================================================================
         Pre-tax income                       $   834,736          $   464,673             79.6%
         ===========================================================================================

Net revenues for Capital Markets were $2.2 billion in the 2002 period, an increase of 23.1% from $1.8 billion in the comparable prior year period. Pre-tax income for Capital Markets was $834.7 million in the 2002 period, an increase of 79.6% from $464.7 million in the comparable prior year period.

Institutional Equities net revenues in the 2002 period decreased 17.7% to $567.7 million from $689.5 million in the comparable prior year period reflecting lower revenues from the convertible arbitrage, risk arbitrage, over-the-counter market-making, domestic and international equity sales and trading, and specialist areas as weak global equity markets and depressed investor activity resulted in reduced customer flow. Declining volatility and widening credit spreads served to negatively impact convertible arbitrage activity during the 2002 period. Risk arbitrage revenues continued to be adversely impacted by lower levels of announced mergers and acquisitions activity, which consequently provided fewer risk arbitrage opportunities.

Fixed Income net revenues increased to $1.1 billion in the 2002 period, an increase of 26.4% from $854.7 million in the comparable prior year period. The low level of short-term interest rates and a steep yield curve resulted in increased levels of activity and revenues, particularly in the mortgage, asset-backed, credit and interest rate areas.

Investment Banking net revenues in the 2002 period increased 114.3% to $592.2 million from $276.3 million in the comparable prior year period. Investment Banking net revenues includes underwriting revenues, merchant banking revenues and advisory and other services revenues. Underwriting revenues increased 82.5% to $255.4 million in the 2002 period from $139.9 million in the comparable prior year period reflecting higher levels of equity and fixed income underwriting activity. Merchant banking revenues increased to $277.4 million in the 2002 period as compared to $46.7 million in the six months ended May 25, 2001. The 2002 period results include realized and unrealized gains in an investment in and the subsequent IPO of Aeropostale. Revenues derived from merchant banking may fluctuate significantly on a quarterly basis depending on the revaluation or sale of individual investments. Accordingly, the Company’s six month merchant banking revenues are not indicative of merchant banking revenues for the full year. Advisory services and other revenues decreased to $59.4 million or 33.8% from $89.7 million in the comparable prior year period as the level of completed mergers and acquisitions activity continued to decline.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                        Global Clearing Services

                                                                      Six Months Ended
                                                        ----------------------------------------------
                                                         May 31,            May 25,
         In thousands                                     2002                2001         % Decrease
         ---------------------------------------------------------------------------------------------
         Net revenues                                   $ 373,528           $ 431,283         (13.4%)
         Pre-tax income                                 $ 129,699           $ 144,992         (10.5%)

Net revenues for Global Clearing Services decreased 13.4% to $373.5 million in the 2002 period from $431.3 million for the comparable prior year period. Pre-tax income for Global Clearing Services was $129.7 million in the 2002 period, a decrease of 10.5%, from $145.0 million for the comparable prior year period. Lower prime brokerage and fully disclosed commissions and lower levels of customer margin debt and customer shorts adversely impacted results in the 2002 period. Difficult equity market conditions characterized by unstable share prices produced fewer investment opportunities and resulted in lower leverage levels being employed by prime brokerage and fully disclosed customers. Average margin debt balances were $35.5 billion during the 2002 period compared to $39.8 billion during the comparable prior year period. Margin debt balances totaled $36.7 billion at May 31, 2002 compared to $42.2 billion at May 25, 2001. Average customer short balances were $47.4 billion during the 2002 period compared to $52.8 billion during the comparable prior year period and totaled $55.8 billion at May 31, 2002, a decrease from $61.4 billion at May 25, 2001. Average free credit balances were $19.0 billion during the 2002 period compared to $18.1 billion during the comparable prior year period and totaled $16.6 billion at May 31, 2002, an increase from $15.9 billion at May 25, 2001.

                                                       Wealth Management

                                                                        Six Months Ended
                                                       -------------------------------------------------
                                                          May 31,            May 25,
        In thousands                                       2002               2001           % Decrease
        ------------------------------------------------------------------------------------------------
        Net revenues                                   $ 249,912           $ 278,505           (10.3%)
        Pre-tax income                                 $  10,461           $  20,413           (48.8%)

Net revenues for Wealth Management were $249.9 million in the 2002 period, a decrease of 10.3%, from $278.5 million for the comparable prior year period. Pre-tax income for Wealth Management was $10.5 million in the 2002 period, a decrease of 48.8%, from $20.4 million for the comparable prior year period. Private Client Services revenues decreased 11.8% to $173.9 million in the 2002 period from $197.1 million in the comparable prior year period due to a reduction in retail trading volume as a result of uncertain economic conditions and lower customer margin debt balances as individual investors continued to retreat from the equity markets. Asset Management revenues decreased 6.6% to $76.0 million in the 2002 period from $81.4 million in the comparable prior year period due to lower levels of performance-based fees from proprietary hedge fund products, partially offset by increased management fees from mutual funds, wrap accounts and alternative investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Non-Interest Expenses
                                                                        Six Months Ended
                                                       ---------------------------------------------------
                                                           May 31,             May 25,       %(Decrease)
       In thousands                                         2002                2001           Increase
       ---------------------------------------------------------------------------------------------------
       Employee compensation and benefits              $ 1,347,211         $ 1,370,766           (1.7%)
       Floor brokerage, exchange and clearance fees         88,187              76,665           15.0%
       Communications and technology                       198,092             228,538          (13.3%)
       Occupancy                                            81,435              68,551           18.8%
       Advertising and market development                   53,723              67,537          (20.5%)
       Professional fees                                    65,595              85,281          (23.1%)
       Other expenses                                      219,622             165,314           32.9%
       ---------------------------------------------------------------------------------------------------
       Total non-interest expenses                     $ 2,053,865         $ 2,062,652           (0.4%)
       ===================================================================================================

Employee compensation and benefits for the 2002 period were $1.3 billion, down from $1.4 billion for the comparable prior year period. Employee compensation and benefits as a percentage of net revenues was 47.3% for the 2002 period compared to 53.1% for the comparable prior year period. Excluding the impact of the merchant banking gain, compensation as a percentage of net revenues was 51.5%.

Non-compensation expenses were $706.7 million for the 2002 period, an increase of 2.1% from $691.9 million in the comparable prior year period. The increase in non-compensation expenses was primarily due to increases in CAP Plan expenses, legal costs, occupancy costs and floor brokerage, exchange and clearance fees. Expenses related to the CAP Plan approximated $99 million for the 2002 period, an increase from $72.0 million in the comparable prior year period, reflecting the higher level of earnings in the 2002 period as compared to the comparable prior year period. Floor brokerage, exchange and clearance fees increased 15.0% to $88.2 million from $76.7 million for the comparable prior year period as a result of increased trading volume for futures and options and the use of electronic platforms. These increases were offset by decreases in communications and technology fees, professional fees and advertising and marketing development costs, reflecting cost reduction measures taken during fiscal 2001. The decline in communications and technology costs was attributable to the completion of the Company’s relocation of its corporate headquarters to 383 Madison Avenue in the 2002 quarter and the significant reduction in the use of technology consultants. Professional fees decreased as a result of decreases in non-information technology consulting fees and employment agency fees. The expense control measures enabled the Company to achieve a pre-tax profit margin of 27.9% for the 2002 period. Excluding the merchant banking gain, pre-tax profit margin was 22.1% for the 2002 period compared to 20.1% for the comparable prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s effective tax rate decreased to 34.0% in the 2002 period compared to 35.3% for the comparable prior year period primarily due to an increase in tax preference items. The Company’s effective tax rate for the fiscal year ended November 30, 2001 was 33.0%.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet with the vast majority of the Company’s assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company’s business as a securities dealer requires it to carry significant levels of securities inventories in order to meet its customer and proprietary trading needs. Additionally, the Company’s role as a financial intermediary for customer activities which it conducts on a principal basis, together with its customer-related activities attributable to its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowing and repurchase activity. The Company’s total assets and financial leverage can fluctuate, depending largely upon economic and market conditions, volume of activity and customer demand.

The Company’s total assets at May 31, 2002 increased to $185.6 billion from $185.5 billion at November 30, 2001. The Company’s total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders’ equity, increased to $31.0 billion at May 31, 2002 from $29.8 billion at November 30, 2001 primarily due to net issuances of long-term debt and was partially offset by the redemption of $200 million in preferred securities issued by Bear Stearns Capital Trust I, a wholly owned subsidiary of the Company and the partial redemption and retirement of the Company’s Preferred Stock, Series A, E, F and G.

The amount of long-term debt, as well as total capital, that the Company maintains is a function of its asset composition. The Company’s ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are a function of balance sheet risk (i.e., market, credit and liquidity) and regulatory capital requirements. The Company seeks to ensure the adequacy of its total capital base, the size of which is determined primarily as a function of the self-funding ability of its assets. As such, the mix and liquidity characteristics of assets being held are the primary determinant of required total capital, thus significantly influencing the amount of leverage that the Company can employ.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at May 31, 2002 and November 30, 2001. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low risk spread nature of its resale and securities borrowed positions renders net adjusted leverage as the most relevant measure.

                                                     May 31,         November 30,
    In billions, except ratios                        2002               2001
    -------------------------------------------------------------------------------
    Total Assets                                 $    185.6          $    185.5
    Adjusted Assets (1)                          $    138.1          $    140.7
    Net Adjusted Assets (2)                      $     85.1          $     88.8
    Leverage Ratio (3)                                 28.4                29.0
    Adjusted Leverage Ratio (4)                        21.2                22.0
    Net Adjusted Leverage Ratio(5)                     13.0                13.9

(1)   Adjusted Assets represent Total Assets less securities purchased under agreements to resell and the securities received as collateral.
(2)   Net Adjusted Assets represent Adjusted Assets less securities borrowed.
(3)   Leverage Ratio equals Total Assets divided by stockholders’ equity and preferred stock issued by subsidiaries.
(4)   Adjusted Leverage Ratio equals Adjusted Assets divided by stockholders’ equity and preferred stock issued by subsidiaries.
(5)   Net Adjusted Leverage Ratio equals Net Adjusted Assets divided by stockholders’ equity and preferred stock issued by subsidiaries.

Funding Strategy

The Company’s general funding strategy seeks to ensure liquidity and diversity of funding sources in order to meet the Company’s financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. In addition, with respect to short-term, unsecured financing, the Company’s emphasis on diversification by product, geography, maturity and instrument results in prudent, moderate usage of more credit sensitive, potentially less stable funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term funding also includes commercial paper, medium-term notes and bank borrowings generally having maturities from overnight to one year.

In addition to short-term funding sources, the Company utilizes equity, long-term senior debt and medium-term notes, as well as lines of credit as longer-term sources of secured and unsecured financing. The firm regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset’s ability to be used to obtain secured financing. This analysis results in a determination of the Company’s aggregate need for longer-term funding sources (i.e., long-term debt and equity). During the three months ended May 31, 2002, the Company received proceeds of approximately $692.8 million from the issuance of long-term debt, which was offset by payments approximating $1.0 billion relating to the retirements of long-term debt. The Company views long-term debt as a stable source of funding and thus additive to overall liquidity. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing. The Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding.

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

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization to allow it to endure changes in investor appetite and credit capacity to hold the Company’s debt obligations.

The Company has in place a committed Revolving Credit Facility (the “Facility”) totaling $3.03 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. (“Bear Stearns”), Bear, Stearns Securities Corp. (“BSSC”) and certain affiliates. The Facility also provides that The Bear Stearns Companies Inc. may borrow up to $1.515 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders’ equity of the Company and net capital of BSSC. The Facility terminates in February 2003 with all loans outstanding at that date payable no later than February 2004. There were no borrowings outstanding under the Facility at May 31, 2002.

The Company has in place a $1.25 billion committed Revolving Securities Repo Facility (the “Repo Facility”), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by Bear, Stearns International Limited (“BSIL”), Bear Stearns International Trading Limited (“BSIT”) and Bear Stearns Bank plc (“BSB”). The Repo Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders’ equity of the Company. The Repo Facility terminates in August 2002 with all repos outstanding at that date payable no later than August 2003. There were no borrowings outstanding under the Repo Facility at May 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has in place a $400 million committed Revolving Credit Facility (the “Credit Facility”), which permits borrowing on a secured basis collateralized by Japanese securities. The Credit Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders’ equity of the Company and net capital of BSSC. The Credit Facility terminates in December 2002 with all loans outstanding at that date payable no later than December 2003. There were no borrowings outstanding under the Credit Facility at May 31, 2002.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company’s long-term borrowings and equity has been used to fund investments in, and advances to, these regulated subsidiaries. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $17.6 billion and $19.7 billion had remaining maturities beyond one year at May 31, 2002 and November 30, 2001, respectively. The Company’s access to external sources of financing, as well as the cost of that financing, is dependent upon various factors and could be adversely affected by a deterioration of the Company’s operating performance and/or the Company’s short-term and long-term debt ratings. At May 31, 2002, the Company’s long-term/short-term debt ratings were as follows:

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

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 8, 2002, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (“Repurchase Program”) to replenish the previous authorization to allow the Company to purchase up to $1.2 billion of common stock in fiscal 2002 or beyond. During the quarter ended May 31, 2002, the Company purchased under the current authorization a total of 1,368,336 shares at a cost of approximately $83.3 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

Cash and cash equivalents decreased $3.3 billion to $4.0 billion at May 31, 2002. Cash used in operating activities was $2.6 billion, primarily attributable to an increase in financial instruments owned, a decrease in payables to customers and an increase in securities borrowed, partially offset by an increase in securities sold under agreements to repurchase, a decrease in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations and a decrease in receivables from customers. Cash used in financing activities of $858.4 million reflected retirements of long-term borrowings, net payments for short-term borrowings, the redemption of preferred stock issued by a subsidiary, common stock treasury stock purchases and the partial redemption and retirement of Preferred Stock, Series A E, F and G, partially offset by net proceeds from issuances of long-term borrowings. Cash provided by investing activities of $102.3 million reflected net proceeds from sale of investment securities and other assets, partially offset by purchases of property, equipment and leasehold improvements.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At May 31, 2002, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking Investments

As part of its merchant banking activities, the Company participates from time to time in principal investments in leveraged transactions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company’s principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment. At May 31, 2002, the Company held investments in 22 leveraged transactions with an aggregate recorded value of approximately $324.2 million, reflected in the Statement of Financial Condition in other assets. In addition, the Company has various direct and indirect principal investments in, as well as commitments to participate in, private investment funds that invest in leveraged transactions. See the summary table under Commitments below.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

High Yield Positions

As part of the Company’s fixed income activities, the Company participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage- related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively “high yield positions”). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization vehicles and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At May 31, 2002 and November 30, 2001, the Company held high yield positions approximating $3.4 billion and $3.0 billion, respectively, in long inventory, and $574.5 million and $700.7 million, respectively, in short inventory. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables aggregating $1.6 billion and $1.1 billion at May 31, 2002 and November 30, 2001, respectively.

Also included in the high yield positions are extensions of credit to highly leveraged companies. At May 31, 2002 and November 30, 2001, the amount outstanding to highly leveraged borrowers totaled $348.8 million and $413.1 million, respectively. Additionally, the Company has lending commitments to non-investment-grade borrowers. See the summary table under Commitments below. The Company also has exposure to non-investment-grade counterparties related to its trading-related derivative activities; such amounts at May 31, 2002 and November 30, 2001 were $65.0 million and $55.0 million, net of collateral, respectively.

The Company’s Risk Committee monitors exposure to market and credit risk with respect to high yield positions and establishes limits with respect to overall market exposure and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company’s high yield positions, and the impact of such activities upon the Company’s results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company's contractual borrowing obligations as of May 31, 2002:

                                                                    Payments Due By Period
                                                     -------------------------------------------------
                                                      Remaining     Fiscal       Fiscal
                                                       Fiscal        2003-        2005-
                                                        2002         2004         2006      Thereafter      Total
-------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)

Long-term borrowings (1)                             $ 2,964       $ 8,832      $ 5,928      $ 6,789      $ 24,513
Future minimum lease payments                             23            87           63          204           377
Guaranteed indebtedness of a non-consolidated
  lessor                                                                                         576           576
-------------------------------------------------------------------------------------------------------------------

(1)   Amounts include fair value adjustment in accordance with SFAS No. 133.

Commitments

The Company's commitments as of May 31, 2002:

                                                        Amount of Commitment Expiration Per Period
                                                     -------------------------------------------------
                                                      Remaining     Fiscal       Fiscal
                                                       Fiscal        2003-        2005-
                                                        2002         2004         2006      Thereafter      Total
-------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)
Commercial loan commitments: (1)
    Investment-grade                                 $   291       $ 1,007     $   215       $   165      $  1,678
    Non-investment grade                                   5           193         184           175           557
Commitments to invest in private equity related
    investments and partnerships (2)                                                                           748
Letters of credit (3)                                  2,821            91          15            13         2,940
Underwriting commitments (3)                           1,607                                                 1,607
Other commercial commitments                           286                                                   286
-------------------------------------------------------------------------------------------------------------------

(1)  Commitments are shown gross of associated hedges of $455 million for investment-grade borrowers.
(2)  At May 31, 2002, commitments to invest in funds that invest in merchant banking related investments and commitments to invest in private equity related investments aggregated $748 million. These commitments will be funded as required through the end of the respective investment periods.
(3)   See Note 3 of Notes to Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a description of the Company’s risk management policies and Value-at-Risk (“VaR”) model, including a discussion of the Company’s primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk and a discussion of how those exposures are managed, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

The total VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. This table illustrates the VaR for each component of market risk at May 31, 2002, November 30, 2001 and May 25, 2001.

                                              May 31,            November 30,              May 25,
In millions                                    2002                  2001                   2001
----------------------------------------------------------------------------------------------------
MARKET RISK
    Interest rate                          $   10.9              $   12.6               $    9.2
    Currency                                    1.5                   1.1                    1.0
    Equity                                      4.0                   5.3                    6.6
    Diversification benefit                    (5.7)                 (5.3)                  (5.5)
----------------------------------------------------------------------------------------------------
Total                                      $   10.7              $   13.7               $   11.3
====================================================================================================

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2002 quarter:

In millions                                    High                    Low                 Average
-----------------------------------------------------------------------------------------------------
MARKET RISK
    Interest rate                          $   17.3               $    9.7              $   12.4
    Currency                                    1.5                    0.7                   1.0
    Equity                                      5.3                    4.0                   4.5
    Aggregate VaR                              17.8                   10.7                  13.1
-----------------------------------------------------------------------------------------------------

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended May 31, 2002 and May 25, 2001, respectively. These charts represent a historical summary of the results generated by the Company’s trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $11.0 million and $11.3 million for the quarters ended May 31, 2002 and May 25, 2001, respectively. During the quarters ended May 31, 2002 and May 25, 2001, there were no trading days in which total daily trading losses exceeded the reported total period end VaR amounts. The frequency distribution of the Company's daily net trading revenues reflects the Company’s historical ability to manage its exposure to market risk and the diversified nature of its trading activities. While no guarantee can be given regarding future net trading revenues or future earnings volatility, the Company will continue to pursue policies and procedures that assist the firm in measuring and monitoring its risks.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

DAILY NET TRADING REVENUES FREQUENCY DISTRIBUTION

[Vertical bar graphs of Frequency (y-axis) versus Daily Net Trading Revenues (x-axis) representing the following information appear here in paper format]

                                                Quarter Ended May 31, 2002

                                           Daily Net Trading          Frequency
                                                Revenues             (Number of
                                            ($ in millions)          Trading Days)

                                               (15)-(10)                   1
                                               (10)-(5)                    0
                                                 (5)-0                     2
                                                  0-5                     10
                                                 5-10                     18
                                                 10-15                    15
                                                 15-20                     9
                                                 20-25                     7
                                                 25-30                     0
                                                  30+                      2

                                                Quarter Ended May 25, 2001

                                           Daily Net Trading          Frequency
                                                Revenues             (Number of
                                            ($ in millions)          Trading Days)

                                               (15)-(10)                   0
                                               (10)-(5)                    0
                                                 (5)-0                     0
                                                  0-5                      7
                                                 5-10                     26
                                                 10-15                    16
                                                 15-20                     9
                                                 20-25                     4
                                                 25-30                     2
                                                  30+                      0

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

A.I.A. Holding, S.A., et al. v. Lehman Brothers, Inc., et al.

As previously reported in the Company’s Fiscal Year 2001 Form 10-K (the “2001 Form 10-K”), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On May 9, 2002, the court granted in part motions filed by Bear Stearns, Lehman, and the plaintiffs, seeking reconsideration of the court’s January 23, 2002 decision, which granted in part Bear Stearns’ and Lehman Brothers’ motion for summary judgment. On reconsideration, the court reinstated the claim for aiding and abetting fraud asserted by three of the four plaintiffs whose claims against Bear Stearns had been dismissed in their entirety; the fourth plaintiff’s claims against Bear Stearns remain dismissed. In addition, the court reinstated the plaintiffs’ secondary liability claims with respect to certain of the plaintiffs. Finally, the court dismissed all claims asserted by the plaintiff with the largest claim against Bear Stearns in the first group of plaintiffs set for trial (the court has randomly divided the remaining plaintiffs into fourteen separate groups for purposes of trial).

On June 14, 2002, the court granted in part Bear Stearns’ and Lehman’s motion for partial summary judgment concerning the claim for damages of the first group of plaintiffs. With respect to the fraud claims, the court held that plaintiffs are limited to out-of-pocket damages and cannot recover lost opportunity damages or lost profits. With respect to the remaining claims, the court held that plaintiffs are not precluded from recovering lost profits on the portion of their investments that their broker, Ahmad Ihsan El-Daouk, allegedly promised would be invested in United States treasury bills.

Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has meritorious defenses to these claims.

John Berwecky, et al. v. Bear, Stearns & Co. Inc., et al./Jack Perry v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's 2001 Form 10-K, Bear Stearns is a defendant in litigation pending the United States District Court for the Southern District of New York.

The parties have reached an agreement in principle, which is subject to court approval, to settle this action.

LEGAL PROCEEDINGS

Utah State Retirement Board and Public Employees' Retirement Association of Colorado v. McKesson HBOC, Inc., et al./Minnesota State Board of Investment v. McKesson HBOC, Inc., et al./State of Oregon, By and Through the Oregon Public Employees Retirement Board v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's 2001 Form 10-K, Bear Stearns is a defendant in a litigation pending in the Superior Court of California, County and City of San Francisco.

On July 1, 2002, the court sustained defendants' demurrer in part and dismissed all claims except claims based on common law fraud and negligence.

The Company has denied all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

Rogers v. Sterling Foster & Co., Inc.

As previously reported in the Company’s 2001 Form 10-K, Bear Stearns, Bear, Stearns Securities Corp. (“BSSC”) and an officer of BSSC are defendants in a litigation pending in the United States District Court for the Eastern District of New York.

On June 27, 2002, the court granted defendants' motion and dismissed this action in its entirety.

Levitt, et al. v. Bear Stearns, et al.

As previously reported in the Company’s 2001 Form 10-K, Bear Stearns and BSSC are defendants in a litigation pending in the United States District Court for the Southern District of New York.

On June 27, 2002, the court granted defendants' motion and dismissed this action in its entirety.

LEGAL PROCEEDINGS

IPO Allocation Securities and Antitrust Litigations.

As previously reported in the Company's 2001 Form 10-K, Bear Stearns is a defendant in litigations pending in the United States District Court for the Southern District of New York.

Beginning on April 19, 2002, the plaintiffs in litigations asserting violations of the federal securities laws in connection with the allocation of securities in certain public offerings filed amended complaints by virtue of which the public offerings of each of the 308 issuers is now the subject of a separate complaint. Bear Stearns is a defendant in 94 of these amended complaints. As amended, the complaints allege, among other things, that the underwriters, including Bear Stearns, violated Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on the wrongdoing alleged in the original complaints and by causing their securities analysts to issue unwarranted positive reports regarding the securities of the issuers. Compensatory damages in unspecified amounts are sought.

The Company has denied all allegations of wrongdoing asserted against it in these litigations, and believes that it has substantial defenses to these claims.

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on March 26, 2002 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s Non-Employee Directors' Stock Option and Stock Unit Plan to provide for the annual grant of Restricted Stock Units and permit Non-Employee Directors to elect to receive options or shares of common stock in exchange for up to one-half of their annual cash retainer. The stockholders of the Company also approved an amendment to the Company’s Stock Award Plan to increase the number of shares subject to awards granted under the Stock Award Plan. In addition, at the Annual Meeting the stockholders of the Company elected eleven directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the shares of common stock represented at the Annual Meeting and entitled to vote on each matter was required to approve the amendment to the Non-Employee Director's Stock Option and Stock Unit Plan and the amendment to the Stock Award Plan, while the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendment to the Non-Employee Directors' Stock Option and Stock Unit Plan and the amendment to the Stock Award Plan, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                                                             Broker
                                                                 For           Against       Abstained      Non-Votes
                                                              ----------      ----------     ---------     ----------
Amendment to the Non-Employee
     Directors' Stock Option and Stock Unit Plan              84,502,515       6,502,160       711,755             0
Amendment to the Stock
     Award Plan                                               52,841,913      15,279,140     4,926,871     18,668,506

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast and/or withheld with respect to each such nominee.

           Nominees                                          For                      Withheld
          -----------------------------------        --------------------       --------------------

          James E. Cayne                                  89,633,156                  2,083,274
          Carl D. Glickman                                89,608,691                  2,107,739
          Alan C. Greenberg                               90,189,715                  1,526,715
          Donald J. Harrington                            90,203,503                  1,512,927
          William L. Mack                                 89,644,710                  2,071,720
          Frank T. Nickell                                90,206,885                  1,509,545
          Frederic V. Salerno                             89,640,819                  2,075,611
          Alan D. Schwartz                                89,639,181                  2,077,249
          Warren J. Spector                               89,636,015                  2,080,415
          Vincent Tese                                    89,589,435                  2,126,995
          Fred Wilpon                                     90,205,936                  1,510,494

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

           (10)(a)(1)     Stock Award Plan (incorporated by reference to Exhibit 4(c) to the Form S-8 filed on April 11, 2002 (File No.-333-860-60)).

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

(i)     A Current Report on Form 8-K dated March 20, 2002 and filed on March 22, 2002, pertaining to the Company's results of operations for the three months ended February 28, 2002.

(ii)     A Current Report on Form 8-K dated March 27, 2002 and filed on April 2, 2002, announcing its regular quarterly cash dividend on its outstanding shares of common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bear Stearns Companies Inc.
(Registrant)

By:	/s/ Marshall J Levinson Marshall J Levinson Controller (Principal Accounting Officer)

Date:  July 15, 2002

THE BEAR STEARNS COMPANIES INC.
FORM 10-Q

EXHIBIT INDEX

           Exhibit No.     Description                                                            Page

            (10)(a)(1)     Stock Award Plan (incorporated by reference to Exhibit 4(c)
                           to the Form S-8 filed on April 11, 2002 (File No.-333-860-60))

            (12)           Computation of Ratio of Earnings to Fixed Charges                       47

            (15)           Letter re: Unaudited Interim Financial Information                      48