Form 10-Q
period 2002-08-31
BEAR STEARNS COMPANIES INC
filed 2002-10-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 11, 2002, the latest practicable date, there were 96,138,210 shares of Common Stock, $1 par value, outstanding.

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of Financial Condition
              as of August 31, 2002 (Unaudited) and
              November 30, 2001 (Audited)                                                  3

              Condensed Consolidated Statements of Income (Unaudited)
              for the three months and nine months ended
              August 31, 2002 and August 31, 2001                                          4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the nine months ended August 31, 2002 and
              August 31, 2001                                                              5

              Notes to Condensed Consolidated Financial Statements (Unaudited)             6

              Independent Accountants' Report                                             19

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                               20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                  40

Item 4.       Controls and Procedures                                                     42

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                           43

Item 5.       Other Information                                                           45

Item 6.       Exhibits and Reports on Form 8-K                                            46

              Signature                                                                   47

              Certifications                                                              48

Part I- Financial Information
   Item 1. Financial Statements

                                                              THE BEAR STEARNS COMPANIES INC.
                                                            Condensed Consolidated Statements of
                                                                    Financial Condition

                                                                                                      (Unaudited)
                                                                                                       August 31,      November 30,
In thousands, except share data                                                                           2002             2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                                        $   2,513,904    $   7,332,747
   Cash and securities deposited with clearing organizations or
      segregated in compliance with federal regulations                                                 7,772,018        9,287,673
    Securities purchased under agreements to resell                                                    41,350,308       41,742,485
    Securities received as collateral                                                                   4,980,274        3,037,956
    Securities borrowed                                                                                47,739,749       51,911,092
    Receivables:
      Customers                                                                                        17,532,598       17,558,956
      Brokers, dealers and others                                                                       2,006,124        2,828,081
      Interest and dividends                                                                              305,965          277,246
    Financial instruments owned, at fair value
        Pledged as collateral                                                                          40,773,330       23,562,448
        Not pledged as collateral                                                                      16,773,403       24,348,803
    Property, equipment and leasehold improvements, net of accumulated depreciation
        and amortization of $659,162 and $952,014 in 2002 and 2001, respectively                          501,897          519,089
    Other assets                                                                                        2,973,454        3,123,652
                                                                                                    -------------    -------------
    Total Assets                                                                                    $ 185,223,024    $ 185,530,228
                                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                                                           $  10,828,978    $  13,658,510
    Securities sold under agreements to repurchase                                                     53,107,651       50,135,295
    Obligation to return securities received as collateral                                              4,980,274        3,037,956
    Payables:
       Customers                                                                                       53,300,379       53,590,217
      Brokers, dealers and others                                                                       5,741,094        7,879,469
      Interest and dividends                                                                              501,949          575,645
    Financial instruments sold, but not yet purchased, at fair value                                   24,771,376       24,749,040
    Accrued employee compensation and benefits                                                          1,368,446        1,284,391
    Other liabilities and accrued expenses                                                              1,055,152          799,624
                                                                                                    -------------    -------------
                                                                                                      155,655,299      155,710,147
                                                                                                    =============    =============
    Commitments and contingencies (Note 3)
    Long-term borrowings                                                                               23,050,794       23,429,054
                                                                                                    -------------    -------------
    Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities                     562,500          762,500
                                                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
    Preferred stock                                                                                       692,832          800,000
    Common stock, $1.00 par value; 500,000,000 shares authorized as of
      August 31, 2002 and November 30, 2001; 184,805,848 shares issued as of
        August 31, 2002 and November 30, 2001                                                             184,806          184,806
    Paid-in capital                                                                                     2,744,395        2,728,981
    Retained earnings                                                                                   3,744,279        3,118,635
    Employee stock compensation plans                                                                   1,945,682        2,015,375
    Unearned compensation                                                                                (192,831)        (230,071)
    Treasury stock, at cost:
      Adjustable Rate Cumulative Preferred Stock Series A:
          2,520,750 shares as of August 31, 2002 and November 30, 2001                                   (103,421)        (103,421)
      Common stock: 87,153,299 and 84,763,780 shares as of August 31, 2002
          and November 30, 2001, respectively                                                          (3,061,311)      (2,885,778)
                                                                                                    -------------    -------------
    Total Stockholders' Equity                                                                          5,954,431        5,628,527
                                                                                                    -------------    -------------
    Total Liabilities and Stockholders' Equity                                                      $ 185,223,024    $ 185,530,228
                                                                                                    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                                                                THE BEAR STEARNS COMPANIES INC.
                                                                Condensed Consolidated Statements of
                                                                               Income

                                                                                                  (Unaudited)
                                                                          ----------------------------------------------------------
                                                                                Three Months Ended            Nine Months Ended
                                                                          ----------------------------------------------------------
                                                                           August 31,       August 31,     August 31,     August 31,
In thousands, except share and per share data                                2002             2001           2002            2001
------------------------------------------------------------------------------------------------------------------------------------
REVENUES

    Commissions                                                           $    297,191   $    266,958   $    834,926   $     840,126
    Principal transactions                                                     556,892        551,156      1,923,433       1,863,296
    Investment banking                                                         136,532        212,015        752,244         531,729
    Interest and dividends                                                     543,653      1,233,861      1,726,808       3,536,204
    Other income                                                                47,129         37,815        132,534         116,008
                                                                          ------------   ------------   ------------   -------------
       Total revenues                                                        1,581,397      2,301,805      5,369,945       6,887,363
    Interest expense                                                           427,013      1,097,047      1,368,717       3,100,160
                                                                          ------------   ------------   ------------   -------------
       Revenues, net of interest expense                                     1,154,384      1,204,758      4,001,228       3,787,203
                                                                          ------------   ------------   ------------   -------------
NON-INTEREST EXPENSES
    Employee compensation and benefits                                         595,616        635,034      1,942,827       2,005,800
    Floor brokerage, exchange and clearance fees                                56,644         41,773        144,831         118,438
    Communications and technology                                               90,736        112,806        288,828         341,344
    Occupancy                                                                   35,476         40,483        116,911         109,033
    Advertising and market development                                          26,628         33,442         80,351         100,979
    Professional fees                                                           29,878         47,446         95,473         132,727
    Other expenses                                                              74,202         89,088        293,824         254,403
                                                                          ------------   ------------   ------------   -------------
       Total non-interest expenses                                             909,180      1,000,072      2,963,045       3,062,724
                                                                          ------------   ------------   ------------   -------------
    Income before provision for income taxes and cumulative effect of
          change in accounting principle                                       245,204        204,686      1,038,183         724,479
    Provision for income taxes                                                  80,786         70,114        350,387         254,460
                                                                          ------------   ------------   ------------   -------------
    Income before cumulative effect of change in accounting principle          164,418        134,572        687,796         470,019
    Cumulative effect of change in accounting principle, net of tax               --             --             --            (6,273)
                                                                          ------------   ------------   ------------   -------------
    Net income                                                            $    164,418   $    134,572   $    687,796   $     463,746
                                                                          ============   ============   ============   =============
    Net income applicable to common shares                                $    156,094   $    124,794   $    660,380   $     434,411
                                                                          ============   ============   ============   =============
    Basic earnings per share                                              $       1.32   $       1.00   $       5.51   $        3.34(1)
                                                                          ============   ============   ============   =============
    Diluted earnings per share                                            $       1.23   $       0.95   $       5.10   $        3.20(1)
                                                                          ============   ============   ============   =============
      Weighted average common and common equivalent shares outstanding:
           Basic                                                           132,436,184    140,331,572    133,661,864     144,767,767
                                                                          ============   ============   ============   =============
           Diluted                                                         145,895,494    149,056,301    147,448,398     154,121,483
                                                                          ============   ============   ============   =============
    Cash dividends declared per common share                              $       0.15   $       0.15  $       0.45    $        0.45
                                                                          ============   ============   ============   =============

See Notes to Condensed Consolidated Financial Statements.

(1) Amount reflects earnings per share after change in accounting principle. Basic earnings per share and diluted earnings per share before the change in accounting principle were $3.39 and $3.24, respectively.

                                                                  THE BEAR STEARNS COMPANIES INC.
                                                                Condensed Consolidated Statements of
                                                                            Cash Flows

                                                                                                       (Unaudited)
                                                                                                    Nine Months Ended
                                                                                             -----------------------------
                                                                                                 August 31,    August 31,
 In thousands                                                                                      2002           2001
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $   687,796     $   463,746
   Adjustments to reconcile net income to cash (used in) provided by operating activities:
      Depreciation and amortization                                                               125,565         153,441
      Deferred income taxes                                                                       (55,237)       (101,251)
      Other                                                                                         6,289         113,866
   Decreases (increases) in operating receivables:
      Cash and securities deposited with clearing organizations or segregated
          in compliance with federal regulations                                                1,515,655      (7,676,336)
      Securities purchased under agreements to resell                                             392,177       1,198,086
      Securities borrowed                                                                       4,171,343       9,715,059
      Receivables:
         Customers                                                                                 26,358        (218,152)
         Brokers, dealers and others                                                              821,957         (42,806)
      Financial instruments owned                                                              (9,080,733)     (2,756,441)
      Other assets                                                                                199,625         440,894
   Increases (decreases) in operating payables:
      Securities sold under agreements to repurchase                                            2,972,356      (6,344,797)
      Payables:
         Customers                                                                               (289,838)      7,287,367
         Brokers, dealers and others                                                           (2,145,281)      3,517,475
      Financial instruments sold, but not yet purchased                                            22,336       1,102,277
      Accrued employee compensation and benefits                                                  (32,851)       (286,904)
      Other liabilities and accrued expenses                                                      181,832        (247,014)
                                                                                              ---------------------------
   Cash (used in) provided by operating activities                                               (480,651)      6,318,510
                                                                                              ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments for short-term borrowings                                                      (2,829,532)     (5,504,685)
   Net proceeds from issuance of long-term borrowings                                           3,413,789       5,274,042
   Redemption of preferred stock issued by a subsidiary                                          (200,000)           --
   Net proceeds from issuance of subsidiary securities                                               --           254,231
   Redemption of preferred stock                                                                  (91,336)           --
   Tax benefit of common stock distributions                                                       12,686           5,866
   Payments for:
      Retirement of long-term borrowings                                                       (4,409,691)     (3,644,968)
      Treasury stock purchases - common stock                                                    (242,997)       (880,045)
   Cash dividends paid                                                                            (73,008)        (76,545)
                                                                                              ---------------------------
   Cash used in financing activities                                                           (4,420,089)     (4,572,104)
                                                                                              ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment and leasehold improvements                                   (108,373)       (169,852)
   Purchases of investment securities and other assets                                            (34,029)        (74,407)
   Proceeds from sales of investment securities and other assets                                  224,299          17,003
                                                                                              ---------------------------
   Cash provided by (used in) investing activities                                                 81,897        (227,256)
                                                                                              ---------------------------
   Net (decrease) increase in cash and cash equivalents                                        (4,818,843)      1,519,150
   Cash and cash equivalents, beginning of year                                                 7,332,747       2,319,974
                                                                                              ---------------------------
   Cash and cash equivalents, end of period                                                   $ 2,513,904     $ 3,839,124
                                                                                              ===========================

See Notes to Condensed Consolidated Financial Statements.

Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. SFAS No. 140 and SFAS No. 125, as applicable, require balance sheet recognition for collateral related to certain secured transactions, which are non-cash activities and did not have an impact on the Condensed Consolidated Statements of Cash Flows.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries (the “Company”). All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The Condensed Consolidated Statement of Financial Condition as of August 31, 2002, the Condensed Consolidated Statements of Income for the three months and nine months ended August 31, 2002 and August 31, 2001 and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2002 and August 31, 2001 are unaudited. The November 30, 2001 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 filed by the Company under the Securities Exchange Act of 1934.

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation, that may affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION (continued)

Fixed Income and Investment Banking areas. Global Clearing Services is comprised of clearance and commission-related areas that concentrate on the execution of trades for customers. Wealth Management is comprised of the Private Client Services (“PCS”) and Asset Management areas. See Note 8 of Notes to Condensed Consolidated Financial Statements.

2. FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company’s proprietary trading and investment accounts, at fair value, were as follows:

                                                                        August 31,        November 30,
            In thousands                                                2002               2001
            -------------------------------------------------------------------------------------------

                FINANCIAL INSTRUMENTS OWNED:
                U.S. Government and agencies                           $ 9,965,625        $ 7,182,008
                Other sovereign governments                              2,327,845          1,337,042
                Corporate equity and convertible debt                    5,891,760          6,977,353
                Corporate debt and other                                 8,788,725          9,087,306
                Mortgages, mortgage-backed and asset-backed             20,484,576         16,051,753
                Derivative financial instruments                        10,088,202          7,275,789
                                                                       -----------        -----------
                                                                       $57,546,733        $47,911,251
                                                                       ===========        ===========

                FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
                U.S. Government and agencies                           $ 9,406,208        $12,596,768
                Other sovereign governments                              1,479,651          1,327,125
                Corporate equity                                         3,727,302          3,279,875
                Corporate debt and other                                 2,211,656          2,532,224
                Derivative financial instruments                         7,946,559          5,013,048
                                                                       -----------        -----------
                                                                       $24,771,376        $24,749,040
                                                                       ===========        ===========

As of August 31, 2002 and November 30, 2001, all Company-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as financial instruments, pledged as collateral, as required by Statement of Financial Accounting Standards (“SFAS”) No. 140.

Financial instruments sold, but not yet purchased, represent obligations of the Company to deliver the specified financial instrument at the contracted price, and thereby, create a liability to purchase the financial instrument in the market at the then-prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business the Company has commitments in connection with various activities, the most significant of which are as follows:

Commercial Lending

In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $0.9 billion at August 31, 2002 (gross commitments of $1.5 billion less $0.6 billion of associated hedges). Commercial lending commitments to non-investment-grade borrowers totaled $937.3 million at August 31, 2002.

Private Equity Related Investments and Partnerships

In connection with the Company’s merchant banking activities, the Company has commitments to invest in merchant banking or private equity related investment funds as well as commitments to invest directly in private equity related investments. At August 31, 2002, such commitments aggregated $744.9 million. These commitments will be funded, if called, through the end of the respective investment periods, primarily ending in 2011.

Underwriting

In connection with the Company's mortgage-backed securitizations, the Company has commitments to purchase new issues of securities aggregating $726.5 million at August 31, 2002.

Letters of Credit

At August 31, 2002, the Company was contingently liable for unsecured letters of credit of $1.8 billion and letters of credit of $1.0 billion secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES (continued)

Borrow Versus Pledge

At August 31, 2002, the Company had pledged securities, primarily U.S. Government and agency securities with a market value of approximately $3.3 billion as collateral for securities borrowed with an approximate market value of $3.1 billion.

Other

The Company participates in the acquisition, securitization, servicing and disposition of commercial and residential loans. At August 31, 2002, the Company had entered into commitments to purchase mortgage loans of $118.4 million.

The Company had commitments to purchase Chapter 13 and other credit card receivables of $157.5 million at August 31, 2002.

With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash funding requirements.

Litigation

In the normal course of business, the Company has been named as a defendant in several lawsuits which involve claims for substantial amounts. Additionally, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of results in such period. See Note 10 to Condensed Consolidated Financial Statements.

4. REGULATORY REQUIREMENTS

Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”) and the capital rules of the New York Stock Exchange, Inc. (“NYSE”), the Commodity Futures Trading Commission (“CFTC”) and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns is $510.8 million which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. REGULATORY REQUIREMENTS (continued)

transactions, as defined. At August 31, 2002, Bear Stearns’ net capital, as defined, of $1.78 billion exceeded the minimum requirement by $1.74 billion.

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

At August 31, 2002, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

5. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended (the “CAP Plan”), as well as any gain on redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain employee stock compensation plans which will be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to employee stock compensation plans.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. EARNINGS PER SHARE (continued)

The computations of Basic and Diluted EPS are set forth below:

                                                                              Three Months Ended            Nine Months Ended
            ------------------------------------------------------------------------------------------------------------------------
                                                                           August 31,     August 31,     August 31,      August 31,
            In thousands, except per share amounts                           2002           2001           2002             2001
            ------------------------------------------------------------------------------------------------------------------------

                Net income                                                $ 164,418      $ 134,572      $ 687,796      $ 463,746
                Preferred stock dividends                                    (8,324)        (9,778)       (27,416)       (29,335)
                Gain on redemption of preferred stock                         4,622                        15,832
                Income adjustment (net of tax) applicable to deferred
                 compensation arrangements-vested shares                     14,662         14,935         60,156         49,566
            ------------------------------------------------------------------------------------------------------------------------
                Net earnings used for Basic EPS                             175,378        139,729        736,368        483,977
                Income adjustment (net of tax) applicable to deferred
                 compensation arrangements-nonvested shares                   3,616          2,137         14,898          8,478
            ------------------------------------------------------------------------------------------------------------------------
                Net earnings used for Diluted EPS                         $ 178,994      $ 141,866      $ 751,266      $ 492,455
            ========================================================================================================================
              Total Basic weighted average common
                 shares outstanding (1)                                     132,436        140,332        133,662        144,768
            ------------------------------------------------------------------------------------------------------------------------
                Effect of dilutive securities:
                 Employee stock options                                       1,607          1,137          1,607            891
                 CAP and restricted units                                    11,852          7,587         12,179          8,462
            ------------------------------------------------------------------------------------------------------------------------
                Dilutive potential common shares                             13,459          8,724         13,786          9,353
            ------------------------------------------------------------------------------------------------------------------------
                Weighted average number of common shares
                 outstanding and dilutive potential
                 common shares                                              145,895        149,056        147,448        154,121
            ========================================================================================================================
                Basic EPS                                                 $    1.32      $    1.00      $    5.51      $    3.34 (2)
                Diluted EPS                                               $    1.23      $    0.95      $    5.10      $    3.20 (2)
            ========================================================================================================================

(1) Includes 33,935,786 and 41,849,595 vested units for the three months ended August 31, 2002 and August 31, 2001, respectively and 34,289,663 and 40,915,306 vested units for the nine months ended August 31, 2002 and August 31, 2001, respectively issued under certain employee stock compensation plans which will be distributed as shares of common stock.
(2) Net of $.05 and $.04 per share loss for Basic EPS and Diluted EPS, respectively, due to the cumulative effect of a change in accounting principle.

6. CASH FLOW INFORMATION

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the nine months ended August 31, 2002 and August 31, 2001. Income taxes paid totaled $220.1 million and $53.8 million for the nine months ended August 31, 2002 and August 31, 2001, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. DERIVATIVES AND HEDGING ACTIVITIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company’s balance sheet at their then fair value. An important objective of the Company’s risk management process is to hedge the economic risks associated with its long and short-term debt. To accomplish this objective, the Company modifies the interest rate characteristics of its debt through derivatives, typically interest rate swaps. This is part of the on-going asset and liability risk management function. SFAS No. 133 now requires derivatives designated as hedges to be carried at their fair value, and that the hedged items previously carried at their accrued values now be marked to market to the extent of the mark to market on the derivatives designated as hedges. Any resultant change in values for both the hedging derivative and the hedged item is recognized in earnings immediately, along with any net impact being deemed the ‘ineffective’ portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges were included in principal transactions on the Condensed Consolidated Statements of Income and were not material for the three months and nine months ended August 31, 2002.

Derivatives Credit Risk

Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor’s 500 Index), reference rate (e.g., London Interbank Offered Rate), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options, and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on-balance-sheet and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. DERIVATIVES AND HEDGING ACTIVITIES (continued)

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

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company’s exposure, at any point in time, to credit risk associated with counterparty nonperformance is generally limited to the net replacement cost of over-the-counter contracts, included in financial instruments owned, at fair value in the Company’s Condensed Consolidated Statements of Financial Condition on a net-by-counterparty basis. Exchange traded financial instruments, such as futures and options, generally do not give rise to significant counterparty exposure due to the margin requirements of the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

The Company has controls in place to monitor credit exposures by assessing the future creditworthiness of counterparties and limiting transactions with specific counterparties. The Company also seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. DERIVATIVES AND HEDGING ACTIVITIES (continued)

The following table summarizes the counterparty credit quality of the Company’s exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of August 31, 2002:

Over-the-Counter Derivative Credit Exposure (1)
($ in millions)

                                                               Exposure,      Percentage of
                                                                Net of      Exposure, Net of
       Rating (2)          Exposure      Collateral (3)      Collateral (4)     Collateral
       --------------------------------------------------------------------------------------------

       AAA                     $2,574            $984            $1,640            36%
       AA                       2,285             576             1,693            37%
       A                        1,367             719               845            19%
       BBB                        267             288               165             4%
       BB and lower               507             791               174             4%

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

The Capital Markets segment is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity, and advisory products and services. Each of the three businesses work in tandem to deliver advisory, fixed income, and equity products and services to corporate and institutional clients.

Institutional Equities combines the efforts of sales, trading and research in such areas as block trading, convertible bonds, over-the-counter equities, equity derivatives and risk arbitrage. Fixed Income includes the efforts of sales, trading and research for institutional

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SEGMENT DATA (continued)

clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield securities and foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advisory, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade and high yield debt securities.

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

The three business segments are comprised of many business areas with interactions among each. Revenues and expenses reflected below include those which are directly related to each segment. Revenues from inter-segment transactions are credited based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items including corporate overhead and interest which are internally allocated by the Company primarily based on balance sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SEGMENT DATA (continued)

                                        Three Months Ended                          Nine Months Ended
                                   ----------------------------                ----------------------------
                                    August 31,       August 31,        %          August 31,     August 31,          %
                                       2002            2001          Change         2002           2001           Change
                                   -----------     ------------      ------    -------------    -----------       ------
                                          (In thousands)                               (In thousands)
NET REVENUES

Capital Markets
     Institutional Equities        $   297,992      $   244,741       21.8%     $   865,703     $   934,262        (7.3%)
     Fixed Income                      427,601          416,128        2.8%       1,508,093       1,270,803        18.7%
     Investment Banking                133,932          213,458      (37.3%)        726,100         489,782        48.2%
                                   -----------      -----------                 -----------     -----------
Total Capital Markets                  859,525          874,327       (1.7%)      3,099,896       2,694,847        15.0%

Global Clearing Services               186,576          192,021       (2.8%)        560,104         623,304       (10.1%)
Wealth Management                      124,037          128,027       (3.1%)        373,949         406,532        (8.0%)
Other (1)                              (15,754)          10,383     (251.7%)        (32,721)         62,520      (152.3%)
                                   -----------      -----------                 -----------     -----------
           Total net revenues      $ 1,154,384      $ 1,204,758       (4.2%)    $ 4,001,228     $ 3,787,203         5.7%
                                   ===========      ===========                 ===========     ===========
PRE-TAX INCOME

Capital Markets                    $   257,716      $   196,028       31.5%     $ 1,092,452     $   660,701         65.3%
Global Clearing Services                72,226           43,251       67.0%         201,925         188,243          7.3%
Wealth Management                       (3,202)           9,750     (132.8%)          7,259          30,163        (75.9%)
Other (1)                              (81,536)         (44,343)     (83.9%)       (263,453)       (154,628)       (70.4%)
                                   -----------      -----------                 -----------     -----------
           Total pre-tax income    $   245,204      $   204,686       19.8%     $ 1,038,183     $   724,479         43.3%
                                   ===========      ===========                 ===========     ===========

                                     August 31,        August 31,         %
                                        2002             2001          Change
                                   -------------     -------------     ------
SEGMENT ASSETS (2)

Capital Markets                    $ 137,331,717     $ 119,038,960       15.4%
Global Clearing Services              48,891,867        50,764,188       (3.7%)
Wealth Management                      3,586,731         3,944,649       (9.1%)
Other (1)                             (4,587,291)       (3,764,818)     (21.8%)
                                   -------------     -------------
           Total segment assets    $ 185,223,024     $ 169,982,979        9.0%
                                   =============     =============

(1) Other is comprised of consolidation/elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan, which approximated $32 million and $30 million for the three months ended August 31, 2002 and August 31, 2001, respectively, and $131 million and $102 million for the nine months ended August 31, 2002 and August 31, 2001, respectively.

(2) Segment assets as of August 31, 2001 have been restated in accordance with SFAS No. 140.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

Securitizations

The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in financial instruments owned and are carried at fair value. Securitization transactions are generally treated as sales with resulting gain or loss included in trading revenue. Consistent with the valuation of similar inventory, fair value is determined based upon broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for the pricing variables is primarily based on observable transactions in similar securities and is often further verified by external pricing sources, when available.

During the quarter ended August 31, 2002, the Company securitized approximately $16.4 billion of financial assets comprising $9.9 billion in agency mortgage-backed securities, $5.5 billion in non-agency mortgage-backed securities and $1.0 billion in other asset-backed securities. The Company is an active market-maker in these securities and therefore may own retained interests in assets it securitizes, predominantly highly rated or government agency backed securities. Retained interests in securitized assets, including senior and subordinated securities, approximated $2.8 billion and $3.8 billion at August 31, 2002 and November 30, 2001, respectively. As of August 31, 2002 and November 30, 2001, retained interests include $2.0 billion and $2.2 billion of agency mortgage-backed securities, respectively, $0.4 billion and $1.5 billion of non-agency mortgage-backed securities, respectively, and $0.4 billion and $0.1 billion of other asset-backed securities, respectively.

Collateralized Financing Arrangements

The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

The Company receives collateral under reverse repurchase agreements, securities borrowing transactions and in connection with derivative transactions, customer margin loans and other secured money lending activities. In most instances, the Company is permitted to rehypothecate such securities. The Company also pledges its own assets to collateralize certain financing arrangements. These securities are recorded as financial instruments owned, pledged as collateral in the accompanying Condensed Consolidated Statements of Financial Condition. At August 31, 2002 and November 30, 2001, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $200 billion and $192 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities,

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

approximately $123 billion and $134 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales at August 31, 2002 and November 30, 2001, respectively.

10. SUBSEQUENT EVENT

On September 19, 2002, the United States Court of Appeals for the Second Circuit overturned a district court decision that upheld a jury verdict awarding Henryk de Kwiatkowski, a former customer of Bear Stearns, approximately $164.5 million in damages and interest in May 2000. The Court of Appeals, in a three to zero opinion, reversed the lower court’s ruling against Bear Stearns, finding that Bear Stearns had acted properly in all respects with regard to Henryk de Kwiatkowski's account and directed the lower court to dismiss the case. Plaintiff has sought reargument or en banc review of this decision. The effect of the ruling by the United States Court of Appeals for the Second Circuit was not reflected in the Company’s results of operations for the three months ended August 31, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of August 31, 2002, and the related condensed consolidated statements of income for the three month and nine month periods ended August 31, 2002 and August 31, 2001 and cash flows for the nine month periods ended August 31, 2002 and August 31, 2001. These financial statements are the responsibility of The Bear Stearns Companies Inc.’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2001, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001; and in our report dated January 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
October 11, 2002

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

Business Environment

The business environment during the third quarter ended August 31, 2002 was characterized by a slowing U.S. economy and generally low inflation. The Federal Reserve Board (the "Fed") met three times during the quarter and left the Federal Funds rate unchanged at 1.75%. The Fed changed its bias from neutral to weakness at its August 13, 2002 meeting, indicating that giving consideration to its long-term goals of price stability and sustainable economic growth, the risks are weighted mainly toward conditions that may generate weakness. Economic reports confirmed that the overall pace of the U.S. economy slowed from the second quarter. While consumers continued to sustain the economy, the lack of capital spending and continued uncertainties about the accuracy and reliability of corporate earnings and uncertainties surrounding geopolitical stability combined to precipitate a decline in all the major stock market indices during the quarter ended August 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trading volumes on the exchanges increased year over year. Average daily trading volume during the quarter ended August 31, 2002 on the New York Stock Exchange ("NYSE") increased 44.5% while average daily trading volume on the NASDAQ increased 15.1% from the quarter ended August 31, 2001. During the third quarter, the Dow Jones Industrial Average ("DJIA"), the Standard and Poor's 500 Index ("S&P 500"), and the NASDAQ Composite Index ("NASDAQ") declined 12.7%, 14.2%, and 18.6%, respectively, compared to the same period last year.

Equity capital markets activities experienced a seasonal slowdown which was exacerbated by weak global economic conditions and deteriorating corporate debt markets experienced in the aftermath of the Worldcom default. Equity underwriting backlogs decreased during the quarter ended August 31, 2002. However, there was significant growth in NYSE and NASDAQ equity trading volumes during such period. In addition, fixed income new issuance, primarily in mortgage-backed securities, continued to benefit from a steep yield curve and the low level of interest rates.

The business environment during the quarter ended August 31, 2001 reflected a challenging environment with a generally weak U.S. economy marked by a decline in capital spending, an increase in the unemployment rate and modest growth in consumer spending. The Fed lowered the Federal Funds rate twice for a total of 50 basis points during the quarter ended August 31, 2001 to 3.5%, while maintaining a weakness bias. Global and domestic equity markets continued to be weak with U.S. equity indices declining during the third quarter as the market responded to numerous economic reports, profit warnings, corporate earnings reports and security analyst downgrades.

Results of Operations

Significant Accounting Policies

For a description of critical accounting policies, including those which involve varying degrees of judgment, see Management’s Discussion and Analysis and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001. In addition, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 for a more comprehensive discussion of significant accounting policies.

In the discussion to follow, results for the three months and nine months ended August 31, 2002 will be compared to the results for the three months and nine months ended August 31, 2001, respectively. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended August 31, 2002
Compared to Three Months Ended August 31, 2001

The Company reported net income of $164.4 million, or $1.23 per share (diluted), for the quarter ended August 31, 2002, which represented an increase of 22.2% from $134.6 million, or $0.95 per share (diluted), for the comparable prior year quarter.

Revenues, net of interest expense (“net revenues”) decreased 4.2% to $1.15 billion in the 2002 quarter from $1.2 billion in the comparable prior year quarter. The decrease in net revenues was principally due to a decrease in investment banking and net interest revenues, partially offset by an increase in commission revenues.

Investment banking revenues decreased due to a decline in the volume of fixed income underwriting activity, lower mergers and acquisitions fees and a decrease in merchant banking gains compared to the prior year quarter.

Net interest revenues decreased primarily due to lower levels of customer margin debt and customer short balances from professional investors. Difficult equity market conditions persisted and resulted in lower leverage levels being employed by prime brokerage and fully disclosed clients. In addition, lower levels of individual investor activity resulted in reduced customer margin debt balances.

Commission revenues increased in the 2002 quarter compared to the 2001 quarter primarily due to an increase in institutional commissions, which benefited from an increase in the average daily trading volume on the NYSE and NASDAQ as well as a new industry-wide commission-based pricing structure (commission equivalents) for executing transactions on the NASDAQ. Previously, the Company did not charge explicit fees in this business but rather earned market-making revenues based generally on the difference between bid and ask prices. These fees were previously recorded in principal transactions revenues.

The Company's principal transactions revenues by reporting categories were as follows:

                                               Three Months Ended
                                        ------------------------------------------
                                                August 31,     August 31,    % Increase
        In thousands                              2002            2001        (Decrease)
        ---------------------------------------------------------------------------------
        Fixed Income                            $370,881        $332,360          11.6%
        Equity                                    89,709         106,635         (15.9%)
        Derivative financial instruments          96,302         112,161         (14.1%)
        ---------------------------------------------------------------------------------
        Total principal transactions            $556,892        $551,156           1.0%
        =================================================================================

Revenues from principal transactions in the quarter ended August 31, 2002 increased 1.0% to $556.9 million from $551.2 million for the comparable prior year quarter. Fixed income revenues increased 11.6% to $370.9 million benefiting from a steep yield curve and low interest rate environment. Mortgage-backed securities activity continued to be strong in the 2002 quarter reflecting favorable market conditions. However, the widening of credit spreads during the 2002 quarter led to a decline in the investment-grade, high yield and distressed debt areas. Revenues derived from equity activities declined 15.9% to $89.7 million during the 2002 quarter as weak global equity market conditions and depressed investor activity resulted in reduced customer flow. The decrease in revenues from equity activities was primarily attributable to decreases in the over-the-counter market-making, convertible arbitrage and risk arbitrage areas, partially offset by an increase in the options and futures market-making and specialist areas. Revenues derived from derivative financial instruments decreased 14.1% to $96.3 million in the 2002 quarter from $112.2 million for the comparable prior year quarter reflecting a weak performance in the fixed income derivatives area, partially offset by an increase in the equity derivatives area.

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

                                                Capital Markets

                                                    Three Months Ended
                                      -------------------------------------------
                                        August 31,     August 31,     % Increase
        In thousands                      2002            2001         (Decrease)
        -------------------------------------------------------------------------
        Net revenues
          Institutional Equities        $297,992        $244,741          21.8%
          Fixed Income                   427,601         416,128           2.8%
          Investment Banking             133,932         213,458         (37.3%)
        -------------------------------------------------------------------------
        Total net revenues              $859,525        $874,327          (1.7%)
        =========================================================================
        Pre-tax income                  $257,716        $196,028          31.5%
        =========================================================================

The Capital Markets segment is comprised of the Institutional Equities, Fixed Income and Investment Banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity, and advisory products and services. Each of the three businesses work in tandem to deliver advisory, fixed income, and equity products and services to institutional and corporate clients.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Institutional Equities consists of sales, trading and research in such areas as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, arbitrage and NYSE and American Stock Exchange, Inc. (“AMEX”) specialist activities. Fixed Income includes the efforts of sales, trading and research for institutional clients in a variety of products such as mortgage-backed and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment Banking provides capabilities in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade and high yield debt securities.

Net revenues for Capital Markets were $859.5 million in the quarter ended August 31, 2002, a decrease of 1.7% from $874.3 million in the comparable prior year quarter. Pre-tax income for Capital Markets was $257.7 million in the 2002 quarter, an increase of 31.5% from $196.0 million in the comparable prior year quarter. Non-compensation expenses decreased 6.5% to $251.5 million in the 2002 quarter from $269.1 million in the 2001 quarter largely due to expense reductions realized from the Company’s margin improvement program. As a result, pre-tax profit margin was 30.0% for the 2002 quarter compared to 22.4% for the 2001 quarter.

Institutional Equities net revenues in the 2002 quarter increased 21.8% to $298.0 million from $244.7 million in the comparable prior year quarter reflecting increased revenues from institutional sales, equity derivatives, options and futures market-making, convertible securities, and specialist areas. Active global equity markets resulted in increased customer flow. The increases in these business areas were partially offset by lower revenues from the risk arbitrage and convertible arbitrage areas as lower levels of announced mergers and acquisitions activity continued to provide fewer opportunities.

Fixed Income net revenues increased to $427.6 million in the 2002 quarter, an increase of 2.8% from $416.1 million in the comparable prior year quarter. A favorable interest rate environment benefited the Company's fixed income activities during the 2002 quarter. Mortgage-backed securities revenues increased reflecting higher levels of mortgage-backed securities underwriting and trading activity. The widening of corporate credit spreads during the 2002 quarter served to reduce secondary trading results in the investment-grade, high yield and distressed debt areas.

Investment Banking net revenues in the 2002 quarter decreased 37.3% to $133.9 million from $213.5 million in the comparable prior year quarter. Investment Banking net revenues includes underwriting revenues, advisory services revenues and merchant banking revenues. Underwriting revenues decreased 20.0% to $76.5 million in the 2002 quarter from $95.6 million in the comparable prior year quarter reflecting lower levels of fixed income underwriting. Advisory services revenues decreased to $56.4 million or 43.9% from $100.7 million in the comparable prior year quarter as the level of completed mergers and acquisitions activity continued to decline. Revenues from merchant banking activities were $1.0 million in the 2002 quarter compared to $17.2 million in the quarter ended August 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     Global Clearing Services

                                       Three Months Ended
                            -------------------------------------------
                              August 31,     August 31,    % (Decrease)
        In thousands            2002            2001          Increase
        ---------------------------------------------------------------
        Net revenues          $186,576        $192,021          (2.8%)
        Pre-tax income        $ 72,226        $ 43,251          67.0%

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

Net revenues for Global Clearing Services decreased 2.8% to $186.6 million in the 2002 quarter from $192.0 million for the comparable prior year quarter. Pre-tax income for Global Clearing Services was $72.2 million in the 2002 quarter, an increase of 67.0%, from $43.3 million for the comparable prior year quarter. Non-compensation expenses decreased 22.5% to $95.1 million in the 2002 quarter from $122.7 million in the 2001 quarter largely due to expense reductions realized from the Company’s margin improvement program primarily in communications, technology and professional fees. As a result, pre-tax profit margin was 38.7% for the 2002 quarter compared to 22.5% for the 2001 quarter.

Lower levels of customer margin debt and customer shorts adversely impacted net revenues in the 2002 quarter. Difficult equity market conditions characterized by unstable share prices resulted in lower leverage levels being employed by prime brokerage and fully disclosed customers. Average margin debt balances were $33.7 billion during the 2002 quarter compared to $38.3 billion during the comparable prior year quarter. Margin debt balances totaled $32.5 billion at August 31, 2002 compared to $34.6 billion at August 31, 2001. Average customer short balances were $52.1 billion during the 2002 quarter compared to $56.2 billion during the comparable prior year quarter and totaled $52.6 billion at August 31, 2002, a decrease from $53.0 billion at August 31, 2001. Average free credit balances were $19.4 billion during the 2002 quarter compared to $19.7 billion during the comparable prior year quarter and totaled $18.3 billion at August 31, 2002, a decrease from $20.3 billion at August 31, 2001.

                                                   Wealth Management

                                                   Three Months Ended
                                     ---------------------------------------------
                                      August 31,       August 31,
        In thousands                    2002             2001          % Decrease
        --------------------------------------------------------------------------
        Net revenues                 $ 124,037         $128,027           (3.1%)
        Pre-tax (loss) income        $  (3,202)        $  9,750         (132.8%)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Wealth Management segment is comprised of the Private Client Services (“PCS”) and Asset Management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company’s resources and professionals. PCS maintains approximately 500 account executives in its principal office and six regional offices.

Net revenues for Wealth Management were $124.0 million in the 2002 quarter, a decrease of 3.1%, from $128.0 million for the comparable prior year quarter. Pre-tax loss for Wealth Management approximated $3.2 million in the 2002 quarter compared to pre-tax income of $9.8 million for the comparable prior year quarter. A decline in assets under management and a write-down of deferred distribution fees contributed to the pre-tax loss during the 2002 quarter. Private Client Services revenues decreased 1.7% to $88.0 million in the 2002 quarter from $89.5 million in the comparable prior year quarter due to a reduction in retail trading volume and lower customer margin debt balances as individual investors continued to retreat from the equity markets. Asset Management revenues decreased 6.4% to $36.0 million in the 2002 quarter from $38.5 million in the comparable prior year quarter due to lower levels of management fees earned from mutual funds and proprietary hedge fund products.

The Asset Management area had $23.2 billion in assets under management at August 31, 2002, which reflected a 1.3% decrease from $23.5 billion in assets under management at August 31, 2001. The decrease in assets under management reflects declines in market value substantially offset by net inflows. Assets from alternative investment products grew 6.9% to approximately $6.2 billion under management at August 31, 2002 from $5.8 billion at August 31, 2001, while assets in mutual funds decreased 12.5% to $4.9 billion at August 31, 2002 from $5.6 billion at August 31, 2001.

Non-Interest Expenses

                                                                        Three Months Ended
                                                           ---------------------------------------------
                                                            August 31,        August 31,    % (Decrease)
        In thousands                                           2002             2001          Increase
        ------------------------------------------------------------------------------------------------
        Employee compensation and benefits                  $595,616        $  635,034          (6.2%)
        Floor brokerage, exchange and clearance fees          56,644            41,773          35.6%
        Communications and technology                         90,736           112,806         (19.6%)
        Occupancy                                             35,476            40,483         (12.4%)
        Advertising and market development                    26,628            33,442         (20.4%)
        Professional fees                                     29,878            47,446         (37.0%)
        Other expenses                                        74,202            89,088         (16.7%)
        ------------------------------------------------------------------------------------------------
        Total non-interest expenses                         $909,180        $1,000,072          (9.1%)
        ================================================================================================

Employee compensation and benefits for the 2002 quarter were $595.6 million, down 6.2% from $635.0 million for the comparable prior year quarter. Employee compensation and benefits as a percentage of net revenues was 51.6% for the 2002 quarter compared to 52.7% for the comparable prior year quarter. Full-time employees decreased 5.9% to 10,493 at August 31, 2002 from 11,147 at August 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-compensation expenses were $313.6 million for the 2002 quarter, a decrease of 14.1% from $365.0 million in the comparable prior year quarter largely due to expense reductions realized from the Company's margin improvement program. The decline in communications and technology and occupancy costs was primarily attributable to the completion of the Company’s relocation of its corporate headquarters to 383 Madison Avenue in March 2002. Professional fees decreased as a result of reductions in non-information technology consulting fees and employment agency fees. Advertising and market development expenses decreased primarily due to reduced business travel related costs. Other expenses, exclusive of CAP Plan costs, were down 28.6% primarily due to a decrease in litigation expenses. Expenses related to the CAP Plan approximated $32 million for the 2002 quarter, up slightly from approximately $30 million in the comparable prior year quarter. The expense reductions realized in these areas were partially offset by an increase in floor brokerage, exchange and clearance fees of 35.6%, reflecting significantly higher trading volume for options and futures in the Company's electronic market-making business, as well as increased equity transaction volumes. The expense control measures enabled the Company to achieve a pre-tax profit margin of 21.2% for the 2002 quarter versus 17.0% in the comparable prior year quarter.

The Company’s effective tax rate decreased to 32.9% in the 2002 quarter compared to 34.3% for the comparable prior year quarter primarily due to an increase in tax preference items. The Company’s effective tax rate for the nine months ended August 31, 2002 was 33.75% and for the fiscal year ended November 30, 2001 was 33.0%.

Nine Months Ended August 31, 2002
Compared to Nine Months Ended August 31, 2001

The Company reported net income of $687.8 million, or $5.10 per share (diluted), for the nine months ended August 31, 2002, which represented an increase of 48.3% from $463.7 million, or $3.20 per share (diluted), for the comparable prior year period. Results for the nine months ended August 31, 2002 reflect a merchant banking gain of $260.8 million, included in investment banking revenues, from an investment in and the subsequent IPO of Aeropostale. Excluding the impact of this gain, earnings per share (diluted) was $4.06 for the nine months ended August 31, 2002, an increase of 26.9% from the comparable prior year period.

Net revenues increased 5.7% to $4.0 billion in the 2002 period from $3.8 billion in the comparable prior year period. The increase in net revenues was primarily due to an increase in investment banking and principal transactions revenues, partially offset by a decrease in net interest and commission revenues.

The increase in investment banking revenues was principally due to the Company’s merchant banking gain during the quarter ended May 31, 2002. Higher levels of equity and municipal new issue volume as compared to the prior year period also contributed to the increase in investment banking revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in net interest revenues was primarily attributable to lower levels of customer margin debt and customer short balances from professional investors. Difficult equity market conditions resulted in lower leverage levels being employed by prime brokerage and fully disclosed clients. In addition, lower levels of customer margin debt balances were experienced in the retail environment as individual investors continued to retreat from the equity markets.

Weak economic conditions led to a reduction in clearance and retail commission revenues, which declined a combined 10.0% to $372.1 million in the 2002 period from $413.3 million in the comparable prior year period. This decrease was partially offset by an increase in institutional commissions.

The Company's principal transactions revenues by reporting categories were as follows:

                                                                 Nine Months Ended
                                                ----------------------------------------------
                                                 August 31,        August 31,      % Increase
        In thousands                                2002              2001          (Decrease)
        --------------------------------------------------------------------------------------
        Fixed Income                            $1,283,699        $1,053,140          21.9%
        Equity                                     297,078           455,356         (34.8%)
        Derivative financial instruments           342,656           354,800          (3.4%)
        --------------------------------------------------------------------------------------
        Total principal transactions            $1,923,433        $1,863,296           3.2%
        ======================================================================================

Revenues from principal transactions in the 2002 period increased 3.2% to $1.92 billion from $1.86 billion for the comparable prior year period, reflecting strong results from the Company’s fixed income activities, particularly in the mortgage-backed securities, government bonds and municipal areas, partially offset by a decrease in the corporate bonds and high yield areas. These business areas benefited from a favorable interest rate environment, characterized by a low level of short-term interest rates, a steep yield curve and increased customer order flow. The increase in revenues derived from fixed income activities was partially offset by a decrease in revenues derived from equity activities particularly in the convertible arbitrage, over-the-counter market-making and risk arbitrage areas. Derivative financial instruments decreased 3.4% to $342.7 million from $354.8 million for the comparable prior year period.

Business Segments

                                                        Capital Markets

                                                       Nine Months Ended
                                        ----------------------------------------------
                                         August 31,       August 31,      % (Decrease)
        In thousands                       2002              2001            Increase
        ------------------------------------------------------------------------------
        Net revenues
          Institutional Equities        $  865,703        $  934,262          (7.3%)
          Fixed Income                   1,508,093         1,270,803          18.7%
          Investment Banking               726,100           489,782          48.2%
        ------------------------------------------------------------------------------
        Total net revenues              $3,099,896        $2,694,847          15.0%
        ==============================================================================
        Pre-tax income                  $1,092,452        $  660,701          65.3%
        ==============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Capital Markets were $3.1 billion in the 2002 period, an increase of 15.0% from $2.7 billion in the comparable prior year period. Pre-tax income for Capital Markets was $1.1 billion in the 2002 period, an increase of 65.3% from $660.7 million in the comparable prior year period.

Institutional Equities net revenues in the 2002 period decreased 7.3% to $865.7 million from $934.3 million in the comparable prior year period primarily reflecting lower revenues from the convertible arbitrage and risk arbitrage areas. Declining volatility and widening credit spreads served to negatively impact convertible arbitrage activity during the 2002 period. Risk arbitrage revenues continued to be adversely impacted by lower levels of announced mergers and acquisitions activity, which consequently provided fewer risk arbitrage opportunities. In addition, unstable global equity markets served to reduce revenues in the over-the-counter and institutional equities areas.

Fixed Income net revenues increased to $1.5 billion in the 2002 period, an increase of 18.7% from $1.3 billion in the comparable prior year period. The low level of short-term interest rates and a steep yield curve resulted in increased levels of activity and net revenues, particularly in the mortgage, asset-backed and interest rate derivative areas.

Investment Banking net revenues in the 2002 period increased 48.2% to $726.1 million from $489.8 million in the comparable prior year period. Investment Banking net revenues includes underwriting revenues, merchant banking revenues and advisory services revenues. Underwriting revenues increased 41.0% to $332.0 million in the 2002 period from $235.5 million in the comparable prior year period reflecting higher levels of equity and fixed income underwriting activity. Merchant banking revenues increased to $278.2 million in the 2002 period as compared to $63.9 million in the comparable prior year period. The 2002 period results include realized and unrealized gains in an investment in and the subsequent IPO of Aeropostale. The Company’s quarterly merchant banking revenues in any quarter are not indicative of merchant banking revenues for the full year. Revenues derived from merchant banking may fluctuate significantly on a quarterly basis depending on the revaluation or sale of individual investments. Accordingly, the Company’s merchant banking revenues for the nine months ended August 31, 2002 are not indicative of merchant banking revenues for the full year. Advisory services revenues decreased to $115.9 million or 39.1% from $190.4 million in the comparable prior year period as the level of completed mergers and acquisitions activity continued to decline.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       Global Clearing Services

                                          Nine Months Ended
                            -------------------------------------------
                              August 31,     August 31,    % (Decrease)
        In thousands            2002            2001          Increase
        ---------------------------------------------------------------
        Net revenues          $560,104        $623,304         (10.1%)
        Pre-tax income        $201,925        $188,243           7.3%

Net revenues for Global Clearing Services decreased 10.1% to $560.1 million in the 2002 period from $623.3 million for the comparable prior year period. Pre-tax income for Global Clearing Services was $201.9 million in the 2002 period, an increase of 7.3%, from $188.2 million for the comparable prior year period. Non-compensation expenses decreased 18.6% to $297.6 million in the 2002 period from $365.7 million in the 2001 period largely due to expense reductions realized from the Company’s margin improvement program primarily in communications and technology. Lower prime brokerage and fully disclosed commissions and lower levels of customer margin debt and customer shorts adversely impacted results in the 2002 period. Difficult equity market conditions characterized by unstable share prices produced fewer investment opportunities and resulted in lower leverage levels being employed by prime brokerage and fully disclosed customers. Average margin debt balances were $34.9 billion during the 2002 period compared to $39.3 billion during the comparable prior year period. Margin debt balances totaled $32.5 billion at August 31, 2002 compared to $34.6 billion at August 31, 2001. Average customer short balances were $55.0 billion during the 2002 period compared to $56.9 billion during the comparable prior year period and totaled $52.6 billion at August 31, 2002, a decrease from $53.0 billion at August 31, 2001. Average free credit balances were $19.2 billion during the 2002 period compared to $18.7 billion during the comparable prior year period and totaled $18.3 billion at August 31, 2002, a decrease from $20.3 billion at August 31, 2001.

                                                  Wealth Management

                                                   Nine Months Ended
                                     ---------------------------------------------
                                      August 31,       August 31,
        In thousands                    2002             2001          % Decrease
        --------------------------------------------------------------------------
        Net revenues                 $ 373,949         $406,532          (8.0%)
        Pre-tax income               $   7,259         $ 30,163         (75.9%)

Net revenues for Wealth Management were $373.9 million in the 2002 period, a decrease of 8.0%, from $406.5 million for the comparable prior year period. Pre-tax income for Wealth Management was $7.3 million in the 2002 period, a decrease from $30.2 million for the comparable prior year period. Private Client Services revenues decreased 8.6% to $261.9 million in the 2002 period from $286.7 million in the comparable prior year period due to a reduction in retail trading volume as a result of uncertain economic conditions and lower customer margin debt balances as individual investors continued to retreat from the equity markets. Asset Management revenues decreased 6.6% to $112.0 million in the 2002 period from $119.9 million in the comparable prior year period due to lower levels of performance-based fees from proprietary hedge fund products, partially offset by increased management fees from alternative investments and wrap accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

                                                                         Nine Months Ended
                                                           ------------------------------------------------
                                                          August 31,        August 31,     % (Decrease)
        In thousands                                           2002               2001           Increase
        ---------------------------------------------------------------------------------------------------
        Employee compensation and benefits                  $1,942,827        $2,005,800          (3.1%)
        Floor brokerage, exchange and clearance fees           144,831           118,438          22.3%
        Communications and technology                          288,828           341,344         (15.4%)
        Occupancy                                              116,911           109,033           7.2%
        Advertising and market development                      80,351           100,979         (20.4%)
        Professional fees                                       95,473           132,727         (28.1%)
        Other expenses                                         293,824           254,403          15.5%
        ---------------------------------------------------------------------------------------------------
        Total non-interest expenses                         $2,963,045        $3,062,724          (3.3%)
        ===================================================================================================

Employee compensation and benefits for the 2002 period were $1.9 billion, down from $2.0 billion for the comparable prior year period. Employee compensation and benefits as a percentage of net revenues was 48.6% for the 2002 period compared to 53.0% for the comparable prior year period. Excluding the impact of the merchant banking gain, compensation as a percentage of net revenues was 51.5% for the nine months ended August 31, 2002.

Non-compensation expenses were $1.0 billion for the 2002 period, a decrease of 3.5% from $1.1 billion in the comparable prior year period. The decrease in non-compensation expenses was primarily due to decreases in communications and technology fees, professional fees and advertising and marketing development costs, reflecting cost reduction measures taken during fiscal 2001. The decline in communications and technology costs was attributable to the completion of the Company’s relocation of its corporate headquarters to 383 Madison Avenue in the 2002 period and the significant reduction in the use of technology consultants. Professional fees decreased as a result of decreases in non-information technology consulting fees and employment agency fees. These decreases were partially offset by increases in CAP Plan expenses, legal costs, occupancy costs and floor brokerage, exchange and clearance fees. Expenses related to the CAP Plan approximated $131 million for the 2002 period, an increase from $102 million in the comparable prior year period, reflecting the higher level of earnings in the 2002 period as compared to the comparable prior year period. Floor brokerage, exchange and clearance fees increased 22.3% to $144.8 million from $118.4 million for the comparable prior year period as a result of increased trading volume for futures and options and the use of electronic platforms. The expense control measures enabled the Company to achieve a pre-tax profit margin of 25.9% for the 2002 period. Excluding the merchant banking gain, pre-tax profit margin was 21.8% for the 2002 period compared to 19.1% for the comparable prior year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s effective tax rate decreased to 33.75% in the 2002 period compared to 35.0% for the comparable prior year period primarily due to an increase in tax preference items. The Company’s effective tax rate for the fiscal year ended November 30, 2001 was 33.0%.

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

The Company’s total assets at August 31, 2002 decreased to $185.2 billion from $185.5 billion at November 30, 2001. The Company’s total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders’ equity, decreased to $29.6 billion at August 31, 2002 from $29.8 billion at November 30, 2001 primarily due to net retirements of long-term debt, the redemption of $200 million in preferred securities issued by Bear Stearns Capital Trust I, a wholly owned subsidiary of the Company, and the partial redemption and retirement of the Company’s Preferred Stock, Series E, F and G, partially offset by an increase in equity growth from operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the nature of the Company’s market making and customer financing activity, the overall size of the balance sheet fluctuates from time to time. The Company’s total assets at quarter-end are frequently lower than would be observed on an average basis. At quarter-end the Company typically uses excess cash to finance high quality, highly liquid securities inventory that would otherwise be funded via the repurchase agreement market.  In addition, the Company reduces its matched book repurchase/reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open-market activities in the most liquid portions of the balance sheet, principally US government and agency securities and money market instruments. At August 31, 2002, total assets of $185.2 billion were approximately 12.7% lower than the average of the month-end balances observed over the trailing twelve-month period. Despite reduced total assets at quarter end, the Company’s overall market, credit and liquidity risk profile is not changed materially, since the reduction in asset balances are typically in highly liquid, short-term instruments that are financed on a secured basis. While leverage is reduced at quarter end versus average levels, leverage adjusted for matched book repurchase agreements (“adjusted leverage”) is not significantly different. Adjusted leverage is a key metric used in measuring balance sheet leverage by rating agencies and other creditor constituents. The following table sets forth total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at August 31, 2002 and November 30, 2001. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low risk spread nature of its resale and securities borrowed positions renders net adjusted leverage as the most relevant measure.

                                              August 31,    November 30,
       In billions, except ratios                2002            2001
        -----------------------------------------------------------------
        Total Assets                          $  185.2      $  185.5
        Adjusted Assets (1)                   $  138.9      $  140.7
        Net Adjusted Assets (2)               $   91.2      $   88.8
        Leverage Ratio (3)                        28.4          29.0
        Adjusted Leverage Ratio (4)               21.3          22.0
        Net Adjusted Leverage Ratio(5)            14.0          13.9

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to short-term funding sources, the Company utilizes equity, long-term senior debt and medium-term notes, as well as lines of credit as longer-term sources of secured and unsecured financing. The firm regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset’s ability to be used to obtain secured financing. This analysis results in a determination of the Company’s aggregate need for longer-term funding sources (i.e., long-term debt and equity). During the three months ended August 31, 2002, the Company received proceeds of approximately $757.8 million from the issuance of long-term debt, which were offset by payments approximating $2.8 billion relating to the retirements of long-term debt. The Company views long-term debt as a stable source of funding and thus additive to overall liquidity. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing. The Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding.

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

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company’s debt obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has in place a committed Revolving Credit Facility (the “Facility”) totaling $3.03 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. (“Bear Stearns”), Bear, Stearns Securities Corp. (“BSSC”) and certain affiliates. The Facility also provides that The Bear Stearns Companies Inc. may borrow up to $1.515 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders’ equity of the Company and net capital of BSSC. The Facility terminates in February 2003 with all loans outstanding at that date payable no later than February 2004. There were no borrowings outstanding under the Facility at August 31, 2002.

The Company has in place a $1.25 billion committed Revolving Securities Repo Facility (the “Repo Facility”), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by Bear, Stearns International Limited (“BSIL”), Bear Stearns International Trading Limited (“BSIT”) and Bear Stearns Bank plc (“BSB”). The Repo Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders’ equity of the Company. The Repo Facility terminates in August 2003 with all repos outstanding at that date payable no later than August 2004. There were no borrowings outstanding under the Repo Facility at August 31, 2002.

The Company has a committed funding facility with third-party lenders of $500 million, which permits borrowings to finance non-investment-grade loans. At August 31, 2002, the amount outstanding under this facility was $126.5 million.

The Company has in place a $400 million committed Revolving Credit Facility (the “Credit Facility”), which permits borrowing on a secured basis collateralized by Japanese securities. The Credit Facility contains financial covenants which require, among other things, maintenance of specified levels of stockholders’ equity of the Company and net capital of BSSC. The Credit Facility terminates in December 2002 with all loans outstanding at that date payable no later than December 2003. There were no borrowings outstanding under the Credit Facility at August 31, 2002.

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

Long-term debt totaling $17.7 billion and $19.7 billion had remaining maturities beyond one year at August 31, 2002 and November 30, 2001, respectively. The Company’s access to external sources of financing, as well as the cost of that financing, is dependent upon various factors and could be adversely affected by a deterioration of the Company’s operating performance and/or the Company’s short-term and long-term debt ratings. At August 31, 2002, the Company’s long-term/short-term debt ratings were as follows:

        Moody's Investors Service                   A2/P-1
        Standard & Poor's (1)                        A/A-1
        Fitch (2)                                    A+/F1+
        Dominion Bond Rating Service Limited         A/R-1 (middle)
        Rating & Investment Information, Inc.        A+/nr
        ------------------------------------------------------------

nr - does not assign a short-term rating

(1) On October 5, 2000, Standard & Poor's revised the outlook for the Company's long-term debt ratings from "Stable" to "Negative", while simultaneously affirming the Company's credit ratings.

(2) On July 6, 2001, Fitch revised the outlook for the Company's long-term debt ratings from "Stable" to "Negative", while simultaneously affirming the Company's credit ratings.

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 8, 2002, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (“Repurchase Program”) to replenish the previous authorization to allow the Company to purchase up to $1.2 billion of common stock in fiscal 2002 or beyond. During the quarter ended August 31, 2002, the Company purchased under the current authorization a total of 2,125,717 shares at a cost of approximately $126.8 million. During the nine months ended August 31, 2002, the Company purchased under the current and prior authorization a total of 4,200,077 shares at a cost of approximately $250.4 million. Approximately $953.8 million is available to be purchased under the current authorization as of August 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

Cash and cash equivalents decreased $4.8 billion to $2.5 billion at August 31, 2002. Cash used in operating activities was $480.7 million, primarily attributable to an increase in financial instruments owned, a decrease in payables to brokers, dealers and others, partially offset by a decrease in securities borrowed, an increase in securities sold under agreements to repurchase, and a decrease in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations. Cash used in financing activities of $4.4 billion reflected retirements of long-term borrowings, net payments for short-term borrowings, common stock treasury stock purchases, the redemption of preferred stock issued by a subsidiary, and the partial redemption and retirement of Preferred Stock, Series E, F and G, partially offset by net proceeds from issuances of long-term borrowings. Cash provided by investing activities of $81.9 million reflected proceeds from sale of investment securities and other assets, partially offset by purchases of property, equipment and leasehold improvements.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At August 31, 2002, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking Investments

As part of its merchant banking activities, the Company participates from time to time in principal investments in leveraged transactions. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company’s principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment. At August 31, 2002, the Company held investments in 21 leveraged transactions with an aggregate recorded value of approximately $238.9 million, reflected in the Condensed Consolidated Statement of Financial Condition in Other Assets. Included in these investments is the Company's holdings in Aeropostale. At August 31, 2002, the Company retains an ownership interest of approximately 10.3 million shares in Aeropostale, representing approximately 29.2% of its outstanding common shares. These shares are subject to a six-month lockup agreement ending in November 2002. Subsequent to August 31, 2002, Aeropostale announced that third and fourth quarter earnings would not meet analyst estimates. Aeropostale shares closed at $16.30 per share at August 31, 2002. At October 14, 2002, Aeropostale shares closed at $8.00 per share. In addition to the various direct and indirect principal investments, the Company has made commitments to participate in private investment funds that invest in leveraged transactions. See the summary table under Commitments below.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

High Yield Positions

As part of the Company’s fixed income activities, the Company participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage- related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively “high yield positions”). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization vehicles and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At August 31, 2002 and November 30, 2001, the Company held high yield positions approximating $3.2 billion and $3.0 billion, respectively, in long inventory, and $501.8 million and $700.7 million, respectively, in short inventory. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables aggregating $1.3 billion and $1.1 billion at August 31, 2002 and November 30, 2001, respectively.

Also included in the high yield positions are extensions of credit to highly leveraged companies. At August 31, 2002 and November 30, 2001, the amount outstanding to highly leveraged borrowers totaled $352.3 million (gross position of $458.5 million less $106.2 million of associated hedges) and $413.1 million, respectively. Additionally, the Company has lending commitments to non-investment-grade borrowers. See the summary table under Commitments below. The Company also has exposure to non-investment-grade counterparties related to its trading-related derivative activities; such amounts at August 31, 2002 and November 30, 2001 were $174.0 million and $55.0 million, net of collateral, respectively. There were no material concentrations, either to individual issuers or industries, included within the aggregate balances.

The Company’s Risk Management Department and senior trading managers monitor exposure to market and credit risk with respect to high yield positions and establish limits with respect to overall market exposure and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company’s high yield positions, and the impact of such activities upon the Company’s results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company's contractual borrowing obligations as of August 31, 2002:

                                                                    Payments Due By Period
                                                            ---------------------------------------------
                                                             Remaining    Fiscal     Fiscal
                                                              Fiscal       2003-      2005-
                                                               2002        2004       2006     Thereafter     Total
---------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Long-term borrowings (1)                                      $ 500      $9,262      $6,309      $6,980      $23,051
Future minimum lease payments                                    11          82          63         204          360
Guaranteed indebtedness of a non-consolidated  lessor (2)                                           578          578
---------------------------------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustment in accordance with SFAS No. 133.

(2) At August 31, 2002, there was no deficiency requiring a guarantee by the Company.

Commitments

The Company's commitments as of August 31, 2002:

                                                              Amount of Commitment Expiration Per Period
                                                           ------------------------------------------------
                                                             Remaining     Fiscal      Fiscal
                                                              Fiscal        2003-       2005-
                                                               2002         2004        2006     Thereafter     Total
----------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Commercial loan commitments: (1) (3)
    Investment-grade                                         $   34       $1,014       $197       $263       $1,508
    Non-investment grade                                        114          483        168        172          937
Commitments to invest in private equity related
    Investments and partnerships (2) (3)                                                                        745
Underwriting commitments (3)                                    727                                             727
Letters of credit (3)                                         2,059          728         15         53        2,855
Other commercial commitments (3)                                125          151                                276
----------------------------------------------------------------------------------------------------------------------

(1) Commitments are shown gross of associated hedges of $592 million for investment-grade borrowers.

(2) At August 31, 2002, commitments to invest in merchant banking or private equity related investment funds and commitments to invest in private equity related investments aggregated $745 million. These commitments will be funded, if called, through the end of the respective investment periods, primarily ending in 2011.

(3) See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. This table illustrates the VaR for each component of market risk at August 31, 2002, November 30, 2001 and August 31, 2001.

                                      August 31,   November 30,  August 31,
       In millions                       2002          2001          2001
        ------------------------------------------------------------------------
        MARKET RISK
         Interest rate                  $  18.6       $  12.6       $  15.9
         Currency                           0.5           1.1           0.9
         Equity                             3.1           5.3           5.6
         Diversification benefit           (3.4)         (5.3)         (5.5)
        ------------------------------------------------------------------------
        Aggregate VaR                   $  18.8       $  13.7       $  16.9
        ========================================================================

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2002 quarter:

                                         High         Low        Average
      ------------------------------------------------------------------------
        MARKET RISK
         Interest rate                  $  19.1      $  10.9      $  16.1
         Currency                           1.5          0.4          0.9
         Equity                             4.0          3.0          3.5
         Aggregate VaR                     19.3         10.7         16.2
        ------------------------------------------------------------------------

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended August 31, 2002 and August 31, 2001, respectively. These charts represent a historical summary of the results generated by the Company’s trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $8.7 million and $8.1 million for the quarters ended August 31, 2002 and August 31, 2001, respectively. During the quarter ended August 31, 2002, there was one trading day in which the total daily trading loss exceeded the reported aggregate period end VaR amounts. During the quarter ended August 31, 2001, there were no trading days in which the total daily trading loss exceeded the reported aggregate period end VaR amount. The frequency distribution of the Company's daily net trading revenues reflects the Company’s historical ability to manage its exposure to market risk and the diversified nature of its trading activities. While no guarantee can be given regarding future net trading revenues or future earnings volatility, the Company will continue to pursue policies and procedures that assist the firm in measuring and monitoring its risks.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

DAILY NET TRADING REVENUES FREQUENCY DISTRIBUTION

[Vertical bar graphs of Frequency (y-axis) versus Daily Net Trading Revenues (x-axis) representing the following information appear here in paper format]

                   Quarter Ended August 31, 2002

       Daily Net Trading                   Frequency
             Revenues                       (Number of
          ($ in millions)                  Trading Days)
               (10)+                             2
               (10)-(5)                          2
                (5)-0                            6
                 0-5                            14
                 5-10                           13
                10-15                           13
                15-20                            6
                20-25                            3
                25-30                            2
                30+                              3

                   Quarter Ended August 31, 2001

         Daily Net Trading                   Frequency
             Revenues                       (Number of
          ($ in millions)                  Trading Days)
               (10)+                             0
               (10)-(5)                          1
                (5)-0                            2
                 0-5                            18
                 5-10                           30
                10-15                           11
                15-20                            3
                20-25                            1
                25-30                            1
                30+                              1

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al. As previously reported in the Company's fiscal year 2001 Form 10-K (the "2001 Form 10-K"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On September 19, 2002, the United States Court of Appeals for the Second Circuit overturned a district court decision that upheld a jury verdict awarding Henryk de Kwiatkowski, a former customer of Bear Stearns, approximately $164.5 million in damages and interest in May 2000. The Court of Appeals, in a three to zero opinion, reversed the lower court’s ruling against Bear Stearns, finding that Bear Stearns had acted properly in all respects with regard to Henryk de Kwiatkowski's account and directed the lower court to dismiss the case. Plaintiff has sought reargument or en banc review of this decision.

Kelly v. Bear, Stearns & Co. Inc., et al. As previously reported in the Company's 2001 Form 10-K, Bear Stearns is a defendant in litigation pending in the Court of Common Pleas, Trial Division, Philadelphia County, Pennsylvania.

On September 9, 2002, the Pennsylvania Superior Court affirmed the lower court’s order granting Bear Stearns’ motion to dismiss the complaint in this action on the ground that venue was improper. Plaintiffs in this matter have filed a lawsuit alleging similar claims in the Supreme Court, State of New York, New York County on April 26, 2002.

Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al. As previously reported in the Company's Report on Form 10-Q for the quarter ended February 28, 2002 ("First Quarter 2002 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the Superior Court of the State of California, County of San Francisco.

On August 6, 2002, plaintiffs and Bear Stearns entered into a tolling agreement pursuant to which any statute of limitations applicable to the claims asserted against Bear Stearns in the complaint will be tolled until the earlier of (a) 30 days after written termination of the tolling agreement or (b) the date plaintiffs file a new complaint against Bear Stearns. The tolling agreement may be terminated by either party upon written notice, at which time plaintiffs may reinstate their claims. The agreement further provides that plaintiffs may obtain the benefit of an adverse judgment against Bear Stearns in any of the pending state or federal cases arising from the McKesson-HBOC merger (to the extent permitted by principles of res judicata and collateral estoppel). On August 8, 2002, plaintiffs filed an amended complaint that does not name Bear Stearns as a defendant. On October 2, 2002, this action was consolidated with the Pension Fund Cases described below for pre-trial purposes (although the plaintiffs in this action will not join or be plaintiffs in the consolidated complaint to be filed by the plaintiffs in the Pension Fund Cases).

LEGAL PROCEEDINGS

Utah State Retirement Board and Public Employees' Retirement Association of Colorado v. McKesson HBOC, Inc., et al./Minnesota State Board of Investment v. McKesson HBOC, Inc., et al./State of Oregon, By and Through the Oregon Public Employees Retirement Board v. Bear, Stearns & Co. Inc., et al. (the "Pension Fund Cases"). As previously reported in the Company's 2001 Form 10-K and Report on Form 10-Q for the quarter ended May 31, 2002 ("Second Quarter 2002 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the Superior Court of California, County and City of San Francisco.

As previously reported, on July 1, 2002 the court sustained Bear Stearns’ demurrer in part and dismissed all claims except claims based on common law fraud and negligence. On August 1, 2002, the plaintiffs in each of these actions filed amended complaints that name the same defendants as the original complaints. As amended, the complaints allege that Bear Stearns violated Section 25500 of the California Business and Professions Code in connection with allegations of wrongdoing similar to those contained in the third amended complaint filed in the In re McKesson HBOC, Inc. Securities Litigation described in the Company’s 2001 Form 10-K and First Quarter 2002 Form 10-Q. Compensatory damages in an unspecified amount are sought in each of these complaints. On September 3, 2002, Bear Stearns filed answers to each of the complaints in which it denied all allegations of wrongdoing and asserted affirmative defenses. On October 2, 2002, these actions were consolidated for pre-trial purposes with the Merrill Lynch Fundamental Growth Fund, Inc. action described above. Pursuant to the consolidation order, the Pension Fund plaintiffs are to file an amended consolidated complaint.

Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has meritorious defenses to these claims.

Levitt, et al. v. Bear, Stearns & Co. Inc., et al. As previously reported in the Company's 2001 Form 10-K and Second Quarter 2002 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On August 1, 2002, plaintiff filed a notice of appeal from the district court order dismissing the complaint in this action.

IPO and Research Investigation. The SEC, NASD, New York Stock Exchange and several state attorney generals’ offices are conducting an industry-wide investigation of certain research and initial public offering practices of major brokerage firms, including the Company. The Company is cooperating fully with the investigation.

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company’s Audit Committee to be performed by Deloitte & Touche LLP, the Company’s independent auditors, principally relating to the following: 1) agreed upon procedures relating to (a) securitized offerings, (b) reports on controls placed in operation, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) tax related services; 3) issuance of comfort letters and consents relating to offerings of the Company’s own securities; 4) reviews of quarterly financial statements; and 5) other accounting and regulatory related services.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        (10)(a)(1) Non-Employee Directors' Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002

        (11) Computation of Per Share Earnings. (The calculation of per share earnings is in Note 5 of Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

        (12) Computation of Ratio of Earnings to Fixed Charges

        (15) Letter re: Unaudited Interim Financial Information

        (99.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (99.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K.

        (i) A Current Report on Form 8-K dated June 19, 2002 and filed on June 20, 2002, pertaining to the Company’s results of operations for the three months ended May 31, 2002 and announcing its regular quarterly preferred cash dividends on its outstanding shares of preferred stock, Series A, E, F & G.

        (ii) A Current Report on Form 8-K dated June 20, 2002 and filed on June 24, 2002, announcing its regular quarterly cash dividend on its outstanding shares of common stock.

        (iii) A Current Report on Form 8-K dated and filed on August 14, 2002, pertaining to certification statements of the Chief Executive Officer and Chief Financial Officer of the Company regarding facts and circumstances relating to the Company’s filings under the Securities Exchange Act of 1934 pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bear Stearns Companies Inc.
(Registrant)

By:	/s/ Marshall J Levinson Marshall J Levinson Controller (Principal Accounting Officer)

Date:  October 15, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, James E. Cayne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bear Stearns Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002

By:	/s/ James E. Cayne James E. Cayne Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Samuel L. Molinaro, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bear Stearns Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002

By:	/s/ Samuel L. Molinaro, Jr. Samuel L. Molinaro, Jr. Executive Vice President and Chief Financial Officer

THE BEAR STEARNS COMPANIES INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit No.    Description                                                                          Page

(10)(a)(1)     Non-Employee  Directors'  Stock  Option  and Stock  Unit  Plan,
               amended and restated as of January 8, 2002                                             51

 (12)          Computation of Ratio of Earnings to Fixed Charges                                      57

 (15)          Letter re: Unaudited Interim Financial Information                                     58

 (99.1)        Certification  of Chief  Executive  Officer  Pursuant  to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
               2002.                                                                                  59

 (99.2)        Certification  of Chief  Financial  Officer  Pursuant  to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
               2002.                                                                                  60