Form 10-K
period 2002-11-30
BEAR STEARNS COMPANIES INC
filed 2003-02-28
CIK 777001

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002.

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------   -----------------------------------------

Common Stock, par value $1.00 per               New York Stock Exchange
  share

Adjustable Rate Cumulative Preferred            New York Stock Exchange
  Stock, Series A

Depositary Shares, each representing            New York Stock Exchange
  a one-fourth interest in a share
  of 6.15% Cumulative Preferred
  Stock, Series E

Depositary Shares, each representing            New York Stock Exchange
  a one-fourth interest in a share
  of 5.72% Cumulative Preferred
  Stock, Series F

Depositary Shares, each representing            New York Stock Exchange
  a one-fourth interest in a share
  of 5.49% Cumulative Preferred
  Stock, Series G

7.5% Trust Issued Preferred                     New York Stock Exchange
  Securities, of Bear Stearns
  Capital Trust II (and registrant's
  guarantee thereof)

7.80% Trust Issued Preferred                    New York Stock Exchange
  Securities, of Bear Stearns
  Capital Trust III (and
  registrant's guarantee thereof)

Principal Protected Sector Selector             American Stock Exchange
  Notes Due 2008

S&P Linked Notes Due 2003                   Chicago Board Options Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

      At February 14, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,598,669,829. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

      On February 14, 2003, the registrant had 99,243,757 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 2002 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held March 26, 2003, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2002.

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

      The Company's website is http://www.bearstearns.com. The Company makes available free of charge on its website its annual reports on Form 10-K; quarterly reports on Form 10-Q and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC").

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

      The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients. Institutional equities consists of sales, trading and research in areas such as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter ("OTC") equities, equity derivatives, risk and convertible arbitrage and New York Stock Exchange, Inc. ("NYSE"), American Stock Exchange, Inc. ("AMEX") and International Securities Exchange ("ISE") specialist activities. Fixed income includes sales, trading and research for institutional clients in a variety of products such as mortgage and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt securities.

      The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At November 30, 2002, the Company held approximately $164 billion of assets in Global Clearing Services client accounts.

      The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains approximately 500 account executives in its principal office and six regional offices. Asset management serves the diverse investment needs of corporations, municipal governments, multi-employer plans, foundations, endowments, family groups and high-net-worth individuals in the US and abroad. The asset management area had $24.0 billion in assets under management at November 30, 2002, which compared to $24.2 billion in assets under management at November 30, 2001. The change in assets under management reflects declines in market value, substantially offset by net inflows.

      Financial information regarding the Company's business segments and foreign operations as of November 30, 2002, November 30, 2001, and November 30, 2000 and for the fiscal years ended November 30, 2002, November 30, 2001 and November 30, 2000 is set forth under "Item 8. Financial Statements and Supplementary Data," in Note 16 of Notes to Consolidated Financial Statements, entitled "Segment and Geographic Area Data," and is incorporated herein by reference.

      (c) Narrative Description of Business

      The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed, municipal securities and high yield products; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist activities on the NYSE, AMEX and ISE; underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial real estate activities; investment management and advisory services; fiduciary, custody, agency and securities research services.

      The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco and San Juan; from representative offices in Beijing, Herzliya, Hong Kong, Sao Paulo and Shanghai; through international offices in Dublin, Hong Kong, London, Lugano, Milan, Singapore and Tokyo; and through joint ventures with other firms in Belgium, Greece, Spain and Sweden. The Company's international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients. The Company provides trust company and clearance services through its subsidiary, Custodial Trust Company ("CTC"), which is located in Princeton, New Jersey.

      Bear Stearns and BSSC are broker-dealers registered with the SEC. Additionally, Bear Stearns is registered as an investment adviser with the SEC. Bear Stearns and/or BSSC are also members of the NYSE, all other principal US securities and futures exchanges, the National Association of Securities Dealers, Inc. ("NASD"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and the ISE. Bear Stearns is a "primary dealer" in US government securities as designated by the Federal Reserve Bank of New York.

      BSIL is a full service broker-dealer based in London and among other European exchanges, is a member of Eurex Deutschland ("EUREX"), the International Petroleum Exchange ("IPE"), Euronext Liffe ("LIFFE"), Euronext Paris and NASDAQ Europe ("NASDAQ"). BSIL is supervised by and is regulated in accordance with the rules of the Financial Services Authority ("FSA").

      BSB is an Ireland-based bank, which was registered in 1996 and subsequently granted a banking license under the Irish Central Bank Act, 1971. BSB allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty.

      As of November 30, 2002, the Company had 10,574 employees.

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

      Arbitrage. The Company engages for its own account in both "classic" and "risk" arbitrage. The Company's risk arbitrage activities generally involve the purchase of securities at a discount from a value that is expected to be realized if a proposed or anticipated merger, recapitalization, tender offer or exchange offer is consummated. In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a future date and (iv) between the prices of securities with contracts settling on different dates. The Company also examines relative value strategies. These strategies focus on pairs of equities or different levels of the capital structure of the same firm. In these relative value cases, the Company believes strong reasons exist for the prices of the securities to be highly correlated.

      Strategic Structuring and Transactions ("SST"). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets covering a wide spectrum of equity and commodity products which include the use of futures, listed and OTC options and swaps.

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

      Equity Research. The Equity Research Department provides innovative, in-depth analysis of the global investment environment. Known for theme-oriented research underpinned by meticulous financial modeling, the department offers detailed information on over 1,000 companies in roughly 100 industries (including approximately 52% of the Standard & Poor's 500 Index). It also has a group of economists and strategists that closely monitors domestic and international markets. The department's broad-based domestic coverage is complemented by research teams in Latin America, Asia and Europe, giving its clients an advantage in a world where national boundaries are becoming more porous. This breadth of coverage allows the department to maintain a particularly wide-ranging recommended securities list and gives clients a steady stream of new investment ideas and insights into the more obscure corners of the financial world.

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

BLOCK STOCK AND PORTFOLIO TRADING

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

      Additionally, the Company, apart from the joint venture, performs market-making functions for options traded on the ISE. The Company owns and/or operates Primary Market Maker and Competitive Market Maker memberships to allow it to make markets in the majority of single stock options traded on the ISE. The rules of the ISE require market-makers to provide continuous quoting in a variety of option series and classes. This may also require commitments of capital.

      The Company is also registered as a market-maker in single stock futures on the Nasdaq Liffe Markets and OneChicago exchanges.

FIXED INCOME

      General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: US and foreign government securities, government agency securities, corporate debt, mortgages, mortgage-backed and other asset-backed securities, municipal and other tax-exempt securities and interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the US in such fixed income securities. Inventories of fixed income securities are generally carried to facilitate sales to customers and other dealers.

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

      Corporate and Sovereign Fixed Income. The Company acts as a dealer in corporate and sovereign fixed income securities as well as preferred stocks in New York, London and Tokyo. The Company buys and sells these securities for its own account in principal transactions with institutional and individual customers, as well as other dealers. The Company conducts trading in the full spectrum of dollar and non-dollar debt securities. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers utilizing financial futures and other instruments. Moreover, the Company offers quantitative, strategic and research services relating to fixed income securities to its domestic and international clients. The Company participates in the trading of investment-grade and non-investment-grade corporate debt securities, commercial loans and sovereign and sovereign agency securities.

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

      Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by state and local governments and authorities, as well as not-for-profit institutions. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets in a broad spectrum of long-term and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate demand and auction rate bond market. The Company offers a variety of derivative products to issuers to assist them in reducing their borrowing costs, maximizing investment returns and managing cash flows and balance sheets, including but not limited to interest rate swaps, caps, floors, options and forward delivery, and debt service reserve and debt service deposit agreements. The Company periodically uses both municipal and treasury bond futures to hedge its cash-market bond inventory. In addition, the Company maintains a municipal arbitrage portfolio for its own account consisting of municipal futures and cash bond positions. The Company's underwriting, capital markets, trading and sales activities are supported by a municipal research group.

      Derivatives. The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income, credit and equity derivatives. These products are transacted, as principal, with customers for hedging (credit, currency, interest rate or market), risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, asset swaps and structured notes, as well as more complex, structured trades which are customized to meet customers' specific needs. Derivatives enable customers to build tailor-made risk/return profiles, to customize transaction terms, to develop packaged solutions to a problem, to implement trades that otherwise could not be executed and to transact business with standardized documentation. The Company also enters into derivative transactions for various purposes and to manage the risks to which the Company is exposed in its various businesses and through its funding activities. The Company manages its market and counterparty risks arising from derivatives activities in a manner consistent with its overall risk management policies. The Company has 24 hours a day capabilities with personnel based in New York, Chicago, London, Hong Kong, Tokyo, Singapore and Dublin.

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

      Fixed Income Research. The Company is one of the leaders in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt and mortgage-backed and asset-backed securities. The Fixed Income Research Department provides ongoing support for the Company's sales and trading efforts, producing reports, studies and technical market analyses. The Fixed Income Research Department is comprised of economists, industry analysts and strategists covering the full range of research disciplines: quantitative, economic, strategic, credit portfolio, relative value and market-specific analysis. Fixed Income Research is comprised of the following three units located in New York and London:

      (i) Financial Analytics and Structured Transactions Group ("F.A.S.T.") is a center of expertise for the creation and analysis of fixed income and derivative securities worldwide. F.A.S.T. uses innovative solutions that employ state-of-the-art analytics and technology to help the Company and its clients successfully meet individual business objectives. F.A.S.T. is a global resource for financial engineering and securitization capabilities, fixed income portfolio management and analytical systems, investment research, trading technology and general financial expertise. A strategic partner for the Company's international trading desks, risk management areas and sales force, F.A.S.T. also serves the Company's external clients. In addition to formulating and executing customized strategic investment and trading solutions, F.A.S.T. develops the tools and recommendations necessary to quantify relevant risks and evaluate portfolios and securities. F.A.S.T.'s resources are used to create and model new types of securities, affording clients the unique perspective of both issuer and investor.

      (ii) High grade research provides coverage on 20 industries and 450 companies whose fixed income securities are investment grade.

      (iii) High yield research provides coverage on 250 corporate and sovereign issuers whose fixed income securities are non-investment-grade.

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

      Merchant Banking. Bear Stearns Merchant Banking, the dedicated private equity arm of the Company invests private equity capital in compelling leverage buyouts, recapitalizations and growth capital opportunities in a broad range of industries alongside superior management teams.

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

CUSTODIAL TRUST COMPANY

      The Company offers a range of trust company and securities-clearance services through its wholly owned subsidiary CTC. CTC provides the Company with banking powers, such as access to the securities and funds-wire services of the Federal Reserve System. CTC provides fiduciary, custody and agency services for institutional accounts; the clearance of government securities for institutions and dealers; the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products; and lending. At November 30, 2002, CTC held approximately $94 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds and insurance companies.

FUTURES

      The Company, through BSSC and other subsidiaries, provides, directly or through third-party brokers, futures commission merchant services for customers and other Bear Stearns affiliates who trade contracts in futures on financial instruments and physical commodities, including options on futures. Exchange-traded futures and options derive their values from the values of the underlying selected stock indices, individual equity securities, fixed income securities, currencies, agricultural and energy products and precious metals.

      Domestic futures and options trading is subject to extensive regulation by the CFTC pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International futures and options trading activities are subject to regulation by the respective regulatory authorities in the locations where futures exchanges reside, including the FSA in the United Kingdom.

      Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's requirements in addition to other regulations. In the US, the Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company is a member of the IPE, the London Commodity Exchange ("LCE"), LIFFE and OM London Exchange Limited ("OMLX"). The Company also has non-clearing memberships with MATIF and Eurex in Europe. In Japan, memberships are held with the Tokyo Stock Exchange, the Osaka Stock Exchange ("OSE") and the Tokyo International Financial Futures Exchange ("TIFFE").

PCS

      PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS maintains approximately 500 account executives in its principal office and six regional offices.

ASSET MANAGEMENT

      The Company's Asset Management Department manages equity, fixed income and alternative assets for some of the leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. With approximately $24 billion in assets under management as of November 30, 2002, clients benefit from the Asset Management Department's ability to leverage the Company's extensive resources and proven skill at turning innovative ideas into rewarding investment opportunities. Institutional and high-net-worth products span a broad spectrum of equity strategies including large cap, small cap, systematic, core and value equity; fixed income strategies including cash and enhanced cash management, short-term, intermediate, core, high yield and leveraged loans; and alternative investment strategies including various equity and fixed income hedge funds, a fund of proprietary hedge funds, private equity funds of funds, venture capital and structured products.

      In addition, the Asset Management Department offers individual investors STRATIS, a multi-manager wrap account, and The Bear Stearns Funds, a family of mutual funds which includes the S&P STARS, S&P STARS Opportunities, Intrinsic Value, Small Cap Value, Insiders Select, Alpha Growth, International Equity, Income and High Yield Total Return Portfolios.

ADMINISTRATION AND OPERATIONS

      Administration and operations personnel are responsible for the human resources and legal compliance areas; for processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; regulatory and financial reporting; office services; the custody of customer securities; the overseeing of margin accounts of the Company and correspondent organizations as well as other functions. The processing, settlement and accounting for transactions for the Company, correspondent organizations and the customers of correspondent organizations are handled by employees located in offices in New York, New Jersey and, to a lesser extent, the Company's offices worldwide.

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

      BSIL is based in London and provides investors and issuers with a full range of products and services in both international and US equities, fixed income, exchange-traded futures and options and foreign exchange. In addition, BSIL is a major sales and trading center within the Company's global fixed income, credit and equity-related derivative businesses. BSIL has an investment banking capability and also services the Company's growing clearance business in Europe.

      Bear Stearns Japan, Ltd. ("BSJL"), based in Tokyo, serves the diverse needs of corporations, financial institutions and government agencies by offering a range of international fixed income and equity products as well as listed futures. BSJL also offers a range of derivative products within Japan with special focus on credit and equity derivatives. Asset-backed securitization, mergers and acquisitions, corporate finance and restructuring services are also available for local and cross-border business.

      Bear Stearns Asia Limited ("BSAL"), based in Hong Kong, is the Company's primary operating entity in the Asia-Pacific region, excluding Japan. This office provides international equity sales, trading and research services to institutional and individual clients in Asia.

      BSB, based in Dublin, allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty. BSB also serves as a platform from which the Company directs some of its international banking activities, gaining easier access to worldwide markets and thereby expanding its capacity to increase its client base and product range. BSB engages in capital market activities with particular focus on the trading and sales of OTC interest rate derivative products.

COMPETITION

      The Company encounters intense competition in all aspects of the securities business, particularly underwriting, trading and advisory services and competes directly with other securities firms - both domestic and foreign - many having substantially greater capital and resources and offering a wider range of financial services than does the Company. The Company's competitors include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds and hedge funds. In addition to competition from securities firms, in recent years the Company has experienced increasing competition from other sources, such as insurance companies.

      The Company believes that the principal factors affecting competition involve the caliber and abilities of professional personnel, the relative price of the service and products being offered, the ability to assist with financing arrangements and the quality of service.

      In recent years, there has been substantial consolidation and convergence as institutions involved in a broad range of financial services industries have either ceased operations or have been acquired by or merged into other firms. This has resulted in competitors gaining greater capital and other resources, such as the ability to offer a wider range of products and services. In addition, legislative changes in the US have expanded the activities of commercial banks, as such institutions are allowed to enter businesses previously limited to investment banks. This legislation may further increase competition and accelerate consolidation.

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

      US broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject also are extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion, the Company's subsidiaries have been subject to investigations and proceedings and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

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

      The activities of the Company's bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation ("FDIC"). FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. The Competitive Equality in Banking Act of 1987, as amended, limits the use of overdrafts at Federal Reserve Banks on behalf of affiliates.

      BSIL is a broker-dealer based in London and is a member of the Chicago Board of Trade ("CBOT"), EUREX, LIFFE, Frankfurt Stock Exchange ("FWB"), IPE, International Securities Markets Association ("ISMA"), London Clearing House ("LCH"), Mercato Telematico allIngrosso dei Titoli de Stato ("MTS"), Milan Stock Exchange, NASDAQ, OMLX, Stockholmsboren and Euronext Paris ("EURONEXT"). Euronext Paris is the exchange which itself includes the following markets:
Bourse de Paris, Marche a Terme International de France ("MATIF"), Marche des Options Negociables de Paris ("MONEP") and Nouveau Marche ("NM"). Another London subsidiary, Bear Stearns International Trading Limited ("BSIT"), is a market-maker in various non-dollar-denominated equity securities and is a member of the London Stock Exchange, CREST (The Settlement Network) and virt-x Exchange. Both BSIL and BSIT are regulated in the United Kingdom by the FSA, pursuant to The Financial Services and Markets Act 2000. FSA regulates all aspects of the financial services industry in the United Kingdom and its Rules cover (inter alia): senior management responsibilities, regulatory capital, sales and trading practices, safekeeping of customer funds, record keeping, registration standards for individuals and reporting to customers.

      BSJL is a Tokyo broker-dealer registered with the Financial Services Agency of Japan. BSJL is a limited trade participant to the Tokyo Stock Exchange and the Osaka Stock Exchange and has a membership on the Tokyo International Financial Futures Exchange. Bear Stearns Hong Kong Limited is registered as a Commodities Dealer with the Securities and Futures Commission ("SFC") in Hong Kong and its main business consists of sales of US futures products to corporate and retail customers in Hong Kong. BSAL is registered as a Securities Dealer with the SFC in Hong Kong and is a participant (i.e. member) of the Hong Kong Exchange Limited. Bear Stearns Singapore Pte. Limited ("BSSP") has a Capital Market Service license and is also registered with the Monetary Authority of Singapore as an exempt financial adviser. BSSP provides sales, execution and research services on fixed income securities to institutional investors in Asia.

      BSB is an Ireland-based bank, which was incorporated as a limited liability company on November 27, 1995 and then re-registered on October 15, 1996 as a public company. BSB was granted a banking license on April 10, 1997 under the Irish Central Bank Act, 1971 and is regulated by the Central Bank of Ireland, which is the principal regulator of banks in Ireland.

      The Company's principal business activities - investment banking, securities and derivatives trading and sales, clearance and brokerage - are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, and the size, volume and timing of transactions. These and other factors can affect the Company's volume of security new-issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. Decrease in the volume of security new-issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

      CERTAIN STATEMENTS CONTAINED IN THIS DISCUSSION INCLUDING (WITHOUT LIMITATION) CERTAIN MATTERS DISCUSSED UNDER "LEGAL PROCEEDINGS" IN PART I, ITEM 3 OF THIS REPORT, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCORPORATED BY REFERENCE IN PART II, ITEM 7 OF THIS REPORT, AND "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" INCORPORATED BY REFERENCE IN PART II, ITEM 7A OF THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS CONCERNING MANAGEMENT'S EXPECTATIONS, STRATEGIC OBJECTIVES, BUSINESS PROSPECTS, ANTICIPATED ECONOMIC PERFORMANCE AND FINANCIAL CONDITION AND OTHER SIMILAR MATTERS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED IN THE PRIOR PARAGRAPH, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY ARE MADE. THE COMPANY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO PROVIDE ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENT TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH THE FORWARD-LOOKING STATEMENT IS BASED.

ITEM 2. PROPERTIES.

      The Company's executive offices and principal administrative offices occupy approximately 1.2 million square feet at 383 Madison Avenue, New York, New York under an operating lease arrangement.

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

      The Company also leases approximately 320,000 square feet of office space at One MetroTech Center, Brooklyn, New York pursuant to a lease expiring in 2004 for its securities processing, accounting and clearance operations. Additionally, the Company leases approximately 30,000, 140,000, 13,000, 59,000 and 61,000 square feet of space at four locations in New York City under leases expiring in 2002, 2002, 2007, 2009 and 2011, respectively. The Company's offices in Atlanta, Boca Raton, Boston, Chicago, Dallas, Denver, El Paso, Houston, Irving, Los Angeles, Palo Alto, Philadelphia, Pound Ridge, Princeton, San Francisco, San Juan and Tampa occupy an aggregate of approximately 632,000 square feet, while its thirteen foreign offices occupy a total of approximately 178,000 square feet under leases expiring on various dates through the year 2018.

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

      A.I.A. Holding, S.A., et al. v. Lehman Brothers, Inc., et al. On July 8, 1997, 277 alleged customers of Ahmad Ihsan El-Daouk ("Daouk") commenced an action in the United States District Court for the Southern District of New York against Lehman Brothers, Inc. ("Lehman") and Bear Stearns. On July 3, 1998, 276 of the 277 original plaintiffs filed an amended complaint against Lehman and Bear Stearns. As amended, the complaint alleges, among other things, that the defendants committed breach of fiduciary duty, fraud, constructive fraud, breach of contract, negligent hiring, retention and supervision, and that they aided and abetted fraud and aided and abetted breach of fiduciary duty in connection with alleged improper trading activities in the accounts of Daouk's customers. Plaintiffs seek compensatory damages in unspecified amounts and imposition of constructive trusts with respect to any property that "belongs, or may belong" to plaintiffs in Lehman's or Bear Stearns' possession.

      On May 5, 1999, the court granted permission to 21 plaintiffs who moved to dismiss their cases with prejudice on the condition that each provides a covenant not to sue and a release.

      The court thereafter randomly divided the remaining plaintiffs into fourteen separate groups for purposes of trial. On January 23, 2002, the court granted in part Bear Stearns' and Lehman's motions for summary judgment with respect to the first group of plaintiffs set for trial. The court dismissed all claims asserted by four of the fourteen plaintiffs in this first group. In addition, the court granted in part defendants' motions with respect to ten of these fourteen plaintiffs, and dismissed all claims except those for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and aiding and abetting fraud.

      On May 9, 2002, the court granted in part motions filed by Bear Stearns, Lehman, and the plaintiffs, seeking reconsideration of the court's January 23, 2002 decision, which granted in part Bear Stearns' and Lehman Brothers' motion for summary judgment. On reconsideration, the court reinstated the claim for aiding and abetting fraud asserted by three of the four plaintiffs whose claims against Bear Stearns had been dismissed in their entirety; the fourth plaintiff's claims against Bear Stearns remain dismissed. In addition, the court reinstated the plaintiffs' secondary liability claims with respect to certain of the plaintiffs. Finally, the court dismissed all claims asserted by the plaintiff with the largest claim against Bear Stearns in the first group of plaintiffs set for trial (the court has randomly divided the remaining plaintiffs into separate groups for purposes of trial).

      The parties have entered into an agreement to settle this action.

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

      In November 2002, the court gave final approval to the parties' settlement of this action.

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

      Bear Stearns has denied all allegations of wrongdoing asserted against it in this NASD arbitration proceeding and believes that it has substantial defenses to these claims.

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

      Henryk de Kwiatkowski v. Bear, Stearns & Co. Inc., et al. On June 25, 1996, a complaint was filed in the United States District Court for the Southern District of New York by a former customer against Bear Stearns, BSSC, Bear Stearns Forex Inc. ("Forex") and a registered representative. On November 4, 1996, an amended complaint was filed, and on October 22, 1998, a second amended complaint was filed against the same individual and entities that were named as defendants in the original complaint. As amended, the complaint alleges, among other things, claims for breach of fiduciary duty, negligence and violations of Section 4o of the Commodity Exchange Act. Plaintiff sought to recover at least $300 million in losses and at least $100 million in punitive damages.

      On May 17, 2000, a jury returned a verdict finding that Bear Stearns, BSSC and Forex were liable to plaintiff for negligence and awarded damages in the amount of $111.5 million. The jury also found that defendants had not breached any fiduciary duties. On June 2, 2000, the court also awarded pre-judgment interest of $52.3 million. On December 29, 2000, the court denied defendants' motions to overturn the verdict.

      Defendants appealed the verdict to the United States Court of Appeals for the Second Circuit, and on September 19, 2002, the United States Court of Appeals for the Second Circuit reversed the jury verdict against Bear Stearns in this case and ordered that the complaint be dismissed. On December 5, 2002, the Second Circuit denied plaintiff's motions for reargument and en banc review of this decision.

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

      (ii) In re McKesson HBOC, Inc. Securities Litigation. Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. On November 2, 1999, these actions were consolidated, and on February 25, 2000, the plaintiffs filed an amended consolidated complaint, on November 14, 2000, the plaintiffs filed a second amended consolidated complaint and on February 15, 2002, plaintiffs filed a third amended consolidated complaint. As amended, the complaint alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Plaintiffs purport to represent a class consisting of all persons who either (i) acquired publicly traded securities of HBOC between January 20, 1997 and January 12, 1999, or (ii) acquired publicly traded securities of McKesson or McKesson HBOC between October 18, 1998 and April 27, 1999, and who held McKesson securities on November 27, 1998 and January 22, 1999. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. Compensatory damages in an unspecified amount are sought.

      On January 6, 2003, the court granted Bear Stearns' motion to dismiss the
Section 10(b) claim asserted in the complaint, and denied Bear Stearns' motion to dismiss the Section 14(a) claim.

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

      On August 1, 2002, the plaintiffs in each of these actions filed amended complaints, and on October 2, 2002, these actions were consolidated for pre-trial purposes with the Merrill Lynch Fundamental Growth Fund, Inc. action described below.

      On October 17, 2002, the plaintiffs in these actions filed a consolidated amended complaint. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. As amended, the complaint alleges that Bear Stearns violated Section 25500 of the California Business and Professions Code and California Civil Code Sections 1709 and 1710, and committed common law fraud and deceit and negligent misrepresentation based on allegations similar to those in the third amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California. Compensatory and punitive damages in unspecified amounts are sought.

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

      On July 2, 2001, the defendants filed preliminary objections to the complaint. On December 18, 2001, the court sustained defendants' preliminary objections and dismissed the complaint. On January 7, 2002, plaintiff filed a notice of appeal. On September 9, 2002, the Pennsylvania Superior Court affirmed the lower court's order granting Bear Stearns' motion to dismiss the complaint in this action on the ground that venue was improper. On April 26, 2002, Plaintiffs in this action filed a lawsuit alleging similar claims in the Supreme Court, State of New York, New York County.

      (v) Pacha, et al v. McKesson HBOC, Inc., et al. On July 27, 2001, an action was commenced in the United States District Court for the Northern District of California by individuals who owned McKesson common stock that was converted into common stock of McKesson HBOC in connection with the McKesson/HBOC merger. Named as defendants are McKesson HBOC, certain present or former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Exchange Act and aided and abetted a breach of fiduciary duty in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory and punitive damages in an unspecified amount are sought.

      On November 13, 2001, this action was consolidated for pre-trial purposes with the In re McKesson HBOC, Inc. Securities Litigation described above.

      (vi) Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al. On or around March 19, 2002, an action was commenced in the Superior Court of the State of California, County of San Francisco, by two investment funds that acquired the common stock of McKesson HBOC between February 5 and March 12, 1999. Named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC, Arthur Andersen and Bear Stearns. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud, negligent misrepresentation and conspiracy in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought. Bear Stearns has not been served with the complaint in this action.

      On August 6, 2002, plaintiffs and Bear Stearns entered into a tolling agreement pursuant to which any statute of limitations applicable to the claims asserted against Bear Stearns in the complaint will be tolled until the earlier of (a) 30 days after written termination of the tolling agreement or (b) the date plaintiffs file a new complaint against Bear Stearns. The tolling agreement may be terminated by either party upon written notice, at which time plaintiffs may reinstate their claims. The agreement further provides that plaintiffs may obtain the benefit of an adverse judgment against Bear Stearns in any of the pending state or federal cases arising from the McKesson-HBOC merger (to the extent permitted by principles of res judicata and collateral estoppel). On August 8, 2002, plaintiffs filed an amended complaint that does not name Bear Stearns as a defendant. On October 2, 2002, this action was consolidated with the Pension Fund Cases described above for pre-trial purposes (although the plaintiffs in this action will not join or be plaintiffs in the consolidated complaint to be filed by the plaintiffs in the Pension Fund Cases).

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      Manhattan Investment Fund Limited. The following matters arise out of the failure and subsequent bankruptcy filing of Manhattan Investment Fund Limited ("MIFL").

      (i) Scotia Nominees, as nominees for L.C.O. Investments, Ltd. v. Michael Berger, et al. On January 25, 2000, an action was commenced in the Supreme Court of the State of New York, County of New York, by Scotia Nominees, a shareholder of MIFL. On March 27, 2000, plaintiff filed an amended complaint, and on March 6, 2001, plaintiffs filed a second amended complaint, and named as defendants in the second amended complaint are MIFL, three directors of MIFL, Manhattan Capital Management, Inc., BSSC, Deloitte & Touche, and Fund Administration Services (Bermuda) Ltd. ("FASB").

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

      On January 18, 2002, the court announced a tentative ruling dismissing all claims against BSSC. The court subsequently issued an order dismissing all claims asserted in this action with prejudice.

      (ii) Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp. On April 24, 2001, an action was commenced in the United States Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for MIFL. BSSC is the sole defendant. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were "fraudulent transfers" made in violation of Sections 548 and 550 of the United States Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

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

      Sterling Foster & Co., Inc. The following matter arises out of Bear Stearns' role as clearing broker for Sterling Foster & Co., Inc. ("Sterling Foster").

      (i) Levitt, et al. v. Bear Stearns, et al. On February 16, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster between September 4, 1996 and December 31, 1996. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

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

      IPO Allocation Securities and Antitrust Litigations

      The Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during 2001 and 2002 in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). The complaints in these purported class actions generally allege, among other things, that between 1998 and 2000: (i) the underwriters of certain "hot" IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation; and/or
(ii) the underwriters' customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions.

      Beginning on April 19, 2002, the plaintiffs in these litigations filed amended complaints by virtue of which the public offerings of each of the 308 issuers is now the subject of a separate complaint. Bear Stearns is a defendant in 94 of these amended complaints. As amended, the complaints allege, among other things, that the underwriters, including Bear Stearns, violated Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on the wrongdoing alleged in the original complaints and by causing their securities analysts to issue unwarranted positive reports regarding the issuers. Compensatory damages in unspecified amounts are sought.

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

      The Company denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      IPO and Research Investigation

      The SEC, NASD, NYSE and several state attorney generals' offices are conducting an industry-wide investigation of certain research and initial public offering practices of major brokerage firms, including Bear Stearns. Bear Stearns is cooperating fully with the investigation. On December 20, 2002, these regulatory agencies and the North American Securities Administrators Association announced an agreement in principle with 10 brokerage firms, including Bear Stearns (and shortly thereafter an additional two brokerage firms) to resolve the investigation concerning research practices. This agreement is subject to approval of the governing bodies of these regulatory and/or governmental authorities, including the SEC. The agreement requires, among other things, that Bear Stearns pay $80 million in penalties, restitution and money for investor education. In addition, all firms that are a party to the agreement are required: (i) to sever the links between research and investment banking, including analyst compensation for equity research, and the practice of analysts accompanying investment banking personnel on pitches and road shows; (ii) for a five-year period, to contract with no less than three independent research firms that will provide research to the brokerage firms and customers; and (iii) not to allocate IPO shares to corporate executives and directors who are in a position to influence investment banking decisions.

      The Company is also involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information as of January 31, 2003 concerning executive officers of the Company as of November 30, 2002.

                            AGE AS OF
                           JANUARY 31,
         NAME                 2003                PRINCIPAL OCCUPATION
-------------------------  -----------  ----------------------------------------

James E. Cayne ..........      68       Chairman of the Board and Chief
                                        Executive Officer of the Company and
                                        Bear Stearns and member of the Executive
                                        Committee of the Company (the "Executive
                                        Committee")

Alan C. Greenberg .......      75       Chairman of the Executive Committee

Mark E. Lehman ..........      51       Executive Vice President and General
                                        Counsel of the Company and Bear Stearns
                                        and member of the Executive Committee

Marshall J Levinson .....      60       Controller of the Company

Michael Minikes .........      59       Treasurer of the Company and Bear
                                        Stearns

Samuel L. Molinaro Jr. ..      45       Executive Vice President and Chief
                                        Financial Officer of the Company and
                                        Bear Stearns and member of the Executive
                                        Committee

Alan D. Schwartz ........      52       President and Co-Chief Operating Officer
                                        of the Company and Bear Stearns and
                                        member of the Executive Committee

Warren J. Spector .......      45       President and Co-Chief Operating Officer
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

      Mr. Lehman has been an Executive Vice President and General Counsel of the Company and Bear Stearns for more than the past five years.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2003 Annual Meeting of Stockholders to be held on March 26, 2003, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities," "Security Ownership of Management" and "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(2) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of November 29, 2000 for Plan Years beginning on or after July 1, 1999 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 23, 2001).*

(10)(a)(3) Performance Compensation Plan, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit 10(a)(5) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(4) Stock Award Plan, as amended and restated as of March 26, 2002 (incorporated by reference to Exhibit 4(c) to the registrant's registration statement on Form S-8 (File No. 333-86060)).*

(10)(a)(5) Non-Employee Directors' Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*

(10)(a)(6) Restricted Stock Unit Plan, as of November 29, 2000 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 23, 2001).*

(10)(a)(7) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(8) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*

(10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

(10)(b)(2) First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2001).

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

(13) 2002 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

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

* Executive Compensation Plans and Arrangements

      (b) REPORTS ON FORM 8-K.

            The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:

            (i) A Current Report on Form 8-K dated September 18, 2002 and filed September 19, 2002, pertaining to the Company's results of operations for the quarter ended August 31, 2002.

            (ii) A Current Report on Form 8-K dated September 20, 2002 and filed September 26, 2002, announcing the United States Court of Appeals for the Second Circuit overturned a district court decision that upheld a jury verdict awarding Henryk de Kwiatowski, a former customer of Bear Stearns, approximately $164.5 million in damages and interest in May 2000 and ordered the district court to dismiss the case.

            (iii) A Current Report on Form 8-K dated October 30, 2002 and filed
                  November 6, 2002, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the 5.70% Global Notes due 2014 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2003.


                                        THE BEAR STEARNS COMPANIES INC.
                                                  (Registrant)

                                        By: /s/ SAMUEL L. MOLINARO JR.
                                            ....................................
                                                Samuel L. Molinaro Jr.
                                             Executive Vice President and
                                               Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2003.


           NAME                                   TITLE
           ----                                   -----


    /s/ ALAN C. GREENBERG
.............................
      Alan C. Greenberg         Chairman of the Executive Committee and Director


     /s/ JAMES E. CAYNE         Chairman of the Board and Chief Executive
.............................    Officer (Principal Executive Officer) and
       James E. Cayne           Director



    /s/ CARL D. GLICKMAN
.............................
      Carl D. Glickman          Director


  /s/ DONALD J. HARRINGTON
.............................
    Donald J. Harrington        Director


     /s/ WILLIAM L. MACK
.............................
       William L. Mack          Director


    /s/ FRANK T. NICKELL
.............................
      Frank T. Nickell          Director


     /s/ PAUL A. NOVELLY
.............................
       Paul A. Novelly          Director


   /s/ FREDERIC V. SALERNO
.............................
     Frederic V. Salerno        Director

    /s/ ALAN D. SCHWARTZ
.............................    President, Co-Chief Operating Officer and
      Alan D. Schwartz          Director


    /s/ WARREN J. SPECTOR
.............................    President, Co-Chief Operating Officer and
      Warren J. Spector         Director


      /s/ VINCENT TESE
.............................
        Vincent Tese            Director


       /s/ FRED WILPON
.............................
         Fred Wilpon            Director


 /s/ SAMUEL L. MOLINARO JR.
.............................    Executive Vice President and Chief Financial
   Samuel L. Molinaro Jr.       Officer (Principal Financial Officer)


   /s/ MARSHALL J LEVINSON
.............................
     Marshall J Levinson        Controller (Principal Accounting Officer)

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
  OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Cayne, certify that:

1. I have reviewed this Annual Report on Form 10-K of The Bear Stearns Companies Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003


/s/ JAMES E. CAYNE
------------------------------------
James E. Cayne
Chairman of the Board,
Chief Executive Officer

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
  OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Samuel L. Molinaro, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of The Bear Stearns Companies Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003


/s/ SAMUEL L. MOLINARO JR.
----------------------------
Samuel L. Molinaro, Jr.
Executive Vice President,
Chief Financial Officer

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                           ITEMS 15(a)(1) AND 15(a)(2)

                                                                PAGE REFERENCE

                                                                FORM     ANNUAL
FINANCIAL STATEMENTS                                            10-K     REPORT*
--------------------                                          ---------  -------

Independent Auditors' Report                                               81

THE BEAR STEARNS COMPANIES INC.
-------------------------------

(i)   Consolidated Statements of Income--fiscal years ended
      November 30, 2002, 2001 and 2000                                     52

(ii)  Consolidated Statements of Financial Condition at
      November 30, 2002 and November 30, 2001                              53

(iii) Consolidated Statements of Cash Flows--fiscal years
      ended November 30, 2002, 2001 and 2000                               54

(iv)  Consolidated Statements of Changes in Stockholders'
      Equity--fiscal years ended November 30, 2002, 2001 and
      2000                                                                55-56

(v)   Notes to Consolidated Financial Statements                          57-80

FINANCIAL STATEMENT SCHEDULES
-----------------------------

      Independent Auditors' Report                               F-2

I     Condensed financial information of registrant           F-3 - F-6

* Incorporated by reference from the indicated pages of the 2002 Annual Report to Stockholders.

      All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

DELOITTE
& TOUCHE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:

We have audited the consolidated statements of financial condition of The Bear Stearns Companies Inc. and subsidiaries (the "Company") as of November 30, 2002 and November 30, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal years ended November 30, 2002, November 30, 2001 and November 30, 2000, and have issued our report thereon dated January 15, 2003; such consolidated financial statements and report are included in the Company's Annual Report to Stockholders on Form 10-K and are incorporated herein by reference. Our audits also included the financial statement schedules of The Bear Stearns Companies Inc. (Parent Company Only), listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
January 15, 2003

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                    FISCAL YEAR         FISCAL YEAR         FISCAL YEAR
                                                       ENDED               ENDED               ENDED
                                                 NOVEMBER 30, 2002   NOVEMBER 30, 2001   NOVEMBER 30, 2000
                                                 -----------------   -----------------   -----------------
REVENUES

Interest .....................................      $  504,086          $1,327,435            $1,863,498
Other ........................................         259,236             331,757               155,932
                                                    ----------          ----------            ----------
                                                       763,322           1,659,192             2,019,430
                                                    ----------          ----------            ----------
EXPENSES

Interest .....................................         770,735           1,752,063             2,483,116
Other ........................................         171,525             214,748               105,860
                                                    ----------          ----------            ----------
                                                       942,260           1,966,811             2,588,976
                                                    ----------          ----------            ----------
Loss before benefit from income taxes,
   cumulative effect of change in accounting
   principle and equity in earnings of
   subsidiaries ..............................        (178,938)           (307,619)             (569,546)

Benefit from income taxes ....................             514             180,162               118,740
                                                    ----------          ----------            ----------
Loss before cumulative effect of change in
   accounting principle and equity in earnings
   of subsidiaries ...........................        (178,424)           (127,457)             (450,806)

Cumulative effect of change in accounting
   principle, net of tax .....................              --              (6,273)                   --

Equity in earnings of subsidiaries, net of tax       1,056,769             752,422             1,223,989
                                                    ----------          ----------            ----------
Net income ...................................      $  878,345          $  618,692            $  773,183
                                                    ==========          ==========            ==========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      NOVEMBER 30, 2002   NOVEMBER 30, 2001
                                                      -----------------   -----------------
ASSETS
Cash and cash equivalents .........................      $        --         $ 6,712,580
Securities purchased under agreements to resell ...           94,013                  --
Receivables from subsidiaries .....................       27,160,708          19,889,935
Subordinated loans receivable from subsidiaries ...        5,289,478           4,697,000
Investments in subsidiaries, at equity ............        6,146,820           5,882,014
Other assets ......................................        2,674,106           2,633,836
                                                         -----------         -----------
Total Assets ......................................      $41,365,125         $39,815,365
                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings .............................       $8,825,971         $ 9,293,866
Payables to subsidiaries ..........................        1,878,983             990,629
Other liabilities and accrued expenses ............          959,520             435,391
                                                         -----------         -----------
                                                          11,664,474          10,719,886
                                                         -----------         -----------
Long-term borrowings ..............................       22,756,068          22,688,988

Long-term borrowings from subsidiaries ............          562,500             777,964

STOCKHOLDERS' EQUITY
Preferred stock ...................................          692,832             800,000
Common stock, $1.00 par value; 500,000,000 shares
authorized as of November 30, 2002 and November 30,
2001; 184,805,848 shares issued as of November 30,
2002 and November 30, 2001 ........................          184,806             184,806

Paid-in capital ...................................        2,866,290           2,728,981
Retained earnings .................................        3,909,272           3,118,635
Employee stock compensation plans .................        2,213,979           2,015,375
Unearned compensation .............................         (208,588)           (230,071)
Treasury stock, at cost:
   Adjustable Rate Cumulative Preferred Stock
     Series A: 2,520,750 shares as of November 30,
     2002 and November 30, 2001 ...................         (103,421)           (103,421)
   Common stock: 84,781,479 and 84,763,780 shares
     as of November 30, 2002 and November 30, 2001,
     respectively .................................       (3,173,087)         (2,885,778)
                                                         -----------         -----------
Total Stockholders' Equity ........................        6,382,083           5,628,527
                                                         -----------         -----------
Total Liabilities and Stockholders' Equity ........      $41,365,125         $39,815,365
                                                         ===========         ===========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR          FISCAL YEAR          FISCAL YEAR
                                                                          ENDED                ENDED                ENDED
                                                                    NOVEMBER 30, 2002    NOVEMBER 30, 2001    NOVEMBER 30, 2000
                                                                    -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................      $   878,345          $   618,692          $   773,183
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Employee stock compensation plans ............................          533,240              355,612              676,920
   Equity in earnings of subsidiaries, net of dividends received           112,141               (1,032)            (926,686)
   Other ........................................................           16,043               16,423               17,559
(Increases) decreases in assets:
   Securities purchased under agreements to resell ..............          (94,013)                  --                   --
   Other assets .................................................           83,571              107,161             (886,258)
Increases (decreases) in liabilities:
   Payables to subsidiaries .....................................          891,019              314,278               90,275
   Other liabilities and accrued expenses .......................          652,257             (174,992)             (62,195)
                                                                       -----------          -----------          -----------
Cash provided by (used in) operating activities .................        3,072,603            1,236,142             (317,202)
                                                                       -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from short-term borrowings ..........         (467,895)          (3,565,215)           1,396,226
Net proceeds from issuance of long-term borrowings ..............        4,764,610            6,103,526            8,183,991
(Decrease) increase in long-term borrowings from subsidiaries ...         (215,464)             254,231                   --
Issuance of common stock ........................................           26,436                  288                   --
Proceeds from put option premium ................................               --                   --                1,065
Redemption of preferred stock ...................................          (91,336)                  --                   --
Payments for:
   Retirement of long-term borrowings ...........................       (5,083,978)          (4,149,578)          (4,304,964)
   Treasury stock purchases .....................................         (629,664)          (1,048,015)            (726,836)
Cash dividends paid .............................................          (97,544)            (100,206)             (99,329)
                                                                       -----------          -----------          -----------
Cash (used in) provided by financing activities .................       (1,794,835)          (2,504,969)           4,450,153
                                                                       -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Receivables from subsidiaries ...................................       (6,957,557)           7,538,113           (2,934,186)
Subordinated loans receivable from subsidiaries .................         (592,478)            (200,000)            (590,045)
Investments in subsidiaries, net ................................         (376,947)             (73,406)             235,261
Business acquisition ............................................               --             (242,983)                  --
Purchases of investment securities and other assets .............          (79,924)             (48,930)             (51,202)
Proceeds from sale of investment securities and other assets ....           16,558                3,826                9,854
                                                                       -----------          -----------          -----------
Cash (used in) provided by investing activities .................       (7,990,348)           6,976,620           (3,330,318)
                                                                       -----------          -----------          -----------
Net (decrease) increase in cash and cash equivalents ............       (6,712,580)           5,707,793              802,633
Cash and cash equivalents, beginning of fiscal year .............        6,712,580            1,004,787              202,154
                                                                       -----------          -----------          -----------
Cash and cash equivalents, end of fiscal year ...................      $        --          $ 6,712,580          $ 1,004,787
                                                                       ===========          ===========          ===========

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

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.    GENERAL

      The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2002 Annual Report to Stockholders (the "Annual Report") incorporated by reference in this Form 10-K.

      The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Investments in wholly owned subsidiaries are accounted for using the equity method.

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

2.    STATEMENT OF CASH FLOWS

      Income taxes paid (consolidated) totaled approximately $222 million, $55 million and $985 million for the fiscal years ended November 30, 2002, 2001 and 2000, respectively. Cash payments for interest approximated interest expense for each of the periods presented.

3.    TRANSACTIONS WITH SUBSIDIARIES

      The Company received from its consolidated subsidiaries dividends of approximately $1,169 million, $751 million and $297 million for the fiscal years ended November 30, 2002, 2001 and 2000, respectively.

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