Form 10-Q
period 2003-02-28
BEAR STEARNS COMPANIES INC
filed 2003-04-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of April 10, 2003, the latest practicable date, there were 99,064,031 shares of Common Stock, $1 par value, outstanding.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                              Page

Item 1.     Financial Statements

            Condensed Consolidated Statements of Financial Condition
            as of February 28, 2003 (Unaudited) and
            November 30, 2002 (Audited)                                          3

            Condensed Consolidated Statements of Income (Unaudited)
            for the three months ended February 28, 2003 and
            February 28, 2002                                                    4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended February 28, 2003 and
            February 28, 2002                                                    5

            Notes to Condensed Consolidated Financial Statements (Unaudited)     6

            Independent Accountants' Report                                      26

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        27

Item 3.     Quantitative and Qualitative Disclosures about Market Risk           45

Item 4.     Controls and Procedures                                              47

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                    48

Item 5.     Other Information                                                    50

Item 6.     Exhibits and Reports on Form 8-K                                     51

            Signature                                                            53

            Certifications                                                       54

Part I - Financial Information
Item 1. Financial Statements

                                                    THE BEAR STEARNS COMPANIES INC.

                                                  Condensed Consolidated Statements of
                                                          Financial Condition

                                                                                           (Unaudited)
                                                                                           February 28,      November 30,
(in thousands, except share data)                                                              2003              2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                            $   6,116,886     $   5,520,285
    Cash and securities deposited with clearing organizations or
      segregated in compliance with federal regulations                                      7,478,047         7,100,138
    Securities purchased under agreements to resell                                         37,096,661        36,505,447
    Securities received as collateral                                                        6,897,306         5,669,811
    Securities borrowed                                                                     49,556,986        53,116,267
    Receivables:
      Customers                                                                             20,632,613        18,105,196
      Brokers, dealers and others                                                            1,676,897         1,358,377
      Interest and dividends                                                                   251,479           297,980
    Financial instruments owned, at fair value
      Pledged as collateral                                                                 34,401,360        30,752,090
      Not pledged as collateral                                                             25,977,343        22,692,578
    Property, equipment and leasehold improvements, net of accumulated depreciation
      and amortization of $757,111 and $722,690 in 2003 and 2002, respectively                 452,036           483,827
    Other assets                                                                             3,238,463         3,252,427
                                                                                         -------------------------------
    Total Assets                                                                         $ 193,776,077     $ 184,854,423
                                                                                         ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                                                $  16,874,248     $  14,409,826
    Securities sold under agreements to repurchase                                          47,916,320        44,469,414
    Obligation to return securities received as collateral                                   6,897,306         5,669,811
    Securities loaned                                                                        5,979,226         5,638,771
    Payables:
      Customers                                                                             52,875,715        53,814,105
      Brokers, dealers and others                                                            2,414,336         2,911,679
      Interest and dividends                                                                   475,802           515,228
    Financial instruments sold, but not yet purchased, at fair value                        26,407,105        24,421,273
    Accrued employee compensation and benefits                                                 645,232         1,158,699
    Other liabilities and accrued expenses                                                   1,302,870         1,219,635
                                                                                         -------------------------------
                                                                                           161,788,160       154,228,441
                                                                                         -------------------------------
    Commitments and contingencies (Note 3)
    Long-term borrowings                                                                    24,895,789        23,681,399
                                                                                         -------------------------------
    Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities          562,500           562,500
                                                                                         -------------------------------

STOCKHOLDERS' EQUITY
    Preferred stock                                                                            682,783           692,832
    Common stock, $1.00 par value; 500,000,000 shares authorized as of
      February 28, 2003 and November 30, 2002; 184,805,848 shares issued as of
      February 28, 2003 and November 30, 2002                                                  184,806           184,806
    Paid-in capital                                                                          2,878,311         2,866,290
    Retained earnings                                                                        4,149,161         3,909,272
    Employee stock compensation plans                                                        2,181,730         2,213,979
    Unearned compensation                                                                     (183,580)         (208,588)
    Treasury stock, at cost:
      Adjustable Rate Cumulative Preferred Stock Series A:
          2,520,750 shares as of February 28, 2003 and November 30, 2002                      (103,421)         (103,421)
      Common stock: 85,828,184 and 84,781,479 shares as of February 28, 2003 and
          November 30, 2002, respectively                                                   (3,260,162)       (3,173,087)
                                                                                         -------------------------------
    Total Stockholders' Equity                                                               6,529,628         6,382,083
                                                                                         -------------------------------
    Total Liabilities and Stockholders' Equity                                           $ 193,776,077     $ 184,854,423
                                                                                         ===============================

See Notes to Condensed Consolidated Financial Statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

                                   THE BEAR STEARNS COMPANIES INC.

                                 Condensed Consolidated Statements of
                                              Income

                                                                       (Unaudited)
                                                                   Three Months Ended
                                                           ----------------------------------
                                                            February 28,          February 28,
(in thousands, except share and per share data)                 2003                  2002
---------------------------------------------------------------------------------------------
REVENUES
    Commissions                                            $    241,915          $    264,657
    Principal transactions                                      968,464               660,750
    Investment banking                                          167,583               151,894
    Interest and dividends                                      434,159               598,633
    Other income                                                 25,794                42,210
                                                           ----------------------------------
       Total revenues                                         1,837,915             1,718,144
    Interest expense                                            322,481               478,966
                                                           ----------------------------------
       Revenues, net of interest expense                      1,515,434             1,239,178
                                                           ----------------------------------
NON-INTEREST EXPENSES
    Employee compensation and benefits                          757,889               633,642
    Floor brokerage, exchange and clearance fees                 44,680                39,749
    Communications and technology                                92,740               104,673
    Occupancy                                                    34,943                44,206
    Advertising and market development                           25,210                23,524
    Professional fees                                            28,453                33,824
    Other expenses                                              106,320                86,033
                                                           ----------------------------------
       Total non-interest expenses                            1,090,235               965,651
                                                           ----------------------------------

    Income before provision for income taxes                    425,199               273,527
    Provision for income taxes                                  150,946                93,001
                                                           ----------------------------------
    Net income                                             $    274,253          $    180,526
                                                           ==================================
    Net income applicable to common shares                 $    266,261          $    170,748
                                                           ==================================

    Basic earnings per share                               $       2.21          $       1.39
                                                           ==================================
    Diluted earnings per share                             $       2.00          $       1.29
                                                           ==================================

      Weighted average common shares outstanding:
           Basic                                            129,773,603           134,793,949
                                                           ==================================
           Diluted                                          147,029,224           148,115,050
                                                           ==================================
    Cash dividends declared per common share               $       0.17          $       0.15
                                                           ==================================

See Notes to Condensed Consolidated Financial Statements.

                                                 THE BEAR STEARNS COMPANIES INC.

                                               Condensed Consolidated Statements of
                                                           Cash Flows

                                                                                                    (Unaudited)
                                                                                                 Three Months Ended
                                                                                         ---------------------------------
                                                                                           February 28,        February 28,
 (in thousands)                                                                               2003                 2002
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $   274,253           $   180,526
   Adjustments to reconcile net income to cash used in operating activities:
      Noncash items included in net income:
        Depreciation and amortization                                                         36,904                51,132
        Deferred income taxes                                                                 (7,590)              (20,526)
        Employee stock compensation plans                                                      9,446                12,361
        Other                                                                                  3,527                 4,014
      Changes in operating assets and liabilities:
        Cash and securities deposited with clearing organizations or segregated
          in compliance with federal regulations                                            (377,909)           (1,035,242)
        Securities purchased under agreements to resell                                     (591,214)            6,211,807
        Securities borrowed                                                                3,559,281              (273,231)
        Receivables from customers                                                        (2,527,417)              309,519
        Receivables from brokers, dealers and others                                        (318,520)            1,796,510
        Financial instruments owned                                                       (6,397,831)           (5,771,666)
        Other assets                                                                          80,053               184,618
        Securities sold under agreements to repurchase                                     3,446,906             1,627,933
        Securities loaned                                                                    340,455                86,831
        Payables to customers                                                               (938,390)           (1,833,570)
        Payables to brokers, dealers and others                                             (503,756)           (2,226,232)
        Financial instruments sold, but not yet purchased                                  1,985,832               863,198
        Accrued employee compensation and benefits                                          (521,050)             (748,604)
        Other liabilities and accrued expenses                                                45,560               (54,078)
                                                                                         ---------------------------------
   Cash used in operating activities                                                      (2,401,460)             (634,700)
                                                                                         ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (payments for) short-term borrowings                                  2,464,422            (1,869,907)
   Net proceeds from issuance of long-term borrowings                                      2,614,398             1,977,077
   Redemption of preferred stock issued by a subsidiary                                         --                (200,000)
   Issuance of common stock                                                                   34,711                 3,615
   Redemption of preferred stock                                                              (9,972)                 --
   Payments for retirement of long-term borrowings                                        (1,945,147)             (544,252)
   Treasury stock purchases - common stock                                                  (122,845)              (37,200)
   Cash dividends paid                                                                       (25,159)              (24,808)
                                                                                         ---------------------------------
   Cash provided by (used in) financing activities                                         3,010,408              (695,475)
                                                                                         ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment and leasehold improvements                                (5,113)              (42,633)
   Purchases of investment securities and other assets                                       (10,159)              (11,282)
   Proceeds from sales of investment securities and other assets                               2,925                 7,693
                                                                                         ---------------------------------
   Cash used in investing activities                                                         (12,347)              (46,222)
                                                                                         ---------------------------------
   Net increase (decrease) in cash and cash equivalents                                      596,601            (1,376,397)
   Cash and cash equivalents, beginning of year                                            5,520,285             7,332,747
                                                                                         ---------------------------------
   Cash and cash equivalents, end of period                                              $ 6,116,886           $ 5,956,350
                                                                                         =================================

See Notes to Condensed Consolidated Financial Statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries ("Company"). All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of February 28, 2003 and the Condensed Consolidated Statements of Income and Cash Flows for the three months ended February 28, 2003 and February 28, 2002 are unaudited. The November 30, 2002 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 filed by the Company under the Securities Exchange Act of 1934.

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation, which may affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

The Company, through its principal operating subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities,

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION (CONTINUED)

fixed income and investment banking areas. Global Clearing Services is composed of clearance and commission-related areas which concentrate on the execution of trades for customers. Wealth Management is comprised of the Private Client Services ("PCS") and asset management areas. See Note 9, "Segment Data," of Notes to Condensed Consolidated Financial Statements.

2. FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                            February 28,         November 30,
(in thousands)                                                 2003                 2002
--------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS OWNED:
   US government and agency                                 $ 5,662,713          $ 5,754,144
   Other sovereign governments                                1,477,158            1,064,850
   Corporate equity and convertible debt                      8,722,374            7,746,419
   Corporate debt and other                                   9,368,367            7,337,940
   Mortgages, mortgage- and asset-backed                     20,857,365           20,019,289
   Derivative financial instruments                          14,290,726           11,522,026
--------------------------------------------------------------------------------------------
                                                            $60,378,703          $53,444,668
============================================================================================

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
   US government and agency                                 $ 7,878,791          $ 8,206,597
   Other sovereign governments                                1,340,893            1,209,421
   Corporate equity and convertible debt                      4,036,193            4,935,396
   Corporate debt and other                                   3,001,383            2,213,984
   Derivative financial instruments                          10,149,845            7,855,875
--------------------------------------------------------------------------------------------
                                                            $26,407,105          $24,421,273
============================================================================================

As of February 28, 2003 and November 30, 2002, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate these securities are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

Financial instruments sold, but not yet purchased, represent obligations of the Company to deliver the specified financial instrument at the contracted price and thereby create a liability to purchase the financial instrument in the market at prevailing prices. These transactions result in off-balance-sheet risk as the Company's ultimate obligation to purchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

Commercial Lending

In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $1.6 billion at February 28, 2003 (gross commitments of $2.3 billion less $0.7 billion of associated hedges). Commercial lending commitments to non-investment-grade borrowers totaled $1.0 billion at February 28, 2003.

Private Equity-Related Investments and Partnerships

In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking or private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At February 28, 2003, such commitments aggregated $664.3 million. These commitments will be funded, if called, through the end of the respective investment periods, generally ending in 2011.

Underwriting

In connection with the Company's mortgage-backed securitizations, the Company had commitments to purchase and sell new issues of securities aggregating $895.8 million at February 28, 2003.

Letters of Credit

At February 28, 2003, the Company was contingently liable for unsecured letters of credit of approximately $1.8 billion and letters of credit of $944.8 million secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

Borrow Versus Pledge

At February 28, 2003, the Company had pledged securities, primarily US government and agency securities with a market value of approximately $1.5 billion as collateral for securities borrowed, with an approximate market value of $1.4 billion.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES (continued)

Other

The Company had commitments to purchase Chapter 13 and other credit card receivables of $158.5 million at February 28, 2003.

With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

Litigation

In the normal course of business, the Company has been named as a defendant in various lawsuits that involve claims for substantial amounts. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of the various matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period. Litigation costs other than professional fees are reflected in "Other Expenses" in the Condensed Consolidated Statements of Income.

4. GUARANTEES

In the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. On February 28, 2003, the Company adopted the new disclosure requirements for guarantees in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Beginning on January 1, 2003, the Company adopted the recognition requirements of FIN No. 45, requiring the Company to recognize a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantees. The adoption of FIN No. 45 did not have a material effect on the Condensed Consolidated Financial Statements.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

The guarantees covered by FIN No. 45 include contracts that contingently require the guarantor to make payments to the guaranteed party based on changes related to an asset, a liability or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement and indirect guarantees of the indebtedness of others, even though the payment to the guaranteed party may not be based on changes to an asset, liability or equity security of the guaranteed party. In addition, FIN No. 45 covers certain indemnification agreements that contingently require the guarantor to make payments to the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.

The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of February 28, 2003:

                                                Amount of Guarantee Expiration Per Period
                                      ---------------------------------------------------------------
                                                                                             Greater
                                      Less Than One      One to Three       Three to        than Five
(in millions)                              Year              Years         Five Years         Years            Total
--------------------------------------------------------------------------------------------------------------------

Derivative contracts (notional)(1)      $199,631          $117,356          $89,746          $72,536        $479,269
Municipal securities                       1,289             1,179                                             2,468
Residual value guarantee                                                        570                              570
--------------------------------------------------------------------------------------------------------------------

(1) The carrying value of these derivative contracts approximated $4 billion.

Derivative Contracts

The Company's dealer activities cause it to make markets and trade a variety of derivative instruments. Certain derivative contracts that the Company has entered into meet the accounting definition of a guarantee under FIN No. 45. Derivatives that meet the FIN No. 45 definition of guarantees include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate the Company to make a payment), certain written call and put options, swaptions, as well as floors, caps and collars. Since the Company does not track the counterparties' purpose for entering into a derivative contract, it has disclosed derivative contracts that are likely to be used to protect against a change in an underlying financial instrument, regardless of their actual use.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

On certain of these contracts, such as written interest rate caps and floors and foreign currency options the maximum payout cannot be quantified. In theory, interest rates and foreign exchange rates can increase by a nonquantifiable amount, thus creating a nonquantifiable maximum payout. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstates the Company's exposure to these contracts.

In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivative contracts and security positions. For a discussion of derivatives, see Risk Management and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

Residual Value Guarantee

The Company has entered into a lease arrangement for its worldwide headquarters at 383 Madison Avenue. Under the terms of the arrangement, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The arrangement expires on May 20, 2007, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate enough proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of February 28, 2003, there was no expected shortfall and the residual value guarantee approximated $570 million.

Municipal Securities

As part of the Company's municipal securities business, the Company acts as placement agent for municipal securities trust certificates ("Trust Certificates"). (See Note 11, "Consolidation of Variable Interest Entities," for a further discussion of the Company's municipal securities business.)

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

Indemnifications

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The Company is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the Company will have to make material payments under these arrangements, and no liabilities have been recorded in the Condensed Consolidated Financial Statements for these arrangements.

Other Guarantees

The Company is a member of numerous exchanges and clearinghouses. Under the standard membership agreements, members are generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable. However, the potential for Bear Stearns to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

The Company provides securities execution, clearance and settlement services in connection with its prime broker and fully-disclosed customer activities. If a customer fails to fulfill an obligation on a transaction, the Company must fulfill the customer's obligation with the counterparty. The Company seeks to control the risks associated with its customers' activities by requiring them to maintain margin collateral in compliance with various regulatory and internal guidelines and the periodic review of clients' capital. In addition, the Company performs securities execution, clearance and settlement services on behalf of customers with the applicable clearinghouse for whom it commits to settle. No contingent liability is recorded in the Condensed Consolidated Financial Statements for these transactions as the potential for the Company to be required to make payments under these arrangements is unlikely.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. REGULATORY REQUIREMENTS

Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE"), the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital, as defined, of Bear Stearns is $278.5 million, relating to the net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions, as defined. At February 28, 2003, Bear Stearns' net capital of $1.3 billion exceeded the minimum requirement by $1.2 billion.

BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority.

BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Central Bank of Ireland.

At February 28, 2003, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

6. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended ("CAP Plan"), as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. EARNINGS PER SHARE (continued)

The computations of basic and diluted EPS are set forth below:

                                                                                        Three Months Ended
-----------------------------------------------------------------------------------------------------------------
                                                                                   February 28,       February 28,
(in thousands, except per share amounts)                                               2003               2002
-----------------------------------------------------------------------------------------------------------------

Net income                                                                          $ 274,253           $ 180,526
Preferred stock dividends                                                              (7,992)             (9,778)
Redemption of preferred stock                                                              78                --
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-vested shares                                            20,285              15,974
-----------------------------------------------------------------------------------------------------------------
Net earnings used for basic EPS                                                       286,624             186,722
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-nonvested shares                                          7,132               4,017
-----------------------------------------------------------------------------------------------------------------
Net earnings used for diluted EPS                                                   $ 293,756           $ 190,739
=================================================================================================================

Total basic weighted average common
   shares outstanding (1)                                                             129,774             134,794
-----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                                               1,657               1,317
   CAP and restricted units                                                            15,598              12,004
-----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                                       17,255              13,321
-----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding and dilutive potential common shares                                   147,029             148,115

Basic EPS                                                                           $    2.21           $    1.39
Diluted EPS                                                                         $    2.00           $    1.29
=================================================================================================================

(1) Includes 30,232,542 and 34,780,177 vested units for the three months ended February 28, 2003 and February 28, 2002, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

7. CASH FLOW INFORMATION

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the three months ended February 28, 2003 and February 28, 2002. Income taxes paid totaled $74.0 million and $39.0 million for the three months ended February 28, 2003 and February 28, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DERIVATIVES AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at their then fair value. SFAS No. 133 requires that all derivatives be carried at fair value, including those used as hedges. SFAS No. 133 also requires items designated as being hedged, previously carried at accrued values, now be marked to market for the risk being hedged, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income and were not material for the three months ended February 28, 2003 and February 28, 2002.

To measure derivative activity, notional or contract amounts are frequently used. Notional/contract amounts are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps, foreign exchange forwards and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only to the extent of involvement in the particular class of financial instrument and are not necessarily an indication of overall market risk.

As of February 28, 2003 and November 30, 2002, the Company had notional/contract amounts of approximately $1.7 trillion and $1.6 trillion, respectively, of derivative financial instruments, of which $454.8 billion and $421.1 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, fixed-rate debt, or are part of its derivative dealer activities, are marked to fair value.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DERIVATIVES AND HEDGING ACTIVITIES (continued)

The Company's derivatives had a weighted average maturity of approximately 3.9 years at both February 28, 2003 and November 30, 2002.

The maturities of notional/contract amounts outstanding for derivative financial instruments as of February 28, 2003 were as follows:

                                                                                             Greater
                                                Less Than       One to        Three to         Than
(in billions)                                    One Year     Three Years    Five Years     Five Years           Total
----------------------------------------------------------------------------------------------------------------------

Swap agreements, including options,
  swaptions, caps, collars and floors           $  221.8       $  288.4       $  266.5       $  381.7       $  1,158.4
Futures contracts                                  152.0           57.4           26.9            0.1            236.4
Forward contracts                                   75.3                                                          75.3
Options held                                       106.2           30.2            0.4                           136.8
Options written                                    101.5           10.6            0.4                           112.5
----------------------------------------------------------------------------------------------------------------------                                                                                                            --------
Total                                           $  656.8       $  386.6       $  294.2       $  381.8       $  1,719.4
======================================================================================================================
Percent of total                                    38.2%          22.5%          17.1%          22.2%           100.0%
======================================================================================================================

Derivatives Credit Risk

Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate "LIBOR"), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, credit derivatives, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DERIVATIVES AND HEDGING ACTIVITIES (continued)

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. At any point in time, the Company's exposure to credit risk associated with counterparty non-performance is generally limited to the net replacement cost of over-the-counter contracts net of the value of collateral held. Such financial instruments are reported at fair value on a net-by-counterparty basis pursuant to enforceable netting agreements. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant unsecured counterparty exposure due to the Company's margin requirements, which may be greater than those prescribed by the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

The Company has controls in place to monitor credit exposures by assessing the future creditworthiness of counterparties and limiting transactions with specific counterparties. The Company also seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 28, 2003:

Over-the-Counter Derivative Credit Exposure(1)
($ in millions)

                                                                                       Percentage
                                                                        Exposure,     of Exposure,
                                                                         Net of          Net of
 Rating (2)                           Exposure       Collateral(3)     Collateral(4)   Collateral
 -------------------------------------------------------------------------------------------------

 AAA                                  $ 3,233          $ 1,267          $ 2,009            35%
 AA                                     3,376            1,108            2,280            40%
 A                                      1,612              778            1,010            18%
 BBB                                      270              324              141             2%
 BB and lower                             645              826              264             5%
 Non-rated                                  2                0                2             0%
 -------------------------------------------------------------------------------------------------

(1) Excluded are covered transactions structured to ensure that the market values of collateral will at all times equal or exceed the related exposures. The net exposure for these transactions will, under all circumstances, be zero.
(2) Internal counterparty credit ratings, as assigned by the Company's Credit Department, converted to rating agency equivalents.
(3) For lower-rated counterparties, the Company generally receives collateral in excess of the current market value of derivatives contracts.
(4) In calculating exposure net of collateral, collateral amounts are limited to the amount of current exposure for each counterparty. Excess collateral is not applied to reduce exposure because such excess in one counterparty portfolio cannot be applied to deficient collateral in a different counterparty portfolio.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. SEGMENT DATA

The Company operates in three principal segments -- Capital Markets, Global Clearing Services and Wealth Management. These segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments' transactions.

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

Institutional equities consists of sales, trading and research in areas such as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and NYSE, American Stock Exchange, LLC and International Securities Exchange specialist activities. Fixed income includes sales, trading and research for institutional clients in a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt products.

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

The Wealth Management segment is comprised of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals in the US and abroad.

The three business segments comprise many business areas with interactions among each. Revenues and expenses include those that are directly related to each segment. Revenues from intersegment transactions are based upon specific criteria or agreed-upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items, including corporate overhead and interest, which are internally allocated by the Company primarily based on balance-sheet usage or expense

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. SEGMENT DATA (continued)

levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.

                                                              Three Months Ended
                                                    ---------------------------------
                                                     February 28,         February 28,
                                                        2003                  2002
-------------------------------------------------------------------------------------
                                                              (in thousands)
NET REVENUES

Capital Markets
   Institutional Equities                           $   276,461           $   245,486
   Fixed Income                                         791,217               548,194
   Investment Banking                                   187,764               143,750
-------------------------------------------------------------------------------------
Total Capital Markets                                 1,255,442               937,430

Global Clearing Services                                175,778               204,911
Wealth Management                                       115,585               123,211
Other (1)                                               (31,371)              (26,374)
-------------------------------------------------------------------------------------
      Total net revenues                            $ 1,515,434           $ 1,239,178
=====================================================================================

PRE-TAX INCOME

Capital Markets                                     $   465,919           $   273,593
Global Clearing Services                                 52,150                77,232
Wealth Management                                         5,719                 1,780
Other (1)                                               (98,589)              (79,078)
-------------------------------------------------------------------------------------
      Total pre-tax income                          $   425,199           $   273,527
=====================================================================================

                                                                  As of
                                                  ---------------------------------
                                                    February 28,        February 28,
                                                       2003                 2002
------------------------------------------------------------------------------------
                                                             (in thousands)
SEGMENT ASSETS

Capital Markets                                   $ 133,110,159        $ 134,141,562
Global Clearing Services                             61,470,497           54,138,461
Wealth Management                                     3,589,940            3,857,731
Other (1)                                            (4,394,519)          (6,983,972)
------------------------------------------------------------------------------------
      Total segment assets                        $ 193,776,077        $ 185,153,782
====================================================================================

(1) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs approximated $48.0 million and $35.0 million for the three months ended February 28, 2003 and February 28, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

Securitizations

The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Securitization transactions are generally treated as sales, with resulting gain or loss included in "Principal Transactions" revenue in the Condensed Consolidated Statements of Income. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are primarily based on observable transactions in similar securities and are further verified by external pricing sources, when available. During the quarters ended February 28, 2003 and February 28, 2002, the Company executed securitization transactions of approximately $48.4 billion and $28.8 billion, respectively, including securitizations of its own assets of approximately $39.0 billion and $21.0 billion, respectively. Securitizations of its own assets include $22.3 billion and $13.8 billion, respectively, in agency mortgage-backed securities; $13.3 billion and $6.5 billion, respectively, in non-agency mortgage-backed securities; and $3.4 billion and $0.7 billion, respectively, in other asset-backed securities. The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. Retained interests in assets the Company securitized, including senior and subordinated securities, approximated $3.7 billion and $2.3 billion at February 28, 2003 and November 30, 2002, respectively. As of February 28, 2003 and November 30, 2002, retained interests include $2.6 billion and $1.7 billion in agency mortgage-backed securities, respectively; $0.8 billion and $0.4 billion in non-agency mortgage-backed securities, respectively, and $0.3 billion and $0.2 billion in other asset-backed securities, respectively.

The models employed in the valuation of retained interests use discount rates that are based on the swap curve. Key points on the swap curve at February 28, 2003 were 1.80% for two-year swaps and 4.11% for 10-year swaps. These models also consider prepayment speeds, as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

Key valuation assumptions used in measuring the current fair value of retained interests in assets the Company securitized at February 28, 2003 were as follows:

                                                       Agency               Other               Other
                                                   Mortgage-Backed     Mortgage-Backed      Asset-Backed
--------------------------------------------------------------------------------------------------------
Weighted average life (years)                            3.20                3.23                1.13
Average prepayment speeds (annual rate)               12% - 71%           0.1% - 83%              n/a
Credit losses                                            0.65%               7.01%               2.57%
--------------------------------------------------------------------------------------------------------

The following hypothetical sensitivity analysis as of February 28, 2003 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect on other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                                 Agency             Other             Other
(in millions)                               Mortgage-Backed    Mortgage-Backed    Asset-Backed
----------------------------------------------------------------------------------------------
Interest rates
     50 basis point increase                   $ (30.9)          $  (4.9)          $  (1.6)
     100 basis point increase                    (82.3)            (13.2)             (3.2)
     50 basis point decrease                      10.4               4.0               1.7
     100 basis point decrease                      5.4               6.1               3.3
----------------------------------------------------------------------------------------------
Prepayment speeds
     10% adverse change
          (increase in prepayments)               (9.2)             (4.1)              n/a
     20% adverse change                          (16.9)             (7.7)              n/a
     10% favorable change                         11.3               4.6               n/a
     20% favorable change                         25.0               9.4               n/a
----------------------------------------------------------------------------------------------
Credit losses
     10% adverse change                           (5.1)             (9.3)             (5.6)
     20% adverse change                          (10.1)            (18.1)            (11.6)
     10% favorable change                          5.2              10.1               5.7
     20% favorable change                         10.5              21.1              11.6
----------------------------------------------------------------------------------------------

The previous table should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the table. In addition, the table does not consider the change in fair value of hedging positions which would generally offset the changes detailed in the table, nor does it consider any corrective action that the Company may take in response to changes in these conditions. The effect of hedges is not presented because hedging positions are established on a macro level and allocating the effect would not be practicable.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended February 28, 2003:

                                                                 Agency           Other           Other
(in millions)                                               Mortgage-Backed  Mortgage-Backed  Asset-Backed
----------------------------------------------------------------------------------------------------------
Cash flows received from retained interests                    $  56.0          $  39.4          $  1.2
Cash flows from servicing                                          n/a              0.2             n/a
----------------------------------------------------------------------------------------------------------

Collateralized Financing Arrangements

The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

The Company receives collateral under reverse repurchase agreements, securities borrowing transactions, derivative transactions, customer margin loans and other secured money-lending activities. In many instances, the Company is permitted to rehypothecate such securities. The Company also pledges financial instruments owned to collateralize certain financing arrangements. These securities are recorded as "Financial Instruments Owned, Pledged As Collateral" in the Condensed Consolidated Statements of Financial Condition.

At February 28, 2003 and November 30, 2002, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $185 billion and $184 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $110 billion and $116 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at February 28, 2003 and November 30, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51." FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities ("VIEs"). FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests. The Company adopted the provisions of FIN No. 46 for VIEs created after January 31, 2003 and for VIEs in which the Company acquired an interest after January 31, 2003. The Company will adopt FIN No. 46 as it relates to its interests in VIEs that existed prior to January 31, 2003, as required, on September 1, 2003, and is currently assessing the impact of adoption.

The transition provisions of FIN No. 46 require certain disclosures in financial statements issued after January 31, 2003. Although the Company is still evaluating the impact of FIN No. 46, it is reasonably possible that FIN No. 46 will require consolidation of, or additional disclosures related to, the entities described below.

The Company acts as portfolio manager in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company also may retain certain trust certificates. The assets in these trusts at February 28, 2003 approximated $1.3 billion. The Company's maximum exposure to loss as a result of its relationship with these trusts is approximately $7.8 million, which represents the fair value of its interests.

The Company has entered into a lease arrangement for its world headquarters at 383 Madison Avenue with an entity that may be a VIE. The Company makes periodic LIBOR-based payments to this entity and guarantees a portion of the value of the building to the creditors of the entity. As a result of its involvement with this entity, the Company's maximum exposure to loss is $570 million, which represents the guarantee to the entity's creditors. The entity's sole asset is the building, which was completed in 2002 at a cost of approximately $670 million.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

In 1997, the Company established a program whereby it has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent for the trust certificates and as liquidity provider to the trust. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, it has guaranteed its clients a minimum value on their certificates of $2.5 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value approximating $2.8 billion at February 28, 2003.

12. STOCK COMPENSATION PLANS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. It also requires prominent disclosures about the method of accounting for stock-based compensation and its effect on reported results. The three alternatives are: 1) the prospective method in which fair value expense would be recognized for all awards granted in the year of adoption, but not previous awards, 2) the modified prospective method in which fair value expense would be recognized for the unvested portion of all prior stock options granted and those granted in the year of adoption, and 3) the retroactive restatement method which is similar to the modified prospective method, except that all prior periods are restated. The Company has adopted the fair value accounting for stock-based compensation for fiscal 2003 using the prospective method provided by SFAS No. 148. As a result, the Company expenses the fair value of stock options issued to employees over the related vesting period.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. STOCK COMPENSATION PLANS (continued)

The cost related to stock-based compensation included in the determination of net income for the quarters ended February 28, 2003 and February 28, 2002 is less than that which would have been recognized if the fair value based method had been applied to stock option awards since the original effective date of SFAS No.123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                    Three Months Ended
--------------------------------------------------------------------------------------------
                                                               February 28,      February 28,
(in millions,  except  per  share amounts)                         2003              2002
--------------------------------------------------------------------------------------------

Net income, as reported                                        $   274.3         $   180.5
Add: Stock-based employee compensation plans expense
      included in reported net income, net of related
      tax effects                                                    6.4               7.1
Deduct: Total stock-based employee compensation plans
      expense determined under the fair value based
      method, net of related tax effects                           (19.7)            (18.6)
--------------------------------------------------------------------------------------------
Pro forma net income                                           $   261.0         $   169.0
============================================================================================

Earnings per share:
   Basic - as reported                                         $     2.21        $     1.39
   Basic - pro forma                                           $     2.11        $     1.30
   Diluted - as reported                                       $     2.00        $     1.29
   Diluted - pro forma                                         $     1.91        $     1.21
============================================================================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of February 28, 2003, and the related condensed consolidated statements of income and cash flows for the three months ended February 28, 2003 and February 28, 2002. These financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2002, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2002; and in our report dated January 15, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
April 11, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business activities -- investment banking, securities and derivatives sales and trading, clearance and brokerage -- are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, and the size, volume and timing of transactions.

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

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

Critical Accounting Policies

The condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions which could materially affect reported amounts in the financial statements. Critical accounting policies are those policies that are the most important to the financial statements and/or those that require significant management judgment related to matters that are uncertain.

Valuation of Financial Instruments

The Company has identified the valuation of financial instruments as a critical accounting policy due to the complex nature of certain of its products, the degree of judgment required to appropriately value these products and the pervasive impact of such valuation on the financial condition and earnings of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial instruments can be aggregated in three broad categories: (1) those valued based on quoted market prices or for which the Company has independent external valuations, (2) those whose fair value is determined based on readily observable price levels for similar instruments and/or models or methodologies that employ data that are observable from objective sources, and (3) those whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources.

(1) Financial Instruments Valued Based on Quoted Market Prices or for Which the Company Has Independent External Valuations

The Company's valuation policy is to use quoted market prices from securities and derivatives exchanges where they are available and reliable. Financial instruments valued based on quoted market prices are primarily exchange-traded derivatives and listed equities. Financial instruments that are most typically valued via alternative approaches but for which the Company typically receives independent external valuation information include US treasuries, most mortgage-backed securities and corporate, emerging market, high yield and municipal bonds. Unlike most equities, which tend to be traded on exchanges, the vast majority of fixed income trading (including US treasuries) occurs in over-the-counter markets, and, accordingly, the Company's valuation policy is based on its best estimate of the prices at which these financial instruments trade in those markets. The Company is an active dealer in most of the over-the-counter markets for these financial instruments, and typically has considerable insight into the trading level of financial instruments held in inventory and/or related financial instruments that it uses as a basis for its valuation.

(2) Financial Instruments Whose Fair Value is Determined Based on Internally Developed Models or Methodologies That Employ Data That Are Readily Observable from Objective Sources

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments. For an indication of the Company's involvement in derivatives, including maturity terms, see the table setting forth notional/contract amounts outstanding in Note 8, "Derivatives and Hedging Activities" of Notes to the Condensed Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(3) Financial Instruments Whose Fair Value is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long-dated or unique in nature and therefore engender considerable judgment by traders and their management, who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable. At February 28, 2003 and November 30, 2002, such positions (primarily fixed income cash positions) aggregated approximately $3.6 billion and $3.1 billion, respectively, in "Financial Instruments Owned" and $568 million and $328 million, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

As part of the Company's fixed income activities, the Company participates in the underwriting, securitization and trading of non-performing mortgage-related assets, real estate assets and certain residuals. In addition, the Company has a portfolio of Chapter 13 and other credit card receivables from individuals. Certain of these high yield positions have limited price observability. In these instances, fair values are determined by statistical analysis of historical cash flows, default probabilities, recovery rates, time value of money and discount rates considered appropriate given the level of risk in the instrument and associated investor yield requirements.

As a major dealer in derivatives, the Company is engaged in structuring and acting as principal in complex derivative transactions. Complex derivatives include certain long-dated equity derivatives, certain credit and municipal derivatives and other exotic derivative structures. These non-exchange-traded instruments may have immature or limited markets and, by their nature, involve complex valuation methodologies and models, which are often refined to correlate with the market risk of these instruments.

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations. Members of the Controllers and Risk Management Departments perform analysis of internal valuations, typically on a monthly basis but often on an intra-month basis as well. These departments are independent of the trading areas responsible for valuing the positions. Results of the monthly validation process are reported to the Mark-to-Market (MTM) Committee, which is composed of senior managing directors from the Risk Management and Controllers Departments. The MTM Committee is responsible for ensuring that the approaches used to independently validate the Company's valuations are robust, comprehensive and effective. Typical approaches include valuation comparisons with external sources, comparisons with observed trading, independent comparisons of key model valuation inputs, independent trade modeling and a variety of other techniques.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merchant Banking

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

Equity securities acquired as a result of leveraged acquisition transactions are reflected in the consolidated financial statements at their initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value (see "Merchant Banking and Private Equity Investments" for additional details).

See Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 for a more comprehensive listing of significant accounting policies.

Business Environment

The weak global and US economic conditions that existed in fiscal 2002 continued into the first quarter of fiscal 2003 as heightened geopolitical risks and reduced investor confidence created a difficult operating environment. The Federal Reserve Board ("Fed") met twice during the fiscal quarter and left the federal funds rate unchanged at 1.25% citing that the risks between price stability and economic growth remained balanced. The major indices were all down for the quarter ended February 28, 2003. The Dow Jones Industrial Average ("DJIA") decreased 11.3%, while the Standard & Poor's 500 Index ("S&P 500") and the Nasdaq Composite Index decreased 10.2% and 9.6%, respectively.

Weak equity market conditions negatively impacted equity-related businesses, resulting in a decline in average daily trading volume. Average daily trading volume on the NYSE decreased 0.7%, while average daily trading volume on the NASDAQ declined 22.1% from the quarter ended February 28, 2002. Declining market valuations and lack of investor demand continued to adversely impact global equity underwriting activity. Global and US announced merger and acquisition volumes remained at low levels. However, low interest rates and a steep yield curve continued to provide favorable conditions for fixed income activities reflecting strong demand for domestic debt issuances and strong secondary market activity. Mortgage-backed securities underwriting benefited from high levels of residential mortgage refinancings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The business environment during the first quarter ended February 28, 2002 was characterized by difficult economic conditions and low inflation. The Fed met twice during the quarter and in the December 2001 meeting cut the Federal Funds rate 25 basis points to 1.75%. The financial markets reacted to several negative factors during the quarter including issues surrounding corporate accounting and reporting practices and continued pressure on corporate profits. Trading volumes on the exchanges were mixed. Average daily trading volume on the NYSE increased 10.6% while average daily trading volume on the NASDAQ declined 17.0% from the quarter ended February 23, 2001. The performances of the major indices were also mixed during the quarter. The DJIA increased 2.6% while the S&P 500 Index and the Nasdaq Composite Index decreased 2.9% and 10.3%, respectively. Global stock issuance volumes continued to feel the impact of difficult equity capital market conditions and global and US announced merger and acquisition volumes remained at low levels. However, the economic and interest rate environment provided favorable conditions for fixed income activities.

Results of Operations

In the discussion to follow, results for the quarter ended February 28, 2003 ("2003 quarter") will be compared with the results for the quarter ended February 28, 2002 ("2002 quarter").

The Company reported net income of $274.3 million, or $2.00 per share (diluted), for the quarter ended February 28, 2003, which represented an increase of 51.9% from $180.5 million, or $1.29 per share (diluted), for the 2002 quarter.

Revenues, net of interest expense ("net revenues") increased 22.3% to $1.52 billion in the 2003 quarter from $1.24 billion in the 2002 quarter. The increase in net revenues was primarily due to an increase in principal transactions and investment banking revenues, partially offset by a decrease in commission revenues and net interest revenues.

Commission revenues for the 2003 quarter decreased 8.6% to $241.9 million from $264.7 million for the 2002 quarter. The decrease was primarily due to decreases in clearance and retail commissions as weak economic conditions continued to reduce customer activity during the 2003 quarter. Clearance and retail commission revenues declined a combined 17.4% to $102.6 million in the 2003 quarter from $124.2 million in the 2002 quarter. Institutional commissions were $139.3 million and $140.5 million in the 2003 quarter and the 2002 quarter, respectively, primarily due to decreased listed trading volumes offset by increased over-the-counter commissions.

The Company's principal transactions revenues by reporting categories were as follows:

                                               Three Months Ended
--------------------------------------------------------------------------------------
                                        February 28,      February 28,      % Increase
(in thousands)                              2003              2002           (Decrease)
--------------------------------------------------------------------------------------
Fixed income                              $730,765          $465,771            56.9%
Equity                                      93,501            93,812            (0.3%)
Derivative financial instruments           144,198           101,167            42.5%
--------------------------------------------------------------------------------------
Total principal transactions              $968,464          $660,750            46.6%
======================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues from principal transactions in the quarter ended February 28, 2003 increased 46.6% to $968.5 million from $660.8 million for the 2002 quarter, on strong results from the Company's fixed income activities, reflecting the low level of short-term interest rates and a steep yield curve. Additionally, the tightening of corporate credit spreads resulted in increased secondary trading activity and improved customer order flow. Fixed income revenues increased 56.9% to $730.8 million from $465.8 million in the 2002 quarter, reflecting strong performances from the Company's mortgage- and asset-backed securities, corporate bonds, high yield and distressed debt areas. Revenues derived from equity activities declined 0.3% to $93.5 million during the 2003 quarter from the 2002 quarter. Equity-related businesses continued to be pressured by weak equity market conditions, particularly in the listed and over-the-counter equities areas, reflecting the decline in average daily trading volumes. In addition, risk arbitrage revenues remained at low levels, reflecting the continued depressed level of mergers and acquisitions activity. These results were substantially offset by an increase in convertible arbitrage activities, which benefited from higher market volatility levels and narrowing of corporate credit spreads. Revenues derived from derivative financial instruments increased 42.5% to $144.2 million in the 2003 quarter from $101.2 million for the 2002 quarter, reflecting increased equity derivatives revenues due to increased customer activity and higher market volatility levels.

Investment banking revenues increased 10.3% to $167.6 million in the 2003 quarter from $151.9 million in the 2002 quarter. Investment banking net revenues include underwriting, advisory services and merchant banking revenues. Underwriting revenues increased 9.4% to $99.0 million in the 2003 quarter from $90.5 million in the 2002 quarter, primarily due to an increase in the volume of fixed income underwriting activity. Advisory services revenues increased 29.8% to $75.3 million from $58.0 million in the 2002 quarter due to a higher level of completed mergers and acquisitions activity. Merchant banking revenues had a loss of $6.7 million in the 2003 quarter as compared to revenues of $3.4 million in the 2002 quarter due to write-downs on certain principal investments.

Net interest revenues, interest and dividend revenue less interest expense, were $111.7 million in the 2003 quarter, a 6.7% decline from $119.7 million for the 2002 quarter. The decrease in net interest revenues was primarily attributable to decreased financing spreads. Also, unstable equity market conditions continued to result in prime brokerage clients utilizing less leverage in their trading activities and continuing to hold large cash balances.

Non-Interest Expenses

                                                                       Three Months Ended
                                                              -----------------------------------------------
                                                               February 28,      February 28,      % Increase
(in thousands)                                                    2003              2002           (Decrease)
-------------------------------------------------------------------------------------------------------------
Employee compensation and benefits                             $  757,889          $633,642            19.6%
Floor brokerage, exchange and clearance fees                       44,680            39,749            12.4%
Communications and technology                                      92,740           104,673           (11.4%)
Occupancy                                                          34,943            44,206           (21.0%)
Advertising and market development                                 25,210            23,524             7.2%
Professional fees                                                  28,453            33,824           (15.9%)
Other expenses                                                    106,320            86,033            23.6%
-------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                    $1,090,235          $965,651            12.9%
=============================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee compensation and benefits for the 2003 quarter were $757.9 million, up 19.6% from $633.6 million for the 2002 quarter, attributable to increased net revenues. Employee compensation and benefits as a percentage of net revenues was 50.0% for the 2003 quarter compared to 51.1% for the quarter ended February 28, 2002. Full-time employees increased 1.6% to 10,506 at February 28, 2003 from 10,341 at February 28, 2002.

Non-compensation expenses were $332.3 million for the 2003 quarter, an increase of 0.1% from $332.0 million in the 2002 quarter. Non-compensation expenses as a percentage of net revenues for the 2003 quarter declined to 21.9%, compared with 26.8% in the 2002 quarter, reflecting the modest increase in non-compensation expenses combined with the significant increase in net revenues.

Floor brokerage, exchange and clearance fees increased 12.4% to $44.7 million in the 2003 quarter compared with $39.7 million in the 2002 quarter, reflecting increased trading volume in options and the use of electronic platforms, as well as increased equity transaction volumes. This increase was offset by decreases in communications and technology, occupancy costs and professional fees. The decline in communications and technology and occupancy costs was primarily attributable to the completion of the Company's relocation of its corporate headquarters to 383 Madison Avenue in March 2002. Professional fees decreased as a result of reductions in consulting fees and employment agency fees. Other expenses, excluding the Capital Accumulation Plan ("CAP Plan") costs, were up 14.3% to $58.3 million from $51.0 million for the quarter ended February 28, 2002, due to a $20.5 million charge in the 2003 quarter for the impairment of goodwill associated with the 2001 acquisition of an electronic options market maker, largely offset by other expense reductions. Expenses related to the CAP Plan were $48.0 million for the 2003 quarter, an increase of 37.1% from $35.0 million in the 2002 quarter, reflecting the higher level of earnings. The expense control measures enabled the Company to achieve a pre-tax profit margin of 28.1% for the 2003 quarter versus 22.1% in the 2002 quarter.

The Company's effective tax rate increased to 35.5% in the 2003 quarter compared to 34.0% for the 2002 quarter primarily due to both a decrease in projected tax preference items and projected earnings. The Company's effective tax rate for the fiscal year ended November 30, 2002 was 33.0%.

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation, including reclassification of certain revenues in the Capital Markets segment from institutional equities to investment banking and reclassification of certain revenues and expenses from the Other segment to the Global Clearing Services segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan.

Capital Markets

                                                                Three Months Ended
                                                        -----------------------------------------------
                                                         February 28,      February 28,
(in thousands)                                              2003               2002          % Increase
-------------------------------------------------------------------------------------------------------
Net revenues
   Institutional equities                                $  276,461          $245,486            12.6%
   Fixed income                                             791,217           548,194            44.3%
   Investment banking                                       187,764           143,750            30.6%
-------------------------------------------------------------------------------------------------------
   Total net revenues                                    $1,255,442          $937,430            33.9%
=======================================================================================================
   Pre-tax income                                        $  465,919          $273,593            70.3%
=======================================================================================================

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

Institutional equities consists of sales, trading and research in such areas as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and NYSE, American Stock Exchange, LLC and International Securities Exchange specialist activities. Fixed income includes sales, trading and research for institutional clients in a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt products.

Net revenues for Capital Markets were $1.3 billion in the 2003 quarter, an increase of 33.9% from $937.4 million in the 2002 quarter. Pre-tax income for Capital Markets was $465.9 million in the 2003 quarter, an increase of 70.3% from $273.6 million in the 2002 quarter. Pre-tax profit margin was 37.1% for the 2003 quarter compared to 29.2% for the 2002 quarter.

Institutional Equities net revenues in the 2003 quarter increased 12.6% to $276.5 million from $245.5 million for the quarter ended February 28, 2002, attributable to increased net revenues from equity derivatives and convertible arbitrage areas. The equity derivatives business area benefited from increased customer activity and higher market volatility levels. Convertible arbitrage activities also benefited from higher market volatility levels as well as improved corporate credit spreads. The increases were partially offset by slightly lower revenues from the listed and over-the-counter equities areas, reflecting the decline in average daily trading volumes. Market share increases in both listed and over-the-counter institutional equity activity partially offsets this decline. In addition, risk arbitrage revenues declined due to the depressed level of announced mergers and acquisitions activity, which consequently provided fewer risk arbitrage opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fixed Income net revenues increased to $791.2 million in the 2003 quarter, an increase of 44.3% from $548.2 million in the 2002 quarter, primarily reflecting strong results from the mortgage-backed and credit product areas. These business areas benefited from the low level of short-term interest rates, steep yield curve and the narrowing of corporate credit spreads. Record level of residential mortgage refinancing resulted in record levels of mortgage-backed securities revenues during the 2003 quarter. Revenues from credit products were at record levels during the 2003 quarter, reflecting a more favorable market environment due to tightening credit spreads and improved customer activity levels. In addition, high yield revenues increased substantially reflecting improved secondary trading activities and increased net revenues from syndicated lending. Revenues from interest rate products also increased reflecting improved results in the Company's interest swap and government bond areas.

Investment banking net revenues in the 2003 quarter increased 30.6% to $187.8 million from $143.8 million in the quarter ended February 28, 2002. Investment banking net revenues includes underwriting revenues, advisory services and merchant banking revenues. Underwriting revenues increased 16.2% to $124.7 million in the 2003 quarter from $107.3 million in the 2002 quarter, particularly due to higher levels of municipal underwriting activity reflecting increased new issue activity and market share. Advisory services revenues increased to $69.8 million from $33.1 million in the 2002 quarter, reflecting the Company's higher level of completed mergers and acquisitions activity. Merchant banking revenues had a loss of $6.7 million in the 2003 quarter as compared to revenues of $3.4 million in the 2002 quarter due to write-downs on certain principal investments.

Global Clearing Services

                                                   Three Months Ended
                                            ----------------------------------------------
                                            February 28,      February 28,
(in thousands)                                  2003              2002% (Decrease)
------------------------------------------------------------------------------------------
Net revenues                                  $175,778          $204,911           (14.2%)
Pre-tax income                                $ 52,150          $ 77,232           (32.5%)
------------------------------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At February 28, 2003, the Company held approximately $159.2 billion in equity in Global Clearing Services client accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Global Clearing Services decreased 14.2% to $175.8 million in the 2003 quarter from $204.9 million for the 2002 quarter. Commission revenues were $71.5 million in the 2003 quarter, a decrease of 15.5% from $84.6 million in the 2002 quarter reflecting reduced levels of fully disclosed and prime brokerage customer activity. Net interest revenues were $100.6 million, a 10.2% decline from $112.1 million in the 2002 quarter, primarily reflecting decreased financing spreads. Pre-tax income for Global Clearing Services was $52.2 million in the 2003 quarter, a decrease of 32.5%, from $77.2 million for the 2002 quarter. Pre-tax profit margin was 29.7% for the 2003 quarter compared to 37.7% for the quarter ended February 28, 2002.

Average customer margin balances were $35.9 billion during the 2003 quarter compared to $35.1 billion during the 2002 quarter. Customer margin balances totaled $37.3 billion at February 28, 2003 compared to $34.6 billion at February 28, 2002. Average customer short balances were $56.3 billion during the 2003 quarter compared to $55.9 billion during the 2002 quarter and totaled $55.9 billion at February 28, 2003, an increase from $54.5 billion at February 28, 2002. Average free credit balances were $18.4 billion during the 2003 quarter compared to $19.6 billion during the 2002 quarter and totaled $16.7 billion at February 28, 2003, a decrease from $17.9 billion at February 28, 2002.

Wealth Management

                                                          Three Months Ended
                                                  ------------------------------------------------
                                                   February 28,      February 28,      % (Decrease)
(in thousands)                                         2003              2002             Increase
--------------------------------------------------------------------------------------------------
Net revenues                                         $115,585          $123,211             (6.2%)
Pre-tax income                                       $  5,719          $  1,780            221.3%
--------------------------------------------------------------------------------------------------

The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. PCS maintains approximately 500 account executives in its principal office and six regional offices. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals in the US and abroad.

Net revenues for Wealth Management were $115.6 million in the 2003 quarter, a decrease of 6.2%, from $123.2 million for the 2002 quarter. PCS revenues decreased 7.8% to $80.5 million in the 2003 quarter from $87.2 million in the 2002 quarter primarily due to weak equity market conditions which continued to discourage individual investor activity during the 2003 quarter. Asset management revenues decreased 2.3% to $35.1 million in the 2003 quarter from $36.0 million in the 2002 quarter, reflecting reduced management fees associated with the decline in assets under management for mutual funds and proprietary hedge fund products. Pre-tax income for Wealth Management approximated $5.7 million in the 2003 quarter compared to pre-tax income of $1.8 million for the 2002 quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under management were $23.3 billion at February 28, 2003, reflecting a 9.7% decrease from $25.8 billion in assets under management at February 28, 2002.

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet, with the vast majority of the Company's assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company's business as a securities dealer requires it to carry significant levels of securities inventories to meet its customer and proprietary trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, together with its customer-related activities in its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowing and repurchase activity. The Company's total assets and financial leverage can fluctuate, depending largely on economic and market conditions, volume of activity and customer demand.

The Company's total assets at February 28, 2003 increased to $193.8 billion from $184.9 billion at November 30, 2002. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $32.0 billion at February 28, 2003 from $30.6 billion at November 30, 2002 primarily due to a net increase in long-term debt and an increase in equity from operations.

The amount of long-term debt, as well as total capital, that the Company maintains is driven by its asset composition. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are primarily a function of the self-funding ability of its assets. The equity portion of total capital is primarily a function of on- and off-balance-sheet risks (i.e., market, credit and liquidity) and regulatory capital requirements. As such, the liquidity and risk characteristics of assets being held are the primary determinants of both total capital and the equity portion thereof, thus significantly influencing the amount of leverage that the Company can employ.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are frequently lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At February 28, 2003, total assets of $193.8 billion were approximately 9.3% lower than the average of the month-end balances observed over the trailing twelve-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile is not changed materially, since the reduction in asset balances is typically in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

The following table presents total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at February 28, 2003 and November 30, 2002. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low- risk, collaterized nature of its resale and securities borrowed assets renders net adjusted leverage as the most relevant measure.

                                                      February 28,    November 30,
  (in billions, except ratios)                            2003            2002
  -------------------------------------------------------------------------------
  Total assets                                         $  193.8        $  184.9
  Adjusted assets (1)                                  $  149.8        $  142.7
  Net adjusted assets (2)                              $  100.2        $   89.6
  Leverage ratio (3)                                       27.3            26.6
  Adjusted leverage ratio (4)                              21.1            20.5
  Net adjusted leverage ratio(5)                           14.1            12.9
  ------------------------------------------------------------------------------

(1) Adjusted assets is Total assets less securities purchased under agreements to resell and securities received as collateral.
(2) Net adjusted assets is Adjusted assets less securities borrowed.
(3) Leverage ratio equals Total assets divided by stockholders' equity and preferred stock issued by subsidiaries.
(4) Adjusted leverage ratio equals Adjusted assets divided by stockholders' equity and preferred stock issued by subsidiaries.
(5) Net adjusted leverage ratio equals Net adjusted assets divided by stockholders' equity and preferred stock issued by subsidiaries.

Funding Strategy

The Company's general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. In addition, with respect to short-term, unsecured financing, the Company's emphasis on diversification by product, geography, maturity and instrument results in prudent, moderate usage of more credit-sensitive, potentially less stable funding. Short-term unsecured funding includes commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. Due to the collateralized nature of the borrowing, the Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding. The Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to short-term funding sources, the Company utilizes equity and long-term debt, including floating- and fixed-rate and medium-term notes as longer-term sources of unsecured financing. The firm regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing. This analysis results in a determination of the Company's aggregate need for longer-term funding sources (i.e., long-term debt and equity). The Company views long-term debt as a stable source of funding which effectively strengthens its overall liquidity profile.

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective is to maintain sufficient cash capital (i.e., equity plus long-term debt maturing in more than twelve months) and funding sources to enable the Company to refinance short-term, unsecured borrowings with fully secured borrowings. The Company prepares an analysis that focuses on a twelve-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. Within this context, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated marketable securities in relation to its unsecured debt maturing over the next twelve months, striving to maintain the ratio of liquidity sources to maturing debt at 100% or greater. Within this analytical framework, the Company also endeavors to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis. These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company's alternative funding models and, consequently, its approach to funding and liquidity risk management.

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations.

The Company has in place a committed revolving credit facility ("Facility") totaling $3.08 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. may borrow up to $1.54 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2004, with all loans outstanding at that date payable no later than February 2005. There were no borrowings outstanding under the Facility at February 28, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has in place a $1.25 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2003, with all repos outstanding at that date payable no later than August 2004. There were no borrowings outstanding under the Repo Facility at February 28, 2003.

The Company has in place a $300 million committed revolving credit facility ("Credit Facility"), which permits borrowing on a secured basis collateralized by Japanese securities. The Credit Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Credit Facility terminates in December 2003, with all loans outstanding at that date payable no later than December 2004. There were no borrowings outstanding under the Credit Facility at February 28, 2003.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of non-investment grade loans, auto loans and residential mortgages. The facilities are expected to be drawn from time to time and expire at various times over the course of the next twelve months. All of these facilities contain a term out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $1.4 billion.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these regulated subsidiaries, including subordinated debt advances. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $20.2 billion and $18.8 billion had remaining maturities beyond one year at February 28, 2003 and November 30, 2002, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent upon various factors and could be adversely affected by a deterioration of the Company's operating performance and/or the Company's long- and short-term debt ratings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At February 28, 2003, the Company's long-term/short-term debt ratings were as follows:

                                                                   Rating
--------------------------------------------------------------------------
Dominion Bond Rating Service Limited (1)                    A/R-1 (middle)
Fitch (2)                                                          A+/F1+
Moody's Investors Service (3)                                      A2/P-1
Standard & Poor's (4)                                               A/A-1
Rating & Investment Information, Inc.                               A+/nr
--------------------------------------------------------------------------
nr - does not assign a short-term rating

(1) On November 20, 2002, Dominion Bond Rating Service Limited confirmed the above credit ratings with a "stable" trend.
(2) On March 28, 2003, Fitch revised the outlook for the Company's long-term debt ratings from "negative" to "stable," while simultaneously affirming the Company's credit ratings.
(3) On February 6, 2003, Moody's Investors Service revised the outlook on the Company's long-term debt ratings from "stable" to "positive," while simultaneously affirming the Company's credit ratings.
(4) On April 9, 2003, Standard & Poor's revised the outlook for the Company's long-term debt ratings from "negative" to "stable," while simultaneously affirming the Company's credit ratings.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 8, 2003, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2003 or beyond. During the quarter ended February 28, 2003, the Company purchased under the current and prior authorizations a total of 2,112,164 shares at a cost of approximately $129.8 million. Approximately $927.0 million is available to be purchased under the current authorization as of February 28, 2003.

Cash Flows

Cash and cash equivalents increased $0.6 billion to $6.1 billion at February 28, 2003. Cash used in operating activities was $2.4 billion, primarily attributable to an increase in financial instruments owned, an increase in receivables from customers, partially offset by a decrease in securities borrowed and an increase in securities sold under agreements to repurchase. Cash provided by financing activities of $3.0 billion reflected net proceeds from issuances of long-term borrowings and net proceeds from short-term borrowings, partially offset by retirements of long-term borrowings. Cash used in investing activities of $12.3 million reflected net purchases of investment securities and other assets and purchases of property, equipment and leasehold improvements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank of Ireland. At February 28, 2003, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and Private Equity Investments

At February 28, 2003, the Company held investments in 20 leveraged transactions with an aggregate recorded value of approximately $163.4 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." 16 transactions are private principal investments aggregating $34.8 million at February 28, 2003. 4 transactions are principal investments in public entities, aggregating $128.6 million at February 28, 2003, whereby the Company may have large concentrated holdings, which are valued at a discount to the quoted market value due to restrictions on sale. Included in these public principal investments is the Company's holding in Aeropostale, Inc. At February 28, 2003, the Company retained an ownership interest of approximately 10.3 million shares in Aeropostale, Inc., representing approximately 29.1% of its outstanding common shares. Also in connection with the Company's merchant banking activities, the Company has investments in private equity-related investment funds aggregating $182.6 million at February 28, 2003. In addition to the various direct and indirect principal investments, the Company has made commitments to participate in private investment funds that invest in leveraged transactions (see the summary table under "Commitments").

High Yield Positions

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage- related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At February 28, 2003 and November 30, 2002, the Company held high yield positions approximating $4.5 billion and $3.6 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $645.8 million and $561.4 million, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables aggregating $1.4 and $1.2 billion at February 28, 2003 and November 30, 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also included in the high yield positions are extensions of credit to highly leveraged companies. At February 28, 2003 and November 30, 2002, the amount outstanding to highly leveraged borrowers totaled $1.08 billion (gross position of $1.10 billion less $17.0 million of associated hedges) and $574.6 million (gross position of $591.6 million less $17.0 million of associated hedges), respectively. The largest industry concentration at February 28, 2003 was the chemicals industry, which approximated 13.9% of these high yield positions and the telecommunications industry at November 30, 2002, which approximated 18.0% of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments"). The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities. These amounts, net of collateral, were $266.0 million and $192.0 million at February 28, 2003 and November 30, 2002, respectively.

The Company's Risk Management Department and senior trading managers monitor exposure to market and credit risk for high yield positions and establish limits for overall market exposure and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities on the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company's contractual obligations, excluding derivative financial instruments, as of February 28, 2003:

                                                                          Payments Due By Period
                                                        ----------------------------------------------------------
                                                         Remaining         Fiscal         Fiscal
                                                           Fiscal           2004-          2006-
(in millions)                                               2003            2005           2007         Thereafter          Total
----------------------------------------------------------------------------------------------------------------------------------
Long-term borrowings (1)                                  $3,353          $8,759          $6,736          $6,048          $24,896
Future minimum lease payments (2)                             40              92              75             106              313
----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustment in accordance with SFAS No. 133.
(2) Includes 383 Madison Avenue in New York City.

Commitments

The Company's commitments as of February 28, 2003:

                                                              Amount of Commitment Expiration Per Period
                                                        -----------------------------------------------------
                                                         Remaining       Fiscal        Fiscal
                                                           Fiscal         2004-         2006-
(in millions)                                               2003          2005          2007       Thereafter        Total
---------------------------------------------------------------------------------------------------------------------------
Commercial loan commitments: (1)
  Investment-grade                                        $1,568          $195          $502          $ --          $2,265
  Non-investment grade                                       267           220           273           259           1,019
Commitments to invest in private equity-related
  investments and partnerships (2)                                                                                     664
Underwriting commitments                                     896                                                       896
Letters of credit                                          2,672            15            73             1           2,761
Other commercial commitments (3)                             354           166                           1             568
---------------------------------------------------------------------------------------------------------------------------

(1) Commitments are shown gross of associated hedges of $710 million for investment-grade borrowers.
(2) At February 28, 2003, commitments to invest in private equity-related investments and partnerships aggregated $664 million. These commitments will be funded, if called, through the end of the respective investment periods, primarily ending in 2011.
(3) Includes certain commitments with no stated maturity.

See Note 3, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

For a description of the Company's risk management policies and Value-at-Risk ("VaR") model, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. Commencing with the February 2003 quarter, leveraged lending activities are included in the VaR results.

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. The following table illustrates the VaR for each component of market risk as of February 28, 2003, November 30, 2002 and February 28, 2002. Commodity risk has been excluded due to immateriality at February 28, 2003, November 30, 2002 and February 28, 2002.

                                            February 28,    November 30,   February 28,
(in millions)                                   2003            2002           2002
--------------------------------------------------------------------------------------
MARKET RISK
  Interest rate                              $  13.8         $  17.8         $  17.8
  Currency                                       0.7             0.6             0.7
  Equity                                         5.4             3.4             4.3
  Diversification benefit                       (5.0)           (3.7)           (4.5)
--------------------------------------------------------------------------------------
Aggregate VaR                                $  14.9         $  18.1         $  18.3
======================================================================================

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2003 quarter:

(in millions)                                   High           Low         Average
-----------------------------------------------------------------------------------
MARKET RISK
  Interest rate                              $  17.8        $  12.6        $  14.5
  Currency                                       0.7            0.6            0.7
  Equity                                         5.4            3.3            4.2
  Aggregate VaR                                 18.1           13.4           15.2
-----------------------------------------------------------------------------------

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 28, 2003 and February 28, 2002, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $15.9 million and $11.0 million for the quarters ended February 28, 2003 and February 28, 2002, respectively. During the quarters ended February 28, 2003 and February 28, 2002, there were no trading days in which the total daily trading loss exceeded the reported aggregate period end VaR amounts. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. The Company believes that these results are indicative of its commitment to the management of market trading risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

DISTRIBUTION OF DAILY NET TRADING REVENUES

[Vertical bar graphs of Number of Trading days (y-axis) versus Daily Net Trading Revenues (x-axis) representing the following information appear here in paper format]

                  Quarter Ended February 28, 2003

         Daily Net Trading
             Revenues                        Number of
          ($ in millions)                  Trading Days
          ---------------------------------------------
              (10)+                             0
             (10)-(5)                           0
              (5)-0                             0
               0-5                              5
               5-10                             12
              10-15                             19
              15-20                             7
              20-25                             10
              25-30                             2
               30+                              6

                  Quarter Ended February 28, 2002

         Daily Net Trading
             Revenues                        Number of
          ($ in millions)                  Trading Days
          ---------------------------------------------
              (10)+                             0
             (10)-(5)                           0
              (5)-0                             4
               0-5                              6
               5-10                             15
              10-15                             14
              15-20                             18
              20-25                             3
              25-30                             0
               30+                              0

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In re Blech Securities Litigation

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2002 ("Form 10-K"), Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

The parties have reached an agreement in principle, which is subject to court approval, to settle this action.

In re McKesson HBOC, Inc. Securities Litigation

As previously reported in the Company's Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Northern District of California.

On March 7, 2003, Bear Stearns filed an answer to the third amended complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint.

Kelly v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Form 10-K, Bear Stearns is a defendant in litigation pending in the Court of Common Pleas, Trial Division, Philadelphia County, Pennsylvania.

On September 9, 2002, the Pennsylvania Superior Court affirmed the lower court's order granting Bear Stearns' motion to dismiss the complaint in this action on the ground that venue was improper.

On April 26, 2002, Plaintiffs in this action filed a lawsuit alleging similar claims in the Supreme Court, State of New York, New York County and on March 28, 2003, Plaintiffs filed an amended complaint against the same defendants as were named in the complaint filed in Pennsylvania. The amended complaint alleges claims based on, among other things, common law fraud, gross negligence, negligent supervision, aiding and abetting fraud, unjust enrichment and breach of the contractual covenant of good faith and fair dealing in connection with the merger of McKesson and HBOC. Compensatory and punitive damages in unspecified amounts are sought.

Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.

As previously reported in the Company's Form 10-K, Bear, Stearns Securities Corp. ("BSSC") is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On October 17, 2002, BSSC filed an answer to the complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses to the claims in the complaint.

LEGAL PROCEEDINGS

IPO Underwriting Fee Antitrust Litigation

Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the United States District Court for the Southern District of New York. The first consolidated action, filed on March 15, 2001, purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the "Purchaser Action"). The second consolidated action, filed on July 6, 2001, purports to be brought on behalf of a putative class of issuers of stock in initial public offerings (the "Issuer Action"). Each suit alleges that the Company violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The plaintiff in each action seek injunctive relief and treble damages.

On February 14, 2001, the court dismissed the complaint in the Purchaser action. On December 13, 2002, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the lower court for consideration of other grounds asserted, but not considered by the lower court, in defendants' motion to dismiss the complaint.

__________

Bear Stearns has denied all allegations of wrongdoing asserted against it in these actions, and believes that it has substantial defenses to the claims in the Complaints.

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company's Audit Committee to be performed by Deloitte & Touche LLP, the Company's independent auditors, principally relating to the following: 1) agreed upon procedures relating to (a) securitization offerings and related periodic filings, (b) reports on internal controls, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) tax related services; 3) issuance of comfort letters and consents relating to offerings of the Company's own securities; 4) reviews of quarterly financial statements; and 5) other accounting, attest and regulatory related services.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

(10)(a)(1)        Performance Compensation Plan, amended and restated as of February 24, 2003

(11)        Computation of Per Share Earnings. (The calculation of per share earnings is in Note 6, "Earnings Per Share," of Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

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

(i)        A Current Report on Form 8-K dated December 18, 2002 and filed on December 19, 2002, pertaining to the Company's results of operations for the three months and fiscal year ended November 30, 2002 and announcing its regular quarterly preferred cash dividends on its outstanding shares of preferred stock, Series A, E, F & G.

(ii)        A Current Report on Form 8-K dated December 18, 2002 and filed on December 26, 2002, pertaining to an opinion of Cadwalader, Wickersham & Taft as to the legality of the 4.00% Global Notes due 2008 ("2008 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2008 Global Notes and a consent in connection with the offering of the 2008 Global Notes.

(iii)        A Current Report on Form 8-K dated December 20, 2002 and filed on December 26, 2002, announcing an agreement in principle with the United States Securities and Exchange Commission; the National Association of Securities Dealers; the New York Stock Exchange; the Offices of the Attorneys General of New York, New Jersey, Delaware, Vermont, and Hawaii; and the North American Securities Administrators Association to resolve their investigations of Bear Stearns relating to research analyst independence.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(iv)        A Current Report on Form 8-K dated January 8, 2003 and filed on January 13, 2003, announcing its regular quarterly cash dividend on its outstanding shares of common stock and the approval by the Board of Directors of the Company of an amendment to its share repurchase program to allow the Company to purchase up to $1.0 billion in aggregate cost of common stock.

(v)        A Current Report on Form 8-K dated January 14, 2003 and filed on January 17, 2003, pertaining to (i) an opinion of Cadwalader, Wickersham & Taft as to the legality of the 5.70% Global Notes due 2014 ("2014 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2014 Global Notes and a consent in connection with the offering of the 2014 Global Notes and (ii) an opinion of Cadwalader, Wickersham & Taft as to the legality of the 4.00% Global Notes due 2008 ("2008 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2008 Global Notes and a consent in connection with the offering of the 2008 Global Notes.

(vi)        A Current Report on Form 8-K dated January 30, 2003 and filed on February 5, 2003, pertaining to Form of Appointment of Additional Agents and Terms Agreement, Form of Medium-Term Note, Series B (Principal Protected SECTOR SELECTOR Note), opinion of Cadwalader, Wickersham & Taft as to legality of the Principal Protected SECTOR SELECTOR Notes due 2008 Linked to a Basket of U.S. Sector Exchange Traded Funds to be issued by the Company, opinion of Cadwalader, Wickersham & Taft as to certain federal income tax consequences described in the Pricing Supplement, and consent of Cadwalader, Wickersham & Taft.

(vii)        A Current Report on Form 8-K dated February 11, 2003 and filed on February 19, 2003, pertaining to the replacement of the Capitalization table of The Bear Stearns Companies Inc., set forth on page S-12 of the Prospectus Supplement, dated February 11, 2003, to the Prospectus, dated January 25, 2002, filed by the Company pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, on February 13, 2003.

(viii)        A Current Report on Form 8-K dated February 11, 2003 and filed on February 19, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft as to legality of the 3.00% Global Notes due 2006 ("2006 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2006 Global Notes and a consent in connection with the offering of the 2006 Global Notes.

(ix)        A Current Report on Form 8-K dated February 24, 2003 and filed on February 26, 2003, announcing its regular quarterly cash dividend on its outstanding shares of preferred stock, Series A, E, F, and G.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bear Stearns Companies Inc.
(Registrant)

By:	/s/ Marshall J Levinson Marshall J Levinson Controller (Principal Accounting Officer)

Date:  April 14, 2003

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

Date: April 14, 2003

/s/ James E. Cayne
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

Date: April 14, 2003

/s/ Samuel L. Molinaro, Jr.
Samuel L. Molinaro, Jr.
Executive Vice President,
Chief Financial Officer

THE BEAR STEARNS COMPANIES INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit No.     Description                                                                            Page

(10)(a)(1)      Performance Compensation Plan, amended and restated as of February 24, 2003             57

(12)            Computation of Ratio of Earnings to Fixed Charges                                       58

(15)            Letter re: Unaudited Interim Financial Information                                      59

(99.1)          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      60

(99.2)          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      61