Form 10-Q
period 2003-05-31
BEAR STEARNS COMPANIES INC
filed 2003-07-15
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2003

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

     As of July 11, 2003, the latest practicable date, there were 99,702,648 shares of Common Stock, $1 par value, outstanding.

TABLE OF CONTENTS

                                                                               Page

Available Information                                                            3

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Financial Condition
           as of May 31, 2003 (Unaudited) and November 30, 2002 (Audited)        4

           Condensed Consolidated Statements of Income (Unaudited)
           for the three months and six months ended May 31, 2003 and
           May 31, 2002                                                          5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended May 31, 2003 and May 31, 2002                6

           Notes to Condensed Consolidated Financial Statements (Unaudited)      7

           Independent Accountants' Report                                      28

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        29

Item 3.    Quantitative and Qualitative Disclosures about Market Risk           53

Item 4.    Controls and Procedures                                              55

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    56

Item 4.    Submission of Matters to a Vote of Security Holders                  59

Item 5.    Other Information                                                    60

Item 6.    Exhibits and Reports on Form 8-K                                     61

           Signature                                                            63

           Certifications                                                       64

AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries ("Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference rooms located at 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Northwest Atrium Center, 5000 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from the SEC's web site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005, U.S.A.

The Company's public internet site is http://www.bearstearns.com. The Company makes available through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.

Part I - Financial Information
Item 1. Financial Statements

                                                     THE BEAR STEARNS COMPANIES INC.

                                                   Condensed Consolidated Statements of
                                                           Financial Condition

                                                                                           (Unaudited)
                                                                                             May 31,         November 30,
(in thousands, except share data)                                                             2003               2002
-------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                             $   3,714,190      $   5,520,285
   Cash and securities deposited with clearing organizations or
      segregated in compliance with federal regulations                                      5,305,606          7,100,138
   Securities purchased under agreements to resell                                          43,328,902         36,505,447
   Securities received as collateral                                                         7,300,515          5,669,811
   Securities borrowed                                                                      55,067,629         53,116,267
   Receivables:
      Customers                                                                             22,741,290         18,105,196
      Brokers, dealers and others                                                            1,913,890          1,358,377
      Interest and dividends                                                                   321,487            297,980
   Financial instruments owned, at fair value
       Pledged as collateral                                                                31,544,667         30,752,090
       Not pledged as collateral                                                            33,058,163         22,692,578
   Property, equipment and leasehold improvements, net of accumulated depreciation
       and amortization of $790,573 and $722,690 in 2003 and 2002, respectively                428,478            483,827
   Other assets                                                                              3,185,815          3,252,427
                                                                                         --------------------------------
   Total Assets                                                                          $ 207,910,632      $ 184,854,423
                                                                                         ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                                                 $  17,354,152      $  14,409,826
   Securities sold under agreements to repurchase                                           45,453,097         44,469,414
   Obligation to return securities received as collateral                                    7,300,515          5,669,811
   Securities loaned                                                                         7,970,449          5,638,771
   Payables:
      Customers                                                                             60,705,728         53,814,105
      Brokers, dealers and others                                                            3,449,509          2,911,679
      Interest and dividends                                                                   486,150            515,228
   Financial instruments sold, but not yet purchased, at fair value                         29,284,393         24,421,273
   Accrued employee compensation and benefits                                                1,110,342          1,158,699
   Other liabilities and accrued expenses                                                    1,275,330          1,219,635
                                                                                         --------------------------------
                                                                                           174,389,665        154,228,441
                                                                                         --------------------------------
   Commitments and contingencies (Note 3)
   Long-term borrowings                                                                     26,244,070         23,681,399
                                                                                         --------------------------------
   Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities           562,500            562,500
                                                                                         --------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock                                                                             664,453            692,832
   Common stock, $1.00 par value; 500,000,000 shares authorized as of
      May 31, 2003 and November 30, 2002; 184,805,848 shares issued as of
      May 31, 2003 and November 30, 2002                                                       184,806            184,806
   Paid-in capital                                                                           2,892,508          2,866,290
   Retained earnings                                                                         4,410,841          3,909,272
   Employee stock compensation plans                                                         2,162,836          2,213,979
   Unearned compensation                                                                      (183,232)          (208,588)
   Treasury stock, at cost:
      Adjustable Rate Cumulative Preferred Stock Series A:
        2,520,750 shares as of May 31, 2003 and November 30, 2002                             (103,421)          (103,421)
      Common stock: 86,245,479 and 84,781,479 shares as of May 31, 2003 and November
        30, 2002, respectively                                                              (3,314,394)        (3,173,087)
                                                                                         --------------------------------
   Total Stockholders' Equity                                                                6,714,397          6,382,083
                                                                                         --------------------------------
   Total Liabilities and Stockholders' Equity                                            $ 207,910,632      $ 184,854,423
                                                                                         ================================

See Notes to Condensed Consolidated Financial Statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

                                                THE BEAR STEARNS COMPANIES INC.

                                              Condensed Consolidated Statements of
                                                            Income

                                                                                  (Unaudited)
                                                      ---------------------------------------------------------------
                                                              Three Months Ended               Six Months Ended
                                                      ---------------------------------------------------------------
                                                          May 31,          May 31,          May 31,         May 31,
(in thousands, except share and per share data)            2003             2002             2003            2002
---------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions                                       $    267,682     $    273,078     $    509,597     $    537,735
    Principal transactions                                 809,915          705,791        1,778,379        1,366,541
    Investment banking                                     212,550          463,818          380,133          615,712
    Interest and dividends                                 522,565          584,522          956,724        1,183,155
    Other income                                            37,500           43,195           63,294           85,405
                                                      ---------------------------------------------------------------
      Total revenues                                     1,850,212        2,070,404        3,688,127        3,788,548
    Interest expense                                       387,492          462,738          709,973          941,704
                                                      ---------------------------------------------------------------
      Revenues, net of interest expense                  1,462,720        1,607,666        2,978,154        2,846,844
                                                      ---------------------------------------------------------------
NON-INTEREST EXPENSES
    Employee compensation and benefits                     692,181          713,569        1,450,070        1,347,211
    Floor brokerage, exchange and clearance fees            47,540           48,438           92,220           88,187
    Communications and technology                           90,744           93,419          183,484          198,092
    Occupancy                                               33,088           37,229           68,031           81,435
    Advertising and market development                      27,507           30,199           52,717           53,723
    Professional fees                                       28,995           31,771           57,448           65,595
    Other expenses                                         114,535          133,589          220,855          219,622
                                                      ---------------------------------------------------------------
      Total non-interest expenses                        1,034,590        1,088,214        2,124,825        2,053,865
                                                      ---------------------------------------------------------------

    Income before provision for income taxes               428,130          519,452          853,329          792,979
    Provision for income taxes                             147,719          176,600          298,665          269,601
                                                      ---------------------------------------------------------------
    Net income                                        $    280,411     $    342,852     $    554,664     $    523,378
                                                      ===============================================================
    Net income applicable to common shares            $    272,616     $    333,538     $    538,878     $    504,286
                                                      ===============================================================
    Basic earnings per share                          $       2.27     $       2.80     $       4.48     $       4.18
                                                      ===============================================================
    Diluted earnings per share                        $       2.05     $       2.59     $       4.05     $       3.87
                                                      ===============================================================
    Weighted average common shares outstanding:
          Basic                                        128,711,363      133,772,110      129,240,413      134,280,242
                                                      ===============================================================
          Diluted                                      146,062,838      147,592,256      146,608,993      148,011,523
                                                      ===============================================================

    Cash dividends declared per common share          $       0.17     $       0.15     $       0.34     $       0.30
                                                      ===============================================================

See Notes to Condensed Consolidated Financial Statements.

                                                  THE BEAR STEARNS COMPANIES INC.

                                               Condensed Consolidated Statements of
                                                            Cash Flows

                                                                                          (Unaudited)
                                                                                        Six Months Ended
                                                                                 ----------------------------
                                                                                    May 31,          May 31,
(in thousands)                                                                       2003             2002
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $   554,664      $   523,378
  Adjustments to reconcile net income to cash used in operating activities:
    Noncash items included in net income:
     Depreciation and amortization                                                    71,754           89,534
     Deferred income taxes                                                           (13,142)         (59,503)
     Employee stock compensation plans                                                29,559           19,683
     Other                                                                             6,265            7,680
    Changes in operating assets and liabilities:
     Cash and securities deposited with clearing organizations or segregated
         in compliance with federal regulations                                    1,794,532        3,327,851
     Securities purchased under agreements to resell                              (6,823,455)        (745,325)
     Securities borrowed                                                          (1,951,362)      (1,023,606)
     Receivables from customers                                                   (4,636,094)       1,800,484
     Receivables from brokers, dealers and others                                   (555,513)       1,691,746
     Financial instruments owned                                                  (9,999,293)      (6,447,944)
     Other assets                                                                    102,055         (122,894)
     Securities sold under agreements to repurchase                                  983,683        4,428,628
     Securities loaned                                                             2,331,678          582,019
     Payables to customers                                                         6,891,623       (4,818,792)
     Payables to brokers, dealers and others                                         537,002       (1,022,498)
     Financial instruments sold, but not yet purchased                             4,863,120         (697,857)
     Accrued employee compensation and benefits                                      (52,762)        (245,174)
     Other liabilities and accrued expenses                                           46,981          157,928
                                                                                 ----------------------------
  Cash used in operating activities                                               (5,818,705)      (2,554,662)
                                                                                 ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (payments for) short-term borrowings                           2,944,326       (1,525,019)
  Net proceeds from issuance of long-term borrowings                               6,014,576        2,655,953
  Redemption of preferred stock issued by a subsidiary                                               (200,000)
  Issuance of common stock                                                            56,463           10,194
  Redemption of preferred stock                                                      (27,660)         (51,967)
  Payments for retirement of long-term borrowings                                 (4,649,758)      (1,578,330)
  Treasury stock purchases - common stock                                           (244,945)        (118,587)
  Cash dividends paid                                                                (49,798)         (49,554)
                                                                                 ----------------------------
  Cash provided by (used in) financing activities                                  4,043,204         (857,310)
                                                                                 ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment and leasehold improvements                        (16,405)         (75,656)
  Purchases of investment securities and other assets                                (49,492)         (22,805)
  Proceeds from sales of investment securities and other assets                       35,303          200,771
                                                                                 ----------------------------
  Cash (used in) provided by investing activities                                    (30,594)         102,310
                                                                                 ----------------------------
  Net decrease in cash and cash equivalents                                       (1,806,095)      (3,309,662)
  Cash and cash equivalents, beginning of year                                     5,520,285        7,332,747
                                                                                 ----------------------------
  Cash and cash equivalents, end of period                                       $ 3,714,190      $ 4,023,085
                                                                                 ============================

See Notes to Condensed Consolidated Financial Statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a more complete discussion of The Bear Stearns Companies Inc. and its subsidiaries ("Company") accounting policies, refer to the Annual Report on Form 10-K for the fiscal year ended November 30, 2002 filed by the Company under the Securities Exchange Act of 1934.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of May 31, 2003, the Condensed Consolidated Statements of Income for the three months and six months ended May 31, 2003 and May 31, 2002 and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2003 and May 31, 2002 are unaudited. The November 30, 2002 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

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

The Company, through its principal operating subsidiaries, Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services is composed of the clearance business for prime broker and fully disclosed clients. Wealth Management is comprised of the Private Client Services ("PCS") and asset management areas. See Note 9, "Segment Data," of Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS No. 149 as required in the third quarter of fiscal 2003 and does not expect the adoption of SFAS No. 149 to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 as required in the fourth quarter of fiscal 2003 and is currently evaluating its impact on the consolidated financial statements.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                               May 31,          November 30,
(in thousands)                                                  2003                2002
--------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS OWNED:
   US government and agency                                 $ 7,928,596          $ 5,754,144
   Other sovereign governments                                1,106,980            1,064,850
   Corporate equity and convertible debt                     10,684,679            7,746,419
   Corporate debt and other                                   8,433,576            7,337,940
   Mortgages, mortgage- and asset-backed                     21,555,517           20,019,289
   Derivative financial instruments                          14,893,482           11,522,026
--------------------------------------------------------------------------------------------
                                                            $64,602,830          $53,444,668
============================================================================================

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
   US government and agency                                 $ 9,123,234          $ 8,206,597
   Other sovereign governments                                1,698,508            1,209,421
   Corporate equity and convertible debt                      5,243,869            4,935,396
   Corporate debt and other                                   2,217,011            2,213,984
   Derivative financial instruments                          11,001,771            7,855,875
--------------------------------------------------------------------------------------------
                                                            $29,284,393          $24,421,273
============================================================================================

As of May 31, 2003 and November 30, 2002, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate these securities are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

Commercial Lending

In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $1.2 billion at May 31, 2003 (gross commitments of $1.8 billion less $0.6 billion of associated hedges). Commercial lending commitments to non-investment-grade borrowers approximated $974 million at May 31, 2003.

Private Equity-Related Investments and Partnerships

In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking or private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At May 31, 2003, such commitments aggregated $632.9 million. These commitments will be funded, if called, through the end of the respective investment periods, generally ending in 2011.

Underwriting

In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase and sell new issues of securities aggregating $411.2 million at May 31, 2003.

Letters of Credit

At May 31, 2003, the Company was contingently liable for unsecured letters of credit of approximately $1.9 billion and letters of credit of $923.6 million secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

Borrow Versus Pledge

At May 31, 2003, the Company had pledged securities, primarily US government and agency securities with a market value of approximately $4.2 billion as collateral for securities borrowed, with an approximate market value of $4.1 billion.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES (continued)

Other

The Company had commitments to purchase Chapter 13 and other credit card receivables of $197.8 million at May 31, 2003.

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

4. GUARANTEES

In the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. On February 28, 2003, the Company adopted the new disclosure requirements for guarantees in accordance with FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Beginning on January 1, 2003, the Company adopted the recognition requirements of FIN No. 45, requiring the Company to recognize a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantees. The adoption of FIN No. 45 did not have a material effect on the Condensed Consolidated Financial Statements.

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

The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of May 31, 2003:

                                                                  Amount of Guarantee Expiration Per Period
                                            ---------------------------------------------------------------------------------
                                                                                                   Greater
                                            Less Than       One to Three        Three to           than Five
(in millions)                                One Year           Years          Five Years            Years             Total
-----------------------------------------------------------------------------------------------------------------------------

Derivative contracts (notional) (1)          $159,619          $109,027          $ 72,633          $ 72,690          $413,969
Municipal securities                            2,074               400                                                 2,474
Residual value guarantee                                                              570                                 570
-----------------------------------------------------------------------------------------------------------------------------

(1) The carrying value of these derivatives approximated $9 billion.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

On certain of these contracts, such as written interest rate caps and floors and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstates the Company's exposure to these contracts. These derivative contracts are recorded at fair value which approximated $9 billion at May 31, 2003.

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

Residual Value Guarantee

The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on May 20, 2007, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of May 31, 2003, there was no expected shortfall and the residual value guarantee approximated $570 million.

Municipal Securities

As part of the Company's municipal securities business, the Company acts as placement agent and as liquidity provider for municipal securities trust certificates ("Trust Certificates"). (See Note 11, "Consolidation of Variable Interest Entities," for a further discussion of the Company's municipal securities business.)

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

Indemnifications

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions, including certain asset sales and securitizations and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. To mitigate these risks with respect to assets being securitized that have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from these third parties upon acquisition of such assets. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The Company is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the Company will have to make significant payments under these arrangements, and no liabilities have been recorded in the Condensed Consolidated Financial Statements for these arrangements.

Other Guarantees

The Company is a member of numerous exchanges and clearinghouses. Under the standard membership agreements, members are generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. REGULATORY REQUIREMENTS

Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE"), the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns, as defined, is $212.8 million, relating to the net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions, as defined. At May 31, 2003, Bear Stearns' net capital of $1.09 billion exceeded the minimum requirement by $1.05 billion.

BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority.

BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Central Bank and Financial Services Authority of Ireland.

At May 31, 2003, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. EARNINGS PER SHARE (continued)

The computations of basic and diluted EPS are set forth below:

                                                              Three Months Ended            Six Months Ended
----------------------------------------------------------------------------------------------------------------
                                                            May 31,        May 31,        May 31,       May 31,
(in thousands, except per share amounts)                     2003           2002           2003          2002
----------------------------------------------------------------------------------------------------------------

Net income                                                $ 280,411      $ 342,852      $ 554,664      $ 523,378
Preferred stock dividends                                    (7,795)        (9,314)       (15,786)       (19,092)
Redemption of preferred stock                                   642         11,210            720         11,210
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-vested shares                  19,374         29,416         39,628         45,471
----------------------------------------------------------------------------------------------------------------
Net earnings used for basic EPS                             292,632        374,164        579,226        560,967
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-nonvested shares                6,901          7,369         14,064         11,305
----------------------------------------------------------------------------------------------------------------
Net earnings used for diluted EPS                         $ 299,533      $ 381,533      $ 593,290      $ 572,272
================================================================================================================
Total basic weighted average common
   shares outstanding (1)                                   128,711        133,772        129,240        134,280
----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                     2,224          1,909          1,937          1,642
   CAP and restricted units                                  15,128         11,911         15,432         12,090
----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                             17,352         13,820         17,369         13,732
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding and dilutive potential common shares         146,063        147,592        146,609        148,012
================================================================================================================
Basic EPS                                                 $    2.27      $    2.80      $    4.48      $    4.18
Diluted EPS                                               $    2.05      $    2.59      $    4.05      $    3.87
================================================================================================================

(1) Includes  29,891,922 and 34,155,729  vested units for the three months ended
May 31, 2003 and May 31,  2002,  respectively,  and  30,064,127  and  34,467,349 vested  units  for  the  six  months  ended  May 31,  2003  and  May  31,  2002, respectively,  issued  under  certain  stock  compensation  plans  which will be distributed as shares of common stock.

7. CASH FLOW INFORMATION

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the six months ended May 31, 2003 and May 31, 2002. Income taxes paid totaled $212.8 million and $188.7 million for the six months ended May 31, 2003 and May 31, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DERIVATIVES AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at their then fair value. SFAS No. 133 requires that all derivatives be carried at fair value, including those used as hedges. SFAS No. 133 also requires items designated as being hedged, previously carried at accrued values, now be marked to market for the risk being hedged, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income and were not material for the three months and six months ended May 31, 2003 and May 31, 2002.

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

As of May 31, 2003 and November 30, 2002, the Company had notional/contract amounts of approximately $1.8 trillion and $1.6 trillion, respectively, of derivative financial instruments, of which $375.8 billion and $421.1 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, fixed-rate debt, or are part of its derivative dealer activities, are marked to fair value.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DERIVATIVES AND HEDGING ACTIVITIES (continued)

The Company's derivatives had a weighted average maturity of approximately 4.2 years and 3.9 years at May 31, 2003 and November 30, 2002, respectively.

The maturities of notional/contract amounts outstanding for derivative financial instruments as of May 31, 2003 were as follows:

                                               Less Than       One to        Three to    Greater Than
(in billions)                                   One Year     Three Years    Five Years    Five Years        Total
-----------------------------------------------------------------------------------------------------------------

Swap agreements, including options,
     swaptions, caps, collars and floors       $  228.3      $  319.1      $  300.5      $  429.5      $  1,277.4
Futures contracts                                  83.7          42.6          17.4                         143.7
Forward contracts                                  65.6                                                      65.6
Options held                                      134.6          33.9           0.7                         169.2
Options written                                    93.2           7.5           0.5                         101.2
-----------------------------------------------------------------------------------------------------------------
Total                                          $  605.4      $  403.1      $  319.1      $  429.5      $  1,757.1
=================================================================================================================
Percent of total                                   34.5%         22.9%         18.2%         24.4%          100.0%
=================================================================================================================

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

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of May 31, 2003:

                 Over-the-Counter Derivative Credit Exposure(1)
                                 ($ in millions)

                                                                                  Percentage
                                                                Exposure,         of Exposure,
                                                                 Net of             Net of
Rating (2)               Exposure        Collateral(3)        Collateral(4)       Collateral
----------------------------------------------------------------------------------------------

AAA                        3,547               1,478               2,114                37%
AA                         3,175               1,445               1,774                31%
A                          2,159                 963               1,347                23%
BBB                          487                 425                 307                 5%
BB and lower                 885               1,141                 228                 4%
Non-rated                      1                   1                   0                 0%
----------------------------------------------------------------------------------------------

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

Institutional equities consists of sales, trading and research in areas such as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and NYSE, American Stock Exchange and International Securities Exchange specialist activities. Fixed income includes sales, trading and research for institutional clients in a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt products.

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

                                              Three Months Ended                   Six Months Ended
                                      --------------------------------------------------------------------
                                         May 31,            May 31,            May 31,            May 31,
(in thousands)                            2003               2002               2003               2002
----------------------------------------------------------------------------------------------------------
NET REVENUES

Capital Markets
    Institutional Equities            $   189,346        $   301,256        $   465,807        $   546,742
    Fixed Income                          765,190            518,610          1,556,407          1,066,804
    Investment Banking                    223,439            483,075            411,203            626,825
----------------------------------------------------------------------------------------------------------
Total Capital Markets                   1,177,975          1,302,941          2,433,417          2,240,371

Global Clearing Services                  187,405            201,377            363,183            406,288
Wealth Management                         124,405            126,701            239,990            249,912
Other (1)                                 (27,065)           (23,353)           (58,436)           (49,727)
----------------------------------------------------------------------------------------------------------
      Total net revenues              $ 1,462,720        $ 1,607,666        $ 2,978,154        $ 2,846,844
==========================================================================================================

PRE-TAX INCOME

Capital Markets                       $   483,971        $   561,143        $   949,890        $   834,736
Global Clearing Services                   37,798             65,868             89,948            143,100
Wealth Management                           4,948              8,681             10,667             10,461
Other (1)                                 (98,587)          (116,240)          (197,176)          (195,318)
----------------------------------------------------------------------------------------------------------
      Total pre-tax income            $   428,130        $   519,452        $   853,329        $   792,979
==========================================================================================================

                                                             As of
                                    ----------------------------------------------------
                                        May 31,           November 30,         May 31,
(in thousands)                           2003                 2002              2002
----------------------------------------------------------------------------------------
SEGMENT ASSETS

Capital Markets                     $ 142,323,343       $ 123,332,776      $ 131,067,784
Global Clearing Services               69,563,378          60,754,131         55,873,279
Wealth Management                       3,346,690           3,555,762          3,415,647
Other (1)                              (7,322,779)         (2,788,246)        (4,728,866)
----------------------------------------------------------------------------------------
      Total segment assets          $ 207,910,632       $ 184,854,423      $ 185,627,844
========================================================================================

(1)  Includes  consolidation  and  elimination  entries,   unallocated  revenues
(predominantly   interest),  and  certain  corporate  administrative  functions, including  certain legal costs and costs related to the CAP Plan. CAP Plan costs approximated  $46.0 million and $64.0 million for the three months ended May 31,
2003 and May 31, 2002, respectively, and $94.0 million and $99.0 million for the six months ended May 31, 2003 and May 31, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

Securitizations

The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Securitization transactions are generally treated as sales, with resulting gain or loss included in "Principal Transactions" revenue in the Condensed Consolidated Statements of Income. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are primarily based on observable transactions in similar securities and are further verified by external pricing sources, when available. During the quarters ended May 31, 2003 and May 31, 2002, the Company executed securitization transactions of approximately $36.2 billion and $28.6 billion, respectively, including securitizations of its own assets of approximately $27.5 billion and $19.6 billion, respectively. Securitizations of its own assets include $14.7 billion and $12.3 billion, respectively, in agency mortgage-backed securities; $9.9 billion and $6.9 billion, respectively, in non-agency mortgage-backed securities; and $2.9 billion and $0.4 billion, respectively, in other asset-backed securities. The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. Retained interests in assets the Company securitized, including senior and subordinated securities, approximated $3.1 billion and $2.3 billion at May 31, 2003 and November 30, 2002, respectively. As of May 31, 2003 and November 30, 2002, retained interests include $2.0 billion and $1.7 billion in agency mortgage-backed securities, respectively; $0.6 billion and $0.4 billion in non-agency mortgage-backed securities, respectively, and $0.5 billion and $0.2 billion in other asset-backed securities, respectively.

The models employed in the valuation of retained interests use discount rates that are based on the swap curve. Key points on the swap curve at May 31, 2003 were 1.49% for two-year swaps and 3.70% for 10-year swaps. These models also consider prepayment speeds, as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

Key valuation assumptions used in measuring the current fair value of retained interests in assets the Company securitized at May 31, 2003 were as follows:

                                                        Agency              Other             Other
                                                    Mortgage-Backed     Mortgage-Backed    Asset-Backed
-------------------------------------------------------------------------------------------------------
Weighted average life (years)                            1.31                3.74                2.35
Average prepayment speeds (annual rate)               20% - 80%           0.1% - 83%              n/a
Credit losses                                            0.82%               6.69%               3.03%
-------------------------------------------------------------------------------------------------------

The following hypothetical sensitivity analysis as of May 31, 2003 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                                   Agency                 Other              Other
(in millions)                                  Mortgage-Backed       Mortgage-Backed      Asset-Backed
-------------------------------------------------------------------------------------------------------
Interest rates
     50 basis point increase                       $ 17.9              $  18.7              $  (5.2)
     100 basis point increase                        25.9                 30.9                (10.5)
     50 basis point decrease                        (22.1)                (5.3)                 5.5
     100 basis point decrease                       (39.1)                (2.3)                11.3
-------------------------------------------------------------------------------------------------------
Prepayment speeds
     10% adverse change
          (increase in prepayments)                  (8.0)                (4.3)                 n/a
     20% adverse change                             (15.2)                (9.1)                 n/a
     10% favorable change                            10.9                  5.4                  n/a
     20% favorable change                            24.4                 10.1                  n/a
-------------------------------------------------------------------------------------------------------
Credit losses
     10% adverse change                              (3.5)               (12.6)                (9.2)
     20% adverse change                              (6.8)               (24.0)               (15.9)
     10% favorable change                             3.6                 14.2                  8.0
     20% favorable change                             7.4                 30.3                 16.3
-------------------------------------------------------------------------------------------------------

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended May 31, 2003:

                                                           Agency                Other              Other
(in millions)                                          Mortgage-Backed      Mortgage-Backed     Asset-Backed
------------------------------------------------------------------------------------------------------------
Cash flows received from retained interests               $  113.2             $  26.3             $  6.5
Cash flows from servicing                                      n/a                 1.1                n/a
------------------------------------------------------------------------------------------------------------

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

At May 31, 2003 and November 30, 2002, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $208 billion and $184 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $128 billion and $116 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at May 31, 2003 and November 30, 2002, respectively.

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

Although the Company is still evaluating the impact of FIN No. 46 relating to interests in VIEs that existed prior to January 31, 2003, it is reasonably possible that FIN No. 46 will require consolidation of, or additional disclosures related to, the entities described below.

The Company acts as portfolio manager in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company also may retain certain trust certificates. The assets in these trusts at May 31, 2003 approximated $1.3 billion. The Company's maximum exposure to loss as a result of its relationship with these trusts is approximately $7.8 million, which represents the fair value of its interests.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

In 1997, the Company established a program whereby it has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at May 31, 2003 was approximately $2.47 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value net of related hedges approximating $2.41 billion at May 31, 2003.

12. STOCK COMPENSATION PLANS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. It also requires prominent disclosures about the method of accounting for stock-based compensation and its effect on reported results. The three alternatives are: 1) the prospective method in which fair value expense would be recognized for all awards granted in the year of adoption, but not previous awards, 2) the modified prospective method in which fair value expense would be recognized for the unvested portion of all prior stock options granted and those granted in the year of adoption, and 3) the retroactive restatement method which is similar to the modified prospective method, except that all prior periods are restated. The Company has adopted fair value accounting for stock-based compensation for fiscal 2003 using the prospective method provided by SFAS No. 148. Commencing with all grants made after November 30, 2002, the Company expenses the fair value of stock options issued to employees over the related vesting period.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. STOCK COMPENSATION PLANS (continued)

The cost related to stock-based compensation included in the determination of net income for the three months and six months ended May 31, 2003 and May 31, 2002 is less than that which would have been recognized if the fair value based method had been applied to stock option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                Three Months Ended            Six Months Ended
------------------------------------------------------------------------------------------------------------------
                                                              May 31,         May 31,       May 31,        May 31,
(in millions,  except  per  share amounts)                     2003            2002          2003           2002
------------------------------------------------------------------------------------------------------------------

Net income, as reported                                     $   280.4      $   342.9      $   554.7      $   523.4
Add: Stock-based employee compensation plans expense
      included in reported net income, net of related
      tax effects                                                10.5            4.2           16.9           11.3
Deduct: Total stock-based employee compensation plans
      expense determined under the fair value based
      method, net of related tax effects                        (23.8)         (15.7)         (43.5)         (34.3)
------------------------------------------------------------------------------------------------------------------
Pro forma net income                                        $   267.1      $   331.4      $   528.1      $   500.4
==================================================================================================================
Earnings per share:
   Basic - as reported                                      $    2.27      $    2.80      $    4.48      $    4.18
   Basic - pro forma                                        $    2.17      $    2.71      $    4.28      $    4.01
   Diluted - as reported                                    $    2.05      $    2.59      $    4.05      $    3.87
   Diluted - pro forma                                      $    1.96      $    2.51      $    3.86      $    3.71
==================================================================================================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of May 31, 2003, and the related condensed consolidated statements of income for the three month and six month periods ended May 31, 2003 and May 31, 2002 and cash flows for the six month periods ended May 31, 2003 and May 31, 2002. These financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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
July 11, 2003

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

(2) Financial Instruments Whose Fair Value is Determined Based on Internally Developed Models or Methodologies That Employ Data That Are Readily Observable from Objective Sources

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments. For an indication of the Company's involvement in derivatives, including maturity terms, see the table setting forth notional/contract amounts outstanding in Note 8, "Derivatives and Hedging Activities" of Notes to Condensed Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(3) Financial Instruments Whose Fair Value is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long-dated or unique in nature and therefore engender considerable judgment by traders and their management, who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable. At May 31, 2003 and November 30, 2002, such positions (primarily fixed income cash positions) aggregated approximately $3.9 billion and $3.1 billion, respectively, in "Financial Instruments Owned" and $661 million and $328 million, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

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

Business Environment

The weak global and US economic conditions that existed in fiscal 2002 and in the first quarter of 2003 continued into the second quarter of fiscal 2003. The continued lack of capital spending, prolonged slump in the labor markets and high energy prices contributed to difficult market conditions. The Federal Reserve Board ("Fed") met twice during the fiscal quarter and kept the federal funds rate unchanged at 1.25%. At its May 2003 meeting, the Fed changed its economic bias to weakness, citing that the balance of risks is weighted toward economic weakness in the foreseeable future.

However, geopolitical tensions subsided during the second quarter of fiscal 2003. In addition, there was growing sentiment that the economy and corporate profits were strengthening and, as a result, consumer confidence increased during the quarter. The major indices were all up for the quarter ended May 31, 2003. The Dow Jones Industrial Average ("DJIA") increased 12.2%, while the Standard & Poor's 500 Index ("S&P 500") and the Nasdaq Composite Index increased 14.6% and 19.3%, respectively.

Weak equity market conditions continued to negatively impact equity-related businesses. Trading volumes on the exchanges were mixed. Average daily trading volume on the New York Stock Exchange ("NYSE") increased 12.4% while average daily trading volume on the NASDAQ declined 10.1% from the quarter ended May 31, 2002. Global and US announced merger and acquisition volumes remained at low levels. However, the interest rate environment continued to provide favorable conditions for fixed income activities. A combination of low interest rates, a steep yield curve and continued tightening of corporate credit spreads resulted in very strong demand for domestic debt issuances and strong secondary market activity. Mortgage-backed securities underwriting benefited from high levels of residential mortgage refinancings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The business environment during the second quarter ended May 31, 2002 was characterized by moderate US economic growth and generally low inflation. The Fed met twice during the quarter and left the Federal Funds rate unchanged at 1.75%. The Fed also changed its bias from weakness to neutral during the quarter indicating that the risks of inflation and economic weakness remain evenly balanced. Several economic reports evidenced that the US economy continued to recover from a recession and that corporate profits were gaining strength. However, the lack of capital spending, continued uncertainties about the accuracy and reliability of corporate earnings and terrorism fears combined to precipitate a decline in all major equity indices during the quarter ended May 31, 2002. Trading volumes on the exchanges were mixed. Average daily trading volume on the NYSE increased 5.7% while average daily trading volume on the NASDAQ declined 12.1% from the quarter ended May 25, 2001. During the quarter, the DJIA, the S&P 500 and the Nasdaq Composite Index declined 9.8%, 16.5% and 28.2%, respectively.

Results of Operations

In the discussion to follow, results for the quarter ended May 31, 2003 will be compared with the results for the quarter ended May 31, 2002 and results for the six months ended May 31, 2003 will be compared with the results for the six months ended May 31, 2002.

Three Months Ended May 31, 2003
Compared to Three Months Ended May 31, 2002

The Company reported net income of $280.4 million, or $2.05 per share (diluted), for the quarter ended May 31, 2003, which represented a decrease of 18.2% from $342.9 million, or $2.59 per share (diluted), for the quarter ended May 31, 2002. Results for the three months ended May 31, 2002 reflect a merchant banking gain of $260.8 million, included in investment banking revenues, from an investment in and the subsequent IPO of Aeropostale, Inc. The impact of this transaction on earnings per share (diluted) was $1.04 for the quarter ended May 31, 2002.

Revenues, net of interest expense ("net revenues") decreased 9.0% to $1.5 billion for the quarter ended May 31, 2003 from $1.6 billion for the quarter ended May 31, 2002. The decrease in net revenues was primarily due to a decrease in investment banking revenues (related to the May 2002 Aeropostale, Inc. transaction), partially offset by increases in principal transactions and net interest revenues.

Commission revenues for the quarter ended May 31, 2003 decreased 2.0% to $267.7 million from $273.1 million for the quarter ended May 31, 2002. The decrease was primarily due to decreases in clearance and retail commissions as weak economic conditions continued to reduce customer activity during the 2003 quarter. Clearance and retail commission revenues declined a combined 8.3% to $111.4 million in the 2003 quarter from $121.5 million in the 2002 quarter. Institutional commissions increased 2.1% to $135.5 million from $132.7 million in the 2002 quarter primarily due to increased equity trading volumes.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal transactions revenues by reporting categories were as follows:

                                                         Three Months Ended
                                          --------------------------------------------
                                           May 31,           May 31,        % Increase
(in thousands)                              2003              2002           (Decrease)
--------------------------------------------------------------------------------------
Fixed income                              $656,223          $447,047            46.8%
Equity                                      42,945           101,067           (57.5%)
Derivative financial instruments           110,747           157,677           (29.8%)
--------------------------------------------------------------------------------------
Total principal transactions              $809,915          $705,791            14.8%
======================================================================================

Revenues from principal transactions in the quarter ended May 31, 2003 increased 14.8% to $809.9 million from $705.8 million for the quarter ended May 31, 2002, reflecting strong performances in the Company’s fixed income activities, which continued to benefit from low interest rates, a steep yield curve and narrowing corporate credit spreads. Fixed income revenues increased 46.8% to $656.2 million from $447.0 million in the 2002 quarter, reflecting increases from both credit and interest rate product areas, particularly in the high yield and distressed, investment-grade debt and government bond areas. Revenues derived from equity activities declined 57.5% to $42.9 million during the 2003 quarter from $101.1 million in the 2002 quarter primarily due to a decrease in the specialist area, as well as declines in over-the-counter market-making activities, as equity market conditions continued to be challenging. Revenues from derivative financial instruments decreased 29.8% to $110.7 million in the 2003 quarter from $157.7 million for the 2002 quarter. The decrease was primarily in the equity derivatives area, reflecting lower market volatility levels and reduced customer flow, and a decrease in the Company’s electronic market-making area, partially offset by an increase in foreign exchange.

Investment banking revenues decreased 54.2% to $212.6 million for the quarter ended May 31, 2003 from $463.8 million for the quarter ended May 31, 2002. Investment banking net revenues includes underwriting, advisory services and merchant banking revenues. Underwriting revenues decreased 40.4% to $89.7 million in the 2003 quarter from $150.4 million in the 2002 quarter, reflecting the reduced levels of IPO and secondary new issue activity. Advisory services revenues increased 99.6% to $78.6 million from $39.4 million in the 2002 quarter due to a higher level of completed mergers and acquisitions activity. Merchant banking revenues were $44.3 million in the 2003 quarter as compared to revenues of $274.0 million in the 2002 quarter. The merchant banking results for the three months ended May 31, 2002 included realized and unrealized gains in an investment in and subsequent IPO of Aeropostale, Inc. of $260.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest revenues, interest and dividend revenues less interest expense, were $135.1 million for the quarter ended May 31, 2003, a 10.9% increase from $121.8 million for the quarter ended May 31, 2002. The increase in net interest revenues was primarily attributable to increased revenues from higher levels of average customer margin and customer short balances.

Non-Interest Expenses

                                                                       Three Months Ended
                                                      ------------------------------------------------
                                                         May 31,             May 31,
(in thousands)                                            2003                2002% (Decrease)
------------------------------------------------------------------------------------------------------
Employee compensation and benefits                    $  692,181          $  713,569            (3.0%)
Floor brokerage, exchange and clearance fees              47,540              48,438            (1.9%)
Communications and technology                             90,744              93,419            (2.9%)
Occupancy                                                 33,088              37,229           (11.1%)
Advertising and market development                        27,507              30,199            (8.9%)
Professional fees                                         28,995              31,771            (8.7%)
Other expenses                                           114,535             133,589           (14.3%)
------------------------------------------------------------------------------------------------------
Total non-interest expenses                           $1,034,590          $1,088,214            (4.9%)
======================================================================================================

Employee compensation and benefits for the quarter ended May 31, 2003 were $692.2 million, down 3.0% from $713.6 million for the quarter ended May 31, 2002, attributable to decreased net revenues. Employee compensation and benefits as a percentage of net revenues was 47.3% for the 2003 quarter compared to 44.4% for the 2002 quarter. Employee compensation and benefits as a percentage of net revenues without the impact of the merchant banking transaction in 2002 was 51.8% for the quarter ended May 31, 2002 and 50.9% for the year ended November 30, 2002. Full-time employees increased to 10,472 at May 31, 2003 from 10,426 at May 31, 2002.

Non-compensation expenses were $342.4 million for the quarter ended May 31, 2003, a decrease of 8.6% from $374.6 million in the quarter ended May 31, 2002. Non-compensation expenses as a percentage of net revenues for the quarter ended May 31, 2003 increased to 23.4%, compared with 23.3% in the quarter ended May 31, 2002. The decline in communications and technology and occupancy costs were primarily attributable to the completion of the Company's relocation of its corporate headquarters to 383 Madison Avenue in March 2002. Professional fees decreased as a result of reductions in consulting fees and employment agency fees. Advertising and market development expenses decreased due to reduced business travel-related costs. Other expenses, excluding the Capital Accumulation Plan ("CAP Plan") costs, were down 1.0% to $68.5 million from $69.2 million for the 2002 quarter. Expenses related to the CAP Plan were $46.0 million for the 2003 quarter, a decrease of 28.6% from approximately $64.0 million in the 2002 quarter. CAP Plan expenses for the three months ended May 31, 2002 were higher due to the increase in earnings resulting from the merchant banking gain. The expense control measures enabled the Company to achieve a pre-tax profit margin of 29.3% for the 2003 quarter. The pre-tax profit margin for the 2002 quarter was 32.3%. Excluding the impact of the merchant banking gain of $260.8 million, pre-tax profit margin was 22.1% for the 2002 quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's effective tax rate was 34.5% for the quarter ended May 31, 2003 compared to 34.0% for the quarter ended May 31, 2002 as a result of decreased tax preference items. The Company's effective tax rate for the fiscal year ended November 30, 2002 was 33.0%.

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation, including reclassification of certain revenues in the Capital Markets segment from institutional equities and fixed income to investment banking and reclassification of certain revenues and expenses from the Other segment to the Global Clearing Services segment.

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan.

                                     Capital Markets

                                                      Three Months Ended
                                     ------------------------------------------------
                                        May 31,             May 31,       % (Decrease)
(in thousands)                           2003                2002            Increase
-------------------------------------------------------------------------------------
Net revenues
     Institutional equities          $  189,346          $  301,256           (37.1%)
     Fixed income                       765,190             518,610            47.5%
     Investment banking                 223,439             483,075           (53.7%)
-------------------------------------------------------------------------------------
Total net revenues                   $1,177,975          $1,302,941            (9.6%)
=====================================================================================
Pre-tax income                       $  483,971          $  561,143           (13.8%)
=====================================================================================

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

Institutional equities consists of sales, trading and research in such areas as institutional domestic and international equity sales, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and NYSE, American Stock Exchange and International Securities Exchange specialist activities. Fixed income includes sales, trading and research for institutional clients in a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal and high yield products, foreign exchange and fixed income derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade and high yield debt products.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Capital Markets were $1.2 billion for the quarter ended May 31, 2003, a decrease of 9.6% from $1.3 billion for the quarter ended May 31, 2002. Pre-tax income for Capital Markets was $484.0 million in the 2003 quarter, a decrease of 13.8% from $561.1 million in the 2002 quarter. Pre-tax profit margin was 41.1% for the 2003 quarter compared to 43.1% for the 2002 quarter.

Institutional equities net revenues for the quarter ended May 31, 2003 decreased 37.1% to $189.3 million from $301.3 million for the quarter ended May 31, 2002, reflecting lower revenues from the equity derivatives, electronic market-making and specialist areas. The decline in the equity derivatives business area reflects lower market volatility levels and reduced customer flow.

Fixed income net revenues increased to $765.2 million for the quarter ended May 31, 2003, an increase of 47.5% from $518.6 million for the quarter ended May 31, 2002, primarily reflecting strong results from the Company’s credit and interest rate product areas, particularly in the high yield, investment-grade debt, foreign exchange and government bond areas. These business areas benefited from low interest rates, a steep yield curve and narrowing of corporate credit spreads. In particular, high-grade bond revenues increased significantly, reflecting improved customer trading volumes. High yield and distressed net revenues also achieved record levels due to favorable market conditions and active secondary trading volumes. In addition, interest rate and foreign exchange revenues also increased significantly, as a result of improved customer order flow. Mortgage-backed securities revenues continued to be strong as residential mortgage refinancing activity reached near record levels in May 2003. As a result, customer activity surged and secondary trading volumes achieved record levels. However, increased volatility associated with interest rate uncertainty and prepayment speeds dampened secondary trading revenues.

Investment banking net revenues for the quarter ended May 31, 2003 decreased 53.7% to $223.4 million from $483.1 million for the quarter ended May 31, 2002. Investment banking net revenues includes underwriting revenues, advisory services and merchant banking revenues. Underwriting revenues decreased 41.9% to $106.2 million in the 2003 quarter from $182.6 million in the 2002 quarter reflecting lower levels of equity and municipal new issue activity. Advisory services revenues increased to $72.9 million from $26.5 million in the 2002 quarter, reflecting the Company's higher level of completed mergers and acquisitions activity. Merchant banking revenues were $44.3 million in the 2003 quarter compared to revenues of $274.0 million in the 2002 quarter. The 2002 quarter results include realized and unrealized gains in an investment in and the subsequent IPO of Aeropostale, Inc of $260.8 million. The Company's quarterly merchant banking revenues in any quarter are not indicative of merchant banking revenues for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Global Clearing Services

                                      Three Months Ended
                        --------------------------------------------
                         May 31,            May 31,
(in thousands)            2003               2002% (Decrease)
--------------------------------------------------------------------
Net revenues            $187,405          $201,377            (6.9%)
Pre-tax income          $ 37,798          $ 65,868           (42.6%)
--------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At May 31, 2003, the Company held approximately $177 billion in equity in Global Clearing Services client accounts compared with $159 billion at May 31, 2002.

Net revenues for Global Clearing Services decreased 6.9% to $187.4 million for the quarter ended May 31, 2003 from $201.4 million for the quarter ended May 31, 2002. Commission revenues were $77.1 million in the 2003 quarter, a decrease of 7.6% from $83.4 million in the 2002 quarter reflecting reduced levels of prime brokerage customer activity. Net interest revenues were $107.3 million, a 5.4% decline from $113.4 million in the 2002 quarter, primarily reflecting decreased financing spreads, partially offset by increased revenues from higher levels of average customer margin and customer short balances. The decline in pre-tax income was due to the reduction in net revenues combined with certain legal settlements that were allocated to the segment in the current quarter. Such settlements were previously provided for by the Company.

Average customer margin balances were $39.0 billion during the quarter ended May 31, 2003 compared to $35.9 billion during the quarter ended May 31, 2002. Customer margin balances totaled $43.4 billion at May 31, 2003 compared to $36.7 billion at May 31, 2002. Average customer short balances were $61.4 billion during the 2003 quarter compared to $56.9 billion during the 2002 quarter and totaled $65.5 billion at May 31, 2003, an increase from $55.8 billion at May 31, 2002. Average free credit balances were $18.8 billion during the 2003 quarter compared to $18.5 billion during the 2002 quarter and totaled $18.6 billion at May 31, 2003, an increase from $16.6 billion at May 31, 2002.

                          Wealth Management

                                      Three Months Ended
                        --------------------------------------------
                         May 31,           May 31,
(in thousands)            2003              2002% (Decrease)
--------------------------------------------------------------------
Net revenues            $124,405          $126,701            (1.8%)
Pre-tax income          $  4,948          $  8,681           (43.0%)
--------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Wealth Management were $124.4 million for the quarter ended May 31, 2003, a decrease of 1.8%, from $126.7 million for the quarter ended May 31, 2002. PCS revenues increased 1.1% to $87.6 million in the 2003 quarter from $86.7 million in the 2002 quarter. Asset management revenues decreased 8.1% to $36.8 million in the 2003 quarter from $40.0 million in the 2002 quarter, reflecting reduced management fees associated with the decline in assets under management for mutual funds and proprietary hedge fund products. Pre-tax income for Wealth Management approximated $4.9 million in the 2003 quarter compared to pre-tax income of $8.7 million for the 2002 quarter.

Assets under management were $24.4 billion at May 31, 2003, reflecting a 1.6% decrease from $24.8 billion in assets under management at May 31, 2002.

Six Months Ended May 31, 2003
Compared to Six Months Ended May 31, 2002

The Company reported net income of $554.7 million, or $4.05 per share (diluted), for the six months ended May 31, 2003, which represented an increase of 6.0% from $523.4 million, or $3.87 per share (diluted), for the six months ended May 31, 2002. Results for six months ended May 31, 2002 reflect a merchant banking gain of $260.8 million, included in investment banking revenues, from an investment in and the subsequent IPO of Aeropostale, Inc. The impact of this transaction on earnings per share (diluted) was $1.04 for the period ended May 31, 2002.

Revenues, net of interest expense ("net revenues") increased 4.6% to $3.0 billion for the six months ended May 31, 2003 from $2.8 billion for the six months ended May 31, 2002. The increase in net revenues was primarily due to an increase in principal transactions, partially offset by a decrease in investment banking (related to the 2002 merchant banking transaction for Aeropostale, Inc.) and commission revenues.

Commission revenues for the six months ended May 31, 2003 decreased 5.2% to $509.6 million from $537.7 million for the six months ended May 31, 2002. The decrease was primarily due to decreases in clearance and retail commissions as weak economic conditions continued to reduce customer activity during the 2003 period. Clearance and retail commission revenues declined a combined 12.7% to $212.9 million in the 2003 period from $244.0 million in the 2002 period. Institutional commissions increased slightly to $258.1 million for the 2003 period from $256.4 million in the 2002 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal transactions revenues by reporting categories were as follows:

                                                            Six Months Ended
                                           ----------------------------------------------
                                             May 31,             May 31,       % Increase
(in thousands)                                2003                2002          (Decrease)
-----------------------------------------------------------------------------------------
Fixed income                              $1,386,988          $  912,818            51.9%
Equity                                       133,340             185,088           (28.0%)
Derivative financial instruments             258,051             268,635            (3.9%)
-----------------------------------------------------------------------------------------
Total principal transactions              $1,778,379          $1,366,541            30.1%
=========================================================================================

Revenues from principal transactions for the six months ended May 31, 2003 increased 30.1% to $1.8 billion from $1.4 billion for the six months ended May 31, 2002, primarily due to strong results from the Company’s fixed income activities, reflecting the low level of short-term interest rates and a steep yield curve. Additionally, the tightening of corporate credit spreads resulted in increased secondary trading activity and improved customer order flow. Fixed income revenues increased 51.9% to $1.4 billion from $912.8 million in the 2002 period, reflecting strong performances from the Company’s mortgage- and asset-backed securities, corporate bonds, high yield and distressed and government bonds areas. Revenues derived from equity activities declined 28.0% to $133.3 million during the 2003 period from $185.1 million in the 2002 period. Equity-related businesses continued to be pressured by weak equity market conditions, particularly in the over-the-counter stock area. In addition, risk arbitrage revenues remained at low levels, reflecting the continued depressed level of industry-wide announced mergers and acquisitions activity. These results were partially offset by an increase in convertible arbitrage activities. Revenues from derivative financial instruments decreased 3.9% to $258.1 million in the 2003 period from $268.6 million for the 2002 period primarily due to declines in the equity derivatives area, reflecting lower market volatility levels and reduced customer flow. Additionally, there was a decline in the Company’s electronic market-making area, which was partially offset by increases in the foreign exchange and interest rate derivatives areas.

Investment banking revenues decreased 38.3% to $380.1 million for the six months ended May 31, 2003 from $615.7 million for the six months ended May 31, 2002. Investment banking net revenues include underwriting, advisory services and merchant banking revenues. Underwriting revenues decreased 21.7% to $188.7 million in the 2003 period from $240.9 million in the 2002 period, primarily due to lower levels of equity underwriting activity. Advisory services revenues increased 58.0% to $153.8 million from $97.4 million in the 2002 period due to a higher level of completed mergers and acquisitions activity. Merchant banking revenues were $37.6 million in the 2003 period as compared to revenues of $277.4 million in the 2002 period. The 2002 period results include realized and unrealized gains of $260.8 million in an investment in and the subsequent IPO of Aeropostale, Inc.

Net interest revenues, interest and dividend revenues less interest expense, were $246.8 million for the six months ended May 31, 2003, a 2.2% increase from $241.5 million for the six months ended May 31, 2002. The increase in net interest revenues was principally due to increased revenues attributable to higher levels of average customer margin and customer short balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

                                                                       Six Months Ended
                                                      ------------------------------------------------
                                                        May 31,             May 31,        % Increase
(in thousands)                                           2003                2002           (Decrease)
------------------------------------------------------------------------------------------------------
Employee compensation and benefits                    $1,450,070          $1,347,211             7.6%
Floor brokerage, exchange and clearance fees              92,220              88,187             4.6%
Communications and technology                            183,484             198,092            (7.4%)
Occupancy                                                 68,031              81,435           (16.5%)
Advertising and market development                        52,717              53,723            (1.9%)
Professional fees                                         57,448              65,595           (12.4%)
Other expenses                                           220,855             219,622             0.6%
------------------------------------------------------------------------------------------------------
Total non-interest expenses                           $2,124,825          $2,053,865             3.5%
======================================================================================================

Employee compensation and benefits for the six months ended May 31, 2003 were $1.5 billion, up 7.6% from $1.3 billion for the six months ended May 31, 2002. Employee compensation and benefits as a percentage of net revenues was 48.7% for the six months ended May 31, 2003 compared to 47.3% for the period ended May 31, 2002. Employee compensation and benefits as a percentage of net revenues without the impact of the merchant banking transaction in 2002 was 51.5% for the six months ended May 31, 2002 and 50.9% for the year ended November 30, 2002.

Non-compensation expenses were $674.8 million for the six months ended May 31, 2003, a decrease of 4.5% from $706.7 million for the six months ended May 31, 2002. Non-compensation expenses as a percentage of net revenues for the 2003 period declined to 22.7%, compared with 24.8% in the 2002 period. The decline in communications and technology and occupancy costs were primarily attributable to the completion of the Company's relocation of its corporate headquarters to 383 Madison Avenue in March 2002. Professional fees decreased as a result of reductions in consulting fees and employment agency fees. These decreases were partially offset by increases in floor brokerage, exchange and clearance fees and other expenses. Floor brokerage, exchange and clearance fees increased 4.6% to $92.2 million in the 2003 period compared with $88.2 million in the 2002 period, reflecting increased trading volume in options and increased equity transactions volume. Other expenses, excluding the Capital Accumulation Plan ("CAP Plan") costs, were up 5.5% to $126.9 million from $120.2 million for the period ended May 31, 2002, due to a $20.5 million charge in the 2003 period for the impairment of goodwill associated with the 2001 acquisition of an electronic options market maker, largely offset by other expense reductions. Expenses related to the CAP Plan were $94.0 million for the 2003 period, a decrease of 5.4% from approximately $99.0 million in the 2002 period. The expense control measures enabled the Company to achieve a pre-tax profit margin of 28.7% for the 2003 period versus 27.9% in the 2002 period. Excluding the merchant banking gain of $260.8 million in the 2002 period, pre-tax profit margin was 22.1%

The Company's effective tax rate increased to 35.0% in the 2003 period compared to 34.0% for the 2002 period primarily due to a decrease in tax preference items as a percentage of earnings. The Company's effective tax rate for the fiscal year ended November 30, 2002 was 33.0%.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments

                                      Capital Markets

                                                      Six Months Ended
                                     ------------------------------------------------
                                       May 31,             May 31,        % (Decrease)
(in thousands)                          2003                2002             Increase
-------------------------------------------------------------------------------------
Net revenues
     Institutional equities          $  465,807          $  546,742           (14.8%)
     Fixed income                     1,556,407           1,066,804            45.9%
     Investment banking                 411,203             626,825           (34.4%)
-------------------------------------------------------------------------------------
Total net revenues                   $2,433,417          $2,240,371             8.6%
=====================================================================================
Pre-tax income                       $  949,890          $  834,736            13.8%
=====================================================================================

Net revenues for Capital Markets were $2.4 billion for the six months ended May 31, 2003, an increase of 8.6% from $2.2 billion for the six months ended May 31, 2002. Pre-tax income for Capital Markets was $949.9 million in the 2003 period, an increase of 13.8% from $834.7 million in the 2002 period. Pre-tax profit margin was 39.0% for the 2003 period compared to 37.3% for the 2002 period.

Institutional equities net revenues for the six months ended May 31, 2003 decreased 14.8% to $465.8 million from $546.7 million for the six months ended May 31, 2002. The decrease was attributable to decreases in the electronic market-making, specialist and equity derivatives business areas. In addition, risk arbitrage revenues declined due to the depressed level of industry-wide announced mergers and acquisitions activity, which consequently provided fewer risk arbitrage opportunities. The decreases were partially offset by an increase in convertible arbitrage revenues, generally attributable to improvement of corporate credit spreads. Market share increases in both listed and over-the-counter institutional equity businesses also partially offset this decline.

Fixed income net revenues increased to $1.6 billion for the six months ended May 31, 2003, an increase of 45.9% from $1.1 billion for the six months ended May 31, 2002, primarily reflecting strong results from the mortgage-backed, corporate bonds, high yield and government bonds areas. These businesses benefited from the low level of interest rates, a steep yield curve and narrowing of corporate credit spreads. Mortgage-backed securities revenues increased significantly as residential mortgage refinancing activity reached record levels driving record new issue activity. As a result, customer activity surged and secondary trading volumes achieved record levels. High yield and distressed revenues increased reflecting improved secondary trading activities, and revenues from interest rate products increased reflecting improved results in the Company’s interest rate swap and government bond areas.

Investment banking net revenues for the six months ended May 31, 2003 decreased 34.4% to $411.2 million from $626.8 million in the six months ended May 31, 2002. Investment banking net revenues includes underwriting revenues, advisory services and merchant banking revenues. Underwriting revenues decreased 20.4% to $230.9 million in the 2003 period from $289.9 million in the 2002 period, due to lower levels of equity new issue volume. Advisory services revenues increased to $142.7 million from $59.5 million in the 2002 period, reflecting the Company's higher level of completed mergers and acquisitions activity. Merchant banking revenues were $37.6 million in the 2003 period as compared to revenues of $277.4 million in the 2002 period. The 2002 period results include realized and unrealized gains in an investment in and the subsequent IPO of Aeropostale, Inc. of $260.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Global Clearing Services

                                       Six Months Ended
                        --------------------------------------------
                          May 31,           May 31,
(in thousands)             2003              2002% (Decrease)
--------------------------------------------------------------------
Net revenues            $363,183          $406,288           (10.6%)
Pre-tax income          $ 89,948          $143,100           (37.1%)
--------------------------------------------------------------------

Net revenues for Global Clearing Services decreased 10.6% to $363.2 million in the 2003 period from $406.3 million for the 2002 period. Commission revenues were $148.6 million in the 2003 period, a decrease of 11.5% from $168.0 million in the 2002 period reflecting reduced levels of fully disclosed and prime brokerage customer activity. Net interest revenues were $207.9 million, a 7.8% decline from $225.5 million in the 2002 period, primarily reflecting decreased financing spreads, partially offset by increased revenues from higher levels of average customer margin and customer short balances. The decline in pre-tax income was due to the reduction in net revenues combined with certain legal settlements that were allocated to the segment in the current period. Such settlements were previously provided for by the Company.

Average customer margin balances were $37.5 billion during the 2003 period compared to $35.5 billion during the 2002 period. Customer margin balances totaled $43.4 billion at May 31, 2003 compared to $36.7 billion at May 31, 2002. Average customer short balances were $58.9 billion during the 2003 period compared to $56.4 billion during the 2002 period and totaled $65.5 billion at May 31, 2003, an increase from $55.8 billion at May 31, 2002. Average free credit balances were $18.6 billion during the 2003 period compared to $19.0 billion during the 2002 period and totaled $18.6 billion at May 31, 2003, an increase from $16.6 billion at May 31, 2002.

                              Wealth Management

                                      Six Months Ended
                        -------------------------------------------
                         May 31,           May 31,     % (Decrease)
(in thousands)            2003              2002          Increase
-------------------------------------------------------------------
Net revenues            $239,990          $249,912           (4.0%)
Pre-tax income          $ 10,667          $ 10,461            2.0%
-------------------------------------------------------------------

Net revenues for Wealth Management were $240.0 million for the six months ended May 31, 2003, a decrease of 4.0%, from $249.9 million for the six months ended May 31, 2002. PCS revenues decreased 3.4% to $168.1 million in the 2003 period from $173.9 million in the 2002 period primarily due to weak equity market conditions which continued to discourage individual investor activity during the 2003 period. Asset management revenues decreased 5.4% to $71.9 million in the 2003 period from $76.0 million in the 2002 period, reflecting reduced management fees associated with the decline in assets under management for mutual funds and proprietary hedge fund products. Pre-tax income for Wealth Management approximated $10.7 million in the 2003 period compared to pre-tax income of $10.5 million for the 2002 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Financial Leverage

The Company maintains a highly liquid balance sheet, with the vast majority of the Company's assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company's business as a securities dealer requires it to carry significant levels of securities inventories to meet its customer and proprietary trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, together with its customer-related activities in its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowed and repurchase activity. The Company's total assets and financial leverage can fluctuate, depending largely on economic and market conditions, volume of activity and customer demand.

The Company's total assets at May 31, 2003 increased to $207.9 billion from $184.9 billion at November 30, 2002. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $33.5 billion at May 31, 2003 from $30.6 billion at November 30, 2002 primarily due to a net increase in long-term debt and an increase in equity from operations.

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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are frequently lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At May 31, 2003, total assets of $207.9 billion were approximately 4.4% lower than the average of the month-end balances observed over the trailing twelve-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile is not changed materially, since the reduction in asset balances is typically in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at May 31, 2003 and November 30, 2002. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collaterized nature of its resale and securities borrowed assets renders net adjusted leverage as the most relevant measure.

                                          May 31,       November 30,
(in billions, except ratios)               2003            2002
-------------------------------------------------------------------
Total assets                            $  207.9        $  184.9
Adjusted assets (1)                     $  157.3        $  142.7
Net adjusted assets (2)                 $  102.2        $   89.6
Leverage ratio (3)                          28.6            26.6
Adjusted leverage ratio (4)                 21.6            20.5
Net adjusted leverage ratio(5)              14.0            12.9
-------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to short-term funding sources, the Company utilizes equity and long-term debt, including fixed-rate and floating-rate notes as well as medium-term notes as longer-term sources of unsecured financing. The firm regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing. This analysis results in a determination of the Company's aggregate need for longer-term funding sources (i.e., long-term debt and equity). The Company views long-term debt as a stable source of funding which effectively strengthens its overall liquidity profile.

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

The Company has in place a committed revolving credit facility ("Facility") totaling $3.08 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. may borrow up to $1.54 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2004, with all loans outstanding at that date payable no later than February 2005. There were no borrowings outstanding under the Facility at May 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has in place a $1.25 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2003, with all repos outstanding at that date payable no later than August 2004. The Company expects to renew the Repo Facility on its expiration in August 2003. There were no borrowings outstanding under the Repo Facility at May 31, 2003.

The Company has in place a $300 million committed revolving credit facility ("Credit Facility"), which permits borrowing on a secured basis collateralized by Japanese securities. The Credit Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Credit Facility terminates in December 2003, with all loans outstanding at that date payable no later than December 2004. There were no borrowings outstanding under the Credit Facility at May 31, 2003.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of non-investment grade loans, auto loans and residential mortgages. The facilities are expected to be drawn from time to time and expire at various times over the course of the next twelve months. All of these facilities contain a term out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $1.6 billion.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these regulated subsidiaries, including subordinated debt advances. All subordinated debt advances to regulated entities for use as regulatory capital are funded with long-term debt issued by the Company which have a maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $22.1 billion and $18.8 billion had remaining maturities beyond one year at May 31, 2003 and November 30, 2002, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent upon various factors and could be adversely affected by a deterioration of the Company's operating performance and/or the Company's long- and short-term debt ratings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At May 31, 2003, the Company's long-term/short-term debt ratings were as follows:

                                                                 Rating
------------------------------------------------------------------------
Dominion Bond Rating Service Limited (1)                  A/R-1 (middle)
Fitch (2)                                                         A+/F1+
Moody's Investors Service (3)                                     A2/P-1
Standard & Poor's (4)                                              A/A-1
Rating & Investment Information, Inc.                              A+/nr
------------------------------------------------------------------------
nr - does not assign a short-term rating

(1) On November 20, 2002,  Dominion Bond Rating  Service  Limited  confirmed the above credit ratings with a "stable" trend.
(2) On March 28, 2003,  Fitch  revised the outlook for the  Company's  long-term debt ratings from  "negative" to "stable,"  while  simultaneously  affirming the
Company's credit ratings.
(3) On February 6, 2003,  Moody's  Investors  Service revised the outlook on the
Company's   long-term   debt  ratings  from   "stable"  to   "positive,"   while
simultaneously  affirming the Company's credit ratings. In addition, on June 24,
2003, Moody's placed on review for possible upgrade the long-term ratings of the
Company.
(4) On April 9, 2003,  Standard & Poor's  revised the outlook for the  Company's long-term  debt  ratings  from  "negative"  to  "stable,"  while  simultaneously affirming the Company's credit ratings.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 8, 2003, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2003 or beyond. During the quarter ended May 31, 2003, the Company purchased under the current authorization a total of 1,761,272 shares at a cost of approximately $116.5 million. Approximately $810.5 million is available to be purchased under the current authorization as of May 31, 2003.

Cash Flows

Cash and cash equivalents decreased $1.8 billion to $3.7 billion at May 31, 2003. Cash used in operating activities was $5.8 billion, primarily attributable to an increase in financial instruments owned and an increase in securities purchased under agreements to resell, partially offset by an increase in payables to customers, financial instruments sold, but not yet purchased and securities loaned. Cash provided by financing activities of $4.0 billion reflected net proceeds from issuances of long-term borrowings and short-term borrowings, partially offset by payments for retirement of long-term borrowings. Cash used in investing activities of $30.6 million reflected net purchases of investment securities and other assets and purchases of property, equipment and leasehold improvements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank and Financial Services Authority of Ireland. At May 31, 2003, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and Private Equity Investments

At May 31, 2003, the Company held investments in twenty transactions with an aggregate recorded value of approximately $185.2 million, reflected in the Condensed Consolidated Statements of Financial Condition in “Other Assets.” Sixteen transactions are private principal investments aggregating $34.2 million at May 31, 2003. Four transactions are principal investments in public entities, aggregating $151.0 million at May 31, 2003, whereby the Company may have large concentrated holdings, which are valued at a discount to the quoted market value due to restrictions on sale. Included in these public principal investments is the Company’s holding in Aeropostale, Inc. At May 31, 2003, the Company retained an ownership interest of approximately 10.3 million shares in Aeropostale, Inc., representing approximately 28.5% of its outstanding common shares. On June 27, 2003, Aeropostale, Inc. filed a registration statement for a secondary equity offering of approximately 6.1 million shares. The Company is listed as a selling shareholder for 5 million shares. The number of shares offered for sale may be subject to change based on market conditions or other factors at the time of the offering. Also in connection with the Company’s merchant banking activities, the Company has investments in private equity-related investment funds aggregating $203.8 million at May 31, 2003. In addition to the various direct and indirect principal investments, the Company has made commitments to participate in private investment funds that invest in leveraged transactions (see the summary table under “Commitments”).

High Yield Positions

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage- related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At May 31, 2003 and November 30, 2002, the Company held high yield positions approximating $4.9 billion and $3.6 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $787.1 million and $561.4 million, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables aggregating $1.7 billion and $1.2 billion at May 31, 2003 and November 30, 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also included in the high yield positions are extensions of credit to highly leveraged companies. At May 31, 2003 and November 30, 2002, the amount outstanding to highly leveraged borrowers totaled $1.07 billion (gross position of $1.09 billion less $20.0 million of associated hedges) and $574.6 million (gross position of $591.6 million less $17.0 million of associated hedges), respectively. The largest industry concentration at May 31, 2003 was the chemicals industry, which approximated 16.1% of these high yield positions and the telecommunications industry at November 30, 2002, which approximated 18.0% of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments"). The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities. These amounts, net of collateral, were $228.0 million and $192.0 million at May 31, 2003 and November 30, 2002, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company's contractual obligations, excluding derivative financial instruments, as of May 31, 2003:

                                                             Payments Due By Period
                                           ----------------------------------------------------------
                                           Remaining          Fiscal         Fiscal
                                            Fiscal            2004-           2006-
(in millions)                                2003             2005            2007         Thereafter           Total
------------------------------------------------------------------------------------------------------------------------
Long-term borrowings (1)                   $ 1,017          $10,528          $ 7,781          $ 6,918          $26,244
Future minimum lease payments (2)               24              103               90              225              442
------------------------------------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustment in accordance with SFAS No. 133.
(2) Includes 383 Madison Avenue in New York City.

Commitments

The Company's commitments as of May 31, 2003:

                                                            Amount of Commitment Expiration Per Period
                                                       ----------------------------------------------------
                                                       Remaining      Fiscal        Fiscal
                                                        Fiscal         2004-         2006-
(in millions)                                            2003          2005          2007        Thereafter      Total
----------------------------------------------------------------------------------------------------------------------
Commercial loan commitments: (1)
    Investment-grade                                   $  966        $  287        $  535                      $1,788
    Non-investment grade                                  157           194           326           297           974
Commitments to invest in private equity-related
    investments and partnerships (2)                                                                              633
Underwriting commitments                                  411                                                     411
Letters of credit                                       2,734            21            78             1         2,834
Other commercial commitments (3)                          407           242             9                         704
----------------------------------------------------------------------------------------------------------------------

(1)  Commitments  are  shown  gross of  associated  hedges of $626  million  for investment-grade borrowers.
(2) At May 31, 2003, commitments to invest in private equity-related investments and partnerships  aggregated $633 million.  These commitments will be funded, if called,  through the end of the respective investment periods,  primarily ending in 2011.
(3) Includes certain commitments with no stated maturity.

See Note 3, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS No. 149 as required in the third quarter of fiscal 2003 and does not expect the adoption of SFAS No. 149 to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 as required in the fourth quarter of fiscal 2003 and is currently evaluating its impact on the consolidated financial statements.

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

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. The following table illustrates the VaR for each component of market risk as of May 31, 2003, November 30, 2002 and May 31, 2002. Commodity risk has been excluded due to immateriality at May 31, 2003, November 30, 2002 and May 31, 2002.

                                      May 31,       November 30,      May 31,
(in millions)                          2003            2002            2002
-----------------------------------------------------------------------------
MARKET RISK
    Interest rate                    $  13.1         $  17.8         $  10.9
    Currency                             1.1             0.6             1.5
    Equity                               4.2             3.4             4.0
    Diversification benefit             (4.6)           (3.7)           (5.7)
-----------------------------------------------------------------------------
Aggregate VaR                        $  13.8         $  18.1         $  10.7
=============================================================================

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2003 quarter:

(in millions)                 High           Low          Average
-----------------------------------------------------------------
MARKET RISK
    Interest rate          $  16.0        $  13.1        $  14.3
    Currency                   1.1            0.6            0.8
    Equity                     5.4            3.6            4.4
    Aggregate VaR             16.5           13.8           15.0
-----------------------------------------------------------------

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended May 31, 2003 and May 31, 2002, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $12.9 million and $11.0 million for the quarters ended May 31, 2003 and May 31, 2002, respectively. During the quarters ended May 31, 2003 and May 31, 2002, there were no trading days in which the total daily trading loss exceeded the reported aggregate period end VaR amounts. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. The Company believes that these results are indicative of its commitment to the management of market trading risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

DISTRIBUTION OF DAILY NET TRADING REVENUES

[Vertical bar graphs of Number of Trading days (y-axis) versus Daily Net Trading Revenues (x-axis) representing the following information appear here in paper format]

                  Quarter Ended May 31, 2003

         Daily Net Trading
             Revenues                        Number of
          ($ in millions)                  Trading Days
          ---------------------------------------------
              (10)+                             0
             (10)-(5)                           0
              (5)-0                             0
               0-5                              9
               5-10                             18
              10-15                             18
              15-20                             6
              20-25                             7
              25-30                             2
               30+                              3

                  Quarter Ended May 31, 2002

         Daily Net Trading
             Revenues                        Number of
          ($ in millions)                  Trading Days
          ---------------------------------------------
              (10)+                             1
             (10)-(5)                           0
              (5)-0                             2
               0-5                              10
               5-10                             18
              10-15                             15
              15-20                             9
              20-25                             7
              25-30                             0
               30+                              2

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

State of Oregon, by and through the Oregon Public Employees Retirement Board v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Form 10-K, Bear Stearns is a defendant in litigation pending in the Superior Court of California, City and County of San Francisco.

On April 21, 2003, Bear Stearns filed its answer to the amended and consolidated complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint.

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

On April 26, 2002, Plaintiffs in the Pennsylvania action commenced a new action in the Supreme Court, State of New York, New York County, and on March 31, 2003, Plaintiffs filed an amended complaint against the same defendants as were named in the complaint filed in Pennsylvania. The amended complaint alleges, among other things, that the defendants committed common law fraud, gross negligence, negligent supervision, aided and abetted fraud, and breached the contractual covenant of good faith and fair dealing in connection with the merger of Kelly/Waldron & Co. and KWS & P/SFA, Inc. and McKesson HBOC, Inc. Compensatory and punitive damages in unspecified amounts are sought.

On or about May 22, 2003, the defendants moved to dismiss the amended complaint, for among other reasons, failure to state a claim for relief. Bear Stearns believes that it has substantial defenses to the claims in the amended complaint.

David Shaev Profit Sharing Account F/B/O David Shaev v. James E. Cayne, et al.

On or about May 22, 2003, the David Shaev Profit Sharing Account F/B/O David Shaev commenced a purported shareholder derivative action in the Supreme Court of the State of New York, County of New York. Named as defendants are Bear Stearns' board of directors. Bear Stearns is named as a nominal defendant. The complaint asserts a single claim for breach of fiduciary duty against defendants in connection with events that gave rise to the April 28, 2003 research analyst-related settlement described below. Plaintiff seeks compensatory damages in unspecified amounts and an order that all individual defendants "remit to the Company all of their compensation received for the periods when they breached their fiduciary duties."

LEGAL PROCEEDINGS

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

IPO and Research Investigation

As previously reported in the Company's Report on Form 10-K, Bear Stearns, along with several other major brokerage firms, is the subject of an industry-wide investigation of certain research and initial public offering practices conducted by the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and several state attorney generals' offices. On April 28, 2003, without admitting or denying the allegations, findings or conclusions of the various federal and state regulators and self-regulatory organizations, Bear Stearns consented to a final settlement involving many of the leading securities firms operating in the United States. The various regulatory complaints alleged conflicts of interest relating to the alleged involvement of research analysts with investment banking activities. Under the terms of the settlement, Bear Stearns entered into consent agreements and other definitive documents with the SEC, NYSE, NASD and the State of New Jersey, Bureau of Securities, to resolve their investigations of Bear Stearns relating to those matters.

Pursuant to the settlement, which resolved the research aspects of the investigations, but not the NASD's investigations relating to IPO practices, Bear Stearns has consented, among other things, to (i) pay an aggregate of $25 million as penalties, (ii) pay an aggregate of $25 million as disgorgement to a distribution fund for the benefit of certain customers, (iii) contribute $25 million to provide independent third-party research over five years to clients, (iv) contribute an aggregate of $5 million over five years for investor education, (v) adopt various additional policies, systems, procedures and other safeguards to ensure further the integrity of Bear Stearns' investment research and (vi) be permanently restrained and enjoined from violating certain rules of the NYSE and NASD relating to investment research activities. In connection with the settlement, Bear Stearns has also consented to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. Further judicial and administrative proceedings will be necessary to effectuate the settlement.

In May 2003, the SEC, NYSE and NASD issued subpoenas to the Company requesting documents and information in connection with its continuing investigation, focusing on supervision by the heads of equity research and investment banking as well as the chief executive officer. The SEC issued similar subpoenas to all of the firms that recently settled the research investigations.

The State of New Jersey, Bureau of Securities acted as Bear Stearns' lead state regulator in connection with the settlement. Bear Stearns expects to reach similar arrangements with most or all of the remaining states, the District of Columbia and the Commonwealth of Puerto Rico. Any monetary penalties and other payments required by such arrangements are expected to be included within the aggregate amounts discussed above.

The State of West Virginia by its Attorney General is charging Bear Stearns and the other securities firms that are participants in the research settlement with violations of the West Virginia Consumer Credit and Protection Act. The Attorney General is seeking a statutory penalty of $5000 per violation for each and every purported violation by each firm, including Bear Stearns, of the West Virginia Consumer Credit and Protection Act. Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation and believes that is has substantial defenses to these claims.

Larry L. Cannon v. Citigroup Global Markets, Inc., et al.

In June 2003, a purported class action was commenced in the United States District Court for the District of Colorado on behalf of a purported class consisting of clients of the defendants (listed below) who purchased securities in unspecified companies between January 1, 1999 and December 21, 2001, as well as other non-client purchasers of securities during this proposed class period. Named as defendants are Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC, UBS Warburg, LLC, Goldman Sachs & Co., JP Morgan Securities, Inc., US Bancorp Piper Jaffray, Inc., Morgan Stanley & Co., Inc. and Lehman Brothers, Inc. Plaintiff asserts, among other things, that Bear Stearns violated Sections 10(b) and 20 of the Securities Exchange Act of 1934 in connection with recommending stocks without any reasonable basis and in an attempt to acquire and maintain investment banking business for the defendants. Compensatory damages in an unspecified amount are sought. Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

__________

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on March 26, 2003 (the "Annual Meeting"), the stockholders of the Company approved amendments to the Company's Performance Compensation Plan to increase the maximum amount allocable by the Compensation Committee to the annual bonus pool related to participants who are members of the executive committee of Bear Stearns and to extend the term of the Performance Compensation Plan. In addition, at the Annual Meeting the stockholders of the Company elected twelve directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a majority of the shares of common stock represented at the Annual Meeting and entitled to vote was required for the approval of the amendments to the Performance Compensation Plan, while the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendments to the Performance Compensation Plan, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                                                     Broker
                                          For                Against          Abstained             Non-Votes
                                          ---                -------          ---------             ---------
Amendments to the Performance
     Compensation Plan                 61,188,675           7,020,872           730,954            19,072,872

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast for and withheld with respect to each such nominee.

  Nominees                       For               Withheld
---------------------         ----------           ---------
James E. Cayne                84,840,319           3,173,054
Carl D. Glickman              83,783,514           4,229,859
Alan C. Greenberg             86,497,602           1,515,717
Donald J. Harrington          84,278,923           3,734,450
William L. Mack               83,823,268           4,190,105
Frank T. Nickell              84,170,518           3,842,855
Paul A. Novelly               86,033,975           1,979,398
Frederic V. Salerno           83,630,151           4,383,222
Alan D. Schwartz              86,073,311           1,940,062
Warren J. Spector             86,072,780           1,940,593
Vincent Tese                  83,806,233           4,207,140
Fred Wilpon                   86,037,416           1,975,957
------------------------------------------------------------

Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company's Audit Committee to be performed by Deloitte & Touche LLP, the Company's independent auditors, principally relating to the following: 1) agreed upon procedures relating to (a) securitization offerings and related periodic filings, (b) reports on internal controls, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) attestation services in connection with Section 404 of the Sarbanes-Oxley Act of 2002; 3) tax related services; 4) issuance of comfort letters and consents relating to offerings of the Company's own securities; 5) reviews of quarterly financial statements; and 6) other accounting, attest and regulatory related services.

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

(12)        Computation of Ratio of Earnings to Fixed Charges

(15)        Letter re: Unaudited Interim Financial Information

(99.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K.

(i)        A Current Report on Form 8-K dated and filed on March 19, 2003, pertaining to the Company's results of operations for the three months ended February 28, 2003.

(ii)        A Current Report on Form 8-K dated March 19, 2003 and filed on March 26, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to the legality of the 3.00% Global Notes due 2006 ("2006 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2006 Global Notes and a consent in connection with the offering of the 2006 Global Notes.

(iii)        A Current Report on Form 8-K dated March 26, 2003 and filed on March 31, 2003, announcing its regular quarterly cash dividend on its outstanding shares of common stock.

(iv)        A Current Report on Form 8-K dated April 7, 2003 and filed on April 14, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to the legality of the 5.70% Global Notes due 2014 ("2014 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2014 Global Notes and a consent in connection with the offering of the 2014 Global Notes.

EXHIBITS AND REPORTS ON FORM 8-K

(v)        A Current Report on Form 8-K dated April 24, 2003 and filed on April 25, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences described in the Prospectus Supplement dated April 24, 2003, to the Prospectus, dated April 24, 2003, included in the Registration Statement on Form S-3 filed by the Company relating to the registration of up to $10,227,293,162 aggregate principal amount of Medium Term Notes, Series B and a consent in connection with the Registration Statement.

(vi)        A Current Report on Form 8-K dated April 28, 2003 and filed on May 12, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences described in the Pricing Supplement, dated April 28, 2003, relating to the Equity Linked Medium Term Notes due 2010 (the “Equity Linked Notes”), a consent in connection with the offering of the Equity Linked Notes and a form of Equity Linked Note.

(vii)        A Current Report on Form 8-K dated April 28, 2003 and filed on May 16, 2003, announcing consent to a final settlement with the United States Securities and Exchange Commission; the National Association of Securities Dealers; the New York Stock Exchange; and the State of New Jersey, Bureau of Securities to resolve their investigations of Bear Stearns relating to research analyst independence.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bear Stearns Companies Inc.
(Registrant)

By:	/s/ Marshall J Levinson Marshall J Levinson Controller (Principal Accounting Officer)

Date:  July 15, 2003

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ Samuel L. Molinaro, Jr.
Samuel L. Molinaro, Jr.
Executive Vice President,
Chief Financial Officer

                              THE BEAR STEARNS COMPANIES INC.
                                         FORM 10-Q

                                       EXHIBIT INDEX

Exhibit No.     Description                                                                      Page

(12)            Computation of Ratio of Earnings to Fixed Charges                                67

(15)            Letter re: Unaudited Interim Financial Information                               68

(99.1)          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                69

(99.2)          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                70