Form 10-Q
period 2003-08-31
BEAR STEARNS COMPANIES INC
filed 2003-10-15
CIK 777001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2003

or

[    ]  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 1-8989

The Bear Stearns Companies Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3286161 (I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York    10179
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

     As of October 13, 2003, the latest practicable date, there were 98,020,561 shares of Common Stock, $1 par value, outstanding.

TABLE OF CONTENTS

                                                                               Page

Available Information                                                            3

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Financial Condition
           as of August 31, 2003 (Unaudited) and November 30, 2002 (Audited)     4

           Condensed Consolidated Statements of Income (Unaudited)
           for the three months and nine months ended August 31, 2003 and
           August 31, 2002                                                       5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the nine months ended August 31, 2003 and August 31, 2002         6

           Notes to Condensed Consolidated Financial Statements (Unaudited)      7

           Independent Accountants' Report                                      30

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        31

Item 3.    Quantitative and Qualitative Disclosures about Market Risk           55

Item 4.    Controls and Procedures                                              57

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    58

Item 5.    Other Information                                                    60

Item 6.    Exhibits and Reports on Form 8-K                                     61

           Signature                                                            63

AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries (“Company”) files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company’s SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005, U.S.A.

The Company’s public internet site is http://www.bearstearns.com. The Company makes available through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.

Part I - Financial Information
Item 1. Financial Statements

THE BEAR STEARNS COMPANIES INC.

Condensed Consolidated Statements of
Financial Condition

                                                                                        (Unaudited)
                                                                                         August 31,      November 30,
(in thousands, except share data)                                                           2003             2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                           $   3,153,669    $   5,520,285
   Cash and securities deposited with clearing organizations or
      segregated in compliance with federal regulations                                    7,655,012        7,100,138
   Securities purchased under agreements to resell                                        39,873,684       36,505,447
   Securities received as collateral                                                       6,124,100        5,669,811
   Securities borrowed                                                                    58,559,460       53,116,267
   Receivables:
      Customers                                                                           23,499,185       18,105,196
      Brokers, dealers and others                                                          5,204,629        1,358,377
      Interest and dividends                                                                 203,918          297,980
   Financial instruments owned, at fair value
       Pledged as collateral                                                              31,794,803       30,752,090
       Not pledged as collateral                                                          29,538,181       22,692,578
   Property, equipment and leasehold improvements, net of accumulated depreciation
       and amortization of $789,115 and $722,690 in 2003 and 2002, respectively              406,266          483,827
   Other assets                                                                            3,680,093        3,252,427
                                                                                       -------------    -------------
   Total Assets                                                                        $ 209,693,000    $ 184,854,423
                                                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                                               $  12,276,317    $  14,409,826
   Securities sold under agreements to repurchase                                         46,654,896       44,469,414
   Obligation to return securities received as collateral                                  6,124,100        5,669,811
   Securities loaned                                                                       8,381,229        5,638,771
   Payables:
      Customers                                                                           65,574,962       53,814,105
      Brokers, dealers and others                                                          3,953,415        2,911,679
      Interest and dividends                                                                 488,111          515,228
   Financial instruments sold, but not yet purchased, at fair value                       29,054,238       24,421,273
   Accrued employee compensation and benefits                                              1,517,288        1,158,699
   Other liabilities and accrued expenses                                                  1,230,422        1,219,635
                                                                                       -------------    -------------
                                                                                         175,254,978      154,228,441
                                                                                       -------------    -------------
   Commitments and contingencies (Note 3)

   Long-term borrowings                                                                   26,999,854       23,681,399
                                                                                       -------------    -------------

   Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities         562,500          562,500
                                                                                        -------------    -------------
STOCKHOLDERS' EQUITY
   Preferred stock                                                                           664,453          692,832
   Common stock, $1.00 par value; 500,000,000 shares authorized as of
          August 31, 2003 and November 30, 2002; 184,805,848 shares issued as of
          August 31, 2003 and November 30, 2002                                              184,806          184,806
   Paid-in capital                                                                         2,924,016        2,866,290
   Retained earnings                                                                       4,694,990        3,909,272
   Employee stock compensation plans                                                       2,093,291        2,213,979
   Unearned compensation                                                                    (174,765)        (208,588)
   Treasury stock, at cost:
      Adjustable Rate Cumulative Preferred Stock Series A:
        2,520,750 shares as of August 31, 2003 and November 30, 2002                        (103,421)        (103,421)
      Common stock: 86,839,927 and 84,781,479 shares as of August 31, 2003 and
        November 30, 2002, respectively                                                   (3,407,702)      (3,173,087)
                                                                                       -------------    -------------
   Total Stockholders' Equity                                                              6,875,668        6,382,083
                                                                                       -------------    -------------
   Total Liabilities and Stockholders' Equity                                          $ 209,693,000    $ 184,854,423
                                                                                       =============    =============

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

Condensed Consolidated Statements of
Income

                                                                                  (Unaudited)
                                                      ---------------------------------------------------------------
                                                               Three Months Ended             Nine Months Ended
                                                      ---------------------------------------------------------------
                                                         August 31,       August 31,      August 31,       August 31,
(in thousands, except share and per share data)            2003              2002            2003             2002
---------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions                                       $    279,888     $    297,191     $    789,485     $    834,926
    Principal transactions                                 724,023          556,892        2,502,402        1,923,433
    Investment banking                                     298,716          136,532          678,849          752,244
    Interest and dividends                                 503,135          543,653        1,459,859        1,726,808
    Other income                                            36,509           47,129           99,803          132,534
                                                      ------------     ------------     ------------     ------------
      Total revenues                                     1,842,271        1,581,397        5,530,398        5,369,945
    Interest expense                                       357,211          427,013        1,067,184        1,368,717
                                                      ------------     ------------     ------------     ------------
      Revenues, net of interest expense                  1,485,060        1,154,384        4,463,214        4,001,228
                                                      ------------     ------------     ------------     ------------
NON-INTEREST EXPENSES
    Employee compensation and benefits                     681,745          595,616        2,131,815        1,942,827
    Floor brokerage, exchange and clearance fees            44,830           56,644          137,050          144,831
    Communications and technology                           93,047           90,736          276,531          288,828
    Occupancy                                               34,788           35,476          102,819          116,911
    Advertising and market development                      24,550           26,628           77,267           80,351
    Professional fees                                       36,608           29,878           94,056           95,473
    Other expenses                                          87,315           74,202          308,170          293,824
                                                      ------------     ------------     ------------     ------------
      Total non-interest expenses                        1,002,883          909,180        3,127,708        2,963,045
                                                      ------------     ------------     ------------     ------------
    Income before provision for income taxes               482,177          245,204        1,335,506        1,038,183
    Provision for income taxes                             168,762           80,786          467,427          350,387
                                                      ------------     ------------     ------------     ------------
    Net income                                        $    313,415     $    164,418     $    868,079     $    687,796
                                                      ============     ============     ============     ============
    Net income applicable to common shares            $    305,621     $    156,094     $    844,499     $    660,380
                                                      ============     ============     ============     ============
    Basic earnings per share                          $       2.54     $       1.32     $       7.02     $       5.51
                                                      ============     ============     ============     ============
    Diluted earnings per share                        $       2.30     $       1.23     $       6.34     $       5.10
                                                      ============     ============     ============     ============
      Weighted average common shares outstanding:
          Basic                                        128,681,694      132,436,184      129,055,575      133,661,864
                                                      ============     ============     ============     ============
          Diluted                                      145,599,540      145,895,494      146,316,093      147,448,398
                                                      ============     ============     ============     ============
    Cash dividends declared per common share          $       0.20     $       0.15     $       0.52     $       0.45
                                                      ============     ============     ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE BEAR STEARNS COMPANIES INC.

Condensed Consolidated Statements of
Cash Flows

                                                                                           (Unaudited)
                                                                                        Nine Months Ended
                                                                                 -------------------------------
                                                                                    August 31,        August 31,
(in thousands)                                                                         2003              2002
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $    868,079      $    687,796
  Adjustments to reconcile net income to cash used in operating activities:
    Noncash items included in net income:
     Depreciation and amortization                                                    106,748           125,565
     Deferred income taxes                                                            (19,358)          (55,237)
     Employee stock compensation plans                                                 39,647            27,606
     Other                                                                              8,445            11,805
    Changes in operating assets and liabilities:
     Cash and securities deposited with clearing organizations or segregated
         in compliance with federal regulations                                      (554,874)        1,515,655
     Securities purchased under agreements to resell                               (3,368,237)          392,177
     Securities borrowed                                                           (5,443,193)        4,171,343
     Receivables from customers                                                    (5,393,989)           26,358
     Receivables from brokers, dealers and others                                  (3,846,252)          821,957
     Financial instruments owned                                                   (7,822,946)       (9,080,733)
     Other assets                                                                    (382,439)           35,400
     Securities sold under agreements to repurchase                                 2,185,482         2,972,356
     Securities loaned                                                              2,742,458           184,890
     Payables to customers                                                         11,760,857          (289,838)
     Payables to brokers, dealers and others                                        1,026,182        (2,330,171)
     Financial instruments sold, but not yet purchased                              4,632,965            22,336
     Accrued employee compensation and benefits                                       352,494            82,233
     Other liabilities and accrued expenses                                            24,630           194,519
                                                                                 ------------      ------------
  Cash used in operating activities                                                (3,083,301)         (483,983)
                                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments for short-term borrowings                                           (2,133,509)       (2,829,532)
  Net proceeds from issuance of long-term borrowings                                8,916,194         3,413,789
  Redemption of preferred stock issued by a subsidiary                                     --          (200,000)
  Issuance of common stock                                                             71,930            16,018
  Redemption of preferred stock                                                       (27,660)          (91,336)
  Payments for retirement of long-term borrowings                                  (5,739,402)       (4,409,691)
  Treasury stock purchases - common stock                                            (398,785)         (242,997)
  Cash dividends paid                                                                 (77,565)          (73,008)
                                                                                 ------------      ------------
  Cash provided by (used in) financing activities                                     611,203        (4,416,757)
                                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment and leasehold improvements - net                   (29,187)         (108,373)
  Purchases of investment securities and other assets                                (102,527)          (34,029)
  Proceeds from sales of investment securities and other assets                       237,196           224,299
                                                                                 ------------      ------------
  Cash provided by investing activities                                               105,482            81,897
                                                                                 ------------      ------------
  Net decrease in cash and cash equivalents                                        (2,366,616)       (4,818,843)
  Cash and cash equivalents, beginning of year                                      5,520,285         7,332,747
                                                                                 ------------      ------------
  Cash and cash equivalents, end of period                                       $  3,153,669      $  2,513,904
                                                                                 ============      ============

See Notes to Condensed Consolidated Financial Statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a more complete discussion of The Bear Stearns Companies Inc. and its subsidiaries ("Company") accounting policies, refer to Note 1, "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended November 30, 2002 filed by the Company under the Securities Exchange Act of 1934.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of August 31, 2003, the Condensed Consolidated Statements of Income for the three months and nine months ended August 31, 2003 and August 31, 2002 and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2003 and August 31, 2002 are unaudited. The November 30, 2002 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 as required in the fourth quarter of fiscal 2003 and does not expect a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (“VIEs”). FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. For existing entities, the provisions of FIN No. 46 do not apply until the end of the first interim period ending after December 15, 2003. For new entities, FIN No. 46 was effective after January 31, 2003. See Note 11, “Consolidation of Variable Interest Entities,” for a further discussion.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                        August 31,     November 30,
(in thousands)                                             2003            2002
-----------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS OWNED:
   US government and agency                            $ 6,035,838     $ 5,754,144
   Other sovereign governments                             869,419       1,064,850
   Corporate equity and convertible debt                11,055,212       7,746,419
   Corporate debt and other                              8,614,507       7,337,940
   Mortgages, mortgage- and asset-backed                23,027,695      20,019,289
   Derivative financial instruments                     11,730,313      11,522,026
-----------------------------------------------------------------------------------
                                                       $61,332,984     $53,444,668
===================================================================================

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
   US government and agency                            $ 8,712,375     $ 8,206,597
   Other sovereign governments                           1,126,393       1,209,421
   Corporate equity and convertible debt                 7,237,845       4,935,396
   Corporate debt and other                              2,291,418       2,213,984
   Mortgage- and asset-backed                              444,557              --
   Derivative financial instruments                      9,241,650       7,855,875
-----------------------------------------------------------------------------------
                                                       $29,054,238     $24,421,273
===================================================================================

As of August 31, 2003 and November 30, 2002, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate these securities are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

Commercial Lending

In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $1.3 billion at August 31, 2003 (gross commitments of $1.9 billion less $0.6 billion of associated hedges). Commercial lending commitments to non-investment-grade borrowers approximated $959.7 million at August 31, 2003.

Private Equity-Related Investments and Partnerships

In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking or private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At August 31, 2003, such commitments aggregated $615.3 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2011.

Underwriting

In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase and sell new issues of securities aggregating $222.8 million at August 31, 2003.

Letters of Credit

At August 31, 2003, the Company was contingently liable for unsecured letters of credit of approximately $2.4 billion and letters of credit of $872.5 million secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

Borrow Versus Pledge

At August 31, 2003, the Company had pledged securities, primarily US government and agency securities with a market value of approximately $3.5 billion as collateral for securities borrowed, with an approximate market value of $3.4 billion.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES (continued)

Chapter 13 and Other Credit Card Receivables

The Company had commitments to purchase Chapter 13 and other credit card receivables of $164.9 million at August 31, 2003.

With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

Litigation

In the normal course of business, the Company has been named as a defendant in various lawsuits that involve claims for substantial amounts. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of the various matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole. Such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period. Litigation costs other than professional fees are reflected in "Other Expenses" in the Condensed Consolidated Statements of Income.

4. GUARANTEES

In the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. On February 28, 2003, the Company adopted the new disclosure requirements for guarantees in accordance with FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003, the Company adopted the recognition requirements of FIN No. 45, requiring the Company to recognize a liability at the inception of certain guarantees for obligations it has undertaken in issuing the guarantees. The adoption of FIN No. 45 did not have a material effect on the Condensed Consolidated Financial Statements.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of August 31, 2003:

                                                        Amount of Guarantee Expiration Per Period
                                                     ------------------------------------------------
                                                                                             Greater
                                                     Less Than  One to Three    Three to    than Five
(in millions)                                        One Year       Years      Five Years     Years        Total
------------------------------------------------------------------------------------------------------------------
Derivative contracts (notional) (1)                  $140,370     $127,317     $ 82,783     $ 56,392     $406,862
Municipal securities                                    2,011          431         --           --          2,442
Residual value guarantee                                 --           --            570         --            570
------------------------------------------------------------------------------------------------------------------

(1) The carrying value of these derivatives approximated $7 billion.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

On certain of these contracts, such as written interest rate caps and floors and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivative contracts are recorded at fair value which approximated $7 billion at August 31, 2003.

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

Residual Value Guarantee

The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 15, 2008, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of August 31, 2003, there was no expected shortfall and the residual value guarantee approximated $570 million.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

Municipal Securities

In 1997, the Company established a program whereby it has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at August 31, 2003 was approximately $2.44 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value net of related hedges approximating $2.40 billion at August 31, 2003.

Indemnifications

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions, including certain asset sales and securitizations and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. To mitigate these risks with respect to assets being securitized that have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from such third party originators upon acquisition of such assets. The Company generally performs due-diligence on assets purchased and maintains underwriting standards for assets originated. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. GUARANTEES (continued)

Maximum payout information under these indemnifications is not readily available because of the number, size, and lives of these transactions. In implementing this accounting interpretation, the Company reviewed its experience with the indemnifications on these structures. Based on such experience, it is unlikely that the Company will have to make significant payments under these arrangements.

Other Guarantees

The Company is a member of numerous exchanges and clearinghouses. Under the standard membership agreements, members are generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

5. REGULATORY REQUIREMENTS

Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE"), the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns, as defined, is $961.4 million, relating to the net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions, as defined. At August 31, 2003, Bear Stearns' net capital of $2.42 billion exceeded the minimum requirement by $2.35 billion.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. REGULATORY REQUIREMENTS (continued)

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

At August 31, 2003, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

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

The computations of Basic and Diluted EPS are set forth below:

                                                               Three Months Ended         Nine Months Ended
----------------------------------------------------------------------------------------------------------------
                                                          August 31,      August 31,     August 31,   August 31,
(in thousands, except per share amounts)                     2003            2002          2003          2002
----------------------------------------------------------------------------------------------------------------

Net income                                                $ 313,415      $ 164,418      $ 868,079      $ 687,796
Preferred stock dividends                                    (7,794)        (8,324)       (23,580)       (27,416)
Redemption of preferred stock                                  --            4,622            719         15,832
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-vested shares                  21,037         14,662         60,698         60,156
----------------------------------------------------------------------------------------------------------------
Net earnings used for basic EPS                             326,658        175,378        905,916        736,368
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-nonvested shares                7,522          3,616         21,554         14,898
----------------------------------------------------------------------------------------------------------------
Net earnings used for diluted EPS                         $ 334,180      $ 178,994      $ 927,470      $ 751,266
================================================================================================================

Total basic weighted average common
   shares outstanding (1)                                   128,682        132,436        129,056        133,662
----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                     2,666          1,607          2,229          1,607
   CAP and restricted units                                  14,252         11,852         15,031         12,179
----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                             16,918         13,459         17,260         13,786
----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding and dilutive potential common shares         145,600        145,895        146,316        147,448
================================================================================================================
Basic EPS                                                 $    2.54      $    1.32      $    7.02      $    5.51
Diluted EPS                                               $    2.30      $    1.23      $    6.34      $    5.10
================================================================================================================

(1) Includes 29,608,468 and 33,935,786 vested units for the three months ended August 31, 2003 and August 31, 2002, respectively, and 29,913,893 and 34,289,663 vested units for the nine months ended August 31, 2003 and August 31, 2002, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. CASH FLOW INFORMATION

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the nine months ended August 31, 2003 and August 31, 2002. Income taxes paid totaled $288.9 million and $220.1 million for the nine months ended August 31, 2003 and August 31, 2002, respectively.

8. DERIVATIVES AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at their then fair value. SFAS No. 133 requires that all derivatives be carried at fair value, including those used as hedges. SFAS No. 133 also requires items designated as being hedged, previously carried at accrued values, now be marked to market for the risk being hedged, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income and were not material for the three months and nine months ended August 31, 2003 and August 31, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as required in the third quarter of fiscal 2003 with no impact on the consolidated financial statements.

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

As of August 31, 2003 and November 30, 2002, the Company had notional/contract amounts of approximately $1.8 trillion and $1.6 trillion, respectively, of derivative financial instruments, of which $304.0 billion and $421.1 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, fixed-rate debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a weighted average maturity of approximately 4.4 years and 3.9 years at August 31, 2003 and November 30, 2002, respectively.

The maturities of notional/contract amounts outstanding for derivative financial instruments as of August 31, 2003 were as follows:

                                                                                          Greater
                                                    Less Than    One to      Three to      Than
(in billions)                                        One Year  Three Years  Five Years  Five Years     Total
--------------------------------------------------------------------------------------------------------------

Swap agreements, including options,
     swaptions, caps, collars and floors            $  235.4    $  356.1    $  340.6    $  456.9    $  1,389.0
Futures contracts                                       73.8        36.6         8.9                     119.3
Forward contracts                                       68.1                                              68.1
Options held                                           108.3        28.5         0.7         0.1         137.6
Options written                                         69.7         6.9         0.5         0.1          77.2
--------------------------------------------------------------------------------------------------------------
Total                                               $  555.3    $  428.1    $  350.7    $  457.1    $  1,791.2
==============================================================================================================
Percent of total                                        30.9%       23.9%       19.6%       25.6%        100.0%
==============================================================================================================

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DERIVATIVES AND HEDGING ACTIVITIES (continued)

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of August 31, 2003:

Over-the-Counter Derivative Credit Exposure (1)
($ in millions)

                                                                                         Percentage
                                                                           Exposure,    of Exposure,
                                                                            Net of         Net of
     Rating (2)                                Exposure    Collateral(3) Collateral(4)   Collateral
---------------------------------------------------------------------------------------------------

     AAA                                         $1,943        $  768        $1,261            35%
     AA                                           1,955           810         1,247            35%
     A                                            1,255           605           730            21%
     BBB                                            301           225           182             5%
     BB and lower                                   596         1,502           154             4%
     Non-rated                                        3            --             3             0%
---------------------------------------------------------------------------------------------------

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

The Wealth Management segment is comprised of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals in the US and abroad. The three business segments comprise many business areas with interactions among each. Revenues and expenses include those that are directly related to each segment. Revenues from intersegment transactions are based upon specific criteria or agreed-upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items, including corporate overhead and interest, which are internally allocated by the Company primarily based on balance-sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. SEGMENT DATA (continued)

                                               Three Months Ended                Nine Months Ended
                                          ----------------------------     ----------------------------
                                          August 31,        August 31,      August 31,       August 31,
(in thousands)                               2003              2002            2003             2002
-------------------------------------------------------------------------------------------------------
NET REVENUES

Capital Markets
    Institutional Equities               $   200,506      $   288,609      $   666,313      $   835,351
    Fixed Income                             720,128          407,333        2,276,535        1,474,137
    Investment Banking                       299,742          163,583          710,945          790,408
-------------------------------------------------------------------------------------------------------
Total Capital Markets                      1,220,376          859,525        3,653,793        3,099,896

Global Clearing Services                     200,929          191,506          564,112          597,794
Wealth Management                            126,351          124,037          366,341          373,949
Other (1)                                    (62,596)         (20,684)        (121,032)         (70,411)
-------------------------------------------------------------------------------------------------------
           Total net revenues            $ 1,485,060      $ 1,154,384      $ 4,463,214      $ 4,001,228
=======================================================================================================

PRE-TAX INCOME

Capital Markets                          $   540,942      $   257,716      $ 1,490,832      $ 1,092,452
Global Clearing Services                      68,456           66,637          158,404          209,737
Wealth Management                              9,851           (3,202)          20,518            7,259
Other (1)                                   (137,072)         (75,947)        (334,248)        (271,265)
-------------------------------------------------------------------------------------------------------
           Total pre-tax income          $   482,177      $   245,204      $ 1,335,506      $ 1,038,183
=======================================================================================================

                                                                As of
                                         ---------------------------------------------------
                                           August 31,        November 30,        August 31,
(in thousands)                                2003               2002               2002
--------------------------------------------------------------------------------------------
SEGMENT ASSETS

Capital Markets                          $ 141,399,233      $ 123,332,776      $ 132,351,443
Global Clearing Services                    70,222,923         60,754,131         53,872,141
Wealth Management                            3,599,983          3,555,762          3,586,731
Other (1)                                   (5,529,139)        (2,788,246)        (4,587,291)
--------------------------------------------------------------------------------------------
           Total segment assets          $ 209,693,000      $ 184,854,423      $ 185,223,024
============================================================================================

(1) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs approximated $50 million and $32 million for the three months ended August 31, 2003 and August 31, 2002, respectively, and $144 million and $131 million for the nine months ended August 31, 2003 and August 31, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

Securitizations

The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Securitization transactions are generally treated as sales, with resulting gain or loss included in "Principal Transactions" revenue in the Condensed Consolidated Statements of Income. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are primarily based on observable transactions in similar securities and are further verified by external pricing sources, when available. During the quarters ended August 31, 2003 and August 31, 2002, the Company executed securitization transactions of approximately $36.1 billion and $25.5 billion, respectively, including securitizations of its own assets of approximately $25.9 billion and $16.4 billion, respectively. Securitizations of its own assets include $14.4 billion and $9.9 billion, respectively, in agency mortgage-backed securities; $11.3 billion and $5.5 billion, respectively, in non-agency mortgage-backed securities; and $0.2 billion and $1.0 billion, respectively, in other asset-backed securities. The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. Retained interests in assets the Company securitized, including senior and subordinated securities, approximated $3.5 billion and $2.3 billion at August 31, 2003 and November 30, 2002, respectively. As of August 31, 2003 and November 30, 2002, retained interests include $2.5 billion and $1.7 billion in agency mortgage-backed securities, respectively; $0.8 billion and $0.4 billion in non-agency mortgage-backed securities, respectively, and $0.2 billion and $0.2 billion in other asset-backed securities, respectively.

The models employed in the valuation of retained interests use discount rates that are based on the swap curve. Key points on the swap curve at August 31, 2003 were 2.24% for two-year swaps and 4.96% for 10-year swaps. These models also consider prepayment speeds, as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

Key valuation assumptions used in measuring the current fair value of retained interests in assets the Company securitized at August 31, 2003 were as follows:

                                                   Agency                   Other                  Other
                                               Mortgage-Backed         Mortgage-Backed         Asset-Backed
-----------------------------------------------------------------------------------------------------------
Weighted average life (years)                       7.24                    5.19                   2.79
Average prepayment speeds (annual rate)           7% - 45%               0.1% - 39%                 n/a
Credit losses                                       1.28%                   8.04%                  2.86%
----------------------------------------------------------------------------------------------------------

The following hypothetical sensitivity analysis as of August 31, 2003 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                                      Agency            Other            Other
(in millions)                                    Mortgage-Backed   Mortgage-Backed   Asset-Backed
-------------------------------------------------------------------------------------------------
Interest rates
     50 basis point increase                       $  (54.8)           $  (7.4)           $ (2.1)
     100 basis point increase                        (113.9)             (16.5)             (4.3)
     50 basis point decrease                           47.9                4.3               1.5
    *80 basis point decrease                           71.4                3.8               3.2
-------------------------------------------------------------------------------------------------
Prepayment speeds
     10% increase                                       1.9              (11.4)              n/a
     20% increase                                       3.6              (21.9)              n/a
     10% decrease                                      (2.3)              12.6               n/a
     20% decrease                                      (5.4)              26.6               n/a
-------------------------------------------------------------------------------------------------
Credit losses
     10% adverse change                                (7.5)              (9.7)             (1.8)
     20% adverse change                               (14.8)             (18.5)             (3.5)
     10% favorable change                               7.7               10.9               1.5
     20% favorable change                              15.7               23.3               3.0
-------------------------------------------------------------------------------------------------
* In previous quarters this table presented a 100 basis point shift in the swap curve, however the level of interest rates at August 31, 2003 made such an assumption impractical.

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

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended August 31, 2003:

                                                    Agency               Other              Other
(in millions)                                   Mortgage-Backed     Mortgage-Backed     Asset-Backed
--------------------------------------------------------------------------- ------------------------
Cash flows received from retained interests         $112.5               $47.0               $3.6
Cash flows from servicing                              n/a                 1.2                n/a
----------------------------------------------------------------------------------------------------

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

At August 31, 2003 and November 30, 2002, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $210 billion and $184 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $129 billion and $116 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at August 31, 2003 and November 30, 2002, respectively.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No.46 provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (“VIEs”). FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests.

The Company adopted the provisions of FIN No. 46 for VIEs created after January 31, 2003 and for VIEs in which the Company acquired an interest after January 31, 2003. The Company will adopt FIN No. 46 as it relates to its interests in VIEs that existed prior to January 31, 2003, as required, on February 28, 2004. Although the Company is still evaluating the impact of FIN No. 46 relating to interests in VIEs that existed prior to January 31, 2003, it is reasonably possible that FIN No. 46 will require consolidation of, or additional disclosures related to, the entities described below.

The Company acts as transferor, seller, investor, structurer, underwriter or derivative counterparty in securitization transactions. These transactions typically involve entities that are qualifying special purpose entities as defined in SFAS No. 140. However, occasionally such entities are VIEs. The VIEs in these transactions own the securitized assets and issue beneficial interests in the assets. The holders of the beneficial interest have no recourse to the Company, only to the assets held by the VIE. In certain of these VIEs, the Company is the primary beneficiary through its ownership of certain beneficial interests, which it may sell in the normal course of business.

The Company also acts as portfolio manager and/ or underwriter in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company may also retain certain trust certificates. In certain of these transactions these interests result in the Company becoming the primary beneficiary of these entities. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to other assets of the Company.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

Assets held by VIEs, which are not currently consolidated, in which the Company is the primary beneficiary as discussed in the preceding two paragraphs approximated $1 billion. The Company’s maximum exposure to loss as a result of its relationship with these VIEs is approximately $8.6 million which represents the fair value of its interests.

The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $3.4 billion. The Company's maximum exposure to loss from these entities approximates $17.3 million at August 31, 2003.

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

The cost related to stock-based compensation included in the determination of net income for the three months and nine months ended August 31, 2003 and August 31, 2002 is less than that which would have been recognized if the fair value based method had been applied to stock option awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

THE BEAR STEARNS COMPANIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. STOCK COMPENSATION PLANS (continued)

                                                              Three Months Ended      Nine Months Ended
----------------------------------------------------------------------------------------------------------
                                                           August 31,    August 31,  August 31,  August 31,
(in millions, except per share amounts)                       2003         2002         2003        2002
----------------------------------------------------------------------------------------------------------

Net income, as reported                                   $   313.4    $   164.4    $   868.1    $   687.8
Add: Stock-based employee compensation plans expense
      included in reported net income, net of related
      tax effects                                               5.8          4.5         22.7         15.8
Deduct: Total stock-based employee compensation plans
      expense determined under the fair value based
      method, net of related tax effects                      (19.1)       (16.0)       (62.6)       (50.3)
----------------------------------------------------------------------------------------------------------
Pro forma net income                                      $   300.1    $   152.9    $   828.2    $   653.3
==========================================================================================================

Earnings per share:
   Basic - as reported                                    $    2.54    $    1.32    $    7.02    $    5.51
   Basic - pro forma                                      $    2.43    $    1.24    $    6.71    $    5.25
   Diluted - as reported                                  $    2.30    $    1.23    $    6.34    $    5.10
   Diluted - pro forma                                    $    2.20    $    1.15    $    6.06    $    4.86
==========================================================================================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of August 31, 2003, and the related condensed consolidated statements of income for the three month and nine month periods ended August 31, 2003 and August 31, 2002 and cash flows for the nine month periods ended August 31, 2003 and August 31, 2002. These financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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
October 14, 2003

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

(3) Financial Instruments Whose Fair Value is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long-dated or unique in nature and therefore engender considerable judgment by traders and their management, who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable. At August 31, 2003 and November 30, 2002, such positions (primarily fixed income cash positions) aggregated approximately $3.0 billion and $3.1 billion, respectively, in "Financial Instruments Owned" and $582 million and $328 million, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Environment

The business environment during the third quarter ended August 31, 2003 was characterized by a strengthening U.S. economy and continued low inflation. The Federal Reserve Board (the "Fed") met twice during the quarter and at its June 25, 2003 meeting cut the federal funds rate 25 basis points to 1.00% from 1.25%. A shift in sentiment along with upbeat forecasts for economic growth precipitated a sell-off in U.S. Treasuries. Long term interest rates, as measured by the 10-year Treasury bond, were extremely volatile. On an intra-day basis, the 10-Year Treasury bond yield climbed from 3.07% on June 16, 2003 to 4.67% on August 14, 2003. The Fed's suggestion that low rates could be maintained for a considerable period eased the sell-off in the treasury markets. Better than expected corporate profits along with economic reports evidencing strong consumer spending and accelerating capital spending served to push the major U.S. equity indices higher during the August 2003 quarter. For the quarter ended August 31, 2003, the Dow Jones Industrial Average ("DJIA") increased 6.4%, while the Standard & Poor's 500 Index ("S&P 500") and the Nasdaq Composite Index increased 4.6% and 13.4%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While the major U.S. equity market indices showed improvement during the August 2003 quarter on positive economic data, average daily trading volumes declined on both the New York Stock Exchange ("NYSE") and NASDAQ when compared to the August 2002 quarter. Average daily trading volume on the NYSE and NASDAQ decreased 13.5% and 4.8%, respectively from the quarter ended August 31, 2002. Equity capital markets activities increased fueled by an increase in equity market indices. Business conditions were favorable in the fixed income markets. A combination of low interest rates, a steep yield curve and continued tightening of corporate credit spreads resulted in strong demand for domestic debt issuances and strong secondary market activity. Mortgage-backed securities underwriting continued to benefit from favorable market conditions despite the drop in residential mortgage refinancings.

The business environment during the third quarter ended August 31, 2002 was characterized by a slowing U.S. economy and generally low inflation. The Fed met three times during the quarter and left the Federal Funds rate unchanged at 1.75%. While consumers continued to sustain the economy, the lack of capital spending and continued uncertainties about the accuracy and reliability of corporate earnings and uncertainties surrounding geopolitical stability combined to precipitate a decline in all the major stock market indices during the quarter ended August 31, 2002. During the fiscal 2002 third quarter, the DJIA, the S&P 500, and the NASDAQ declined 12.7%, 14.2%, and 18.6%, respectively. Trading volumes on the exchanges increased year over year. Average daily trading volume during the quarter ended August 31, 2002 on the NYSE increased 44.5% while average daily trading volume on the NASDAQ increased 15.1% from the quarter ended August 31, 2001. While there was significant growth in NYSE and NASDAQ equity trading volumes during the quarter, equity capital markets activities experienced a seasonal slowdown which was exacerbated by weak global economic conditions and deteriorating corporate debt markets experienced in the aftermath of the Worldcom default. Fixed income new issuance, primarily in mortgage-backed securities, continued to benefit from a steep yield curve and the low level of interest rates.

Results of Operations

In the discussion to follow, results for the quarter ended August 31, 2003 will be compared with the results for the quarter ended August 31, 2002 and results for the nine months ended August 31, 2003 will be compared with the results for the nine months ended August 31, 2002.

Three Months Ended August 31, 2003
Compared to Three Months Ended August 31, 2002

The Company reported net income of $313.4 million, or $2.30 per share (diluted), for the quarter ended August 31, 2003, which represented an increase of 90.6% from $164.4 million, or $1.23 per share (diluted), for the quarter ended August 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues, net of interest expense ("net revenues") increased 28.6% to $1.49 billion for the quarter ended August 31, 2003 from $1.15 billion for the quarter ended August 31, 2002 due to an increase in principal transactions, investment banking revenues and net interest revenues, partially offset by a decrease in commission revenues.

Commission revenues for the quarter ended August 31, 2003 decreased 5.8% to $279.9 million from $297.2 million for the quarter ended August 31, 2002. Clearance and retail commission revenues decreased a combined 5.5% to $117.5 million in the 2003 quarter from $124.4 million in the 2002 quarter reflecting reduced trading activity levels of prime brokerage customers. Institutional commissions decreased 9.9% to $136.5 million from $151.6 million in the 2002 quarter, reflecting reduced average daily trading volumes.

The Company's principal transactions revenues by reporting categories were as follows:

                                                                        Three Months Ended
                                                             ------------------------------------
                                                             August 31,    August 31,  % Increase
       (in thousands)                                           2003          2002      (Decrease)
-------------------------------------------------------------------------------------------------
       Fixed income                                            $566,739     $370,881       52.8%
       Equity                                                    28,217       69,715      (59.5)%
       Derivative financial instruments                         129,067      116,296       11.0%
-------------------------------------------------------------------------------------------------
       Total principal transactions                            $724,023     $556,892       30.0%
=================================================================================================

Revenues from principal transactions in the quarter ended August 31, 2003 increased 30.0% to $724.0 million from $556.9 million for the quarter ended August 31, 2002, reflecting strong performances in the Company's fixed income activities, partially offset by reduced equity revenues. Fixed income revenues increased 52.8% to $566.7 million from $370.9 million in the 2002 quarter primarily due to increases in the high yield and distressed areas, as well as increases in mortgage-backed securities, municipal and corporate bond areas. These business areas continued to benefit from a favorable interest rate environment characterized by a steep yield curve, narrowing of corporate credit spreads and a low level of interest rates. Revenues derived from equity activities declined 59.5% to $28.2 million during the 2003 quarter from $69.7 million in the 2002 quarter primarily attributable to a decrease in the risk and convertible arbitrage, specialist and over-the-counter market-making areas as a result of reduced equity market volumes and lower market volatility. Revenues from derivative financial instruments increased 11.0% to $129.1 million in the 2003 quarter from $116.3 million for the 2002 quarter. The increase was primarily in the fixed income derivatives and foreign exchange areas reflecting increased customer order flow, partially offset by decreases in the electronic listed options market-making and credit derivatives areas. The electronic listed options market-making business was exited in the second quarter of 2003, reflecting a $25 million decline in net revenues.

Investment banking revenues increased 118.8% to $298.7 million for the quarter ended August 31, 2003 from $136.5 million for the quarter ended August 31, 2002. Investment banking revenues includes underwriting, advisory services and merchant banking revenues. Underwriting revenues increased 87.7% to $144.0 million in the 2003 quarter from $76.7 million in the 2002 quarter, reflecting higher levels of equity, high yield and municipal new issue activity. Advisory services revenues increased 6.2% to $62.7 million from $59.1 million in the 2002 quarter. Merchant banking revenues were $92.0 million in the 2003 quarter compared to revenues of $0.7 million in the 2002 quarter. The increase in merchant banking revenues was principally attributable to the sale in a secondary offering of approximately 6.5 million shares of Aeropostale, Inc. during the 2003 quarter and an increase in the market value of the Company's remaining investment of 3.8 million shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest revenues, interest and dividend revenues less interest expense, were $145.9 million for the quarter ended August 31, 2003, a 25.1% increase from $116.6 million for the quarter ended August 31, 2002. The increase in net interest revenues was attributable to higher average customer margin and customer short balances.

Non-Interest Expenses

                                                                             Three Months Ended
                                                              -------------------------------------------
                                                                  August 31,      August 31,   % Increase
       (in thousands)                                                2003            2002       (Decrease)
---------------------------------------------------------------------------------------------------------
       Employee compensation and benefits                         $  681,745     $  595,616       14.5%
       Floor brokerage, exchange and clearance fees                   44,830         56,644      (20.9)%
       Communications and technology                                  93,047         90,736        2.5%
       Occupancy                                                      34,788         35,476       (1.9)%
       Advertising and market development                             24,550         26,628       (7.8)%
       Professional fees                                              36,608         29,878       22.5%
       Other expenses                                                 87,315         74,202       17.7%
---------------------------------------------------------------------------------------------------------
       Total non-interest expenses                                $1,002,883     $  909,180       10.3%
=========================================================================================================

Non-interest expenses rose 10.3% to $1.0 billion during the 2003 quarter from $909.2 million in the 2002 quarter. Employee compensation and benefits for the quarter ended August 31, 2003 was $681.7 million, up 14.5% from $595.6 million for the quarter ended August 31, 2002, attributable to increased net revenues. Employee compensation and benefits as a percentage of net revenues was 45.9% for the 2003 quarter compared to 51.6% for the 2002 quarter. Full-time employees increased to 10,515 at August 31, 2003 from 10,493 at August 31, 2002.

Non-compensation expenses were $321.1 million for the quarter ended August 31, 2003, an increase of 2.4% from $313.6 million in the quarter ended August 31, 2002. Non-compensation expenses as a percentage of net revenues for the quarter ended August 31, 2003 decreased to 21.6%, compared with 27.2% in the quarter ended August 31, 2002. Other expenses increased due to an increase in Capital Accumulation Plan ("CAP Plan") costs. Expenses related to the CAP Plan were $50 million for the 2003 quarter, an increase of 56.3% from $32 million in the 2002 quarter due to higher earnings. Excluding the CAP Plan costs, other expenses were down 11.6 % to $37.3 million from $42.2 million for the 2002 quarter. Professional fees were $36.6 million in the 2003 quarter, an increase of 22.5% from $29.9 million in the 2002 quarter, reflecting increased legal professional services and temporary help. Partially offsetting the increase in other expenses and professional fees was a decline in floor brokerage, exchange and clearance fees which was due to lower trading volumes for futures and options associated with the reduction of the Company's electronic options market-making business. The significant increase in revenues combined with continued focus on cost control measures enabled the Company to achieve a pre-tax profit margin of 32.5% for the 2003 quarter as compared to a pre-tax profit margin of 21.2% for the 2002 quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's effective tax rate was 35.0% for the quarter ended August 31, 2003 compared to 32.9% for the quarter ended August 31, 2002 as a result of decreased tax preference items relative to the level of income. The tax rate for the nine months ended August 31, 2003 was 35.0% and for the fiscal year ended November 30, 2002 was 33.0%.

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

Capital Markets

                                                                          Three Months Ended
                                                              ----------------------------------------
                                                              August 31,      August 31,  % (Decrease)
       (in thousands)                                            2003            2002        Increase
------------------------------------------------------------------------------------------------------
       Net revenues
            Institutional equities                            $  200,506     $  288,609       (30.5)%
            Fixed income                                         720,128        407,333        76.8%
            Investment banking                                   299,742        163,583        83.2%
------------------------------------------------------------------------------------------------------
       Total net revenues                                     $1,220,376     $  859,525        42.0%
------------------------------------------------------------------------------------------------------
       Pre-tax income                                         $  540,942     $  257,716       109.9%
======================================================================================================

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Capital Markets were $1.22 billion for the quarter ended August 31, 2003, an increase of 42.0% from $859.5 million for the quarter ended August 31, 2002. Pre-tax income for Capital Markets was $540.9 million in the 2003 quarter, an increase of 109.9% from $257.7 million in the 2002 quarter. Pre-tax profit margin was 44.3% for the 2003 quarter compared to 30.0% for the 2002 quarter.

Institutional equities net revenues for the quarter ended August 31, 2003 decreased 30.5% to $200.5 million from $288.6 million for the quarter ended August 31, 2002. While market indices showed improvement during the 2003 quarter on positive economic data, average daily trading volumes declined on both the NYSE and NASDAQ when compared to the August 2002 quarter. As a result, institutional equity commissions volume on the Company's U.S. listed and over-the-counter businesses declined. The decline in average daily trading volume negatively affected the Company's specialist activities conducted through its greater than 50% ownership interest in Bear Hunter Holdings. In addition, market volatility levels continued to decline, which served to adversely impact net revenues attributable to the convertible arbitrage activities. Equity derivatives revenues also declined primarily reflecting a $24.6 million decline in net revenues related to the Company's listed options market making business, which was exited in the second quarter of 2003.

Fixed income net revenues increased to $720.1 million for the quarter ended August 31, 2003, an increase of 76.8% from $407.3 million for the quarter ended August 31, 2002. Favorable fixed income market conditions continued to benefit the Company's fixed income activities, particularly in the high yield and distressed, mortgage-backed securities and interest rate derivatives areas. These business areas benefited from a steep yield curve, tightening corporate credit spreads and a low interest rate environment. During the 2003 quarter, the increase in the 10-year Treasury rate created volatility across the mortgage and interest rate product areas as interest rates rose and mortgage refinancing activities fell. Despite the decline in the mortgage refinancing index, mortgage backed securities activities remained strong, reflecting increased new issue volumes which were partially offset by a decrease in secondary trading revenues. Improved market conditions in the credit markets when compared to the August 2002 quarter resulted in a significant increase in net revenues in the Company's credit product areas. In particular, high yield and distressed net revenues increased due to increased customer trading activity resulting from improved market conditions. Interest rate and foreign exchange revenues also increased as a result of improved customer order flow.

Investment banking net revenues for the quarter ended August 31, 2003 increased 83.2% to $299.7 million from $163.6 million for the quarter ended August 31, 2002. Investment banking net revenues includes underwriting revenues, advisory services and merchant banking revenues. Underwriting revenues increased 47.2% to $156.6 million in the 2003 quarter from $106.4 million in the 2002 quarter reflecting higher levels of new issue activity and increased market share.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In particular, the Company's high yield and leveraged finance areas performed well. Equity underwriting also increased significantly. Advisory services revenues decreased to $51.1 million from $56.5 million in the 2002 quarter, reflecting the Company's lower level of completed mergers and acquisitions activity. Merchant banking revenues were $92.0 million in the 2003 quarter as compared to revenues of $0.7 million in the 2002 quarter, principally attributable to the Company's investment in Aeropostale, Inc. reflecting the secondary offering of approximately 6.5 million shares during 2003 quarter and an increase in the market value of the Company's remaining investment of 3.8 million shares. The Company's quarterly merchant banking revenues in any quarter are not indicative of merchant banking revenues for the full year.

Global Clearing Services

                                                            Three Months Ended
                                                    -----------------------------------
                                                    August 31,   August 31,
        (in thousands)                                 2003         2002     % Increase
---------------------------------------------------------------------------------------
         Net revenues                                $200,929     $191,506       4.9%
         Pre-tax income                              $ 68,456     $ 66,637       2.7%
---------------------------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At August 31, 2003, the Company held approximately $188 billion in equity in Global Clearing Services client accounts compared with $155 billion at August 31, 2002.

Net revenues for Global Clearing Services increased 4.9% to $200.9 million for the quarter ended August 31, 2003 from $191.5 million for the quarter ended August 31, 2002. Commission revenues were $81.0 million in the 2003 quarter, a decrease of 7.1% from $87.2 million in the 2002 quarter primarily reflecting reduced levels of prime brokerage customer activity. Net interest revenues were $117.2 million, a 15.5% increase from $101.4 million in the 2002 quarter, reflecting increased revenues from higher levels of average customer margin and customer short balances. Improving U.S. equity market conditions experienced during the quarter benefited average customer margins balances and customer short balances in the Company's prime brokerage business.

Average customer margin balances were $42.1 billion during the quarter ended August 31, 2003 compared to $33.7 billion during the quarter ended August 31, 2002. Customer margin balances totaled $40.9 billion at August 31, 2003 compared to $32.5 billion at August 31, 2002. Average customer short balances were $67.3 billion during the 2003 quarter compared to $52.1 billion during the 2002 quarter and totaled $65.7 billion at August 31, 2003, an increase from $52.6 billion at August 31, 2002. Average free credit balances were $20.8 billion during the 2003 quarter compared to $19.4 billion during the 2002 quarter and totaled $19.8 billion at August 31, 2003, an increase from $18.3 billion at August 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management

                                                                    Three Months Ended
                                                         ---------------------------------------
                                                         August 31,     August 31,
       (in thousands)                                       2003           2002       % Increase
------------------------------------------------------------------------------------------------
        Net revenues                                      $ 126,351     $ 124,037          1.9%
        Pre-tax income (loss)                             $   9,851     $  (3,202)       407.7%
------------------------------------------------------------------------------------------------

The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. PCS maintains approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high net-worth individuals in the US and abroad.

Net revenues for Wealth Management were $126.4 million for the quarter ended August 31, 2003, an increase of 1.9% from $124.0 million for the quarter ended August 31, 2002. PCS revenues increased 7.9% to $98.4 million in the 2003 quarter from $91.2 million in the 2002 quarter primarily due to improved customer activity levels. In addition, the continued expansion of the Company's PCS sales force contributed positively to net revenues. Asset management revenues decreased 15.0% to $27.9 million in the 2003 quarter from $32.9 million in the 2002 quarter reflecting reduced performance fees on alternative investment products, principally hedge fund products. Pre-tax income for Wealth Management approximated $9.9 million in the 2003 quarter compared to pre-tax loss of $3.2 million for the 2002 quarter.

Assets under management were $25.7 billion at August 31, 2003, reflecting a 10.8% increase from $23.2 billion in assets under management at August 31, 2002.

Nine Months Ended August 31, 2003
Compared to Nine Months Ended August 31, 2002

The Company reported net income of $868.1 million, or $6.34 per share (diluted), for the nine months ended August 31, 2003, which represented an increase of 26.2% from $687.8 million, or $5.10 per share (diluted), for the nine months ended August 31, 2002. Results for nine months ended August 31, 2002 reflect a merchant banking gain of $260.8 million, included in investment banking revenues, from an investment in and the subsequent IPO of Aeropostale, Inc.

Revenues, net of interest expense increased 11.5% to $4.5 billion for the nine months ended August 31, 2003 from $4.0 billion for the nine months ended August 31, 2002. The increase in net revenues was primarily due to an increase in principal transactions as well as an increase in net interest revenues, partially offset by declines in merchant banking and commission revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commission revenues for the nine months ended August 31, 2003 decreased 5.4% to $789.5 million from $834.9 million for the nine months ended August 31, 2002. The decrease was primarily due to decreases in clearance and retail commissions due to reduced customer activity during the 2003 period. Clearance and retail commission revenues declined a combined 10.6% to $330.4 million in the 2003 period from $369.6 million in the 2002 period. Institutional commissions also decreased to $394.6 million for the 2003 period from $405.8 million in the 2002 period as a result of reduced trading volumes, partially offset by an increase in futures commissions to $57.5 million in the 2003 period from $45.8 million in the 2002 period.

The Company's principal transactions revenues by reporting categories were as follows:

                                                                          Nine Months Ended
                                                               --------------------------------------
                                                               August 31,     August 31,   % Increase
       (in thousands)                                             2003           2002       (Decrease)
-----------------------------------------------------------------------------------------------------
       Fixed income                                            $1,953,727     $1,283,699       52.2%
       Equity                                                     161,556        254,803      (36.6)%
       Derivative financial instruments                           387,119        384,931        0.6%
-----------------------------------------------------------------------------------------------------
       Total principal transactions                            $2,502,402     $1,923,433       30.1%
=====================================================================================================

Revenues from principal transactions for the nine months ended August 31, 2003 increased 30.1% to $2.5 billion from $1.9 billion for the nine months ended August 31, 2002, primarily due to strong results from the Company's fixed income activities, reflecting the low level of short-term interest rates and a steep yield curve. Additionally, the tightening of corporate credit spreads resulted in increased secondary trading activity and improved customer order flow. Fixed income revenues increased 52.2% to $1.95 billion from $1.28 billion in the 2002 period, reflecting strong performances from the Company's mortgage- and asset-backed securities, high yield and distressed and corporate bonds areas. Revenues derived from equity activities declined 36.6% to $161.6 million during the 2003 period from $254.8 million in the 2002 period. Equity-related businesses continued to be pressured by weak equity market conditions, particularly in the over-the-counter stock and specialist areas. In addition, risk arbitrage revenues remained at low levels, reflecting the continued depressed level of industry-wide announced mergers and acquisitions activity. These results were partially offset by an increase in convertible arbitrage activities. Revenues from derivative financial instruments increased 0.6% to $387.1 million in the 2003 period from $384.9 million for the 2002 period. Increases in the foreign exchange and fixed income derivatives areas were substantially offset by a decline in the equity derivatives area, particularly the Company's listed options market making business.

Investment banking revenues decreased 9.8% to $678.8 million for the nine months ended August 31, 2003 from $752.2 million for the nine months ended August 31, 2002. Investment banking net revenues include underwriting, advisory services and merchant banking revenues. Underwriting revenues were $332.7 million in the 2003 period compared to $332.6 million in the 2002 period. Advisory services revenues increased 53.0% to $216.5 million from $141.5 million in the 2002 period due to a higher level of completed mergers and acquisitions activity. Merchant banking revenues were $129.6 million in the 2003 period as compared to revenues of $278.1 million in the 2002 period. Merchant banking revenues for both periods largely related to the realized and unrealized gains in an investment in and the subsequent offerings of Aeropostale, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest revenues, interest and dividend revenues less interest expense, were $392.7 million for the nine months ended August 31, 2003, a 9.7% increase from $358.1 million for the nine months ended August 31, 2002. The increase in net interest revenues was principally due to increased revenues attributable to higher levels of average customer margin and customer short balances.

Non-Interest Expenses

                                                                             Nine Months Ended
                                                                  --------------------------------------
                                                                  August 31,      August 31,  % Increase
       (in thousands)                                                2003           2002       (Decrease)
--------------------------------------------------------------------------------------------------------
       Employee compensation and benefits                         $2,131,815     $1,942,827        9.7%
       Floor brokerage, exchange and clearance fees                  137,050        144,831       (5.4)%
       Communications and technology                                 276,531        288,828       (4.3)%
       Occupancy                                                     102,819        116,911      (12.1)%
       Advertising and market development                             77,267         80,351       (3.8)%
       Professional fees                                              94,056         95,473       (1.5)%
       Other expenses                                                308,170        293,824        4.9%
--------------------------------------------------------------------------------------------------------
       Total non-interest expenses                                $3,127,708     $2,963,045        5.6%
========================================================================================================

Employee compensation and benefits for the nine months ended August 31, 2003 were $2.13 billion, up 9.7% from $ 1.94 billion for the nine months ended August 31, 2002. Employee compensation and benefits as a percentage of net revenues was 47.8% for the nine months ended August 31, 2003 compared to 48.6% for the period ended August 31, 2002. Employee compensation and benefits as a percentage of net revenues without the impact of the merchant banking revenues was 49.0% for the nine months ended August 2003, 51.5% for the nine months ended August 31, 2002 and 50.9% for the year ended November 30, 2002.

Non-compensation expenses were $995.9 million for the nine months ended August 31, 2003, a decrease of 2.4% from $1.0 billion for the nine months ended August 31, 2002. Non-compensation expenses as a percentage of net revenues for the 2003 period declined to 22.3%, compared with 25.5% in the 2002 period. The decline in occupancy and communications and technology costs were primarily attributable to the completion of the Company's relocation of its corporate headquarters to 383 Madison Avenue in March 2002. Floor brokerage, exchange and clearance fees decreased 5.4% to $137.1 million in the 2003 period compared with $144.8 million in the 2002 period, reflecting lower trading volumes for futures and options associated with the reduction of the Company's electronic options market making business. These decreases were partially offset by increase in other expenses. Excluding CAP Plan costs, other expenses were up slightly by 1.1% to $164.2 million from $162.4 million for the period ended August 31, 2002, primarily due to a $20.5 million charge in the 2003 period for the impairment of goodwill associated with the 2001 acquisition of an electronic options market maker, substantially offset by other expense reductions. Expenses related to the CAP Plan were $144 million for the 2003 period, an increase of 9.6% from approximately $131 million in the 2002 period. The expense control measures enabled the Company to achieve a pre-tax profit margin of 29.9% for the 2003 period versus 25.9% in the 2002 period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's effective tax rate increased to 35.0% in the 2003 period compared to 33.75% for the 2002 period primarily due to a decrease in tax preference items as a percentage of earnings. The Company's effective tax rate for the fiscal year ended November 30, 2002 was 33.0%.

Business Segments

Capital Markets

                                                                        Nine Months Ended
                                                              -------------------------------------
                                                              August 31,     August 31, % (Decrease)
       (in thousands)                                            2003           2002       Increase
---------------------------------------------------------------------------------------------------
       Net revenues
            Institutional equities                            $  666,313     $  835,351      (20.2)%
            Fixed income                                       2,276,535      1,474,137       54.4%
            Investment banking                                   710,945        790,408      (10.1)%
----------------------------------------------------------------------------------------------------
       Total net revenues                                     $3,653,793     $3,099,896       17.9%
----------------------------------------------------------------------------------------------------
       Pre-tax income                                         $1,490,832     $1,092,452       36.5%
====================================================================================================

Net revenues for Capital Markets were $3.7 billion for the nine months ended August 31, 2003, an increase of 17.9% from $3.1 billion for the nine months ended August 31, 2002. Pre-tax income for Capital Markets was $1.5 billion in the 2003 period, an increase of 36.5% from $1.1 billion in the 2002 period. Pre-tax profit margin was 40.8% for the 2003 period compared to 35.2% for the 2002 period.

Institutional equities net revenues for the nine months ended August 31, 2003 decreased 20.2% to $666.3 million from $835.4 million for the nine months ended August 31, 2002. The decrease was attributable to decreases in the electronic listed options market-making, specialist and equity derivatives business areas. In the second quarter of 2003, the Company exited the electronic listed options market-making business. In addition, risk arbitrage revenues declined due to the depressed level of industry-wide announced mergers and acquisitions activity, which consequently provided fewer risk arbitrage opportunities. The decreases were partially offset by an increase in convertible arbitrage revenues, generally attributable to improvement of corporate credit spreads. Market share increases in both listed and over-the-counter institutional equity businesses also partially offset this decline.

Fixed income net revenues increased to $2.28 billion for the nine months ended August 31, 2003, an increase of 54.4% from $1.47 billion for the nine months ended August 31, 2002, primarily reflecting strong results from the mortgage-backed, high yield and distressed, corporate bonds, foreign exchange, government bonds and interest rate derivatives areas. These businesses benefited from the low level of interest rates, a steep yield curve and narrowing of corporate credit spreads. Mortgage-backed securities revenues increased significantly as residential mortgage refinancing activity reached record levels driving record new issue activity. As a result, customer activity increased and secondary trading volumes achieved record levels. High yield and distressed revenues increased reflecting improved secondary trading activities, and revenues from interest rate products increased reflecting improved results in the Company's interest rate swap and government bond areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment banking net revenues for the nine months ended August 31, 2003 decreased 10.1% to $710.9 million from $790.4 million in the nine months ended August 31, 2002. Investment banking net revenues includes underwriting revenues, advisory services and merchant banking revenues. Underwriting revenues decreased 2.2% to $387.5 million in the 2003 period from $396.3 million in the 2002 period, due to lower levels of equity new issue volume. Advisory services revenues increased to $193.8 million from $115.9 million in the 2002 period, reflecting the Company's higher level of completed mergers and acquisitions activity. Merchant banking revenues were $129.6 million in the 2003 period as compared to revenues of $278.2 million in the 2002 period. Merchant banking revenues for both periods were largely related to realized and unrealized gains in the Company's investment in and subsequent offerings of Aeropostale, Inc.

Global Clearing Services

                                                               Nine Months Ended
                                                    ------------------------------------
                                                    August 31,   August 31,
        (in thousands)                                 2003         2002      % Decrease
----------------------------------------------------------------------------------------
         Net revenues                                $564,112     $597,794       (5.6)%
         Pre-tax income                              $158,404     $209,737      (24.5)%
----------------------------------------------------------------------------------------

Net revenues for Global Clearing Services decreased 5.6% to $564.1 million in the 2003 period from $597.8 million for the 2002 period. Commission revenues were $231.0 million in the 2003 period, a decrease of 10.8% from $259.1 million in the 2002 period reflecting reduced levels of fully disclosed and prime brokerage customer activity. Net interest revenues were $325.1 million, a 0.6% decline from $326.9 million in the 2002 period, primarily reflecting decreased financing spreads. The decline in pre-tax income reflects the reduction in net revenues combined with certain legal settlements that were allocated to the segment in the 2003 period. Such settlements were previously provided for by the Company.

Average customer margin balances were $39.0 billion during the 2003 period compared to $34.9 billion during the 2002 period. Customer margin balances totaled $40.9 billion at August 31, 2003 compared to $32.5 billion at August 31, 2002. Average customer short balances were $61.7 billion during the 2003 period compared to $55.0 billion during the 2002 period and totaled $65.7 billion at August 31, 2003, an increase from $52.6 billion at August 31, 2002. Average free credit balances were $19.3 billion during the 2003 period compared to $19.2 billion during the 2002 period and totaled $19.8 billion at August 31, 2003, an increase from $18.3 billion at August 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management

                                                                  Nine Months Ended
                                                         -------------------------------------
                                                         August 31,   August 31,  % (Decrease)
         (in thousands)                                     2003         2002        Increase
----------------------------------------------------------------------------------------------
        Net revenues                                      $366,341     $373,949        (2.0)%
        Pre-tax income                                    $ 20,518     $  7,259        182.7%
----------------------------------------------------------------------------------------------

Net revenues for Wealth Management were $366.3 million for the nine months ended August 31, 2003, a decrease of 2.0%, from $373.9 million for the nine months ended August 31, 2002. PCS revenues increased slightly to $273.7 million in the 2003 period from $272.3 million in the 2002 period. Equity market conditions improved during the later part of the 2003 period which resulted in an increase in individual investor activity. Asset management revenues decreased 8.9% to $92.6 million in the 2003 period from $101.6 million in the 2002 period, reflecting reduced management fees associated with the decline in assets under management for mutual funds and proprietary hedge fund products. Pre-tax income for Wealth Management approximated $20.5 million in the 2003 period compared to pre-tax income of $7.3 million for the 2002 period.

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

The Company's total assets at August 31, 2003 increased to $209.7 billion from $184.9 billion at November 30, 2002. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $34.4 billion at August 31, 2003 from $30.6 billion at November 30, 2002 primarily due to a net increase in long-term debt and an increase in equity from the Company's earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are frequently lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At August 31, 2003, total assets of $209.7 billion were approximately 7.7% lower than the average of the month-end balances observed over the trailing twelve-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile is not changed materially, since the reduction in asset balances is typically in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

The following table presents total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at August 31, 2003 and November 30, 2002. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collaterized nature of its resale and securities borrowed assets renders net adjusted leverage as the most relevant measure.

                                                August 31,          November 30,
    (in billions, except ratios)                   2003                2002
  ------------------------------------------------------------------------------
    Total assets                                 $  209.7            $  184.9
    Adjusted assets (1)                          $  163.7            $  142.7
    Net adjusted assets (2)                      $  105.1            $   89.6
    Leverage ratio (3)                               28.2                26.6
    Adjusted leverage ratio (4)                      22.0                20.5
    Net adjusted leverage ratio(5)                   14.1                12.9
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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has in place a committed revolving credit facility ("Facility") totaling $3.08 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC") and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. may borrow up to $1.54 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2004, with all loans outstanding at that date payable no later than February 2005. There were no borrowings outstanding under the Facility at August 31, 2003.

The Company has in place a $1.5 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral at prespecified advance rates under a repurchase arrangement, by Bear, Stearns International Limited ("BSIL"), Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2004, with all repos outstanding at that date payable no later than August 2005. There were no borrowings outstanding under the Repo Facility at August 31, 2003.

The Company has in place a $300 million committed revolving credit facility ("Credit Facility"), which permits borrowing on a secured basis at prespecified advance rates collateralized by Japanese securities. The Credit Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Credit Facility terminates in December 2003, with all loans outstanding at that date payable no later than December 2004. There were no borrowings outstanding under the Credit Facility at August 31, 2003.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of non-investment grade loans, auto loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various times over the course of the next twelve months. All of these facilities contain a term out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $1.7 billion.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. In connection therewith, a substantial portion of the Company's long-term borrowings and equity is used to fund investments in, and advances to, these regulated subsidiaries, including subordinated debt advances. All subordinated debt advances to regulated entities for use as regulatory capital are funded with long-term debt issued by the Company, which have maturities equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $23.2 billion and $18.8 billion had remaining maturities beyond one year at August 31, 2003 and November 30, 2002, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent upon various factors and could be adversely affected by a deterioration of the Company's operating performance and/or the Company's long- and short-term debt ratings.

At August 31, 2003, the Company's long-term/short-term debt ratings were as follows:

                                                                        Rating
------------------------------------------------------------------------------
Dominion Bond Rating Service Limited (1)                   A(high)/R-1(middle)
Fitch (2)                                                               A+/F1+
Moody's Investors Service (3)                                           A2/P-1
Standard & Poor's (4)                                                    A/A-1
Rating & Investment Information, Inc.                                    A+/nr
------------------------------------------------------------------------------
nr - does not assign a short-term rating

(1) On August 26, 2003, Dominion Bond Rating Service Limited upgraded the Company's long-term debt ratings from "A" to "A (high)" with a "stable" trend, while simultaneously affirming the Company's short-term credit ratings.
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

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 8, 2003, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2003 or beyond. During the quarter ended August 31, 2003, the Company purchased under the current authorization a total of 2,435,072 shares at a cost of approximately $168.6 million. Approximately $641.9 million is available to be purchased under the current authorization as of August 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

Cash and cash equivalents decreased $2.4 billion to $3.2 billion at August 31, 2003. Cash used in operating activities was $3.1 billion, primarily attributable to an increase in financial instruments owned, securities borrowed and receivables from customers, partially offset by an increase in payables to customers and financial instruments sold, but not yet purchased. Cash provided by financing activities of $611.2 million reflected net proceeds from issuances of long-term borrowings, partially offset by payments for retirement of long-term borrowings and net payments relating to short-term borrowings. Cash provided by investing activities of $105.5 million reflected proceeds from net sales of investment securities and other assets, partially offset by purchases of property, equipment and leasehold improvements.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Central Bank and Financial Services Authority of Ireland. At August 31, 2003, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and Private Equity Investments

At August 31, 2003, the Company held investments in 19 transactions with an aggregate recorded value of approximately $120.4 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." Sixteen transactions are private principal investments aggregating $34.0 million at August 31, 2003. Three transactions are principal investments in public entities, aggregating $86.4 million at August 31, 2003, whereby the Company may have large concentrated holdings, which are valued at a discount to the quoted market value due to restrictions on sale. Included in these public principal investments is the Company's holding in Aeropostale, Inc. On July 28, 2003, Aeropostale, Inc. completed a secondary equity offering of approximately 7.2 million shares, of which the Company has sold approximately 6.5 million shares. At August 31, 2003, the Company retained an ownership interest of approximately 3.8 million shares in Aeropostale, Inc., representing approximately 10.3% of its outstanding common shares. Also in connection with the Company's merchant banking activities, the Company has investments in private equity-related investment funds aggregating $209.1 million at August 31, 2003. In addition to the various direct and indirect principal investments, the Company has made commitments to invest in private equity - related investments and partnerships (see the summary table under "Commitments").

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

High Yield Positions

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage- related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At August 31, 2003 and November 30, 2002, the Company held high yield positions approximating $4.8 billion and $3.6 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $823.4 million and $561.4 million, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables aggregating $1.6 billion and $1.2 billion at August 31, 2003 and November 30, 2002, respectively.

Also included in the high yield positions are extensions of credit to highly leveraged companies. At August 31, 2003 and November 30, 2002, the amount outstanding to highly leveraged borrowers totaled $812.1 million (gross position of $832.1 million less $20.0 million of associated hedges) and $574.6 million (gross position of $591.6 million less $17.0 million of associated hedges), respectively. The largest industry concentration was the telecommunications industry, which approximated 17.5% at August 31, 2003 and 18.0% at November 30, 2002 of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments"). The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities. These amounts, net of collateral, were $157.0 million and $192.0 million at August 31, 2003 and November 30, 2002, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company's contractual obligations, excluding derivative financial instruments, as of August 31, 2003:

                                                                         Payments Due By Period
                                                         --------------------------------------------------------
                                                          Remaining         Fiscal        Fiscal
                                                            Fiscal           2004-         2006-
(in millions)                                                2003            2005          2007        Thereafter        Total
-------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings (1)                                 $     113      $   10,546     $   7,832      $   8,509      $   27,000
Future minimum lease payments (2)                               11             100            93            231             435
-------------------------------------------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustment in accordance with SFAS No. 133.
(2) Includes 383 Madison Avenue in New York City.

Commitments

The Company's commitments as of August 31, 2003:

                                                                Amount of Commitment Expiration Per Period
                                                        ---------------------------------------------------------
                                                          Remaining         Fiscal        Fiscal
                                                            Fiscal           2004-         2006-
(in millions)                                                2003            2005          2007        Thereafter        Total
--------------------------------------------------------------------------------------------------------------------------------

Commercial loan commitments: (1)
    Investment-grade                                    $      271      $    1,069     $     315      $     238      $    1,893
    Non-investment grade                                        28             284           338            310             960
Commitments to invest in private equity-related
    investments and partnerships (2)                                                                                        615
Underwriting commitments                                       223                                                          223
Letters of credit                                            1,503           1,648            65             35           3,251
Other commercial commitments (3)                               450             289             8                            791
--------------------------------------------------------------------------------------------------------------------------------

(1) Commitments are shown gross of associated hedges of $599 million for investment-grade borrowers.
(2) At August 31, 2003, commitments to invest in private equity-related investments and partnerships aggregated $615 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2011.
(3) Includes certain commitments with no stated maturity.

See Note 3, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 as required in the fourth quarter of fiscal 2003 and does not expect a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (“VIEs”). FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. For existing entities, the provisions of FIN No. 46 do not apply until the end of the first interim period ending after December 15, 2003. For new entities, FIN No. 46 was effective after January 31, 2003. See Note 11, “Consolidation of Variable Interest Entities,” for a further discussion.

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

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. The following table illustrates the VaR for each component of market risk as of August 31, 2003, November 30, 2002 and August 31, 2002. Commodity risk has been excluded due to immateriality at August 31, 2003, November 30, 2002 and August 31, 2002.

                                                      August 31,   November 30,   August 31,
(in millions)                                            2003          2002          2002
-------------------------------------------------------------------------------------------
MARKET RISK
    Interest rate                                     $  17.9       $  17.8       $  18.6
    Currency                                              0.9           0.6           0.5
    Equity                                                4.3           3.4           3.1
    Diversification benefit                              (4.6)         (3.7)         (3.4)
-------------------------------------------------------------------------------------------
Aggregate VaR                                         $  18.5       $  18.1       $  18.8
===========================================================================================

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2003 quarter:

(in millions)                                               High            Low         Average
-----------------------------------------------------------------------------------------------
MARKET RISK
    Interest rate                                         $  17.9        $  13.1        $  16.3
    Currency                                                  1.1            0.6            0.9
    Equity                                                    4.6            3.7            4.2
    Aggregate VaR                                            18.5           13.8           16.9
-----------------------------------------------------------------------------------------------

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended August 31, 2003 and August 31, 2002, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $11.3 million and $8.7 million for the quarters ended August 31, 2003 and August 31, 2002, respectively. During the quarter ended August 31, 2003, there were no days in which there was a trading loss. During the quarter ended August 31, 2002, there was one trading day in which the total daily trading loss exceeded the reported aggregate period end VaR amounts. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. The Company believes that these results are indicative of its commitment to the management of market trading risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

DISTRIBUTION OF DAILY NET TRADING REVENUES

[Vertical bar graphs of Number of Trading days (y-axis) versus Daily Net Trading Revenues (x-axis) representing the following information appear here in paper format]

                  Quarter Ended August 31, 2003

         Daily Net Trading
             Revenues                        Number of
          ($ in millions)                  Trading Days
          ---------------------------------------------
              (10)+                             0
             (10)-(5)                           0
              (5)-0                             0
               0-5                              9
               5-10                             20
              10-15                             20
              15-20                             8
              20-25                             6
              25-30                             0
               30+                              1

                  Quarter Ended August 31, 2002

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

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al.

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2002 ("Form 10-K"), Bear Stearns is a defendant in litigation pending in the Superior Court of the State of California, County of San Francisco.

On September 26, 2003, the Superior Court of the State of California, County of San Francisco granted Merrill Lynch Fundamental Growth Fund, Inc.'s and Merrill Lynch Global Value Fund, Inc.'s (the "Merrill Lynch Funds") motion for leave to file a fourth amended complaint adding Bear Stearns as a defendant. Also named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC and Arthur Andersen. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud and negligent misrepresentation in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation, and believes that it has substantial defenses to these claims.

Kelly v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Form 10-K and Reports on Form 10-Q for the quarters ended February 28, 2003 ("First Quarter 2003 Form 10-Q") and May 31, 2003 ("Second Quarter 2003 Form 10-Q"), Bear Stearns is a defendant in litigation pending in the Supreme Court of the State of New York, County of New York.

On September 18, 2003, the Supreme Court of the State of New York, County of New York, approved a stipulation among the parties dismissing this action with prejudice.

Levitt, et al. v. Bear Stearns, et al.

As previously reported in the Company's Form 10-K, Bear Stearns is a defendant in litigation pending in the United States District Court for the Southern District of New York.

On August 13, 2003, the United States Court of Appeals for the Second Circuit reversed the district court order granting defendants' motion to dismiss and remanded this action to the district court.

Larry L. Cannon v. Citigroup Global Markets, Inc., et al.

As previously reported to the Company's Second Quarter 2003 Form 10-Q, Bear Stearns is a defendant in litigation pending in the United States District Court for the District of Colorado.

On August 5, 2003, plaintiff voluntarily dismissed this action without prejudice.

LEGAL PROCEEDINGS

Mutual Funds

Bear Stearns has received a subpoena from the Office of the New York State Attorney General and a voluntary request for information from the New York Regional Office of the SEC seeking information regarding trading in the shares of mutual funds. Bear Stearns is cooperating fully with these inquiries.

_______________

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company’s Audit Committee to be performed by Deloitte & Touche LLP, the Company’s independent auditors, principally relating to the following: 1) agreed upon procedures relating to (a) securitization offerings and related periodic filings, (b) reports on internal controls, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) readiness services in connection with Section 404 of the Sarbanes-Oxley Act of 2002; 3) tax related services; 4) issuance of comfort letters and consents relating to offerings of the Company’s own securities; 5) reviews of quarterly financial statements; 6) consulting services with respect to client web-based technology; and 7) other accounting, attest and regulatory related services.

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

(12)       Computation of Ratio of Earnings to Fixed Charges

(15)       Letter re: Unaudited Interim Financial Information

(31.1)       Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)       Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d--14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)       Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

During the quarter, the Company filed the following Current Reports on Form 8-K.

(i)       A Current Report on Form 8-K dated June 2, 2003 and filed on June 12, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences described in the Pricing Supplement, dated June 2, 2003, relating to the Medium Term Notes, Series B (linked to the rate of U.S. inflation) ("Inflation Linked Notes"), a consent in connection with the offering of the Inflation Linked Notes and a form of Inflation Linked Note.

(ii)       A Current Report on Form 8-K dated June 18, 2003 and filed on June 20, 2003, pertaining to the Company's results of operations for the three months ended May 31, 2003.

(iii)       A Current Report on Form 8-K dated June 18, 2003 and filed on June 25, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to the legality of the 2.875% Global Notes due 2008 ("2008 Global Notes") and to legality of the 4.65% Global Notes due 2018 ("2018 Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the 2008 Global Notes and 2018 Global Notes and a consent in connection with the offering of the 2008 Global Notes and 2018 Global Notes.

EXHIBITS AND REPORTS ON FORM 8-K

(iv)       A current report on Form 8-K dated June 19, 2003 and filed on June 20, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences described in the Prospectus Supplement, dated June 19, 2003, relating to Income Notes (the "Income Notes"), a consent in connection with the offering of the Income Notes the Medium Term Notes, Series B, Distribution Agreement, the Income Notes Distribution Agreement, and forms of Medium Term Notes and Income Notes.

(v)       A Current Report on Form 8-K dated July 10, 2003 and filed on July 24, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences described in the Pricing Supplement, dated July 10, 2003, relating to the Medium Term Notes, Series B (linked to the value of the Common Stock of Tyco International Ltd.) (the "Equity Linked Notes"), a consent in connection with the offering of the Equity Linked Notes and a form of Equity Linked Note.

(vi)       A Current Report on Form 8-K dated July 17, 2003 and filed on July 23, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to the legality of the Accelerated Market Participation Securities ("AMPS") issued by the Company, certain federal income tax consequences in connection with offering of the AMPS, a consent in connection with the offering of the AMPS and the Underwriting Agreement, Warrant Agreement and form of AMPS.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bear Stearns Companies Inc.
(Registrant)

By:	/s/ Marshall J Levinson Marshall J Levinson Controller (Principal Accounting Officer)

Date:  October 15, 2003

THE BEAR STEARNS COMPANIES INC.
FORM 10-Q

EXHIBIT INDEX

Exhibit No.             Description                                                                                             Page

(12)                    Computation of Ratio of Earnings to Fixed Charges                                                         65

(15)                    Letter re: Unaudited Interim Financial Information                                                        66

(31.1)                  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of
                        the Securities Exchange Act of  1934, as Adopted Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002                                                                                67

(31.2)                  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of
                        the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002                                                                                68

(32.1)                  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                         69

(32.2)                  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002                                        70