Form 10-K
period 2003-11-30
BEAR STEARNS COMPANIES INC
filed 2004-02-27
CIK 777001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2003.

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
           Securities registered pursuant to Section 12(b) of the Act:

                  Title of Each Class                                        Name of Each Exchange on Which Registered
-----------------------------------------------------------------    ------------------------------------------------------
Common Stock, par value $1.00 per share                                             New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in                       New York Stock Exchange
      a share of 6.15% Cumulative Preferred Stock, Series E
Depositary Shares, each representing a one-fourth interest in                       New York Stock Exchange
      a share of 5.72% Cumulative Preferred Stock, Series F
Depositary Shares, each representing a one-fourth interest                          New York Stock Exchange
      in a share of 5.49% Cumulative Preferred Stock, Series G
7.5% Trust Issued Preferred Securities, of  Bear Stearns                            New York Stock Exchange
      Capital Trust II (and registrant's guarantee thereof)
Principal Protected Sector Selector Notes Due 2008                                  American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due 2008                      American Stock Exchange
Principal Protected Notes Linked to the Price Performance of                        American Stock Exchange
      the Nasdaq - 100 Index Due 2009
Accelerated Market Participation Securities (Linked to the                          American Stock Exchange
      S&P 500 Index)

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

      At February 19, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,341,877,785. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

      On February 19, 2004, the registrant had 103,705,451 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 2003 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held March 31, 2004, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2003.

================================================================================

                         THE BEAR STEARNS COMPANIES INC.
       ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED NOVEMBER 30, 2003

                                                                                                 Page
Form 10-K Item Number:                                                                            No.
----------------------                                                                            ---
PART I
Item 1.          Business
                 General Development of the Business                                               3
                 Financial Information about Industry Segments                                     3
                 Narrative Description of Business                                                 4
                 Competition                                                                      13
                 Regulations and Other Factors                                                    13
Item 2.          Properties                                                                       16
Item 3.          Legal Proceedings                                                                17
Item 4.          Submission of Matters to a Vote of Security Holders                              26

                 Executive Officers of The Bear Stearns Companies Inc.                            27

PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer    29
                 Purchases of Equity Securities
Item 6.          Selected Financial Data                                                          29
Item 7.          Management's Discussion and Analysis of Financial                                29
                 Condition and Results of Operation
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk                       29
Item 8.          Financial Statements and Supplementary Data                                      29
Item 9.          Changes in and Disagreements with Accountants on Accounting                      29
                 and Financial  Disclosure
Item 9A.         Controls and Procedures                                                          29

PART III
Item 10.         Directors and Executive Officers of the Registrant                               30
Item 11.         Executive Compensation                                                           30
Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related       30
                 Stockholder Matters
Item 13.         Certain Relationships and Related Transactions                                   30
Item 14.         Principal Accountant Fees and Services                                           30

PART IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 31

                 Signatures                                                                       35

                 Index to Financial Statements and Financial Schedules                            F-1

                                     PART I

Item 1. Business.

      (a) General Development of the Business

      The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company succeeded on October 29, 1985 to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). In addition to conducting a substantial portion of its operating activities through certain of its regulated subsidiaries (Bear Stearns, BSSC, BSIL and BSB), the Company also conducts significant activities through other wholly-owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

      The Company's website is http://www.bearstearns.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the "Code") governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns". Within the time period required by the SEC and the New York Stock Exchange, Inc. (the "NYSE") the Company will post on its website any modifications to the Code and any waivers applicable to Senior Executives, as defined in the Code, as required by the Sarbanes-Oxley Act of 2002.

      The Investor Relations Department can be contacted at The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179, Attn: Investor Relations, telephone: (212) 272-2000.

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

      The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients. Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter ("OTC") equities, equity derivatives, risk and convertible arbitrage and through a joint venture, the NYSE, American Stock Exchange, Inc. ("AMEX") and International Securities

Exchange ("ISE") specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal, high yield products, foreign exchange, interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

      The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At November 30, 2003, the Company held approximately $203.6 billion of equity in Global Clearing Services client accounts.

      The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At November 30, 2003, PCS had 513 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. The asset management area had $27.1 billion in assets under management at November 30, 2003, which compared to $24.0 billion in assets under management at November 30, 2002.

      Financial information regarding the Company's business segments and foreign operations as of November 30, 2003, November 30, 2002, and November 30, 2001 and for the fiscal years ended November 30, 2003, November 30, 2002 and November 30, 2001 is set forth under "Item 8. Financial Statements and Supplementary Data," in Note 18 of Notes to Consolidated Financial Statements, entitled "Segment and Geographic Area Data," and is incorporated herein by reference.

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

      BSB is an Ireland-based bank, which was registered in 1996 and subsequently granted a banking license on April 10, 1997 under the Irish Central Bank Act, 1971. BSB allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty.

      Bear Stearns Global Lending Limited ("BSGL") provides loans to certain Bear Stearns customers. BSGL is incorporated in the Cayman Islands.

      Custodial Trust Company ("CTC"), an FDIC insured New Jersey state chartered bank, offers a range of trust, lending and securities-clearance services. CTC provides the Company with banking powers including access to the securities and funds-wire services of the Federal Reserve System. CTC provides trust, custody, agency and securities lending services for institutional accounts; commercial and margin lending; the clearance of government securities for institutions and dealers; and the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products. At November 30, 2003, CTC held approximately $107 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds and insurance companies.

      Bear Stearns Financial Products Inc. ("BSFP") transacts business as a triple-A-rated counterparty to eligible clients, offering a wide range of fixed income and equity derivative products. Eligible clients are those rated A3 or better by Moody's Investors Service, Inc. and A- or better by Standard & Poor's Ratings Services or counterparties acceptable to both rating agencies. BSFP transfers its market risk associated with derivative transactions to Bear Stearns Capital Markets Inc., an affiliate of BSFP and a wholly-owned subsidiary of the Company. BSFP is incorporated in the state of Delaware.

      Bear Stearns Capital Markets Inc. ("BSCM") is engaged in fixed income derivatives transactions and hedges associated therewith. BSCM is incorporated in the state of Delaware.

      EMC Mortgage Corporation ("EMC"), is a HUD and Freddie MAC approved lender based in Irving, Texas. EMC purchases both conforming and non-conforming, investment-grade and non-investment grade, conventional fixed rate and adjustable rate residential mortgage loans with servicing released or retained and sells such loans to investors. EMC also purchases and sells residual certificates and mortgage servicing rights. In addition, through a subsidiary, EMC may originate commercial construction loans through approved brokers.

      Bear Stearns Mortgage Capital Corporation ("BSMCC") buys conventional residential mortgages as a secondary market conduit and resells these mortgages to institutional investors as whole loans or to a special purpose entity in conjunction with a securitization transaction.

      Bear Stearns Credit Products Inc. ("BSCPI") is engaged in credit derivatives transactions and hedges associated therewith. BSCPI is incorporated in the state of Delaware.

      Bear Stearns Forex Inc. ("BSFX") is a foreign exchange dealer engaged in foreign currency transactions and hedges associated therewith. BSFX is incorporated in the state of Delaware.

      As of November 30, 2003, the Company had 10,532 employees.

      The following areas are included in the three business segments mentioned above in Item 1(b).

Equities

      General. The Company provides customers with liquidity, sales and trading expertise and equity research in products such as domestic and international equities, block trading, convertible bonds, OTC equities, equity derivatives, risk and convertible arbitrage and through our joint venture, NYSE, AMEX and ISE specialist activities.

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

      Equity Research. The Equity Research Department provides innovative, in-depth analysis of the global investment environment. Known for theme-oriented research underpinned by meticulous financial modeling, the department offers detailed information on over 1,000 companies in roughly 100 industries (including approximately 50% of the Standard & Poor's 500 Index and approximately 62% of the market capitalization of the Standard & Poor's 500 Index). It also has a group of economists and strategists that closely monitors domestic and international markets. The department's broad-based domestic coverage is complemented by research teams in Latin America, Asia and Europe, giving its clients an advantage in a world where national boundaries are becoming more porous. This breadth of coverage allows the department to maintain a particularly wide-ranging recommended securities list and gives clients a steady stream of new investment ideas and insights into the more obscure corners of the financial world.

      Convertible Securities. The Company engages in the sales and trading of equity-linked securities including convertible bonds, convertible preferreds, equity-linked notes and warrants. Market coverage includes the United States, Europe, Asia and Latin America.

      Equity Sales. The Company is one of the leading firms in the US providing brokerage services to institutional investors. Institutional equity sales involves the execution of transactions in US equity and equity-linked securities for domestic and foreign institutional customers and providing these customers with liquidity, trading expertise, trade execution, research and investment advice. The Company provides transaction services for institutional customers who trade in futures and futures-related instruments.

      Block Stock and Portfolio Trading. The Company effects transactions in large blocks of securities mainly with institutional customers. The Company also provides customers execution capabilities for baskets of equity securities using sophisticated computer systems. Transactions are handled on an agency basis whenever possible, but the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available.

      Specialist and Market-Making. The Company engages in specialist and market-making activities on the NYSE, AMEX and ISE through participation in a majority-owned joint venture. Such joint venture performs specialist functions in NYSE-listed stocks as well as stocks and options traded on the AMEX and performs market-making functions for options traded on the ISE. The rules of these exchanges generally require specialists to maintain orderly markets in the securities in which they are specialists, which may require commitments of significant amounts of capital to the Company's specialist businesses. The market-making functions of a specialist involve risk of loss during periods of market fluctuation and volatility, since specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market. Due to the occurrence of a Control Event, as defined by the joint venture Operating Agreement, triggered in December 2003, the Company is now entitled to designate a majority of the voting members of the Management Committee, which would result in a controlling interest of the joint venture. As a result, commencing in fiscal 2004, the Company will begin consolidating this entity.

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

      As a primary dealer, Bear Stearns bids directly on all auctions of US government securities. Additionally, Bear Stearns furnishes periodic reports of its inventory positions and market transactions in US government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Federal Reserve Bank of New York's open-market activities. In addition, the Company engages in matched book activities, which involve acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements and reverse repurchase agreements. The objective of this matched book activity is to earn a positive spread between interest rates.

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

      Mortgage-Related Securities and Products. The Company trades and makes markets in the following mortgage-related securities and products: Government National Mortgage Association ("GNMA") securities; Federal Home Loan Mortgage Corporation ("FHLMC") participation certificates; Federal National Mortgage Association ("FNMA") mortgage-backed securities; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans; real estate mortgage investment conduit ("REMIC") and non-REMIC collateralized mortgage obligations, including residual interests and other derivative mortgage-backed securities and products. The Company also trades real estate mortgage loans originated by unaffiliated mortgage lenders, both on a securitized and non-securitized basis. The Company acts as underwriter and placement agent in transactions involving rated and non-rated mortgage-related securities issued by affiliated and unaffiliated parties. The Company enters into significant commitments - such as forward contracts - on GNMA, FNMA, and FHLMC securities, and on other rated and non-rated mortgage-related securities. Certain rated and non-rated mortgage-related securities are considered to be liquid, while other such securities, and non-securitized mortgage loans, are considered to be less readily marketable.

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

      Asset-Backed Securities. The Company acts as underwriter and placement agent with respect to investment-grade and non-investment-grade asset-backed securities issued by affiliates as well as unaffiliated third parties. These asset-backed securities include: securities backed by consumer automobile receivables originated by the captive finance subsidiaries of automobile manufacturers, commercial banks and finance companies; credit card receivables and home-equity lines of credit or second mortgages. The Company also trades and is a market-maker in these asset-backed securities. While there are ready markets for the investment-grade asset-backed securities described above, non-investment-grade securities and related varieties thereof may lack liquidity.

      Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by state and local governments and authorities, as well as not-for-profit institutions. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets in a broad spectrum of long-term and short-term municipal securities, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate demand and auction rate bond market. The Company offers a variety of derivative products to issuers to assist them in reducing their borrowing costs, maximizing investment returns and managing cash flows and balance sheets, including but not limited to interest rate swaps, caps, floors, options and forward delivery, and debt service reserve and debt service deposit agreements. The Company periodically uses municipal and treasury bonds, futures and interest rate swaps to hedge its cash-market bond inventory. In addition, the Company maintains a hedged portfolio of high quality municipal securities which are remarketed as short-term securities in order to generate arbitrage profits .

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

      (ii) High grade research provides coverage on 20 industries and approximately 400 companies whose fixed income securities are investment grade.

      (iii) High yield research provides coverage on approximately 200 corporate and sovereign issuers whose fixed income securities are non-investment-grade.

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

      The Company's strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include media and entertainment, health care, financial institutions, industrial, technology and telecommunications. This list is not exclusive but rather reflects the areas where the Company believes its knowledge and expertise are strongest. The Company also has a group that focuses on financial sponsors. These groups are responsible for initiating, developing and maintaining client relationships and for executing transactions involving these clients. The Company has focused primarily on those industries in which the Company also has a strong research capability.

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

Global Clearing Services

      Global Clearing Services provides clearing, custody, financing, securities lending, trade execution and technology solutions for hedge funds, broker-dealers and registered investment advisors.

      For start-up and established hedge funds worldwide, Global Clearing Services offers comprehensive "prime brokerage", which includes advanced web-based portfolio reporting, enhanced leverage programs, term financing, cash management and capital introduction.

      For broker dealers conducting retail, institutional and money management activities the Company provides "fully disclosed correspondent clearing services". The Company's advanced proprietary technology, combined with comprehensive retail products, integrated prime brokerage, operations expertise and exceptional service have enabled the Company to maintain its industry leadership for many years.

      For registered investment advisors whose strategies include asset management, leverage and active trading, the Company provides a combination of trade execution, web-based portfolio reporting for investors and comprehensive service.

      The Company derives revenues from commissions and service charges from clearing activities and from interest income on margin financing, client short selling activity, and uninvested balances. The Company extends margin credit directly to correspondents to finance proprietary activity.

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

      Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price of the security. Such credit is collateralized by securities in the customer's accounts in accordance with regulatory and internal requirements. The Company receives income from interest charged on such loans at a rate that is based upon the Federal Funds Rate, Broker Call Rate, or London Inter Bank Offered Rate (LIBOR).

      The Company borrows securities from banks and other broker dealers to facilitate customer and proprietary short selling activity, and lends securities to broker dealers and other trading entities to cover short sales and to complete transactions that require delivery of securities by settlement date.

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

      Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's requirements in addition to other regulations. In the US, the

Company is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company is a member of the IPE, the London Commodity Exchange ("LCE"), LIFFE and OM London Exchange Limited ("OMLX"). The Company also has non-clearing memberships with MATIF and Eurex in Europe. In Japan, memberships are held with the Tokyo Stock Exchange, the Osaka Securities Exchange ("OSE") and the Tokyo International Financial Futures Exchange ("TIFFE").

PCS

      PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS has 513 account executives in its principal office and six regional offices and two international offices.

Asset Management

      The Company's Asset Management Department manages equity, fixed income and alternative assets for some of the leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. With $27.1 billion in assets under management as of November 30, 2003, clients benefit from the asset management group's ability to leverage the Company's extensive resources and proven skill at turning innovative ideas into rewarding investment opportunities. Institutional and high-net-worth products span a broad spectrum of equity strategies including large cap, small cap, systematic, core and value equity; fixed income strategies including cash and enhanced cash management, short-term, intermediate, core, high yield and leveraged loans; and alternative investment strategies including various equity and fixed income hedge funds, a fund of proprietary hedge funds, private equity funds of funds, venture capital and structured products.

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

      BSIL, based in London, provides investors and issuers with a full range of products and services in both international and US equities, fixed income, exchange-traded futures and options and foreign exchange. In addition, BSIL is a major sales and trading center within the Company's global fixed income, credit and equity-related derivative businesses. BSIL has an investment banking capability and also services the Company's growing clearance business in Europe. Bear Stearns International Trading Limited ("BSIT") is also based in London and provides investors and issuers with products and services in various non-dollar-denominated equity securities.

      Bear Stearns (Japan), Ltd. ("BSJL"), based in Tokyo, serves the diverse needs of corporations, financial institutions and government agencies by offering a range of international fixed income and equity products as well as listed futures. BSJL also offers a range of derivative products within Japan with special focus on fixed income, credit and equity derivatives. Asset-backed securitization, mergers and acquisitions, corporate finance and restructuring services are also available for local and cross-border business.

      Bear Stearns Asia Limited ("BSAL"), based in Hong Kong, is the Company's primary operating entity in the Asia-Pacific region, excluding Japan. This office provides international equity sales, trading and research services to institutional and individual clients in Asia.

      BSB, based in Dublin, allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty. BSB also serves as a platform from which the Company directs some of its international banking activities, gaining easier access to worldwide markets and thereby expanding its capacity to increase its client base and product range. BSB engages in capital market activities with particular focus on the trading and sales of OTC interest rate derivative products. BSB also provides custody and trustee services to the growing number of alternative investment funds domiciled in Ireland and in other offshore jurisdictions.

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

      US broker-dealers are subject to rules and regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject also are extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion, the Company's subsidiaries have been subject to investigations and proceedings and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

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

      As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the "Net Capital Rule") under the Exchange Act , which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of its assets be kept in relatively liquid form.

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

      Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC"), which provides insurance protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, all BSSC security accounts are protected by an excess securities bond issued by the Travelers Casualty and Surety Company, up to the amount of their total net equity (both cash and securities) in excess of the underlying SIPC protection. Commencing in February 2004, Customer Asset Protection Company, a licensed New York insurance company, replaced Travelers Casualty and Surety Company in providing excess SIPC protection.

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

      BSIL is a member of the following: Chicago Board of Trade ("CBOT"), EDX London Limited, EUREX, Euronext N.V., Deutsche Borse, International Petroleum Exchange ("IPE"), International Securities Markets Association ("ISMA"), LCH Clearnet Limited ("LCH"), Mercato Telematico all'Ingrosso dei Titoli de Stato ("MTS"), NASDAQ and Stockholmsborsen AB. Another London subsidiary, BSIT, is a member of the London Stock Exchange ("LSE"), CREST (The Settlement Network), virt-x Exchange and a shareholder in Euroclear Plc. Both BSIL and BSIT are authorized and regulated in the United Kingdom by the Financial Services Authority ("FSA"), pursuant to The Financial Services and Markets Act 2000. FSA regulates all aspects of the financial services industry in the United Kingdom and its Rules cover (inter alia): senior management responsibilities, regulatory capital, sales and trading practices, safekeeping of customer funds, record keeping, registration standards for individuals and reporting to customers.

      BSJL is registered with the Financial Services Agency of Japan. BSJL is a limited trade participant to the Tokyo Stock Exchange and the OSE and has a membership on the TIFFE. Bear Stearns Hong Kong Limited is registered as a Commodities Dealer with the Securities and Futures Commission ("SFC") in Hong Kong and its main business consists of sales of US futures products to corporate and retail customers in Hong Kong. BSAL is registered as a Securities Dealer with the SFC in Hong Kong and is a participant (i.e. member) of the Hong Kong Exchange Limited. Bear Stearns Singapore Pte. Limited ("BSSP") has a Capital Market Service license and is also registered with the Monetary Authority of Singapore as an exempt financial adviser. BSSP provides sales, execution and research services on fixed income securities to institutional investors in Asia.

      BSB is an Ireland-based bank which was incorporated as a limited liability company on November 27, 1995 and then re-registered on October 15, 1996 as a public company. BSB was granted a banking license on April 10, 1997 under the Irish Central Bank Act, 1971 and is regulated by the Irish Financial Services Regulatory Authority (formerly the Central Bank of Ireland), which is the principal regulator of banks in Ireland.

      The Company's principal business activities - investment banking, securities and derivatives trading and sales, clearance and brokerage - are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory and legislative developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, outcome of legal proceedings, changes in currency values, inflation, credit ratings and the size, volume and timing of transactions. These and other factors can affect the Company's volume of security new-issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. Decrease in the volume of security new-issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

Item 2. Properties.

      The Company's executive offices and principal administrative offices occupy approximately 1.1 million square feet at 383 Madison Avenue, New York, New York under an operating lease arrangement.

      The lease arrangement expires on August 15, 2008. At the end of the lease, the Company may request a lease renewal. In the event the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale being used to satisfy the lessor's debt obligation.

      The Company extended its lease of approximately 291,000 square feet of office space at One MetroTech Center, Brooklyn, New York, through 2024 for its securities processing, accounting and clearance operations. Additionally, the Company has approximately 29,000 feet at One MetroTech Center scheduled to expire in May 31, 2004. The Company also leases approximately 13,000, 59,000 and 61,000 square feet of space at three locations in New York City expiring in 2007, 2009 and 2011, respectively. The Company's offices in Atlanta, Bellevue, Boca Raton, Boston, Chicago, Dallas, Denver, El Paso, Houston, Irving, Los Angeles, Palo Alto, Philadelphia, Princeton, San Francisco, San Juan and Tampa occupy an aggregate of approximately 626,000 square feet, while its thirteen foreign offices occupy a total of approximately 201,000 square feet under leases expiring on various dates through the year 2018.

      The Company owns approximately 65 acres of land in Whippany, New Jersey, including four buildings comprising an aggregate of approximately 673,000 square feet. The Company is currently using the facilities on the property to house its data processing facility and other operations, disaster recovery, compliance, personnel and accounting functions.

Item 3. Legal Proceedings.

      In the normal course of business, the Company and/or its subsidiaries have been named as defendants in various lawsuits that involve claims for substantial amounts. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending upon the level of income for such period.

      A.R. Baron & Company, Inc.: The following matters arise out of Bear Stearns' role as clearing broker for A.R. Baron & Company, Inc. ("Baron") from July 20, 1995 through June 28, 1996:

      (i) Fezanni, et al. v. Bear, Stearns & Co. Inc., et al.: On February 2, 1999, an action was commenced in the United States District Court for the Southern District of New York by eleven individuals or entities that allegedly purchased certain securities underwritten by Baron. Named as defendants are Bear Stearns, BSSC, a former officer of BSSC, thirteen former officers and employees of Baron, and 33 other individuals and entities that allegedly participated in alleged misconduct by Baron involving attempts to manipulate the market for securities underwritten by Baron. The complaint alleges that the Bear Stearns defendants violated Sections 9 and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and RICO, aided and abetted breach of fiduciary duty and committed common law fraud in connection with providing clearing services and financing for Baron. The complaint seeks to recover compensatory damages in excess of $6.5 million, treble damages in excess of $19.5 million, punitive damages of $6.5 million from each defendant other than Bear Stearns and BSSC, and punitive damages in the aggregate of $130 million from Bear Stearns and BSSC.

Bear Stearns has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      (ii) 110958 Ontario Inc. v. Bear, Stearns & Co. Inc., et al.: On February 19, 1997, a brokerage customer of Baron commenced an NASD arbitration proceeding against Bear Stearns, BSSC, and three Bear Stearns directors and/or officers. On September 9, 1997, an amended Statement of Claim was filed. Claimant alleges, among other things, that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and committed common law fraud, breach of contract, and negligence, in connection with alleged misconduct by Baron (for whom Bear Stearns acted as clearing broker), Baron's principal and Baron's parent corporation, The Baron Group Inc. ("BGI"), including engaging in unauthorized trading in claimant's brokerage account and fraudulently inducing claimant to give Baron a secured demand note and to invest in BGI. Claimant seeks compensatory damages of $22 million and punitive damages of $75 million.

On December 11, 2003, the NASD panel issued an award dismissing in their entirety the claims against Bear Stearns, BSSC and the three Bear Stearns directors and/or officers.

      In re Blech Securities Litigation: On October 24, 1994, a shareholder of certain biotechnology companies whose securities were underwritten by, or that otherwise had some relationship with, D. Blech & Co. ("Blech Securities"), commenced an action in the United States District Court for the Southern District of New York against D. Blech & Co., David Blech, certain money managers and investment advisors, and Bear Stearns, which had been a clearing broker for
D. Blech & Co. from September 1993 through September 1994. On December 14, 1994, the action was consolidated with three related actions. On March 27, 1995, an amended consolidated class action complaint was filed. On July 26, 1996, a second amended consolidated complaint was filed.

The second amended complaint alleges, among other things, a scheme to manipulate the market for and to inflate the prices of Blech Securities, and alleges that Bear Stearns violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and committed common law fraud. On April 2, 1997, the court dismissed plaintiffs' Section 20(a) claim. Plaintiffs seek damages in an unspecified amount.

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

On October 8, 2003, the court granted final approval to the parties' settlement of this action and dismissed this action with prejudice.

      Kennilworth Partners LP, et al. v. Bear, Stearns Securities Corp., et al.:
On May 2, 2000, Kennilworth Partners LP and Kennilworth Partners II LP commenced an NASD arbitration proceeding against BSSC and Bear Stearns. Claimants allege that respondents committed breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, common law fraud and tortious interference with contract in connection with the provision of clearing services to the claimants. Compensatory and punitive damages in excess of $50 million are sought.

      On February 17, 2004, the NASD panel issued an award dismissing in their entirety the claims against Bear Stearns and BSSC.

      McKesson HBOC, Inc.: The following matters arise out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC"). Bear Stearns believes that it has substantial defenses to the claims in each of these matters.

      (i) Saito v. McCall, et al.: In or around October 2003, three of the four plaintiffs in an action captioned Ash v. McCall, et al., filed a fourth amended complaint in a purported derivative action pending in the Chancery Court of the State of Delaware, New Castle County. Named as defendants in the fourth amended complaint are present and former officers and/or directors of HBOC, McKesson and/or McKesson HBOC, Arthur Andersen LLP, Bear Stearns, and Deloitte & Touche LLP. McKesson HBOC is named as a nominal defendant. As amended, the complaint alleges that Bear Stearns committed negligence and/or professional malpractice and breach of contract and aided and abetted a breach of fiduciary duty by directors of McKesson in connection with the merger of HBOC and McKesson. Compensatory damages in an unspecified amount are sought on behalf of McKesson HBOC.

      (ii) In re McKesson HBOC, Inc. Securities Litigation.: Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. On November 2, 1999, these actions were consolidated, and on February 25, 2000, the plaintiffs filed an amended consolidated complaint, on November 14, 2000, the plaintiffs filed a second amended consolidated complaint and on February 15, 2002, plaintiffs filed a third amended consolidated complaint. As amended, the complaint alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

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

On January 6, 2003, the court granted Bear Stearns' motion to dismiss the
Section 10(b) claim asserted in the third amended complaint, and denied Bear Stearns' motion to dismiss the Section 14(a) claim. On March 7, 2003, Bear Stearns filed an answer to the third amended complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint.

      (iii) State of Oregon, by and through the Oregon Public Employees Retirement Board v. Bear, Stearns & Co. Inc., et al.: On April 23, 2001, complaints were filed by the Utah State Retirement Board, the Public Employees' Retirement Association of Colorado and the Minnesota State Board of Investment in the Superior Court of California, City and County of San Francisco (the "Pension Fund Cases"), asserting allegations similar to those alleged in the third amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California, described above. In addition, on April 26, 2001, a similar complaint was filed in the Superior Court in San Francisco by the State of Oregon, by and through the Oregon Public Employees Retirement Board.

On August 1, 2002, the plaintiffs in each of these actions filed amended complaints, and on October 7, 2002, these actions were consolidated for pre-trial purposes with the Merrill Lynch Fundamental Growth Fund, Inc. action described below.

On October 17, 2002, the plaintiffs in the Pension Fund Cases filed a consolidated amended complaint. Named as defendants are McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. As amended, the complaint alleges that Bear Stearns violated Section 25500 of the California Business and Professions Code and California Civil Code Sections 1709 and 1710, and committed common law fraud and deceit and negligent misrepresentation based on allegations similar to those in the third amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California, described above. Compensatory and punitive damages in unspecified amounts are sought.

On April 21, 2003, Bear Stearns filed an answer to the amended and consolidated complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint.

      (iv) Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al.: On or around March 19, 2002, an action was commenced against, among others, Bear Stearns in the Superior Court of the State of California, County of San Francisco, by two investment funds that acquired the common stock of McKesson HBOC between February 5 and March 12, 1999. On August 8, 2002, plaintiffs filed an amended complaint and thereafter a second and third amended complaint that did not name Bear Stearns as a defendant. On October 7, 2002, this action was consolidated with the Pension Fund Cases described above for pre-trial purposes (although the plaintiffs in this action will not join or be plaintiffs in the consolidated complaint to be filed by the plaintiffs in the Pension Fund Cases).

On September 26, 2003, the court granted plaintiffs' motion for leave to file a fourth amended complaint adding Bear Stearns as a defendant. Also named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC and Arthur Andersen. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud and negligent misrepresentation in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

Bear Stearns has filed an answer to the fourth amended complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses to the claims in the complaint.

      (v) Kelly v. Bear, Stearns & Co. Inc., et al.: On April 19, 2001, a complaint was filed in the Court of Common Pleas, Trial Division, Philadelphia County, Pennsylvania, by former shareholders of KWS&P, Inc. and KWS&P/SFA, Inc. (collectively, "KWS&P") against the Company and a former employee of the Company arising out of the Company's engagement by KWS&P in connection with a merger between KWS&P and McKesson HBOC. The complaint alleges claims based on common law fraud, civil conspiracy, breach of fiduciary duty, tortious interference with contract, misrepresentation and omission, negligence and violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law as well as for negligent supervision against the Company. Compensatory and punitive damages in an unspecified amount are sought.

On December 18, 2001, the court sustained defendants' preliminary objections and dismissed the complaint. On September 9, 2002, the Pennsylvania Superior Court affirmed the lower court's order granting Bear Stearns' motion to dismiss the complaint in this action on the ground that venue was improper.

On April 26, 2002, plaintiffs in this action filed a lawsuit alleging similar claims in the Supreme Court, State of New York, New York County, and on March 28, 2003, plaintiffs filed an amended complaint against the same defendants as were named in the complaint filed in Pennsylvania. The amended complaint alleges claims based on, among other things, common law fraud, gross negligence, negligent supervision, aiding and abetting fraud, unjust enrichment and breach of the contractual covenant of good faith and fair dealing in connection with the merger of McKesson and HBOC. Compensatory and punitive damages in unspecified amounts are sought.

On September 18, 2003, the court approved a stipulation among the parties dismissing this action with prejudice.

      (vi) Pacha, et al v. McKesson HBOC, Inc., et al.: On July 27, 2001, an action was commenced in the United States District Court for the Northern District of California by individuals who owned McKesson common stock that was converted into common stock of McKesson HBOC in connection with the McKesson/HBOC merger. Named as defendants are McKesson HBOC, certain present or former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Exchange Act and aided and abetted a breach of fiduciary duty in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory and punitive damages in an unspecified amount are sought.

On November 13, 2001, this action was consolidated for pre-trial purposes with the In re McKesson HBOC, Inc. Securities Litigation described above.

      Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.: On April 24, 2001, an action was commenced in the United States Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Limited ("MIFL"). BSSC is the sole defendant. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were "fraudulent transfers" made in violation of Sections 548 and 550 of the United States Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

On March 21, 2002, the district court dismissed the trustee's claims seeking to recover allegedly fraudulent transfers in amounts exceeding $1.9 billion. The district court also remanded to the bankruptcy court the trustee's remaining claims, which seek to recover allegedly fraudulent transfers in the amount of $141.4 million and to equitably subordinate any claim that may be asserted by BSSC against MIFL to the claims of other creditors.

On October 17, 2002, BSSC filed an answer to the complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses.

      Levitt, et al. v. Bear Stearns, et al.: On February 16, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster & Co., Inc. ("Sterling Foster") between September 4, 1996 and December 31, 1996. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

On March 15, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

On June 27, 2002, the court granted defendants' motion and dismissed this action in its entirety. On August 1, 2002, plaintiff filed a notice of appeal from the district court order dismissing the complaint in this action. On August 13, 2003, the United States Court of Appeals for the Second Circuit reversed the district court order granting defendants' motion to dismiss and remanded the action to the district court.

Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in these litigations, and believe that they have substantial defenses to these claims.

      Enron Corp.: The following matters arise out of Bear Stearns' business transactions with Enron Corp. ("Enron").

      (i) Purported Securities Actions: Bear Stearns and numerous other defendants are named in certain actions commenced beginning on October 15, 2002 in the Superior Court of the State of California, state court in Iowa and the United States District Court for the Southern District of Texas brought by purchasers of securities issued by Osprey Trust, Osprey I, Inc., Enron and certain other entities related to Enron. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law and common law claims, including fraud, and seek compensatory and/or punitive damages in unspecified amounts.

      (ii) Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.: On November 25, 2003, Bear, Stearns International Limited ("BSIL") and BSSC were named as defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the United States Bankruptcy Court for the Southern District of New York. Plaintiffs seek, inter alia, to recover payments, totaling approximately $26 million, that they allegedly made to BSIL and BSSC during August 2001 in connection with an equity derivative contract between BSIL and Enron. According to the complaint, Enron's payments constituted (a) fraudulent transfers, under Section 548(a) of the United States Bankruptcy Code and under applicable state law and (b) an unlawful redemption of Enron common stock in violation of Oregon law. Enron seeks judgment (a) avoiding and setting aside Enron's August 2001 payments to BSIL and BSSC, (b) directing BSIL and BSSC to pay Enron approximately $26 million, plus prejudgment interest, (c) declaring that Enron's August 2001 payments violated Oregon law, (d) disallowing any claims by BSIL and BSSC in connection with Enron's bankruptcy proceedings until they have returned the August 2001 payments to Enron and (e) awarding Enron its reasonable attorneys' fees and costs incurred in connection with the action.

      (iii) Enron Corp. v. International Finance Corp., et al.: On November 20, 2003, numerous parties, including Bear Stearns, were named as defendants in an adversary proceeding commenced by Enron in the United States Bankruptcy Court for the Southern District of New York. The complaint asserts, inter alia, that certain alleged payments by Enron during May 2001 (the "May 2001 Payments") in connection with the purchase from certain defendants of notes issued by ENA CLO I Trust, including a payment to Bear Stearns of approximately $34 million, constituted fraudulent transfers in violation of Section 548(a)(1)(B) of the United States Bankruptcy Code. As to Bear Stearns, Enron seeks an order (a) directing BSCI to pay Enron approximately $34 million, plus prejudgment interest, (b) disallowing any claims by BSCI in connection with Enron's bankruptcy proceedings until Bear Stearns has paid that amount to Enron and (c) awarding Enron its reasonable attorneys' fees and costs incurred in connection with the proceeding.

Bear Stearns denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      David Shaev Profit Sharing Account F/B/O David Shaev v. James E. Cayne, et al.: On or about May 22, 2003, the David Shaev Profit Sharing Account F/B/O David Shaev commenced a purported shareholder derivative action in the Supreme Court of the State of New York, County of New York. Plaintiff filed an amended complaint on December 5, 2003. Named as defendants are the Company's board of directors. The Company is named as a nominal defendant. The complaint asserts a single claim for breach of fiduciary duty against defendants in connection with events that gave rise to the research analyst related settlement described below. Plaintiff seeks compensatory damages in unspecified amounts and an order that all individual defendants "remit to the Company all of their compensation received for the periods when they breached their fiduciary duties."

Bear Stearns denies all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

      IPO Allocation Securities and Antitrust Litigations

The Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during 2001 and 2002 in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). The complaints in these purported class actions generally allege, among other things, that between 1998 and 2000: (i) the underwriters of certain "hot" IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation and/or (ii) the underwriters' customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions.

Beginning on April 19, 2002, the plaintiffs in these litigations filed amended complaints by virtue of which the public offerings of each of the 308 issuers is now the subject of a separate complaint. Bear Stearns is a defendant in 94 of these amended complaints. As amended, the complaints allege, among other things, that the underwriters, including Bear Stearns, violated Section 11 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the wrongdoing alleged in the original complaints and by causing their securities analysts to issue unwarranted positive reports regarding the issuers. Compensatory damages in unspecified amounts are sought.

In January 2002, the Company was named as a defendant, along with nine other financial services firms, in an antitrust complaint filed in the same court on behalf of a putative class of purchasers who, either in IPOs or the aftermarket, purchased technology-related securities during the period March 1997 to December 2000. Plaintiffs allege that the defendants conspired to require that customers, in return for an allocation in the IPOs, (i) pay charges in addition to the IPO price, such as non-competitively determined commissions on the purchase or sale of other securities and/or (ii) agree to purchase the IPO securities in the aftermarket at prices above the IPO price. Plaintiffs claim that these alleged practices violated Section 1 of the Sherman Act and state antitrust laws and seek compensatory and treble damages. On November 6, 2003, the Court granted the motion of the defendants (including the Company) to dismiss all claims asserted against them by these antitrust plaintiffs. The plaintiffs have appealed that decision to the Second Circuit Court of Appeals.

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

Pursuant to the settlement, which resolved the research aspects of the investigations, but not the NASD's investigations relating to IPO practices, Bear Stearns has consented, among other things, to (i) pay an aggregate of $25 million as penalties, (ii) pay an aggregate of $25 million as disgorgement to a distribution fund for the benefit of certain customers, (iii) contribute $25 million to provide independent third-party research over five years to clients,
(iv) contribute an aggregate of $5 million over five years for investor education, (v) adopt various additional policies, systems, procedures and other safeguards to ensure further the integrity of Bear

Stearns' investment research and (vi) be permanently restrained and enjoined from violating certain rules of the NYSE and NASD relating to investment research activities. In connection with the settlement, Bear Stearns has also consented to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. On October 31, 2003, the United States District Court for the Southern District of New York entered a series of orders effectuating the settlement.

The State of New Jersey, Bureau of Securities acted as Bear Stearns' lead state regulator in connection with the settlement. To date, Bear Stearns has reached similar arrangements with most of the states, the District of Columbia and the Commonwealth of Puerto Rico and expects to reach similar arrangements with all of the remaining states. Any monetary penalties and other payments required by such arrangements are expected to be included within the aggregate amounts discussed above.

In May 2003, the SEC, NYSE and NASD issued subpoenas to the Company requesting documents and information in connection with its continuing investigation, focusing on supervision by the heads of equity research and investment banking as well as the chief executive officer. The SEC issued similar subpoenas to all of the firms that recently settled the research investigations.

The State of West Virginia by its Attorney General is charging Bear Stearns and the other securities firms that are participants in the research settlement with violations of the West Virginia Consumer Credit and Protection Act. The Attorney General is seeking a statutory penalty of $5,000 per violation for each and every purported violation by each firm, including Bear Stearns, of the West Virginia Consumer Credit and Protection Act. The Company has denied all allegations of wrongdoing asserted against it in this litigation and believes it has substantial defenses to these claims brought by the State of West Virginia.

      IPO Underwriting Fee Antitrust Litigation: Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the United States District Court for the Southern District of New York. The first consolidated action, filed on March 15, 2001, purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the "Purchaser Action"). The second consolidated action, filed on July 6, 2001, purports to be brought on behalf of a putative class of issuers of stock in initial public offerings (the "Issuer Action"). Each suit alleges that the Company violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The plaintiff in each action seeks injunctive relief and treble damages.

On February 14, 2001, the court dismissed the complaint in the Purchaser Action. On December 13, 2002, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the lower court for consideration of other grounds asserted, but not considered by the lower court, in defendants' motion to dismiss the complaint.

The Company has denied all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      Mutual Fund Matters: The following matters arise out of mutual fund trading:

      (i) Inquiries and Investigations: The Company and/or its subsidiaries have received requests for information and subpoenas from a number of federal and state agencies seeking information in connection with mutual fund trading investigations, including the United States Attorney's Office for the Southern District of New York, the SEC, the Commodity Futures Trading Commission, the NASD, the NYSE, the Office of the New York Attorney General, and the Office of the New Jersey Attorney General. The Company is cooperating fully with each of these inquiries or investigations.

      (ii) Pflugrath v. The Bear Stearns Companies, Inc. et al.: As previously disclosed, on November 7, 2003, BSSC, the Company and Bear Stearns, together with 18 other entities and individuals, were named as defendants in a purported class action lawsuit, in the United States District Court for the Southern District of New York by a mutual fund investor on behalf of persons who purchased and/or sold ownership units of mutual funds in the Janus or Putnam families of mutual funds between November 1, 1998 and July 3, 2003. On January 26, 2004, plaintiff filed a first amended complaint, again on behalf of persons who traded in the Janus or Putnam families of mutual funds, against the same Bear Stearns entities and 16 other entities and individuals, including mutual funds and other financial institutions. On October 22, 2003, another purported class action was filed on behalf of the general public of the State of California against multiple defendants, including the Company, with respect to various mutual funds. Both of these actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount.

Bear Stearns denies all allegations of wrongdoing in connection with these litigations and believes that it has substantial defenses to the claims.

      Specialist Matters

Bear Wagner Specialists LLC ("Bear Wagner"): Bear Wagner, an indirect subsidiary of the Company, has entered into an agreement in principle with the NYSE and the staff of the SEC to settle certain previously disclosed claims concerning specialist trading activity. The settlement is subject to final approval by the NYSE and the SEC. Pursuant to the agreement in principle, Bear Wagner, without admitting or denying the claims, will pay an aggregate of $16.3 million, consisting of $10.8 million towards restitution to customers and $5.5 million in civil penalties. The settlement would not resolve the related civil actions discussed below (although a significant portion of the payment is expected to be committed to restitution for allegedly injured investors), or potential regulatory charges against individuals.

Bear Wagner is among numerous defendants named in purported class actions brought on behalf of investors beginning in October 2003 in the United States District Court for the Southern District of New York alleging violations of the federal securities laws in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution, and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Bear Wagner and the Company are also among the defendants in a purported class action filed in December 2003 in California Superior Court, Los Angeles County alleging violation of California law in connection with the same conduct.

Bear Wagner and the Company deny all allegations of wrongdoing in the class action specialist litigations and believe they have substantial defenses to the claims.

                            *           *           *

      The Company and/or its subsidiaries also have been named as defendants in numerous other civil actions arising out of its activities as a broker and dealer, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Several of these actions allege damages in large or indeterminate amounts and some of these actions are class actions. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material effect on the financial condition of the Company, taken as a whole; such resolution, may, however, have a material effect on the operating results in any future period, depending upon the level of income for such period.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Executive Officers of the Company

      The following table sets forth certain information as of January 31, 2004 concerning executive officers of the Company.

                                          Age as of January
                 Name                         31, 2004                         Principal Occupation
------------------------------------- ----------------------- -------------------------------------------------------
James E. Cayne.......................            69           Chairman of the Board and Chief Executive Officer of
                                                              the Company and Bear Stearns and member of the
                                                              Executive Committee of the Company (the "Executive
                                                              Committee")

Jeffrey M. Farber....................            39           Controller of the Company and Bear Stearns

Alan C. Greenberg....................            76           Chairman of the Executive Committee

Mark E. Lehman.......................            52           Executive Vice President and member of the Executive
                                                              Committee

Michael Minikes......................            60           Treasurer of the Company and Bear Stearns

Samuel L. Molinaro Jr................            46           Executive Vice President and Chief Financial Officer
                                                              of the Company and Bear Stearns and member of the
                                                              Executive Committee

Alan D. Schwartz.......................          53           President and Co-Chief Operating Officer of the
                                                              Company and Bear Stearns and member of the Executive
                                                              Committee

Michael S. Solender...................           39           General Counsel of the Company and Bear Stearns

Warren J. Spector......................          46           President and Co-Chief Operating Officer of the
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

      Mr. Farber has been Controller of the Company and Bear Stearns since January 7, 2004. Mr. Farber was Assistant Controller of the Company from May 2000 to January 7, 2004 and Senior Managing Director of Bear Stearns. Prior to May 2000, Mr. Farber was a partner with Deloitte & Touche LLP.

      Mr. Greenberg has been Chairman of the Executive Committee for more than the past five years and prior to June 25, 2001, was Chairman of the Board of the Company for more than the past five years.

      Mr. Lehman has been an Executive Vice President of the Company and Bear Stearns for more than the past five years and prior to January 29, 2004, was General Counsel of the Company and Bear Stearns for more than the past five years.

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

      Mr. Solender became General Counsel of the Company and Bear Stearns on January 29, 2004. From February 11, 2002 to January 29, 2004, Mr. Solender was a Senior Managing Director in the Legal Department of Bear Stearns. Mr. Solender was a partner at the law firm of Arnold & Porter LLP from January 1997 to January 2000 and November 2001 to February 2002 and General Counsel of the U.S. Consumer Product Safety Commission from January 2000 to November 2001.

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

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter covered by this annual report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2004 Annual Meeting of Stockholders to be held on March 31, 2004, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

Item 14. Principal Accountant Fees and Services.

      The information required to be furnished pursuant to this item will be set forth under the caption "Fees Paid to Independent Auditors" in the Proxy Statement, and is incorporated herein by reference.

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

(3)(a)(3) Certificate of Stock Designation relating to the registrant's 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to
            Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).

(3)(a)(4) Certificate of Stock Designation relating to the registrant's 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to
            Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on April 20, 1998).

(3)(a)(5) Certificate of Stock Designation relating to the registrant's 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to
            Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on June 18, 1998).

(3)(a)(6) Certificate of Elimination of the Cumulative Convertible Preferred Stock, Series A; Cumulative Convertible Preferred Stock, Series B; Cumulative Convertible Preferred Stock, Series C; and Cumulative Convertible Preferred Stock, Series D of the registrant (incorporated by reference to Exhibit 4(d)(9) to the registrant's Current Report on Form 8-K filed with the Commission on January 15,
            2002).

(3)(a)(7) Certificate of Elimination of the 7.88% Cumulative Convertible Preferred Stock, Series B of the registrant (incorporated by reference to Exhibit 4(d)(10) to the registrant's Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(8) Certificate of Elimination of the 7.60% Cumulative Convertible Preferred Stock, Series C of the registrant (incorporated by reference to Exhibit 4(d)(11) to the registrant's Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(9) Certificate of Elimination of the Adjustable Rate Cumulative Preferred Stock, Series A of the registrant (incorporated by reference to the registrant's Post-Effective Amendment No. 2 to Form S-8 (File No. 33-108976).

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

(4)(e) Warrant Agreement, dated July 9, 2003, between the registrant and JPMorgan Chase Bank, as warrant agent (incorporated by reference to Exhibit 4.1(a) to the registrant's registration statement on Form 8-A filed on July 17, 2003).

(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 (incorporated by reference to Exhibit (10)(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended December 31, 1999).*

(10)(a)(2) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of November 29, 2000 for Plan Years beginning on or after July 1, 1999 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 23, 2001).*

(10)(a)(3) Performance Compensation Plan, as amended and restated as of February 24, 2003 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 28, 2003).*

(10)(a)(4) Stock Award Plan, as amended and restated as of March 26, 2002 (incorporated by reference to Exhibit 4(c) to the registrant's registration statement on Form S-8 (File No. 333-86060)).*

(10)(a)(5) Non-Employee Directors' Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*

(10)(a)(6) Restricted Stock Unit Plan, as of November 29, 2000 (incorporated by reference to Exhibit 10(a)(6) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 23, 2001).*

(10)(a)(7) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(8) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*

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

(10)(b)(2) First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P.

            and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit 10(b)(2) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2001).

(10)(b)(3) Second Amendment to Lease, dated April 23, 2003, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One Metrotech Center, Brooklyn, New York.

(11) Statement regarding: computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 9 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

(12) Statement regarding: computation of ratio of earnings to fixed charges and computation of ratio of earnings to fixed charges and preferred stock dividends.

(13) 2003 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(14)        Code of Business Conduct and Ethics.

(21)        Subsidiaries of the registrant.

(23)        Consent of Deloitte & Touche LLP.

(31.1) Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Executive Compensation Plans and Arrangements

            (b) Reports on Form 8-K.

                  The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:

                  (i) A Current Report on Form 8-K dated September 18, 2003 and filed September 18, 2003, pertaining to the Company's results of operations for the quarter ended August 31, 2003.

                  (ii) A Current Report on Form 8-K dated September 25, 2003 and filed October 1, 2003, pertaining to the form of Medium-Term Note, Series B (principal protected notes linked to the S&P 500 Index due October 1, 2008) ("Index Linked Notes"), issued by the Company, an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences in connection with the offering of the Index Linked Notes and a consent in connection with the offering of the Index Linked Notes.

                  (iii) A Current Report on Form 8-K dated October 21, 2003 and filed October 28, 2003, pertaining to an opinion of Cadwalader, Wickersham & Taft LLP as to the legality of the 4.50% Global Notes due 2010 ("Global Notes") issued by the Company, certain federal income tax consequences in connection with the offering of the Global Notes, and a consent in connection with the offering of the Global Notes.

                  (iv) A Current Report on Form 8-K dated November 17, 2003 and filed November 18, 2003, pertaining to the form of Joinder Agreement amending the IncomeNotesSM Distribution Agreement, opinions of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences in connection with the offering of the Medium-Term Notes and IncomeNotesSM, and consents in connection with the offering of the Medium-Term Notes and IncomeNotesSM.

                  (v) A Current Report on Form 8-K dated and filed on November 21, 2003, pertaining to disclosure of certain proceedings regarding trading in shares of mutual funds.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2004.

                                               THE BEAR STEARNS COMPANIES INC.
                                                        (Registrant)

                                               By:  /s/ SAMUEL L. MOLINARO JR.
                                               ................................

                                                  Samuel L. Molinaro Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2004.

           NAME                                      TITLE

   /s/ ALAN C. GREENBERG
.............................
     Alan C. Greenberg             Chairman of the Executive Committee
                                   and Director

     /s/ JAMES E. CAYNE
.............................       Chairman of the Board and Chief Executive
                                   Officer James E. Cayne (Principal Executive
                                   Officer) and Director

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

           NAME                                      TITLE

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

   /s/ JEFFREY M. FARBER
.............................
      Jeffrey M. Farber            Controller (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                           ITEMS 15(a)(1) and 15(a)(2)

                                                                                                                 Page Reference

Financial Statements                                                                                          Form        Annual
--------------------                                                                                          10-K        Report*
                                                                                                              ----        -------
Independent Auditors' Report                                                                                                 54

The Bear Stearns Companies Inc.
-------------------------------

(i)      Consolidated Statements of Income--fiscal years ended November 30, 2003, 2002 and 2001                              55

(ii)     Consolidated Statements of Financial Condition at November 30, 2003 and November 30, 2002                           56

(iii)    Consolidated Statements of Cash Flows--fiscal years ended November 30, 2003, 2002 and 2001                          57

(iv)     Consolidated Statements of Changes in Stockholders' Equity--fiscal years ended November 30, 2003,                 58-59
         2002 and 2001

(v)      Notes to Consolidated Financial Statements                                                                        60-84

Financial Statement Schedules
-----------------------------

         Independent Auditors' Report                                                                           F-2

I        Condensed financial information of registrant                                                       F-3 - F-6

*     Incorporated by reference from the indicated pages of the 2003 Annual
      Report to Stockholders.

      All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

                      [LETTERHEAD OF DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.:

We have audited the consolidated statements of financial condition of The Bear Stearns Companies Inc. and subsidiaries (the "Company") as of fiscal years ended November 30, 2003 and November 30, 2002, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended November 30, 2003, and have issued our report thereon dated February 13, 2004 (which report expresses an unqualified opinion and an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," in 2003); such consolidated financial statements and report are included in the Company's Annual Report to Stockholders on Form 10-K and are incorporated herein by reference. Our audits also included the financial statement schedules of The Bear Stearns Companies Inc. (Parent Company Only), listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," in the fiscal year ended November 30, 2003.


/s/ Deloitte & Touche LLP

New York, New York
February 13, 2004

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (in thousands)

                                                                          Fiscal Year           Fiscal Year           Fiscal Year
                                                                             Ended                 Ended                 Ended
                                                                       November 30, 2003     November 30, 2002     November 30, 2001
                                                                       -----------------     -----------------     -----------------
REVENUES
Interest ..........................................................        $   418,744           $   504,086          $ 1,327,435
Other .............................................................            229,091               259,236              331,757
                                                                           -----------           -----------          -----------
                                                                               647,835               763,322            1,659,192
                                                                           -----------           -----------          -----------
EXPENSES
Interest ..........................................................            625,911               770,735            1,752,063
Other .............................................................            144,119               171,525              214,748
                                                                           -----------           -----------          -----------
                                                                               770,030               942,260            1,966,811
                                                                           -----------           -----------          -----------
Loss before benefit from income taxes, cumulative
   effect of change in accounting principle and
   equity in earnings of subsidiaries .............................           (122,195)             (178,938)            (307,619)
Benefit from income taxes .........................................              1,085                   514              180,162
                                                                           -----------           -----------          -----------
Loss before cumulative effect of change in accounting principle and
   equity in earnings of subsidiaries .............................           (121,110)             (178,424)            (127,457)
Cumulative effect of change in accounting principle,
   net of tax .....................................................                 --                    --               (6,273)
Equity in earnings of subsidiaries, net of tax ....................          1,277,516             1,056,769              752,422
                                                                           -----------           -----------          -----------
Net income ........................................................        $ 1,156,406           $   878,345          $   618,692
                                                                           ===========           ===========          ===========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (in thousands, except share data)

                                                                                           November 30, 2003       November 30, 2002
                                                                                           -----------------       -----------------
ASSETS
Cash and cash equivalents ............................................................       $     49,956            $         --

Securities purchased under agreements to resell ......................................            213,985                  94,013
Receivables from subsidiaries ........................................................         29,508,172              27,160,708
Subordinated loans receivable from subsidiaries ......................................          6,327,813               5,289,478
Investments in subsidiaries, at equity ...............................................          6,289,361               6,146,820
Other assets .........................................................................          3,251,293               2,674,106
                                                                                             ------------            ------------
Total Assets .........................................................................       $ 45,640,580            $ 41,365,125
                                                                                             ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings ................................................................       $  5,385,317            $  8,825,971
Payables to subsidiaries .............................................................          2,710,024               1,878,983
Other liabilities and accrued expenses ...............................................          1,348,993                 959,520
                                                                                             ------------            ------------
                                                                                                9,444,334              11,664,474
                                                                                             ------------            ------------

Commitments and contingencies (Note 16)
Long-term borrowings .................................................................         28,163,658              22,756,068
Long-term borrowings from subsidiaries ...............................................            562,500                 562,500
STOCKHOLDERS' EQUITY
Preferred stock ......................................................................            538,415                 692,832
Common stock, $1.00 par value; 500,000,000 shares authorized as of
November 30, 2003 and November 30, 2002; 184,805,848 shares
issued as of November 30, 2003 and November 30, 2002 .................................            184,806                 184,806
Paid-in capital ......................................................................          3,245,380               2,866,290
Retained earnings ....................................................................          4,954,508               3,909,272
Employee stock compensation plans ....................................................          2,299,170               2,213,979
Unearned compensation ................................................................           (188,952)               (208,588)
Treasury stock, at cost:
   Adjustable Rate Cumulative Preferred Stock Series A: 2,520,750
     shares as of November 30, 2002 ..................................................                 --                (103,421)
   Common stock: 82,233,811 and 84,781,479 shares as of
     November 30, 2003 and November 30, 2002, respectively ...........................         (3,563,239)             (3,173,087)
                                                                                             ------------            ------------
Total Stockholders' Equity ...........................................................          7,470,088               6,382,083
                                                                                             ------------            ------------
Total Liabilities and Stockholders' Equity ...........................................       $ 45,640,580            $ 41,365,125
                                                                                             ============            ============

  See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Fiscal Year          Fiscal Year           Fiscal Year
                                                                              Ended                Ended                 Ended
                                                                        November 30, 2003    November 30, 2002     November 30, 2001
                                                                        -----------------    -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................      $  1,156,406        $    878,345         $    618,692
Adjustments to reconcile net income to cash provided
by operating activities:
     Employee stock compensation plans ..............................           729,406             533,240              355,612
     Equity in earnings of subsidiaries, net of
     dividends received .............................................          (253,424)            112,141               (1,032)
     Other ..........................................................            10,467              16,043               16,423
(Increases) decreases in assets:
     Securities purchased under agreements to resell ................          (119,972)            (94,013)                  --
     Other assets ...................................................          (492,181)             83,571              107,161
Increases (decreases) in liabilities:
   Payables to subsidiaries .........................................           831,041             891,019              314,278
   Other liabilities and accrued expenses ...........................           636,948             652,257             (174,992)
                                                                           ------------        ------------         ------------
Cash provided by operating activities ...............................         2,498,691           3,072,603            1,236,142
                                                                           ------------        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) short-term borrowings ............................        (3,440,654)           (467,895)          (3,565,215)
Net proceeds from issuance of long-term borrowings ..................        10,719,849           4,764,610            6,103,526
(Decrease) increase in long-term borrowings from subsidiaries .......                --            (215,464)             254,231
Issuance of common stock ............................................            78,004              26,436                  288
Redemption of preferred stock .......................................           (27,659)            (91,336)                  --
Payments for:
   Retirement of long-term borrowings ...............................        (5,789,579)         (5,083,978)          (4,149,578)
   Treasury stock purchases .........................................          (986,193)           (629,664)          (1,048,015)
Cash dividends paid .................................................          (104,964)            (97,544)            (100,206)
                                                                           ------------        ------------         ------------
Cash provided by (used in) financing activities .....................           448,804          (1,794,835)          (2,504,969)
                                                                           ------------        ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Receivables from subsidiaries .......................................        (2,009,171)         (6,957,557)           7,538,113
Subordinated loans receivable from subsidiaries .....................        (1,038,335)           (592,478)            (200,000)
Investments in subsidiaries, net ....................................           110,883            (376,947)             (73,406)
Business acquisition ................................................                --                  --             (242,983)
Purchases of investment securities and other assets .................          (190,095)            (79,924)             (48,930)
Proceeds from sale of investment securities and other assets ........           229,179              16,558                3,826
                                                                           ------------        ------------         ------------
Cash (used in) provided by investing activities .....................        (2,897,539)         (7,990,348)           6,976,620
                                                                           ------------        ------------         ------------
Net increase (decrease) in cash and cash equivalents ................            49,956          (6,712,580)           5,707,793
Cash and cash equivalents, beginning of fiscal year .................                --           6,712,580            1,004,787
                                                                           ------------        ------------         ------------
Cash and cash equivalents, end of fiscal year .......................      $     49,956        $         --         $  6,712,580
                                                                           ============        ============         ============

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

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

      The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2003 Annual Report to Stockholders (the "Annual Report") incorporated by reference in this Form 10-K.

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

      Investments in wholly-owned subsidiaries are accounted for using the equity method.

      For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

      o     Summary of Significant Accounting Policies (Note 1)

      o     Long-Term Borrowings (Note 5)

      o Preferred Stock (Note 8 - refer to section entitled "Preferred Stock Issued by The Bear Stearns Companies Inc.")

      o     Employee Benefit Plan (Note 10)

      o     Stock Compensation Plans (Note 11)

      o     Commitments and Contingencies (Note 16)

      The Company engages in derivatives activities in order to modify the interest rate characteristics of its long and short-term debt. See "Non-Trading Derivatives Activity" section of Note 12 to the Consolidated Financial Statements in the Annual Report.

2.    Statement of Cash Flows

      Income taxes paid (consolidated) totaled approximately $503.3 million, $221.5 million and $55 million for the fiscal years ended November 30, 2003, 2002 and 2001, respectively. Cash payments for interest approximated interest expense for each of the periods presented.

3.    Transactions with Subsidiaries

      The Company received from its consolidated subsidiaries dividends of approximately $1,024 million, $1,169 million and $751 million for the fiscal years ended November 30, 2003, 2002 and 2001, respectively.

      The Company has transactions with its subsidiaries determined on an agreed-upon basis. The Company also guarantees certain unsecured lines of credit and certain other obligations of subsidiaries, including obligations associated with foreign exchange forward contracts and interest rate swap transactions. Additionally, the Company guarantees certain obligations related to Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities issued by subsidiaries.

      The Company also issues guarantees of counterparty obligations to subsidiaries in connection with certain activities of such subsidiaries.