Form 10-Q
period 2004-02-29
BEAR STEARNS COMPANIES INC
filed 2004-04-14
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended February 29, 2004

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

      As of April 12, 2004, the latest practicable date, there were 104,929,558 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Available Information                                                          3

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income (Unaudited) for
            the three months ended February 29, 2004 and February 28,
            2003                                                               4

            Condensed Consolidated Statements of Financial Condition as
            of February 29, 2004 (Unaudited) and November 30, 2003
            (Audited)                                                          5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended February 29, 2004 and February
            28, 2003                                                           6

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                        7

            Independent Accountants' Report                                   30

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         31

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        55

Item 4.     Controls and Procedures                                           61

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 62

Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases
            of Equity Securities                                              64

Item 5.     Other Information                                                 65

Item 6.     Exhibits and Reports on Form 8-K                                  66

            Signature                                                         68

                              AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries ("Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

The Company's public internet site is http://www.bearstearns.com. The Company makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's internet site. Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the "Code") governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns". You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.

Part I - Financial Information
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                             (Unaudited)
                                                         Three Months Ended
                                                     ---------------------------
                                                     February 29,   February 28,
(in thousands, except share and per share data)          2004           2003
                                                     ------------   ------------
REVENUES
   Commissions                                       $    308,103   $    241,915
   Principal transactions                                 946,862        968,464
   Investment banking                                     260,410        167,583
   Interest and dividends                                 520,464        434,159
   Other income                                            45,606         25,794
                                                     ------------   ------------
     Total revenues                                     2,081,445      1,837,915
   Interest expense                                       355,522        322,481
                                                     ------------   ------------
     Revenues, net of interest expense                  1,725,923      1,515,434
                                                     ------------   ------------
NON-INTEREST EXPENSES
   Employee compensation and benefits                     849,148        757,889
   Floor brokerage, exchange and clearance fees            56,900         44,680
   Communications and technology                           93,828         92,740
   Occupancy                                               33,615         34,943
   Advertising and market development                      25,901         25,210
   Professional fees                                       41,800         28,453
   Other expenses                                          93,753        106,320
                                                     ------------   ------------
     Total non-interest expenses                        1,194,945      1,090,235
                                                     ------------   ------------
   Income before provision for income taxes               530,978        425,199
   Provision for income taxes                             169,913        150,946
                                                     ------------   ------------
   Net income                                        $    361,065   $    274,253
                                                     ============   ============
   Net income applicable to common shares            $    353,646   $    266,261
                                                     ============   ============
   Basic earnings per share                          $       2.88   $       2.21
                                                     ============   ============
   Diluted earnings per share                        $       2.57   $       2.00
                                                     ============   ============
      Weighted average common shares outstanding:
         Basic                                        129,118,964    129,773,603
                                                     ============   ============
         Diluted                                      147,108,483    147,029,224
                                                     ============   ============
   Cash dividends declared per common share          $       0.20   $       0.17
                                                     ============   ============

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                          (Unaudited)
                                                                          February 29,    November 30,
(in thousands, except share data)                                             2004            2003
                                                                          ------------    ------------
ASSETS
   Cash and cash equivalents                                              $  1,887,895    $  3,837,570
   Cash and securities deposited with clearing organizations or
     segregated in compliance with federal regulations                       8,626,117       8,657,065
   Securities purchased under agreements to resell                          37,232,821      33,822,695
   Securities received as collateral                                         6,264,219       5,496,832
   Securities borrowed                                                      72,263,959      73,317,962
   Receivables:
     Customers                                                              22,421,334      19,646,879
     Brokers, dealers and others                                             2,983,471       3,730,306
     Interest and dividends                                                    197,685         268,054
   Financial instruments owned, at fair value
       Pledged as collateral                                                32,884,545      32,349,781
       Not pledged as collateral                                            36,414,686      26,882,877
   Assets of variable interest entities                                      1,116,405              --
   Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $854,215 and $816,646 in 2004
     and 2003, respectively                                                    376,891         381,262
   Other assets                                                              3,980,872       3,776,827
                                                                          ------------    ------------
   Total Assets                                                           $226,650,900    $212,168,110
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                                  $ 12,445,140    $ 13,387,662
   Securities sold under agreements to repurchase                           45,935,573      47,464,156
   Obligation to return securities received as collateral                    6,264,219       5,496,832
   Securities loaned                                                         7,255,021       6,648,165
   Payables:
     Customers                                                              74,034,432      68,666,893
     Brokers, dealers and others                                             3,607,052       2,676,351
     Interest and dividends                                                    544,322         567,575
   Financial instruments sold, but not yet purchased, at fair value         33,136,421      27,109,147
   Liabilities of variable interest entities                                 1,116,405              --
   Accrued employee compensation and benefits                                  754,243       1,376,215
   Other liabilities and accrued expenses                                    1,587,166       1,312,061
                                                                          ------------    ------------
                                                                           186,679,994     174,705,057
                                                                          ------------    ------------
   Commitments and contingencies (Note 4)
   Long-term borrowings                                                     32,153,129      29,430,465
                                                                          ------------    ------------
   Guaranteed Preferred Beneficial Interests in Company Subordinated
     Debt Securities                                                                --         562,500
                                                                          ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock                                                             497,452         538,415
   Common stock, $1.00 par value; 500,000,000 shares authorized as of
     February 29, 2004 and November 30, 2003; 184,805,848 shares issued
     as of February 29, 2004 and November 30, 2003                             184,806         184,806
   Paid-in capital                                                           3,310,047       3,245,380
   Retained earnings                                                         5,278,092       4,954,508
   Employee stock compensation plans                                         2,222,835       2,299,170
   Unearned compensation                                                      (170,005)       (188,952)
   Treasury stock, at cost:
     Common stock: 80,212,203 and 82,233,811 shares as of February 29,
       2004 and November 30, 2003, respectively                             (3,505,450)     (3,563,239)
                                                                          ------------    ------------
   Total Stockholders' Equity                                                7,817,777       7,470,088
                                                                          ------------    ------------
   Total Liabilities and Stockholders' Equity                             $226,650,900    $212,168,110
                                                                          ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                     (Unaudited)
                                                                                 Three Months Ended
                                                                            ----------------------------
                                                                            February 29,    February 28,
(in thousands)                                                                  2004            2003
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $    361,065    $    274,253
   Adjustments to reconcile net income to cash used in operating activities:
       Noncash items included in net income:
     Depreciation and amortization                                                32,565          36,904
     Deferred income taxes                                                       (15,536)         (7,590)
     Employee stock compensation plans                                            14,364           9,446
     Other                                                                         2,354           3,527
     Changes in operating assets and liabilities:
     Cash and securities deposited with clearing organizations or
       segregated in compliance with federal regulations                          30,948        (377,909)
     Securities purchased under agreements to resell                          (3,410,126)       (591,214)
     Securities borrowed                                                       1,054,003       3,559,281
     Receivables from customers                                               (2,774,455)     (2,527,417)
     Receivables from brokers, dealers and others                                746,835        (318,520)
     Financial instruments owned                                              (9,150,789)     (6,397,831)
     Other assets                                                                   (699)         80,053
     Securities sold under agreements to repurchase                           (1,528,583)      3,446,906
     Securities loaned                                                           606,856         340,455
     Payables to customers                                                     5,367,539        (938,390)
     Payables to brokers, dealers and others                                     860,111        (503,756)
     Financial instruments sold, but not yet purchased                         6,027,274       1,985,832
     Accrued employee compensation and benefits                                 (619,055)       (521,050)
     Other liabilities and accrued expenses                                      280,606          45,560
                                                                            ------------    ------------
     Cash used in operating activities                                        (2,114,723)     (2,401,460)
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold improvements                 (28,194)         (5,113)
     Purchases of investment securities and other assets                        (122,763)        (10,159)
     Proceeds from sales of investment securities and other assets                21,740           2,925
                                                                            ------------    ------------
     Cash used in investing activities                                          (129,217)        (12,347)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments for) proceeds from short-term borrowings                     (942,522)      2,464,422
     Net proceeds from issuance of long-term borrowings                        3,356,788       2,614,398
     Proceeds from issuances of derivatives with a financing element, net         70,590              --
     Redemption of preferred stock issued by a subsidiary                       (300,000)             --
     Issuance of common stock                                                     99,978          34,711
     Redemption of preferred stock                                               (40,963)         (9,972)
     Payments for retirement of long-term borrowings                          (1,831,578)     (1,945,147)
     Treasury stock purchases - common stock                                     (89,580)       (122,845)
     Cash dividends paid                                                         (28,448)        (25,159)
                                                                            ------------    ------------
     Cash provided by financing activities                                       294,265       3,010,408
                                                                            ------------    ------------
     Net (decrease) increase in cash and cash equivalents                     (1,949,675)        596,601
     Cash and cash equivalents, beginning of year                              3,837,570       5,520,285
                                                                            ------------    ------------
     Cash and cash equivalents, end of period                               $  1,887,895    $  6,116,886
                                                                            ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The Bear Stearns Companies Inc. is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services is composed of the clearance business for prime broker and fully disclosed clients. Wealth Management is comprised of the Private Client Services ("PCS") and asset management areas. See Note 8, "Segment Data," in the Notes to Condensed Consolidated Financial Statements. The Company also conducts significant activities through other wholly-owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc.

      The condensed consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries ("Company"). All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of February 29, 2004, the Condensed Consolidated Statements of Income for the three months ended February 29, 2004 and February 28, 2003 and the Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2004 and February 28, 2003 are unaudited. The November 30, 2003 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

      The condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003 filed by the Company under the Securities Exchange Act of 1934.

      The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company's policy is to consolidate all entities in which it owns more

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), or FIN No. 46, as revised ("FIN No. 46 (R)") issued in December 2003, the Company also consolidates any variable interest entities ("VIEs") for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statement of Financial Condition in the captions "Assets of variable interest entities" and "Liabilities of variable interest entities." See Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements.

      The Company participates, through a majority-owned joint venture, in specialist activities on the NYSE, AMEX and International Securities Exchange. Due to the occurrence of a Control Event triggered in December 2003, the Company began consolidating this entity. Included in the Condensed Consolidated Statements of Financial Condition at February 29, 2004 are total assets of $2.2 billion, including approximately $359 million of goodwill and identifiable intangible assets.

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

      Financial Instruments

      Proprietary securities, futures and other derivatives transactions are recorded on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased, including contractual commitments arising pursuant to futures, forward and option contracts, interest rate swaps and other derivative contracts, are recorded at fair value with the resulting net unrealized gains and losses reflected in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income.

      Fair value is generally based on quoted market prices. If quoted market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Valuation pricing models consider time value, yield curve and volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other economic measurements.

      Equity securities acquired as a result of leveraged acquisition transactions are reflected in the consolidated financial statements at their initial costs until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company's estimate of net realizable value has declined below the carrying value.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Customer Transactions

      Customer securities transactions are recorded on a settlement date basis, which is generally three business days after trade date, while the related commission revenues and expenses are recorded on a trade date basis. Receivables from and payables to customers include amounts related to both cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are generally not reflected in the Condensed Consolidated Statements of Financial Condition.

      Collateralized Securities Transactions

      Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense is generally included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income. Reverse repurchase agreements and repurchase agreements are presented on a net-by-counterparty basis, where permitted by generally accepted accounting principles. It is the Company's general policy to take possession of securities with a market value in excess of the principal amount loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is generally required to provide securities to counterparties to collateralize repurchase agreements. The Company's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned. It is the Company's policy to value collateral and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

      Securities borrowed and securities loaned are recorded based upon the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash, letters of credit or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained, or excess collateral retrieved, when deemed appropriate.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Fixed Assets

      Depreciation of property and equipment is provided by the Company on a straight-line basis over the estimated useful life of the asset. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining life of the lease.

      Goodwill and Identifiable Intangible Assets

      The Company accounts for goodwill and identifiable intangible assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with this guidance, the Company does not amortize goodwill, but amortizes identifiable intangible assets over their useful lives. Goodwill is tested at least annually for impairment and identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at fiscal year-end rates of exchange, while income statement items are translated at daily average rates of exchange for the fiscal year. Gains or losses resulting from foreign currency transactions are included in net income.

      Income Taxes

      The Company and certain of its subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are based on the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, deferred income taxes are determined by the enacted tax rates and laws expected to be in effect when the related temporary differences are expected to be reversed.

      Earnings Per Share

      Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares,

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended ("CAP Plan"), as well as the effect of the redemption of plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to employee stock compensation plans.

      Statement of Cash Flows

      For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the three months ended February 29, 2004 and February 28, 2003. Income taxes paid totaled $53.2 million and $74.0 million for the three months ended February 29, 2004 and February 28, 2003, respectively.

      Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. As a result, commencing with options granted after November 30, 2002, the Company expenses the fair value of stock options issued to employees over the related vesting period. Prior to December 1, 2002, the Company elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense had been recognized for stock option awards granted prior to December 1, 2002 because the exercise price was at the fair market value of the Company's common stock on the grant date.

      The cost related to stock-based compensation included in the determination of net income for the three months ended February 29, 2004 and February 28, 2003 is less than that which would have been recognized if the fair value based method had been applied to stock option awards since the original effective date of SFAS No. 123.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

                                                             Three Months Ended
                                                        ----------------------------
                                                        February 29,    February 28,
(in millions, except per share amounts)                     2004            2003
                                                        ------------    ------------
Net income, as reported                                 $      361.1    $      274.3
Add: Stock-based employee compensation plans expense
      included in reported net income, net of related
      tax effects                                                8.2             6.4
Deduct: Total stock-based employee compensation plans
      expense determined under the fair value based
      method, net of related tax effects                       (16.4)          (19.7)
                                                        ------------    ------------
Pro forma net income                                    $      352.9    $      261.0
                                                        ============    ============
Earnings per share:
   Basic - as reported                                  $       2.88    $       2.21
   Basic - pro forma                                    $       2.81    $       2.11
   Diluted - as reported                                $       2.57    $       2.00
   Diluted - pro forma                                  $       2.52    $       1.91
                                                        ============    ============

      Investment Banking and Advisory Services

      Underwriting revenues and fees for mergers and acquisitions advisory services are accrued when services for the transactions are substantially completed. Transaction expenses are deferred until the related revenue is recognized.

      Derivative Instruments and Hedging Activities

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), be carried in the Company's Condensed Consolidated Statements of Financial Condition at their then fair value, with changes in fair value recorded in current earnings. It also requires designated hedged items not carried at fair value to be marked (to the extent of the profit or loss on the derivative) for the risk being hedged, with such changes in the fair value recorded in current earnings.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets and collateral. SFAS No. 140 establishes accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings.

      New Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51." FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities ("VIEs"). FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. On December 24, 2003, the FASB published FIN No. 46 (R), a replacement of FIN No. 46. FIN No. 46 (R) provides technical corrections and addresses certain implementation issues.

      In fiscal 2003, the Company adopted FIN No. 46 for VIEs in which it acquired an interest after January 31, 2003. As of February 29, 2004, the Company adopted FIN No. 46 or FIN No. 46 (R) for VIEs in which it held a variable interest as of February 29, 2004. Such adoption did not have a material effect on the condensed consolidated financial statements. See
      Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements for a further discussion.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                     February 29,   November 30,
(in thousands)                                           2004           2003
                                                     ------------   ------------
FINANCIAL INSTRUMENTS OWNED:
   US government and agency                          $  4,730,545   $  4,963,125
   Other sovereign governments                          1,300,530      1,019,394
   Corporate equity and convertible debt               16,552,034     12,531,849
   Corporate debt and other                            10,875,368      9,554,939
   Mortgages, mortgage- and asset-backed               24,266,332     21,377,386
   Derivative financial instruments                    11,574,422      9,785,965
                                                     ------------   ------------
                                                     $ 69,299,231   $ 59,232,658
                                                     ============   ============

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
   US government and agency                          $ 10,720,755   $  9,991,764
   Other sovereign governments                          1,404,236        740,052
   Corporate equity and convertible debt                7,847,732      6,301,051
   Corporate debt and other                             2,701,656      1,477,448
   Mortgages, mortgage- and asset-backed                  328,007        278,294
   Derivative financial instruments                    10,134,035      8,320,538
                                                     ------------   ------------
                                                     $ 33,136,421   $ 27,109,147
                                                     ============   ============

      As of February 29, 2004 and November 30, 2003, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate these securities are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased, represent obligations of the Company to deliver the specified financial instrument at the contracted price and thereby create a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

3.    DERIVATIVES AND HEDGING ACTIVITIES

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    DERIVATIVES AND HEDGING ACTIVITIES (continued)

      Condensed Consolidated Statement of Financial Condition at their then fair value. SFAS No. 133 requires that all derivatives be carried at fair value, including those used as hedges. SFAS No. 133 also requires items designated as being hedged, previously carried at accrued values, now be marked to market for the risk being hedged, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income and were not material for the three months ended February 29, 2004 and February 28, 2003.

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

      As of February 29, 2004 and November 30, 2003, the Company had notional/contract amounts of approximately $2.51 trillion and $2.15 trillion, respectively, of derivative financial instruments, of which $552.7 billion and $413.1 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, fixed-rate debt, or are part of its derivative dealer activities, are marked to fair value.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    DERIVATIVES AND HEDGING ACTIVITIES (continued)

      The Company's derivatives had a weighted average maturity of approximately
      4.0 years and 4.2 years at February 29, 2004 and November 30, 2003, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of February 29, 2004 were as follows:

                                        Less Than      One to        Three to     Greater Than
(in billions)                           One Year     Three Years    Five Years     Five Years      Total
                                        ---------    -----------    ----------    ------------    --------
Swap agreements, including options,
  swaptions, caps, collars and floors   $   348.0    $     470.5    $    441.7    $      580.3    $1,840.5
Futures contracts                           137.2           69.3           9.3              --       215.8
Forward contracts                            87.1             --            --              --        87.1
Options held                                203.5           17.8           0.6             0.1       222.0
Options written                             133.7           10.8           0.6              --       145.1
                                        ---------    -----------    ----------    ------------    --------
Total                                   $   909.5    $     568.4    $    452.2    $      580.4    $2,510.5
                                        =========    ===========    ==========    ============    ========
Percent of total                             36.2%          22.7%         18.0%           23.1%      100.0%
                                        =========    ===========    ==========    ============    ========

4.    COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Commercial Lending

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $1.37 billion at February 29, 2004 (gross commitments of $1.98 billion less $608.5 million of associated hedges). Commercial lending commitments to non-investment-grade borrowers approximated $1.08 billion at February 29, 2004.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At February 29, 2004, such commitments aggregated $466.9 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    COMMITMENTS AND CONTINGENCIES (continued)

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase and sell new issues of securities aggregating $425.4 million at February 29, 2004.

      Commercial and Residential Loans

      The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At February 29, 2004, the Company had entered into commitments to purchase or finance mortgage loans of $2.0 billion.

      Letters of Credit

      At February 29, 2004, the Company was contingently liable for unsecured letters of credit of approximately $2.18 billion and letters of credit of $1.09 billion secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

      Borrow Versus Pledge

      At February 29, 2004, the Company had pledged securities, primarily US government and agency securities with a market value of approximately $2.64 billion as collateral for securities borrowed, with an approximate market value of $2.57 billion.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $131.5 million at February 29, 2004.

      The Company has entered into agreements with providers of hardware, software, data processing and systems consulting services. At February 29, 2004, commitments over the remaining life of these agreements aggregated $58.8 million.

      With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

      Litigation

      In the normal course of business, the Company has been named as a defendant in various lawsuits that involve claims for substantial amounts. Also, the Company is involved from

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    COMMITMENTS AND CONTINGENCIES (continued)

      time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. Although the ultimate outcome of the various matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

5.    GUARANTEES

      In the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. The guarantees covered by FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," include contracts that contingently require the guarantor to make payments to the guaranteed party based on changes related to an asset, a liability or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement and indirect guarantees of the indebtedness of others, even though the payment to the guaranteed party may not be based on changes to an asset, liability or equity security of the guaranteed party. In addition, FIN No. 45 covers certain indemnification agreements that contingently require the guarantor to make payments to the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of February 29, 2004:

                                               Amount of Guarantee Expiration Per Period
                                      ------------------------------------------------------------
                                                                               Greater
                                      Less Than   One to Three    Three to    than Five
(in millions)                         One Year       Years       Five Years     Years      Total
                                      ---------   ------------   ----------   ---------   --------
Derivative contracts (notional) (1)   $ 241,474   $    154,955   $  125,940   $  73,253   $595,622
Municipal securities                      1,522            909           --          --      2,431
Residual value guarantee                     --             --          570          --        570

(1)   The carrying value of these derivatives approximated $8.33 billion.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    GUARANTEES (continued)

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

      On certain of these contracts, such as written interest rate caps and floors and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivative contracts are recorded at fair value which approximated $8.33 billion at February 29, 2004.

      In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivative contracts and security positions. For a discussion of derivatives, see Risk Management and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

      Municipal Securities

      In 1997, the Company established a program whereby it has created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at February 29, 2004 was approximately $2.42 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    GUARANTEES (continued)

      underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.44 billion at February 29, 2004.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 15, 2008, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of February 29, 2004, there was no expected shortfall and the residual value guarantee approximated $570 million.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    GUARANTEES (continued)

      Other Guarantees

      The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

6.    REGULATORY REQUIREMENTS

      Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE"), the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns, as defined, is $808.5 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions, as defined. At February 29, 2004, Bear Stearns' net capital of $2.34 billion exceeded the minimum requirement by $2.28 billion.

      BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority.

      BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority.

      At February 29, 2004, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

7.    EARNINGS PER SHARE

      Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    EARNINGS PER SHARE (continued)

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

      The computations of Basic and Diluted EPS are set forth below:

                                                             Three Months Ended
                                                        ----------------------------
                                                        February 29,    February 28,
(in thousands, except per share amounts)                    2004            2003
                                                        ------------    ------------
Net income                                              $    361,065    $    274,253
Preferred stock dividends                                     (7,419)         (7,992)
Redemption of preferred stock                                     --              78
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-vested shares                   17,754          20,285
                                                        ------------    ------------
Net earnings used for Basic EPS                         $    371,400         286,624
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-non-vested shares                7,378           7,132
                                                        ------------    ------------
Net earnings used for Diluted EPS                       $    378,778    $    293,756
                                                        ============    ============
Total basic weighted average common
   shares outstanding (1)                                    129,119         129,774
                                                        ------------    ------------
Effect of dilutive securities:
  Employee stock options                                       3,494           1,657
    CAP and restricted units                                  14,495          15,598
                                                        ------------    ------------
Dilutive potential common shares                              17,989          17,255
                                                        ------------    ------------
Weighted average number of common shares
   outstanding and dilutive potential common shares          147,108         147,029
                                                        ============    ============
Basic EPS                                               $       2.88    $       2.21
Diluted EPS                                             $       2.57    $       2.00
                                                        ============    ============

(1) Includes 25,908,503 and 30,232,542 vested units for the three months ended February 29, 2004 and February 28, 2003, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

8.    SEGMENT DATA

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

      Institutional equities consists of research, sales and trading and in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned subsidiary, the NYSE, American Stock Exchange, Inc. ("AMEX") and International Securities Exchange specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

      The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                   ----------------------------
                                                   February 29,    February 28,
                                                       2004            2003
                                                   ------------    ------------
                                                          (in thousands)
NET REVENUES

Capital Markets
     Institutional Equities                        $    297,400    $    276,461
     Fixed Income                                       822,268         791,217
     Investment Banking                                 253,179         187,764
                                                   ------------    ------------
Total Capital Markets                                 1,372,847       1,255,442

Global Clearing Services                                217,614         175,778
Wealth Management
       Private Client Services (1)                      110,897          84,153
       Asset Management                                  41,890          31,432
                                                   ------------    ------------
  Total Wealth Management                               152,787         115,585

Other (2)                                               (17,325)        (31,371)
                                                   ------------    ------------
           Total net revenues                      $  1,725,923    $  1,515,434
                                                   ============    ============

PRE-TAX INCOME

Capital Markets                                    $    516,369    $    465,919
Global Clearing Services                                 78,502          52,150
Wealth Management                                        20,867           5,719
Other (2)                                               (84,760)        (98,589)
                                                   ------------    ------------
           Total pre-tax income                    $    530,978    $    425,199
                                                   ============    ============

                                                      As of
                                   --------------------------------------------
                                   February 29,    November 30,    February 28,
                                       2004            2003            2003
                                   ------------    ------------    ------------
                                                  (in thousands)
SEGMENT ASSETS

Capital Markets                    $157,673,967    $143,866,138    $133,110,159
Global Clearing Services             72,324,677      69,974,025      61,470,497
Wealth Management                     3,685,298       3,705,922       3,589,940
Other                                (7,033,042)     (5,377,975)     (4,394,519)
                                   ------------    ------------    ------------
  Total Segment Assets             $226,650,900    $212,168,110    $193,776,077
                                   ============    ============    ============

                                                      Three months ended
                                             February 29, 2004    February 28, 2003
                                             -----------------    -----------------
(1)   Private Client Services Detail:
      Gross revenues, before transfer to
        Capital Markets segment              $         137,629    $         103,469
      Revenue transferred to
        Capital Markets segment                        (26,732)             (19,316)
                                             -----------------    -----------------
      Private Client Services net revenues   $         110,897    $          84,153
                                             =================    =================


(2) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs approximated $44.0 million and $48.0 million for the three months ended February 29, 2004 and February 28, 2003, respectively.

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

      The Company's securitization activity is detailed below:

                                                   Agency       Other     Other
                                                  Mortgage-   Mortgage-   Asset-
                                                   Backed      Backed     Backed
                                                  ---------   ---------   ------
(in billions)

Total securitizations
  Quarter ended February 29, 2004                 $     4.7   $    12.8   $  0.6
  Quarter ended February 28, 2003                 $    22.3   $    13.3   $  3.4
Retained interests
  As of February 29, 2004                         $     2.7   $     0.8   $  0.2
  As of November 30, 2003                         $     1.8   $     1.4   $  0.2

      The Company is an active market-maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the swap curve plus a spread. Key points on the swap curve at February 29, 2004 were 1.97% for 2-year swaps and 4.38% for 10-year swaps. These models also consider prepayment speeds, as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

      Key valuation assumptions used in measuring the current fair value of retained interests in assets the Company securitized at February 29, 2004 were as follows:

                                              Agency             Other           Other
                                          Mortgage-Backed   Mortgage-Backed   Asset-Backed
                                          ---------------   ---------------   ------------
Weighted average life (years)                  6.54              6.77             2.67
Average prepayment speeds (annual rate)      9% - 47%          0% - 65%           N/A
Credit losses                                  0.38%             8.46%           2.43%

      The following hypothetical sensitivity analysis as of February 29, 2004 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                 Agency              Other            Other
(in millions)                Mortgage-Backed    Mortgage-Backed    Asset-Backed
                             ---------------    ---------------    ------------
Interest rates
  50 basis point increase    $         (60.5)   $           0.6    $       (0.1)
  100 basis point increase            (130.8)              (6.9)           (1.1)
  50 basis point decrease               44.6               (5.4)            0.5
  *80 basis point decrease              60.6               (7.8)            1.2
Prepayment speeds
  10% increase                           0.3               (3.8)            N/A
  20% increase                           0.6               (7.2)            N/A
  10% decrease                          (0.3)               4.2             N/A
  20% decrease                          (0.7)               9.1             N/A
Credit losses
  10% increase                          (4.2)             (11.1)           (1.2)
  20% increase                          (8.4)             (21.3)           (2.8)
  10% decrease                           4.3               12.3             1.7
  20% decrease                           8.8               25.9             2.7

      * In previous quarters this table presented a 100 basis point shift in the swap curve, however, the level of interest rates at February 29, 2004 made such an assumption impractical.

      The previous table should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the table. In addition, the table does not consider the change in fair value of hedging positions which would generally offset the changes detailed in the table, nor does it consider any corrective action that the Company may take in response to changes in these conditions. The impact of hedges is not presented because hedging positions are established on a macro level and allocating the effect would not be practicable.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended February 29, 2004:

                                                  Agency             Other           Other
(in millions)                                 Mortgage-Backed   Mortgage-Backed   Asset-Backed
                                              ---------------   ---------------   ------------
Cash flows received from retained interests   $          57.3   $          51.7   $        0.8
Cash flows from servicing                                 N/A   $           0.8            N/A

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

      At February 29, 2004 and November 30, 2003, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $238.6 billion and $223.1 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $149.8 billion and $140.7 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at February 29, 2004 and November 30, 2003, respectively.

10.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

      In fiscal 2003, the Company adopted the provisions of FIN No. 46 for VIEs created after January 31, 2003 and for VIEs in which the Company acquired an interest after January 31, 2003, with no material effect on the consolidated financial statements. In October 2003, the FASB deferred the effective date of FIN No. 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued FIN No. 46 (R), a revision of FIN No. 46 to address certain technical corrections and implementation issues that have arisen. As of February 29, 2004, the Company has adopted FIN No. 46 or FIN No. 46 (R) for its variable interests. For these variable interests, the Company has consolidated those VIEs in which the Company is the primary beneficiary. In accordance with FIN No. 46 (R) the Company has deconsolidated Capital Trust III, which had issued $262.5 million of Preferred Securities as of February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to Capital Trust III are included within long term borrowings. In addition, the Preferred Securities issued by Capital Trust III will no longer be included in the Company's condensed consolidated statement of financial condition. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material effect on the Company's condensed consolidated financial statements. As required the Company will apply FIN No. 46 (R) to those variable interests that were previously accounted for under FIN No. 46.

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

      The Company also acts as portfolio manager and/or underwriter in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company may also retain certain trust certificates. In certain of these transactions these interests result in the Company becoming the primary beneficiary of these entities. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to other assets of the Company.

      Assets held by VIEs, which are currently consolidated, in which the Company is the primary beneficiary, as discussed in the preceding two paragraphs, approximated $1.1 billion. The Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $25 million which represents the fair value of its interests.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $2.9 billion. At February 29, 2004, the Company's maximum exposure to loss from these entities approximates $6 million, which represents the fair value of its interests and is reflected in the consolidated financial statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

      The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company's variable interests included above may not be consolidated or even held by the Company in future periods.

11.   PREFERRED STOCK ISSUED BY SUBSIDIARIES

      On December 15, 2003, the Company exercised its option and prepaid all of the outstanding Debentures, resulting in the corresponding redemption of $300.0 million aggregate principal amount of preferred securities issued by Bear Stearns Capital Trust II.

      Bear Stearns Capital Trust III ("Capital Trust III"), a wholly owned subsidiary of the Company, has issued $262.5 million (10,500,000 shares) of Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities ("Preferred Securities"). The Preferred Securities are fixed-rate securities, which have a liquidation value of $25 per security. Holders of the Preferred Securities are entitled to receive quarterly preferential cash distributions at an annual rate of 7.8% through May 15, 2031. The proceeds of the issuance of the Preferred Securities were used to acquire junior subordinated deferrable interest debentures ("Debentures") issued by the Company. The Debentures have terms that correspond to the terms of the Preferred Securities and are the sole assets of Capital Trust III. The Preferred Securities will mature on May 15, 2031. The Company, at its option, may redeem the Preferred Securities at their principal amount plus accrued distributions beginning May 15, 2006.

      In accordance with Fin No. 46 (R) the Company has deconsolidated Capital Trust III as of February 29, 2004. As a result, the Debentures issued by the Company to Capital Trust III are included within long-term borrowings. In addition, the Preferred Securities issued by Capital Trust III will no longer be included in the Company's Condensed Consolidated Statements of Financial Condition.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of February 29, 2004, and the related condensed consolidated statements of income and cash flows for the three month periods ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2003; and in our report dated February 13, 2004, (which reports express unqualified opinions and explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," in 2003, discussed in
Note 1 to the consolidated financial statements) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York
April 13, 2004

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bear Stearns Companies Inc. ("Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. The Company also conducts significant activities through other wholly-owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc. The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Certain Factors Affecting Results of Operations

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

Forward-Looking Statements

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Net revenues and pre-tax earnings for the quarter ended February 29, 2004 were up 14% and 25%, respectively, from the quarter ended February 28, 2003. The results achieved by the Company in the first quarter of fiscal 2004 are the result of the steps the Company took in the past few years to broaden its product and service offerings and expand its operating platform. These steps, combined with favorable market conditions resulted in (a) 13.9% increase in net revenues to $1.73 billion from $1.52 billion. In addition, pre-tax profit margins increased by almost 300 basis points to 30.8% when compared to the fiscal 2003 quarter. Annualized return on average common equity increased to 21.3% in the 2004 quarter from 19.9% in the 2003 quarter.

Capital Markets net revenues increased 9.4% to $1.37 billion from $1.26 billion. In Institutional Equities, net revenues were up 8% in the first quarter of fiscal 2004 from the first quarter of fiscal 2003, as market indices showed significant improvement and average daily trading volumes increased. The Fixed Income area achieved record revenues for the quarter, up 4% from a year ago, with each of the three major product areas--mortgages, credit and interest rate products--reporting year-over-year improvement. Investment banking revenues were up 35% as merger and acquisition fees increased on positive market conditions. Global Clearing Services net revenues increased 24% due to increased customer activity and higher customer margin debt balances. In Wealth Management, revenues from the Private Client Services and asset management areas rose 32%, primarily due to the rebound in the equity markets and increased customer activity.

Business Environment

Global and US economic conditions continued to improve during the first quarter of fiscal 2004. Economic data indicated a relatively robust US economy, but the lack of job growth raised concerns about the sustainability of any recovery. Consumer confidence declined during the first quarter of fiscal 2004 amid concerns about weak job growth. However, mortgage rates remained at historically low levels, continuing to fuel consumer spending and a strong housing market. The Federal Reserve Board ("Fed") met twice during the first quarter of fiscal 2004 and left the federal funds rate unchanged at 1.00%, where it has been since June 2003 when the Fed cut rates for the thirteenth consecutive time in an effort to boost the economy.

Equity valuations continued to climb with all major indices up strongly during the first quarter of fiscal 2004. The Dow Jones Industrial Average ("DJIA") and the Standard & Poor's 500 Index ("S&P 500") each increased 8.2% during the quarter ended February 29, 2004, while the Nasdaq Composite Index ("NASDAQ") increased 3.5% during the quarter ended February 29, 2004, reaching a 2 1/2 year high in January 2004. Average daily trading volume on the New York Stock Exchange, Inc. ("NYSE") and Nasdaq increased 9.0% and 40.2%, respectively, compared with the fiscal quarter ended February 28, 2003. Favorable equity market conditions served to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase equity new issue activity during the 2004 quarter as well as US announced and completed mergers and acquisition volumes, which increased more than 100% industry-wide compared to the February 2003 quarter.

The fixed income markets continued to perform extremely well in the first quarter of fiscal 2004, benefiting from the combination of the low level of interest rates, steep yield curve and narrow corporate credit spreads. However, higher interest rates and diminished refinancing activity resulted in a significant decline in agency collateralized mortgage obligation ("CMO") activity with industry-wide issuance down approximately 72%. This decline was partially offset by active origination in certain sectors of the whole loan markets and higher secondary mortgage-backed securities activity levels. These factors led to the industry's improved performance in the first quarter of fiscal 2004. The yield on the 10-year treasuries dropped approximately 35 basis points from late February to mid-March. Consequently, the weekly mortgage refinance index increased from 3532 at quarter-end to almost 5000 by mid-March.

Weak global and US economic conditions existed in the first quarter of fiscal 2003 as heightened geopolitical risks and reduced investor confidence created a difficult operating environment. The Fed met twice during the fiscal quarter and left the federal funds rate unchanged at 1.25% citing that the risks between price stability and economic growth remained balanced. The major indices were all down for the quarter ended February 28, 2003. The DJIA decreased 11.3%, while the S&P 500 and the NASDAQ decreased 10.2% and 9.6%, respectively. Weak equity market conditions negatively impacted equity-related businesses, resulting in a decline in average daily trading volume. Average daily trading volume on the NYSE decreased 0.7%, while average daily trading volume on the Nasdaq declined 22.1% from the quarter ended February 28, 2002. Declining market valuations and lack of investor demand adversely impacted global equity underwriting activity. Global and US announced mergers and acquisition volumes were at low levels. However, low interest rates and a steep yield curve provided favorable conditions for fixed income activities reflecting strong demand for domestic debt issuances and strong secondary market activity. Mortgage-backed securities underwriting benefited from high levels of residential mortgage refinancing.

Results of Operations

In the discussion to follow, results for the quarter ended February 29, 2004 will be compared with the results for the quarter ended February 28, 2003.

The following table sets forth an overview of the Company's financial results:

                                                                  Three Months Ended
                                                             ----------------------------
(in thousands, except per share amounts,                     February 29,    February 28,
pre-tax profit margin and return on average common equity)       2004            2003
                                                             ------------    ------------
Revenues, net of interest expense                            $  1,725,923    $  1,515,434
Income before provision for income tax                       $    530,978    $    425,199
Net Income                                                   $    361,065    $    274,253
Diluted earnings per share                                   $       2.57    $       2.00
Pre-tax profit margin                                                30.8%           28.1%
Return on average common equity (annualized)                         21.3%           19.9%

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net income of $361.1 million, or $2.57 per share (diluted), for the quarter ended February 29, 2004 which represented an increase of 31.7% from $274.3 million, or $2.00 per share (diluted), for the quarter ended February 28, 2003.

Revenues, net of interest expense ("net revenues") increased 13.9% to $1.73 billion for the quarter ended February 29, 2004 from $1.52 billion for the quarter ended February 28, 2003 due to an increase in commission revenues, investment banking revenues and net interest revenues, partially offset by a decrease in principal transactions revenues.

The Company's commission revenues were as follows:

                                                           Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,
(in thousands)                                     2004           2003        % Increase
                                               ------------   ------------   ------------
Institutional                                  $    163,026   $    122,634           32.9%
Clearance                                            79,558         71,488           11.3%
Retail & other                                       65,519         47,793           37.1%
                                               ------------   ------------   ------------
Total commissions                              $    308,103   $    241,915           27.4%
                                               ============   ============   ============

Note: Certain prior period items have been reclassified within commission revenues to conform to the current period's presentation.

Commission revenues for the 2004 quarter increased 27.4% to $308.1 million from $241.9 million for the 2003 quarter. Institutional commissions increased 32.9% to $163.0 million for the 2004 quarter from $122.6 million for the 2003 quarter. The increase in institutional commissions is primarily due to increased trading volumes and improved market share for US listed and over-the-counter securities. In addition, commencing in the first quarter of 2004, the results of Bear Wagner Specialists, LLC have been consolidated with those of the Company due to the occurrence of a change of control event in December 2003. Clearance commissions increased 11.3% to $79.6 million for the 2004 quarter from $71.5 million for the 2003 quarter due primarily to increased levels of prime broker and fully disclosed customer activity resulting from an improvement in global equity market conditions. Retail and other commissions increased 37.1% to $65.5 million in the 2004 quarter from $47.8 million in the 2003 quarter due to individual customer activity levels.

The Company's principal transactions revenues by reporting category were as follows:

                                                           Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,   % (Decrease)
(in thousands)                                     2004           2003         Increase
                                               ------------   ------------   ------------
Fixed income                                   $    673,551   $    730,765           (7.8)%
Equities                                            122,032         90,395           35.0%
Derivative financial instruments                    151,279        147,304            2.7%
                                               ------------   ------------   ------------
Total principal transactions                   $    946,862   $    968,464           (2.2)%
                                               ============   ============   ============

Note: Certain prior period items have been reclassified within principal transactions revenues to conform to the current period's presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues from principal transactions for the 2004 quarter decreased 2.2% to $946.9 million from $968.5 million for the 2003 quarter, due to a decrease in the Company's fixed income activities, partially offset by increases in equities activities. Fixed income revenues decreased 7.8% to $673.6 million for the 2004 quarter from $730.8 million for the 2003 quarter attributable to a decline from record revenues in the corporate bond area in the 2003 quarter and a small decline in the mortgage-backed securities area. During the 2004 quarter, higher interest rates and diminished refinancing activity resulted in a significant decline in agency CMO issuance, with industry-wide issuance down approximately 72%. However, this decline was largely offset by strong issuances in certain sectors of the whole loan market and higher secondary mortgage-backed securities trading levels. Overall, mortgage-backed securities revenues achieved near record levels with strong performances across many sectors. The decrease in corporate bonds and mortgage-backed securities areas was partially offset by an increase in the high yield area, reflecting favorable market conditions and increased customer volume. Revenues derived from equities activities increased 35.0% to $122.0 million during the 2004 quarter from $90.4 million in the 2003 quarter. Included in principal transactions revenues for the 2004 quarter are specialist trading revenues from the Company's majority-owned specialist subsidiary, Bear Wagner Specialists, LLC. Equities-related businesses, particularly the over-the-counter stock, risk arbitrage and international equities revenues increased during the 2004 quarter, in addition to specialist trading revenues, as a result of higher average daily trading volumes and increased announced mergers and acquisition activity. These increases were partially offset by decreased revenues in convertible and equity arbitrage due to decreased levels of market volatility. Revenues from derivative financial instruments increased 2.7% to $151.3 million in the 2004 quarter from $147.3 million in the 2003 quarter, primarily due to increases in the foreign exchange, credit derivatives and fixed income derivatives areas as a result of the favorable market environment and expansion of the Company's market share. These results were partially offset by a decrease in equity derivatives, which declined due to low levels of equity volatility.

The Company's investment banking revenues by reporting category were as follows:

                                                          Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,
(in thousands)                                     2004           2003        % Increase
                                               ------------   ------------   ------------
Underwriting                                   $    160,935   $     99,039           62.5%
Advisory services                                    96,769         75,199           28.7%
Merchant banking                                      2,706         (6,655)         140.7%
                                               ------------   ------------   ------------
Total investment banking                       $    260,410   $    167,583           55.4%
                                               ============   ============   ============

Investment banking revenues increased 55.4% to $260.4 million for the 2004 quarter from $167.6 million for the 2003 quarter. Investment banking revenues include fees earned for underwriting public and private offerings of fixed income and equity securities and advising clients on mergers and acquisition and other services, and merchant banking revenues. Underwriting revenues increased 62.5% to $160.9 million for the 2004 quarter from $99.0 million for the 2003 quarter, reflecting an increase in equity underwriting on strong new issue activity and improved market share in initial public offerings and follow-on offerings. High yield underwriting revenues also improved significantly on strong new issue activity and increased market share. These increases were partially offset by reduced municipal underwriting revenues, reflecting the impact of lower new issue activity. Advisory services revenues for the 2004

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter increased 28.7% to $96.8 million from $75.2 million for the 2003 quarter reflecting an increase in US completed mergers and acquisition activity. Merchant banking revenues were $2.7 million for the 2004 quarter, compared to a loss of $6.7 million for the 2003 quarter. The 2003 quarter reflected write-downs on certain principal investments.

Net interest revenues (interest and dividend revenue less interest expense) increased 47.7% to $164.9 million for the 2004 quarter, up from $111.7 million for the 2003 quarter. Interest and dividends revenue and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned, financial instruments sold but not yet purchased, customer related balances and the prevailing level of interest rates. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances reflecting improved US equity market conditions. Average customer margin debt balances increased 28.4% to $46.6 billion for the 2004 quarter from $36.3 billion for the 2003 quarter. Average customer short balances increased 30.4% to $74.3 billion for the 2004 quarter from $57.0 billion for the 2003 quarter and average stock borrowed balances increased 29.7% to $58.5 billion for the 2004 quarter from $45.1 billion for the 2003 quarter.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                          Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,    % Increase
(in thousands)                                     2004           2003        (Decrease)
                                               ------------   ------------   ------------
Employee compensation and benefits             $    849,148   $    757,889           12.0%
Floor brokerage, exchange and clearance fees         56,900         44,680           27.4%
Communications and technology                        93,828         92,740            1.2%
Occupancy                                            33,615         34,943           (3.8)%
Advertising and market development                   25,901         25,210            2.7%
Professional fees                                    41,800         28,453           46.9%
Other expenses                                       93,753        106,320          (11.8)%
                                               ------------   ------------   ------------
Total non-interest expenses                    $  1,194,945   $  1,090,235            9.6%
                                               ============   ============   ============

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 12.0% to $849.1 million for the 2004 quarter from $757.9 million for the 2003 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.2% for the 2004 quarter compared to 50.0% for the 2003 quarter. Full-time employees decreased to 10,431 at February 29, 2004 from 10,506 at February 28, 2003.

Non-compensation expenses increased 4.0% to $345.8 million for the 2004 quarter from $332.3 million for the 2003 quarter. Non-compensation expenses as a percentage of net revenues decreased to 20.0% for the 2004 quarter, compared with 21.9% for the 2003 quarter, which is attributable to a relatively stable cost base combined with significantly increased net revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in non-compensation expenses of 4.0% when compared to the comparable prior year quarter primarily reflects the consolidation of Bear Wagner Specialists, LLC beginning in the 2004 quarter. Non-compensation expenses related to Bear Wagner Specialists, LLC amounted to $27.3 million for the 2004 quarter. Excluding the impact of the consolidation of Bear Wagner Specialists, LLC, non-compensation expenses declined 4.2% to $318.5 million in the 2004 quarter. Specifically, the decline in non-compensation expenses is primarily related to a reduction in other expenses of $29.5 million, attributable to a $20.5 million charge for impairment of goodwill associated with our electronics options market making business recorded in the 2003 quarter and a reduction in CAP Plan related costs to $44.0 million for the 2004 quarter, a decrease from $48.0 million in the comparable prior year quarter. Offsetting these declines was a 12.1% increase in floor brokerage, exchange and clearance fees, excluding specialist related costs, reflecting increased volume. In addition, professional fees have increased 46.9% to $41.8 million in the 2004 quarter from $28.5 million in the 2003 quarter due to increased temporary help and professional expenses. The Company achieved a pre-tax profit margin of 30.8% for the 2004 quarter versus 28.1% for the 2003 quarter.

The Company's effective tax rate decreased to 32.0% for the 2004 quarter compared to 35.5% for the 2003 quarter principally as a result of increased tax preference items relative to the level of income.

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation, including the reclassification of certain revenues within the Wealth Management segment from asset management to private client services.

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan.

Capital Markets

                                                          Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,
(in thousands)                                     2004           2003        % Increase
                                               ------------   ------------   ------------
 Net revenues
      Institutional equities                   $    297,400   $    276,461            7.6%
      Fixed income                                  822,268        791,217            3.9%
      Investment banking                            253,179        187,764           34.8%
                                               ------------   ------------   ------------
 Total net revenues                            $  1,372,847   $  1,255,442            9.4%
                                               ============   ============   ============
 Pre-tax income                                $    516,369   $    465,919           10.8%
                                               ============   ============   ============

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

Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned subsidiary, the NYSE, AMEX and International Securities Exchange specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 9.4% to $1.37 billion for the 2004 quarter from $1.26 billion for the 2003 quarter. Pre-tax income for Capital Markets increased 10.8% to $516.4 million for the 2004 quarter from $465.9 million for the 2003 quarter. Pre-tax profit margin was 37.6% for the 2004 quarter compared to 37.1% for the 2003 quarter.

Institutional equities net revenues for the 2004 quarter increased 7.6% to $297.4 million from $276.5 million for the 2003 quarter. During the 2004 quarter, market indices showed significant improvement when compared to the 2003 quarter and average daily trading volumes increased on the NYSE and Nasdaq. As a result, institutional equities commissions in the Company's US-listed and over-the-counter businesses increased, reflecting increased trading volume and improved market share. International equity sales and trading net revenues also increased significantly, reflecting increased customer order flow and market share gains. Risk arbitrage revenues also increased, reflecting a significant increase in the total value of announced mergers and acquisition activity. Included within the Company's institutional equities revenues for the 2004 quarter are the revenues of the Company's majority-owned specialist subsidiary, Bear Wagner Specialists, LLC. These results were consolidated beginning with the first quarter of 2004 which resulted in an increase in net revenues from specialist activities of approximately $33 million over the 2003 quarter. A decline in customer activity levels and reduced market volatility resulted in lower levels of equity derivative and convertible arbitrage revenues.

Fixed income net revenues increased 3.9% to a record $822.3 million for the 2004 quarter from $791.2 million from the 2003 quarter, primarily reflecting strong results from the Company's mortgage, credit and interest rate product areas. In particular, high yield, distressed, foreign exchange and interest rate derivatives areas increased during the quarter when compared to the prior year quarter. These businesses benefited from the low level of interest rates, a steep yield curve, interest rate volatility and narrowing of corporate credit spreads. Although primary CMO issuances decreased significantly from the 2003 quarter due to higher interest rates and diminishing residential mortgage refinancing activity, an increase in issuances in certain sectors of the whole loan markets helped mitigate the decline. Secondary trading revenues also remained at high levels due to increased customer activity as mortgage-backed securities spreads tightened substantially. As a result,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mortgage-backed securities revenues achieved near record levels. In addition, the Company's interest rate businesses again achieved record results on increased customer order flow and a favorable market environment. In particular, interest rate derivatives, foreign exchange and credit product businesses continued to deliver strong results reflecting increased volatility levels, customer volumes and market share. High yield revenues rose reflecting favorable market conditions and increased customer volume. Distressed securities net revenues also increased significantly on improved customer activity and tightening credit spreads. These results were partially offset by reduced net revenues from investment grade debt activities, when compared to the record results in the February 2003 quarter.

Investment banking revenues increased 34.8% to $253.2 million for the 2004 quarter from $187.8 million for the 2003 quarter. Investment banking revenues include fees earned for underwriting public and private offerings of fixed income and equity securities and advising clients on mergers and acquisition and other services, and merchant banking revenues. Underwriting revenues increased 32.6% to $165.3 million for the 2004 quarter from $124.7 million for the 2003 quarter. Equity underwriting revenue improved significantly, reflecting the increased volume of new issue activity as well as an increase in the Company's market share of initial public offerings and follow-on offerings. High yield underwriting revenues also improved significantly on strong new issue activity and increased market share. These results were partially offset by lower municipal underwriting revenues, reflecting the impact of lower new issue activity and decreased market share. Advisory services revenues increased 22.2% to $85.2 million from $69.8 million for the 2003 quarter due to increased volume of US-completed mergers and acquisitions activity. Merchant banking revenues were $2.7 million for the 2004 quarter, compared to a loss of $6.7 million for the 2003 quarter. The 2003 quarter reflected write-downs on certain principal investments.

Global Clearing Services

                                                          Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,
(in thousands)                                     2004           2003        % Increase
                                               ------------   ------------   ------------
Net revenues                                   $    217,614   $    175,778           23.8%
Pre-tax income                                 $     78,502   $     52,150           50.5%

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At February 29, 2004 and February 28, 2003, the Company held approximately $218.5 billion and $159.2 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 23.8% to $217.6 million for the 2004 quarter from $175.8 million in the 2003 quarter. Commission revenues increased 11.3% to $79.6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million for the 2004 quarter, from $71.5 million for the 2003 quarter reflecting increased prime broker and fully disclosed customer activity. Net interest revenues increased 32.1% from $133.0 million for the 2004 quarter, from $100.6 million for the 2003 quarter, primarily reflecting increased margin balances from prime brokerage and fully disclosed clearance clients due to improving US equity market conditions. Pre-tax income increased 50.5% to $78.5 million, from $52.2 million for the 2003 quarter, reflecting higher net revenues. Pre-tax profit margin was 36.1% for the 2004 quarter compared to 29.7% for the quarter ended February 28, 2003.

Average customer margin balances were $46.6 billion during the 2004 quarter compared to $36.3 billion during the 2003 quarter. Customer margin balances totaled $47.9 billion at February 29, 2004, an increase from $38.1 billion at February 28, 2003. Average customer short balances were $74.3 billion during the 2004 quarter compared to $57.0 billion during the 2003 quarter and totaled $77.0 billion at February 29, 2004, an increase from $56.5 billion at February 28, 2003. Average stock borrowed balances were $58.5 billion during the 2004 quarter compared to $45.1 billion for the 2003 quarter and totaled $57.0 billion at February 29, 2004, an increase from $41.7 billion at February 28, 2003. Average free credit balances were $26.5 billion during the 2004 quarter compared to $18.9 billion during the 2003 quarter and totaled $26.1 billion at February 29, 2004, an increase from $18.7 billion at February 28, 2003.

Wealth Management

                                                          Three Months Ended
                                               ------------------------------------------
                                               February 29,   February 28,
(in thousands)                                     2004           2003        % Increase
                                               ------------   ------------   ------------
Net revenues
  Private Client Services                      $    110,897   $     84,153           31.8%
  Asset Management                                   41,890         31,432           33.3%
                                               ------------   ------------   ------------
Total  net revenues                            $    152,787   $    115,585           32.2%
Pre-tax income                                 $     20,867   $      5,719          264.9%

The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At February 29, 2004, PCS has 512 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

Net revenues for Wealth Management increased 32.2% to $152.8 million for the 2004 quarter, from $115.6 million for the 2003 quarter. PCS revenues increased 31.8% to $110.9 million for the 2004 quarter from $84.2 million for the 2003 quarter reflecting increased levels of retail customer activity on improving US equity markets as well as the continued expansion of the Company's PCS sales force. Broker headcount at February 29, 2004 was 512, up 4.5% from 490 at February 28, 2003. Asset management revenues increased 33.3% to $41.9 million for the 2004 quarter, from $31.4 million for the 2003 quarter. This increase reflects higher management fees attributable to increased assets under management in both traditional and hedge fund products as

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

well as improved performance fees on alternative investment products, principally hedge funds. Pre-tax income for Wealth Management approximated $20.9 million in the 2004 quarter compared to pre-tax income of $5.7 million for the 2003 quarter, reflecting higher net revenues.

Assets under management were $29.1 billion at February 29, 2004, reflecting a 24.9% increase from $23.3 billion in assets under management at February 28, 2003. Assets under management include $6.1 billion of assets from alternative investment products at February 29, 2004, an increase of 7.3% from $5.7 billion at February 28, 2003.

Liquidity and Capital Resources

Financial Leverage

Asset Composition

The Company's actual level of capital, capital requirements and thereby the level of financial leverage, are a function of numerous variables, including asset composition, rating agency/creditor perception, business prospects, regulatory requirements, balance sheet liquidity, cost/availability of capital and risk of loss. The Company consistently maintains a highly liquid balance sheet, with the vast majority of the Company's assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company's business as a securities dealer requires it to carry significant levels of securities inventories to meet its customer and proprietary trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, together with its customer-related activities in its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowed and repurchase activity. The Company's total assets and financial leverage can and do fluctuate, depending largely on economic and market conditions, volume of activity and customer demand.

The Company's total assets at February 29, 2004 increased to $226.7 billion from $212.2 billion at November 30, 2003. The increase was primarily attributable to increases in financial instruments owned, securities purchased under agreements to resell and customer receivables, partially offset by a decrease in cash and securities borrowed. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $40.0 billion at February 29, 2004 from $37.5 billion at November 30, 2003. This change was primarily due to an increase in equity associated with net income and a net increase in long-term debt, partially reduced by the redemption of preferred stock issued by a subsidiary and treasury stock purchases.

The amount of long-term debt, as well as total capital, that the Company maintains is driven by a number of factors with particular focus on asset composition. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company regularly measures and monitors its total capital requirements, which are primarily a function of the self-funding ability of its assets. The equity portion of total capital is primarily a function of on- and off-balance-sheet risks (i.e., market, credit and liquidity) and regulatory capital requirements. As such, the liquidity and risk characteristics of assets being held are especially decisive determinants of both total capital and the equity portion thereof, thus significantly influencing the amount of leverage that the Company can employ.

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are frequently lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At February 29, 2004 and November 30, 2003, total assets of $226.7 billion and $212.2 billion were approximately 8.1% and 10.1% lower than the average of the month-end balances observed over the trailing twelve-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile is not changed materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

The following table presents total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at February 29, 2004 and November 30, 2003. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its resale, securities borrowed and segregated cash assets renders net adjusted leverage as the most relevant measure. The Company maintains a financial statement date guideline for net adjusted leverage ratio of no greater than 15.0, which the Company continued to meet at February 29, 2004.

                                                     February 29,   November 30,
(in billions, except ratios)                             2004           2003
                                                     ------------   ------------
Total assets                                         $      226.7   $      212.2
Adjusted assets (1)                                  $      174.5   $      164.2
Net adjusted assets (2)                              $      102.3   $       90.9
Leverage ratio (3)                                           28.0           26.4
Adjusted leverage ratio (4)                                  21.6           20.4
Net adjusted leverage ratio(5)                               12.7           11.3

(1) Adjusted assets is Total assets less securities purchased under agreements to resell, securities received as collateral and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations ("segregated cash").

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

Note: As of February 29, 2004 the leverage ratio, adjusted leverage ratio and net adjusted leverage ratio equals total assets, adjusted assets and net adjusted assets, respectively, divided by stockholders' equity and junior subordinated debt issued to Capital Trust III. The Company views the junior subordinated debt issued to Capital Trust III as a component of its equity capital base given the inherent characteristics of the securities. The Company also receives rating agency equity credit for these securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding Strategy & Liquidity Risk Management

General Funding Strategy

The Company's general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and in all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. Within this context, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. Beyond this, the Company's emphasis on diversification by product, geography, maturity and instrument seeks to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable funding. Short-term unsecured funding includes commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. Due to the collateralized nature of the borrowing, the Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding.

In addition to short-term funding sources, the Company utilizes equity and long-term debt, including floating- and fixed-rate notes and medium-term notes as longer-term sources of unsecured financing. The Company regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing. This analysis results in a determination of the Company's aggregate need for longer-term funding sources (i.e., long-term debt and equity). The Company views long-term debt as a stable source of funding which effectively strengthens its overall liquidity profile.

Alternative Funding Strategy

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective is to maintain sufficient cash capital (i.e., equity plus long-term debt maturing in more than twelve months) and funding sources to enable the Company to refinance short-term, unsecured borrowings with fully secured borrowings. As such, the Company is not reliant upon or contemplating forced balance sheet reduction to endure a period of constrained funding availability. This underlying approach is supported by maintenance of a formal contingency funding plan, which includes a detailed delegation of authority and precise action steps for managing an event-driven liquidity crisis. The plan identifies the crisis management team, details an effective internal and external communication strategy, and facilitates the greater information flow required to effect a rapid and efficient transition to a secured funding environment.

As it relates to the alternative funding strategy discussed above, the Company prepares an analysis that focuses on a 12-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. In light of these assumptions, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated marketable securities in relation to its unsecured debt maturing over the next 12 months, striving to maintain the ratio of liquidity sources to maturing debt at

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

100% or greater. Also within this strategy, the Company endeavors to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis (i.e. positive net cash capital). These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company's alternative funding strategy and, consequently, its approach to funding and liquidity risk management.

As of February 29, 2004, the market value of unencumbered, unhypothecated securities owned by the Company was approximately $22.7 billion with a borrowing value of $19.0 billion. The assets are comprised primarily of US government and agency securities, mortgage-backed and asset-backed securities, investment-grade corporate debt and US equities. The average advance rate on these different asset types ranges from 70% to 98% and is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio (explained above) has averaged 188% over the previous twelve months including unused committed unsecured bank credit and 178% excluding the unsecured portion of the Company's $3.4 billion committed revolving credit facility. The firm's net cash capital position has averaged just over $2.1 billion over the same twelve-month period.

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations. The Company has a general guideline of approximately no more than 20% of its long-term debt portfolio maturing in any one year. As of February 29, 2004 the weighted average maturity of the firm's long-term debt was
4.0 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $3.40 billion, which permits borrowing on a secured basis by Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear Stearns International, Ltd. ("BSIL") and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. ("Parent Company") and BSIL may borrow up to $1.70 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2005, with all loans outstanding at that date payable no later than February 2006. There were no borrowings outstanding under the Facility at February 29, 2004.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by BSIL, Bear Stearns International Trading Limited ("BSIT") and Bear Stearns Bank plc ("BSB"). The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2004, with all repos outstanding at that date payable no

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

later than August 2005. There were no borrowings outstanding under the Repo Facility at February 29, 2004.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis collateralized by foreign securities at pre-specified advance rates. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2004 with all loans outstanding at that date payable no later than December 2005. There were no borrowings outstanding under the Pan Asian Facility at February 29, 2004.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of non-investment-grade loans, auto loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates during fiscal 2004. All of these facilities contain a term out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $2.9 billion.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. The Company also conducts significant activities through other wholly-owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc. In connection with these operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances. Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At February 29, 2004, the Parent Company's equity double leverage ratio was approximately 0.97 based on common equity and 0.91 including preferred equity. At November 30, 2003, these measures compare to 0.91 based on common equity and
0.84 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital are funded with long-term debt issued by the Company that have maturities equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $27.3 billion and $24.6 billion had remaining maturities beyond one year at February 29, 2004 and November 30, 2003, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers;

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of February 29, 2004, a downgrade by either Moody's Investors Service or Standard & Poor's to the Company's long-term ratings to the level of A3 or A- would have required the Company to post approximately $1.1 billion in additional collateral for outstanding over-the-counter derivatives contracts.

At February 29, 2004, the Company's long-term/short-term debt ratings were as follows:

                                                                   Rating
                                                            --------------------
Dominion Bond Rating Service Limited(1)                     A(high)/R-1 (middle)
Fitch(2)                                                           A+/F1+
Moody's Investors Service(3)                                       A1/P-1
Rating & Investment Information, Inc.                              A+/nr
Standard & Poor's(4)                                               A/A-1

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

(3) On October 22, 2003, Moody's Investors Service raised the Company's long-term debt ratings from A2 to A1 placing a "stable" outlook at the higher rating level, while simultaneously affirming the Company's short-term credit ratings.

(4) On April 9, 2003, Standard & Poor's revised the outlook for the Company's long-term debt ratings from "negative" to "stable," while simultaneously affirming the Company's credit ratings.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 7, 2004, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 or beyond. During the quarter ended February 29, 2004, the Company purchased under the current and prior authorizations a total of 610,009 shares at a cost of approximately $46.8 million. Approximately $992.8 million is available to be purchased under the current authorization as of February 29, 2004.

During the quarter ended February 29, 2004, the Company purchased a total of 537,962 shares of its common stock at a total cost of approximately $42.8 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 24, 2003. Approximately $157.2 million is available to be purchased under the current authorization as of February 29, 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

Cash and cash equivalents decreased $1.95 billion to $1.89 billion at February 29, 2004. Cash used in operating activities was $2.11 billion, primarily attributable to increases in financial instruments owned, securities purchased under agreements to resell, and a decrease in securities sold under agreements to repurchase, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. These results were partially offset by increases in financial instruments sold but not yet purchased, payables to customers and other liabilities and accrued expenses. Cash used in investing activities of $129.2 million primarily reflected net purchases of investment securities and other assets in connection with the Company's merchant banking activities and purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $294.3 million reflected net proceeds of $3.4 billion from issuances of long-term borrowings used primarily to fund normal operating activities and to repay $1.8 billion in long-term borrowings, the redemption of preferred stock and net payments relating to short-term borrowings.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority. At February 29, 2004, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and Private Equity Investments

At February 29, 2004, the Company held investments in seven transactions with an aggregate recorded value of approximately $29.0 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." Six transactions are private principal investments aggregating $20.9 million at February 29, 2004. One transaction is a principal investment in a public entity, aggregating $8.1 million at February 29, 2004. At November 30, 2003, the Company held investments in eight leveraged transactions with an aggregate recorded value of approximately $19.6 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." Five transactions were private principal investments aggregating $11.0 million at November 30, 2003. Three transactions were principal investments in public entities, aggregating $8.6 million at November 30, 2003.

In connection with the Company's merchant banking activities, the Company had investments in private equity-related investment funds aggregating $330.0 million and $333.7 million at February 29, 2004 and November 30, 2003. In addition to the various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

High Yield Positions

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage- related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At February 29, 2004 and November 30, 2003, the Company held high yield positions approximating $6.0 billion and $5.0 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $974.7 million and $847.6 million, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables aggregating $2.1 billion and $1.5 billion at February 29, 2004 and November 30, 2003, respectively.

Also included in the high yield positions are extensions of credit to highly leveraged companies. At February 29, 2004 and November 30, 2003, the amount outstanding to highly leveraged borrowers totaled $1.07 billion (gross position of $1.10 billion less $30.0 million of associated hedges) and $902.8 million (gross position of $922.8 million less $20.0 million of associated hedges), respectively. The largest industry concentration was the telecommunications industry, which approximated 16.3% at February 29, 2004 and 18.8% at November 30, 2003 of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments"). The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities. These amounts, net of collateral, were $271.0 million and $214.0 million at February 29, 2004 and November 30, 2003, respectively.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company's contractual obligations, excluding derivative financial instruments, as of February 29, 2004:

                                                                Payments Due By Period
                                                  ---------------------------------------------------
                                                  Remaining   Fiscal    Fiscal
                                                   Fiscal      2005-    2007-
(in millions)                                       2004       2006      2008    Thereafter    Total
                                                  ---------   -------   ------   ----------   -------
Long-term borrowings (1)                          $   3,524   $12,248   $7,845  $    8,536    $32,153
Future minimum lease payments (2)                        36       100       95         198        429

(1) Amounts include fair value adjustment in accordance with SFAS No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures (see Note 11 in the Notes to Condensed Consolidated Financial Statements).

(2)   Includes 383 Madison Avenue in New York City.

Commitments

The Company's commitments (1) as of February 29, 2004:

                                                      Amount of Commitment Expiration Per Period
                                                  ---------------------------------------------------
                                                  Remaining   Fiscal    Fiscal
                                                   Fiscal      2005-    2007-
(in millions)                                       2004       2006      2008    Thereafter    Total
                                                  ---------   -------   ------   ----------   -------
Commercial loan commitments: (2)
    Investment-grade                              $   1,231   $   393   $  341   $       10   $ 1,975
    Non-investment grade                                189       416      257          218     1,080
Commitments to invest in private equity-related
    investments and partnerships (3)                                                              467
Underwriting commitments                                425        --       --           --       425
Commercial and residential loans                        951     1,000       --           --     1,951
Letters of credit                                     3,123        74       75           --     3,272
Other (4)                                                83       105        2           --       222

(1) See Note 4, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) Commitments are shown gross of associated hedges of $609 million for investment-grade borrowers.

(3) At February 29, 2004, commitments to invest in private equity-related investments and partnerships aggregated $467 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

(4)   Includes $32 million of commitments with no stated maturity.

Critical Accounting Policies

The condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions which could materially affect reported amounts in the financial statements (see Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements). Critical accounting policies are those policies that are the most important to the financial statements and/or those that require significant management judgment related to matters that are uncertain.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation of Financial Instruments

The Company has identified the valuation of financial instruments as a critical accounting policy due to the complex nature of certain of its products, the degree of judgment required to appropriately value these products and the pervasive impact of such valuation on the financial condition and earnings of the Company.

The Company's financial instruments can be aggregated in three broad categories:
(1) those whose fair value is based on quoted market prices or for which the Company has independent external valuations, (2) those whose fair value is determined based on readily observable price levels for similar instruments and/or models or methodologies that employ data that are observable from objective sources, and (3) those whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources.

(1) Financial Instruments Valued Based on Quoted Market Prices or for Which the Company Has Independent External Valuations

The Company's valuation policy is to use quoted market prices from securities and derivatives exchanges where they are available and reliable. Financial instruments valued based on quoted market prices are primarily exchange-traded derivatives and listed equities. Financial instruments that are most typically valued using alternative approaches but for which the Company typically receives independent external valuation information include US treasuries, most mortgage-backed securities and corporate, emerging market, high yield and municipal bonds. Unlike most equities, which tend to be traded on exchanges, the vast majority of fixed income trading (including US treasuries) occurs in over-the-counter markets, and, accordingly, the Company's valuation policy is based on its best estimate of the prices at which these financial instruments trade in those markets. The Company is an active dealer in most of the over-the-counter markets for these financial instruments, and typically has considerable insight into the trading level of financial instruments held in inventory and/or related financial instruments that it uses as a basis for its valuation.

(2) Financial Instruments Whose Fair Value Is Determined Based on Internally Developed Models or Methodologies That Employ Data That Are Readily Observable from Objective Sources

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments. For an

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

indication of the Company's involvement in derivatives, including maturity terms, see the table setting forth notional contract amounts outstanding in the preceding "Derivative Financial Instruments" section.

(3) Financial Instruments Whose Fair Value Is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long-dated or unique in nature and therefore engender considerable judgment by traders and their management who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable. At February 29, 2004 and November 30, 2003, such positions (primarily fixed income cash positions) aggregated approximately $3.3 billion and $3.4 billion, respectively, in "Financial Instruments Owned" and $881 million and $740 million, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

As part of the Company's fixed income activities, the Company participates in the underwriting, securitization or trading of non-performing mortgage-related assets, real estate assets and certain residuals. In addition, the Company has a portfolio of Chapter 13 and other credit card receivables from individuals. Certain of these high yield positions have limited price observability. In these instances, fair values are determined by statistical analysis of historical cash flows, default probabilities, recovery rates, time value of money and discount rates considered appropriate given the level of risk in the instrument and associated investor yield requirements.

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

Controls Over Valuation of Financial Instruments

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations. Members of the Controllers and Risk Management Departments perform analysis of internal valuations, typically on a monthly basis but often on an intra-month basis as well. These departments are independent of the trading areas responsible for valuing the positions. Results of the monthly validation process are reported to the Mark-to-Market (MTM) Committee, which is composed of senior management from the Risk Management and Controllers Departments. The MTM Committee is responsible for ensuring that the approaches used to independently validate the Company's valuations are robust, comprehensive and effective. Typical approaches include valuation comparisons with external sources, comparisons

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with observed trading, independent comparisons of key model valuation inputs, independent trade modeling and a variety of other techniques.

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

Equity securities acquired as a result of leveraged acquisition transactions are reflected in the consolidated financial statements at their initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value. See "Merchant Banking Investments" in Management's Discussion and Analysis for additional details.

Off-Balance-Sheet Arrangements

In the normal course of business, the Company enters into arrangements with special-purpose entities ("SPEs"), also known as variable interest entities ("VIEs"). SPEs are corporations, trusts or partnerships which are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including commercial and residential mortgages, consumer receivables, securities and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. The Company, in the normal course of business may establish SPEs, sell assets to SPEs, underwrite, distribute, and make a market in securities or other beneficial interests issued by SPEs, transact derivatives with SPEs, own securities or other beneficial interests, including residuals, in SPEs and provide liquidity or other guarantees for SPEs.

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets. In accordance with SFAS No. 140, the Company accounts for transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity ("QSPE") or has the right to pledge or exchange the assets received and (3) the transferor has not maintained effective control over the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations provided that such transfer meets all of these criteria. See Note 9, "Transfers of Financial Assets and Liabilities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the Company's securitization activities.

As of February 29, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46") or FIN No. 46 as revised ("FIN No. 46 (R)") for VIEs in which it held a variable interest as of February 29, 2004, and uses this guidance to determine whether an SPE should be consolidated. See Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the consolidation of VIEs.

The majority of the SPEs that the Company sponsors or transacts with are QSPEs, which the Company does not consolidate in accordance with this guidance. QSPEs are entities that have no discretionary activities and may only passively hold assets and distribute cash generated by the assets they hold. The Company reflects the fair value of its interests in QSPEs on its balance sheet but does not recognize the assets or liabilities of QSPEs. QSPEs are employed extensively in the Company's mortgage and asset securitization business.

Certain other SPEs do not meet the requirements of a QSPE, because their activities are not sufficiently limited or they have entered into certain non-qualifying transactions. The Company generally consolidates these entities under FIN No. 46 if it owns a majority of the variable interests. These SPEs are commonly employed in collateralized debt obligation transactions where portfolio managers require the ability to buy and sell assets or in synthetic credit transactions. These transactions typically involve no recourse to the Company.

In addition to the above, in the ordinary course of business the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. See Note 5, "Guarantees," in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51." FIN No. 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as VIEs. FIN No. 46 requires the primary beneficiary of a VIE to consolidate the entity. On December 24, 2003, the FASB published FIN No. 46 (R), a replacement of FIN No.
46. FIN No. 46 (R) provides technical corrections and addresses certain implementation issues.

In fiscal 2003, the Company adopted FIN No. 46 for VIEs in which it acquired an interest after January 31, 2003. As of February 29, 2004, the Company adopted FIN No. 46 or FIN No. 46 (R) for VIEs in which it held a variable interest as of February 29, 2004. Such adoption did not have a material effect on the condensed consolidated financial statements. See Note 10,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements for a further discussion.

Specialist Activities

The Company participates, through a majority-owned joint venture, in specialist activities on the NYSE, AMEX and International Securities Exchange. Due to the occurrence of a Control Event triggered in December 2003, the Company began consolidating this entity. Included in the Condensed Consolidated Statements of Financial Condition at February 29, 2004 are total assets of $2.2 billion, including approximately $359 million of goodwill and identifiable intangible assets.

Effects of Inflation

Since the Company's assets are primarily recorded at their current market value and to a large extent are liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation, office leasing costs, information technology and communications charges, which may not be readily recoverable in the price of services offered by the Company. To the extent that inflation causes interest rates to rise and has other adverse effects on the securities markets and on the value of securities held in inventory, it may adversely affect the Company's financial position and results of operations.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a description of the Company's risk management policies, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk, as well as a discussion of the Company's credit risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Value-at-Risk

An estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models, known as value-at-risk ("VaR"), that seeks to predict risk of loss based on historical and/or market-implied price and volatility patterns. VaR estimates the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation uses the simulated changes in value of the market risk-sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

The Company has performed an entity-wide VaR analysis of the Company's financial assets and liabilities, including financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The Company regularly evaluates and enhances such VaR models in an effort to more accurately measure risk of loss. Certain equity-method investments and non-publicly traded investments are not reflected in the VaR results. The VaR related to certain non-trading financial instruments has been included in this analysis and is not reported separately because the amounts are not material. The calculation is based on a methodology that uses a one-day interval and a 95% confidence level. Interest rate risk for most desks use a historical simulation approach for VaR. Foreign exchange rate risk and for a limited number of desks the interest rate risk, use a "Monte Carlo" value-at-risk approach. Historical simulation involves the generation of price movements in a portfolio using price sensitivities, and historical movements of the underlying risk factors to which the securities are sensitive. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors that describe possible curve movements, where appropriate. These were generated from principal component analysis. In addition, volatility and spread risk factors as well as intercountry correlations were used, where appropriate.

Equity price risk was measured using a combination of historical and Monte Carlo approaches. Equity and equity derivatives risk were treated as correlated with various domestic and international indices, of which the Company used approximately 50 at February 29, 2004 and November 30, 2003. Parameter estimates, such as volatilities and correlations, were based on daily tests through February 29, 2004.

VaR has inherent limitations, including reliance on historical data, which may not accurately predict future market risk, and the quantitative risk information generated is limited by the parameters established in creating the models. There can be no assurance that actual losses occurring on any one day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in 20 days. However, the

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Company believes VaR models are an appropriate methodology for comparison of risk profiles across companies in the financial services industry.

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. The following table illustrates the VaR for each component of market risk as of February 29, 2004, November 30, 2003 and February 28, 2003. Commodity risk has been excluded due to immateriality at February 29, 2004, November 30, 2003 and February 28, 2003.

                                   February 29,    November 30,    February 28,
(in millions)                          2004            2003            2003
                                   ------------    ------------    ------------
MARKET RISK
    Interest rate                  $       15.7    $       14.9    $       13.8
    Currency                                1.6             0.9             0.7
    Equity                                  3.9             3.7             5.4
    Diversification benefit                (4.9)           (4.2)           (5.0)
                                   ------------    ------------    ------------
Aggregate VaR                      $       16.3    $       15.3    $       14.9
                                   ============    ============    ============

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2004 quarter:

(in millions)                                         High       Low     Average
                                                     -------   -------   -------
MARKET RISK
    Interest rate                                    $  15.9   $  14.6   $  15.3
    Currency                                             2.0       0.9       1.5
    Equity                                               3.9       3.5       3.7
    Aggregate VaR                                       16.4      15.2      15.8

As previously discussed, the Company utilizes a wide variety of market risk management methods, including trading limits; marking all positions to market on a daily basis; daily profit and loss statements; position reports; daily risk highlight reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reports positions, profits and losses and notable trading strategies to the Risk Committee on a weekly basis. The Company believes that these procedures, which stress timely communication between traders, trading department management and senior management, are the most important elements of the risk management process.

Stress testing (also referred to as scenario analysis) measures the risk of loss over a variety of extreme market conditions that are defined in advance. Stress testing is a key methodology used in the management of market risk as well as counterparty credit risk (see "Derivatives Credit Risk" below). Stress tests are calculated at the firmwide level, for particular trading books, for particular customer accounts and for particular individual positions. Stress tests are performed on a regular basis as well as on an ad hoc basis, as deemed appropriate. The ongoing evaluation process of trading risks as well as the consideration of new trading positions commonly incorporates an ad hoc discussion of "what-if" stressed market conditions and their impact on profitability. This analysis varies in its degree of formality based on the judgment of trading department management, risk management and senior managers. While the Company recognizes that no methodology can perfectly predict future market conditions, it believes that these tools

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

are an important supplement to the Company's risk management process. The Company expects to continue to develop and refine its formal stress testing methodologies.

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 29, 2004 and February 28, 2003, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $15.5 million and $15.9 million for the quarters ended February 29, 2004 and February 28, 2003, respectively. During the quarter ended February 29, 2004 there was one day with a reported trading loss and the total daily trading loss did not exceed the reported aggregate period end VaR amount. There were no daily trading losses for the quarter ended February 28, 2003. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. The Company believes that these results are indicative of its commitment to the management of market trading risk.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                         Quarter Ended February 29, 2004

   [The following table was depicted as a bar graph in the printed material.]

              DAILY NET TRADING REVENUES   NUMBER OF TRADING DAYS
              --------------------------   ----------------------
                   ($ in millions)

                        (10)+
                       (10)-(5)
                        (5)-0                        1
                         0-5                         4
                         5-10                        8
                        10-15                       20
                        15-20                       13
                        20-25                        9
                        25-30                        3
                         30+                         3

                         Quarter Ended February 28, 2003

   [The following table was depicted as a bar graph in the printed material.]

              DAILY NET TRADING REVENUES   NUMBER OF TRADING DAYS
              --------------------------   ----------------------
                   ($ in millions)

                        (10)+
                       (10)-(5)
                        (5)-0
                         0-5                         5
                         5-10                       12
                        10-15                       19
                        15-20                        7
                        20-25                       10
                        25-30                        2
                         30+                         6

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 29, 2004:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                   Exposure,      Percentage of
                                                     Net of       Exposure, Net
Rating (2)           Exposure   Collateral (3)   Collateral (4)   of Collateral
------------------   --------   --------------   --------------   -------------

AAA                    $2,141             $749           $1,420              35%
AA                      2,143              846            1,368              34%
A                       1,560              869              833              20%
BBB                       381              645              173               4%
BB and lower              867            1,937              268               7%
Non-rated                   3               --                3               0%

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Fezzani, et al. v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2003 ("Form 10-K"), Bear Stearns, BSSC, and a former officer of BSSC were named as defendants in a lawsuit in United States District Court for the Southern District of New York brought by eleven individuals and entities that allegedly purchased securities underwritten by A.R Baron & Company, Inc., a firm for which BSSC provided clearing services.

On April 6, 2004, the district court granted motions to dismiss all causes of action that plaintiffs brought against Bear Stearns, BSSC, and the former officer of BSSC.

IPO Underwriting Fee Antitrust Litigation

As previously reported in the Company's Form 10-K, Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the United States District Court for the Southern District of New York.

On February 24, 2004, the district court granted defendants' motion to dismiss the complaint in the Purchaser Action in part, dismissing plaintiffs' claim for treble damages under Section 4 of the Clayton Act. However, the court denied defendants' motion to dismiss plaintiffs' claim for injunctive relief.

Mutual Fund Matters: Pflugrath v. The Bear Stearns Companies Inc., et al.

As previously reported in the Company's Form 10-K, the Company and Bear, Stearns & Co. Inc. were named as defendants in a purported class action lawsuit, in the United States District Court for the Southern District of New York.

On March 19, 2004, this action was transferred to the District of Maryland for coordinated and/or consolidated proceedings as part of MDL 1586-In re: Mutual Funds Investment Litigation.

Specialist Matters

As previously reported in the Company's Form 10-K, Bear Wagner Specialists, LLC ("Bear Wagner"), an indirect subsidiary of the Company, had entered into an agreement in principle with the NYSE and the staff of the SEC to settle certain previously disclosed claims concerning specialist trading activity.

On March 29, 2004, without admitting or denying the allegations, findings or conclusions of the SEC and the NYSE, Bear Wagner consented to a final settlement of the claims asserted by these regulatory organizations with respect to certain specialist trading activities. Under the terms of the settlement, Bear Wagner entered into consent agreements and other definitive documents with the SEC and NYSE to resolve their investigations of Bear Wagner relating to those matters.

                                LEGAL PROCEEDINGS

Pursuant to the settlement, Bear Wagner has consented, among other things, to
(i) pay an aggregate of $16,259,446 million as penalties, involving a payment of $5,534,543 as a penalty and the remaining $10,724,903 as disgorgement to a distribution fund for the benefit of certain customers and (ii) adopt various additional policies, systems, procedures and other safeguards to ensure and further the integrity of Bear Wagner's trading activity.

                                   ----------

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

       Item 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                              OF EQUITY SECURITIES

The following table provides information as of February 29, 2004 with respect to the shares of common stock repurchased by the Company during the first quarter of fiscal 2004:

                      Issuer Purchases of Equity Securities

                                                                     Total Number of      Approximate Dollar
                                                                   Shares Purchased as   Value of Shares that
                                                                    Part of Publicly     May Yet Be Purchased
                     Total Number of Shares   Average Price Paid   Announced Plans or     Under the Plans or
      Period               Purchased              per Share           Programs (1)           Programs (1)
------------------   ----------------------   ------------------   -------------------   --------------------
12/1/03 - 12/31/03                  650,102               $74.97               650,102           $414,489,088
 1/1/04 - 1/31/04                   325,566                80.86               325,566          1,164,524,352
 2/1/04 - 2/29/04                   172,303                84.55               172,303          1,149,956,707
                     ----------------------                        -------------------
      Total                       1,147,971                78.08             1,147,971
                     ======================                        ===================

(1) On January 8, 2003, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2003 or beyond. On January 7, 2004, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 or beyond. On November 24, 2003, the Compensation Committee of the Board of Directors of the Company approved a $200 million CAP Plan Earnings Purchase Authorization. The Repurchase Programs have no set expiration or termination date.

                            Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company's Audit Committee to be performed by Deloitte & Touche LLP, the Company's independent auditors, principally relating to the following: 1) agreed upon procedures relating to (a) securitization offerings and related periodic filings, (b) reports on internal controls, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) readiness services in connection with Section 404 of the Sarbanes-Oxley Act of 2002; 3) tax related services; 4) issuance of comfort letters and consents relating to offerings of the Company's own securities; 5) reviews of quarterly financial statements; 6) consulting services with respect to client web-based technology (non-financial systems); and 7) other accounting, attest and regulatory related services.

                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (11) Computation of Per Share Earnings. (The calculation of per share earnings is in Note 7, "Earnings Per Share," of Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

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

(i) A Current Report on Form 8-K dated December 15, 2003 and filed on December 17, 2003, announcing its regular quarterly cash dividend on its outstanding shares of Preferred Stock, Series A, E, F and G and announcing that it has called for redemption all of its outstanding Series A Preferred Stock.

(ii) A Current Report on Form 8-K dated and filed on December 17, 2003 pertaining to the Company's results of operations for the three months ended November 30, 2003.

(iii) A Current Report on Form 8-K dated December 17, 2003 and filed on December 22, 2003, pertaining to the form of Medium-Term Note, Series B (principal protected notes linked to the Nasdaq-100 Index due December 2009) ("Index Linked Notes") issued by the Company, the form of Income Notes (linked to the Consumer Price Index), an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences in connection with the offering of the Index Linked Notes and a consent in connection with the offering of the Index Linked Notes.

(iv) A Current Report on Form 8-K dated January 7, 2004 and filed on January 9, 2004, announcing its regular quarterly cash dividend on its outstanding shares of common stock, and the approval of an amendment to its share repurchase program to allow the Company to purchase up to $1 billion in aggregate cost of common stock.

(v) A Current Report on Form 8-K dated January 21, 2004 and filed on January 26, 2004 pertaining to a "Wells Notice" that was received by Bear Wagner Specialists, LLC from the Securities and Exchange Commission and notification from the NYSE, relating to alleged violations arising from specialist trading activity.

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

                                        The Bear Stearns Companies Inc.
                                        -------------------------------
                                                  (Registrant)


Date: April 14, 2004                    By: /s/ Jeffrey M. Farber
                                            Jeffrey M. Farber
                                            Controller
                                            (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.       Description                                               Page
-----------       -----------                                               ----

(12)              Computation of Ratio of Earnings to Fixed Charges           70

(15)              Letter re: Unaudited Interim Financial Information          71

(31.1)            Certification of Chief Executive Officer Pursuant to
                  Rule 13a-14(a) or 15d-14(a) of the Securities Exchange
                  Act of 1934, as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002                                  72

(31.2)            Certification of Chief Financial Officer Pursuant to
                  Rule 13a-14(a) or 15d-14(a) of the Securities Exchange
                  Act of 1934, as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002                                  73

(32.1)            Certification of Chief Executive Officer Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002                       74

(32.2)            Certification of Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002                       75