Form 10-Q
period 2004-05-31
BEAR STEARNS COMPANIES INC
filed 2004-07-15
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2004

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

      As of July 12, 2004, the latest practicable date, there were 103,068,727 shares of Common Stock, $1 par value, outstanding.


                                TABLE OF CONTENTS
                                -----------------
                                                                                   Page
                                                                                   ----
Available Information                                                               3



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income (Unaudited)
            for the three months and six months ended May 31, 2004 and
            May 31, 2003                                                            4

            Condensed Consolidated Statements of Financial Condition
            as of May 31, 2004 (Unaudited) and November 30, 2003 (Audited)          5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the six months ended May 31, 2004 and May 31, 2003                  6

            Notes to Condensed Consolidated Financial Statements (Unaudited)        7

            Report of Independent Registered Public Accounting Firm                 26

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                   27

Item 3.     Quantitative and Qualitative Disclosures about Market Risk              50

Item 4.     Controls and Procedures                                                 55

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                       56

Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases of
            Equity Securities                                                       57

Item 4.     Submission of Matters to a Vote of Security Holders                     58

Item 5.     Other Information                                                       59

Item 6.     Exhibits and Reports on Form 8-K                                        60

            Signature                                                               62

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

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's internet site. Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the "Code") governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns." You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.

Part I - Financial Information
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                                                      (Unaudited)
                                                        ------------------------------------------------------------------
                                                                  Three Months Ended              Six Months Ended
                                                        ------------------------------------------------------------------
                                                              May 31,          May 31,          May 31,          May 31,
(in thousands, except share and per share data)                2004             2003             2004             2003
==========================================================================================================================
REVENUES
  Commissions                                           $    307,150     $    267,682     $    615,253     $    509,597
  Principal transactions                                     915,469          809,915        1,862,331        1,778,379
  Investment banking                                         261,564          212,550          521,974          380,133
  Interest and dividends                                     498,469          522,565        1,018,933          956,724
  Other income                                                81,146           37,500          126,752           63,294
                                                        ------------------------------------------------------------------
    Total revenues                                         2,063,798        1,850,212        4,145,243        3,688,127
  Interest expense                                           340,260          387,492          695,782          709,973
                                                        ------------------------------------------------------------------
    Revenues, net of interest expense                      1,723,538        1,462,720        3,449,461        2,978,154
                                                        ------------------------------------------------------------------

NON-INTEREST EXPENSES
  Employee compensation and benefits                         860,053          692,181        1,709,201        1,450,070
  Floor brokerage, exchange and clearance fees                59,647           47,540          116,547           92,220
  Communications and technology                               88,321           90,744          182,149          183,484
  Occupancy                                                   34,768           33,088           68,383           68,031
  Advertising and market development                          29,315           27,507           55,216           52,717
  Professional fees                                           42,370           28,995           84,170           57,448
  Other expenses                                              97,588          114,535          191,341          220,855
                                                        ------------------------------------------------------------------
    Total non-interest expenses                            1,212,062        1,034,590        2,407,007        2,124,825
                                                        ------------------------------------------------------------------

  Income before provision for income taxes                   511,476          428,130        1,042,454          853,329
  Provision for income taxes                                 163,673          147,719          333,586          298,665
                                                        ------------------------------------------------------------------
  Net income                                            $    347,803     $    280,411     $    708,868     $    554,664
                                                        ==================================================================
  Net income applicable to common shares                $    340,609     $    272,616     $    694,255     $    538,878
                                                        ==================================================================

  Basic earnings per share                              $       2.77     $       2.27     $       5.65     $       4.48
  Diluted earnings per share                            $       2.49     $       2.05     $       5.07     $       4.05
                                                        ==================================================================

  Weighted average common shares outstanding:
         Basic                                           129,071,295      128,711,363      129,029,761      129,240,413
         Diluted                                         146,921,897      146,062,838      146,945,015      146,608,993
                                                        ==================================================================

  Cash dividends declared per common share              $       0.20     $       0.17     $       0.40     $       0.34
                                                        ==================================================================


See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of

                               Financial Condition

                                                                                         (Unaudited)
                                                                                           May 31,         November 30,
(in thousands, except share data)                                                           2004                2003
===========================================================================================================================
ASSETS
  Cash and cash equivalents                                                           $   1,960,342      $   3,837,570
  Cash and securities deposited with clearing organizations or
   segregated in compliance with federal regulations                                     12,018,874          8,657,065
  Securities purchased under agreements to resell                                        45,900,404         33,822,695
  Securities received as collateral                                                       7,443,895          5,496,832
  Securities borrowed                                                                    70,099,534         73,317,962
  Receivables:
   Customers                                                                             23,333,556         19,646,879
   Brokers, dealers and others                                                            4,614,121          3,730,306
   Interest and dividends                                                                   312,007            268,054
  Financial instruments owned, at fair value
      Pledged as collateral                                                              31,383,523         32,349,781
      Not pledged as collateral                                                          39,231,019         26,882,877
  Assets of variable interest entities                                                    1,124,580                 --
  Property, equipment and leasehold improvements, net of accumulated depreciation
      and amortization of $780,059 and $816,646 in 2004 and 2003, respectively              366,682            381,262
  Other assets                                                                            3,806,236          3,776,827
                                                                                      ------------------------------------
  Total Assets                                                                        $ 241,594,773      $ 212,168,110
                                                                                      ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                                                               $  11,951,756      $  13,387,662
  Securities sold under agreements to repurchase                                         54,487,569         47,464,156
  Obligation to return securities received as collateral                                  7,443,895          5,496,832
  Securities loaned                                                                       6,754,679          6,648,165
  Payables:
    Customers                                                                            78,835,358         68,666,893
    Brokers, dealers and others                                                           5,565,519          2,676,351
    Interest and dividends                                                                  572,170            567,575
  Financial instruments sold, but not yet purchased, at fair value                       32,125,093         27,109,147
  Liabilities of variable interest entities                                               1,124,580                 --
  Accrued employee compensation and benefits                                              1,307,722          1,376,215
  Other liabilities and accrued expenses                                                  1,453,019          1,312,061
                                                                                      ------------------------------------
                                                                                        201,621,360        174,705,057
                                                                                      ------------------------------------
  Commitments and contingencies (Note 4)

  Long-term borrowings                                                                   31,966,579         29,430,465
                                                                                      ------------------------------------

  Guaranteed Preferred Beneficial Interests in Company Subordinated Debt Securities              --            562,500
                                                                                      ------------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock                                                                           489,373            538,415
  Common stock, $1.00 par value; 500,000,000 shares authorized and
     184,805,848 shares issued as of both May 31, 2004 and November 30, 2003                184,806            184,806
  Paid-in capital                                                                         3,331,698          3,245,380
  Retained earnings                                                                       5,603,087          4,954,508
  Employee stock compensation plans                                                       2,205,703          2,299,170
  Unearned compensation                                                                    (159,792)          (188,952)
  Treasury stock, at cost:
   Common stock: 81,579,985 and 82,233,811 shares
     as of May 31, 2004 and November 30, 2003,
     respectively                                                                        (3,648,041)        (3,563,239)
                                                                                      ------------------------------------
  Total Stockholders' Equity                                                              8,006,834          7,470,088
                                                                                      ------------------------------------
  Total Liabilities and Stockholders' Equity                                          $ 241,594,773      $ 212,168,110
                                                                                      ====================================


See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                             (Unaudited)
                                                                                           Six Months Ended
                                                                                -----------------------------------
                                                                                       May 31,          May 31,
(in thousands)                                                                          2004             2003
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $    708,868      $   554,664
   Adjustments to reconcile net income to cash used in operating activities:
     Noncash items included in net income:
      Depreciation and amortization                                                     65,675           71,754
      Deferred income taxes                                                            (30,502)         (13,142)
      Employee stock compensation plans                                                 20,854           29,559
      Other                                                                              4,306            6,265
     Changes in operating assets and liabilities:
      Cash and securities deposited with clearing organizations or segregated
          in compliance with federal regulations                                    (3,361,809)       1,794,532
      Securities purchased under agreements to resell                              (12,077,709)      (6,823,455)
      Securities borrowed                                                            3,218,428       (1,951,362)
      Receivables from customers                                                    (3,686,677)      (4,636,094)
      Receivables from brokers, dealers and others                                    (883,815)        (555,513)
      Financial instruments owned                                                  (10,555,006)      (9,999,293)
      Other assets                                                                      23,128          102,055
      Securities sold under agreements to repurchase                                 7,023,413          983,683
      Securities loaned                                                                106,514        2,331,678
      Payables to customers                                                         10,168,465        6,891,623
      Payables to brokers, dealers and others                                        2,789,833          537,002
      Financial instruments sold, but not yet purchased                              5,015,946        4,863,120
      Accrued employee compensation and benefits                                       (67,500)         (52,762)
      Other liabilities and accrued expenses                                           194,625           46,981
                                                                                ----------------------------------
      Cash used in operating activities                                             (1,322,963)      (5,818,705)
                                                                                ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, equipment and leasehold improvements                      (51,095)         (16,405)
      Purchases of investment securities and other assets                             (184,228)         (49,492)
      Proceeds from sales of investment securities and other assets                    142,513           35,303
                                                                                ----------------------------------
      Cash used in investing activities                                                (92,810)         (30,594)
                                                                                ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (payments for) proceeds from short-term borrowings                        (1,435,906)       2,944,326
      Net proceeds from issuance of long-term borrowings                             5,443,454        6,014,576
      Proceeds from issuances of derivatives with a financing element, net              99,335               --
      Redemption of preferred stock issued by a subsidiary                            (300,000)              --
      Issuance of common stock                                                         135,793           56,463
      Redemption of preferred stock                                                    (49,043)         (27,660)
      Payments for retirement of long-term borrowings                               (4,026,012)      (4,649,758)
      Treasury stock purchases - common stock                                         (272,403)        (244,945)
      Cash dividends paid                                                              (56,673)         (49,798)
                                                                                ----------------------------------
      Cash (used in) provided by financing activities                                 (461,455)       4,043,204
                                                                                ----------------------------------
      Net decrease in cash and cash equivalents                                     (1,877,228)      (1,806,095)
      Cash and cash equivalents, beginning of year                                   3,837,570        5,520,285
                                                                                ----------------------------------
      Cash and cash equivalents, end of period                                    $  1,960,342      $ 3,714,190
                                                                                ==================================

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The Bear Stearns Companies Inc. is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance related services for prime brokerage clients and clearance on a fully-disclosed basis for introducing broker dealers. Wealth Management is comprised of the Private Client Services ("PCS") and asset management areas. See Note 8, "Segment Data," in the Notes to Condensed Consolidated Financial Statements. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Commercial Mortgage Inc., Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc.

      The condensed consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries ("Company"). All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of May 31, 2004, the Condensed Consolidated Statements of Income for the three and six months ended May 31, 2004 and May 31, 2003 and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2004 and May 31, 2003 are unaudited. The November 30, 2003 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

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

      The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company's policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), or FIN No. 46, as revised ("FIN No. 46 (R)") issued in December 2003, the Company also consolidates any variable interest entities ("VIEs") for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statement of Financial Condition in the captions "Assets of variable interest entities" and "Liabilities of variable interest entities." See
      Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements.

      The Company participates, through a majority-owned joint venture, in specialist activities on the NYSE, AMEX and International Securities Exchange. Due to the occurrence of a Control Event triggered in December 2003, the Company began consolidating this entity beginning in the first quarter of fiscal 2004. Included in the Condensed Consolidated Statements of Financial Condition at May 31, 2004 are total assets of $1.8 billion, including approximately $360 million of goodwill and identifiable intangible assets.

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

      Collateralized Securities Transactions

      Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense is generally included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income. Reverse repurchase agreements and repurchase agreements are presented in the Condensed Consolidated Statements of Financial Condition on a net-by-counterparty basis, where permitted by generally accepted accounting principles. It is the Company's general policy to take possession of securities with a market value in excess of the principal amount

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is generally required to provide securities to counterparties to collateralize repurchase agreements.

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

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period-end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Gains or losses resulting from foreign currency transactions are included in net income.

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

      Statement of Cash Flows

      For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the six months ended May 31, 2004 and May 31, 2003. Income taxes paid totaled $301.5 million and $212.8 million for the six months ended May 31, 2004 and May 31, 2003, respectively.

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

      The cost related to stock-based compensation included in the determination of net income for the three months and six months ended May 31, 2004 and May 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to stock option awards since the original effective date of SFAS No. 123.

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

                                                            Three Months Ended                  Six Months Ended
--------------------------------------------------------------------------------------------------------------------------

                                                         May 31,           May 31,           May 31,           May 31,
(in millions, except per share amounts)                   2004              2003              2004              2003
--------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                   $347.8            $280.4            $708.9            $554.7

Add: Stock-based employee compensation plans
expense included in reported net income, net of
related tax effects                                          3.7              10.5              11.9              16.9

Deduct: Total stock-based employee
compensation plans expense determined under
the fair value based method, net of related tax
effects                                                    (11.7)            (23.8)            (28.1)            (43.5)
--------------------------------------------------------------------------------------------------------------------------

Pro forma net income                                      $339.8            $267.1            $692.7            $528.1
==========================================================================================================================

Earnings per share:
   Basic - as reported                                     $2.77             $2.27             $5.65             $4.48
   Basic - pro forma                                       $2.71             $2.17             $5.53             $4.28
   Diluted - as reported                                   $2.49             $2.05             $5.07             $4.05
   Diluted - pro forma                                     $2.44             $1.96             $4.96             $3.86
==========================================================================================================================


      Investment Banking and Advisory Services

      Underwriting revenues and fees for mergers and acquisitions advisory services are accrued when services for the transactions are substantially completed. Transaction expenses are deferred until the related revenue is recognized.

      Derivative Instruments and Hedging Activities

      The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), are carried in the Company's Condensed Consolidated Statements of Financial Condition at their then fair value, with changes in fair value recorded in current earnings. Designated hedged items not carried at fair value are marked (to the extent of the profit or loss on the derivative) for the risk being hedged, with such changes in the fair value recorded in current earnings.

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

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                        May 31,     November 30,
(in thousands)                                           2004           2003
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS OWNED:
  US government and agency                            $ 5,570,722    $ 4,963,125
  Other sovereign governments                           1,060,459      1,019,394
  Corporate equity and convertible debt                14,857,033     12,531,849
  Corporate debt and other                             12,282,190      9,554,939
  Mortgages, mortgage- and asset-backed                24,345,935     21,377,386
  Derivative financial instruments                     12,498,203      9,785,965
--------------------------------------------------------------------------------
                                                      $70,614,542    $59,232,658
================================================================================

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
  US government and agency                            $12,337,363    $ 9,991,764
  Other sovereign governments                             920,853        740,052
  Corporate equity and convertible debt                 5,291,130      6,301,051
  Corporate debt and other                              2,875,040      1,477,448
  Mortgages, mortgage- and asset-backed                 1,162,744        278,294
  Derivative financial instruments                      9,537,963      8,320,538
--------------------------------------------------------------------------------
                                                      $32,125,093    $27,109,147
================================================================================



      As of May 31, 2004 and November 30, 2003, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate these securities are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased represent obligations of the Company to deliver the specified financial instrument at the contracted price and thereby create a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    DERIVATIVES AND HEDGING ACTIVITIES

      SFAS No. 133 requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at their then fair value. SFAS No. 133 requires that all derivatives be carried at fair value, including those used as hedges. SFAS No. 133 also requires items designated as being hedged, previously carried at accrued values, now be marked to market for the risk being hedged, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income and were not material for the three month and six month periods ended May 31, 2004 and May 31, 2003.

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

      As of May 31, 2004 and November 30, 2003, the Company had notional/contract amounts of approximately $3.03 trillion and $2.15 trillion, respectively, of derivative financial instruments, of which $687.3 billion and $413.1 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, fixed-rate debt, or are part of its derivative dealer activities, are marked to fair value.

      The Company's derivatives had a weighted average maturity of approximately
      3.8 years and 4.2 years at May 31, 2004 and November 30, 2003, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of May 31, 2004 were as follows:

                                                                                              Greater
                                           Less Than        One to          Three to           Than
(in billions)                              One Year      Three Years       Five Years       Five Years         Total
=======================================================================================================================
Swap agreements, including options,
  swaptions, caps, collars and floors  $      464.6     $      573.9     $      530.6     $      648.8     $    2,217.9
Futures contracts                             179.1             98.9              9.8              0.1            287.9
Forward contracts                              89.6               --               --               --             89.6
Options held                                  280.5             25.3              0.7              0.1            306.6
Options written                               117.5              9.3              1.0               --            127.8
-----------------------------------------------------------------------------------------------------------------------
Total                                  $    1,131.3     $      707.4     $      542.1     $      649.0     $    3,029.8
=======================================================================================================================
Percent of total                               37.3%            23.4%            17.9%            21.4%           100.0%
=======================================================================================================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Commercial Lending

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $1.29 billion at May 31, 2004 (gross commitments of $2.03 billion less $740.3 million of associated hedges). Commercial lending commitments to non-investment-grade borrowers approximated $1.31 billion at May 31, 2004.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At May 31, 2004, such commitments aggregated $434.9 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income/equity underwriting, the Company had commitments to purchase and sell new issues of securities aggregating $649.7 million at May 31, 2004.

      Commercial and Residential Loans

      The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At May 31, 2004, the Company had entered into commitments to purchase, sell or finance mortgage loans of $2.0 billion.

      Letters of Credit

      At May 31, 2004, the Company was contingently liable for unsecured letters of credit of approximately $2.09 billion and letters of credit of $1.1 billion secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

      Borrow Versus Pledge

      At May 31, 2004, the Company had pledged securities, primarily US government and agency securities with a market value of approximately $3.46 billion as collateral for securities borrowed, with an approximate market value of $3.41 billion.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $87.3 million at May 31, 2004.

      The Company has entered into agreements with providers of hardware, software, data processing and systems consulting services. At May 31, 2004, commitments over the remaining life of these agreements aggregated $62.5 million.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    GUARANTEES (continued)

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of May 31, 2004:

                                                                           Amount of Guarantee Expiration Per Period
                                                              ------------------------------------------------------------------
                                                                                                         Greater
                                                               Less Than      One to       Three to        than
(in millions)                                                   One Year   Three Years    Five Years    Five Years      Total
================================================================================================================================

Certain derivative contracts (notional) (1)                   $  260,544    $  176,548    $  157,149    $   72,764    $  667,005
Municipal securities                                               2,387            65            --            --         2,452
Residual value guarantee                                              --            --           570            --           570
--------------------------------------------------------------------------------------------------------------------------------

(1)   The carrying value of these derivatives approximated $8.7 billion.

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

      On certain of these contracts, such as written interest rate caps and floors and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivative contracts are recorded at fair value which approximated $8.7 billion at May 31, 2004.

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

      Municipal Securities

      In 1997, the Company established a program whereby it creates a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at May 31, 2004 was approximately $2.45 billion, which represents the outstanding amount of

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. GUARANTEES (continued)

      all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.43 billion at May 31, 2004.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 15, 2008, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of May 31, 2004, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    REGULATORY REQUIREMENTS

      Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the New York Stock Exchange, Inc. ("NYSE"), the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns, as defined, is $686.2 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions. At May 31, 2004, Bear Stearns' net capital of $2.27 billion exceeded the minimum requirement by $2.19 billion.

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

      At May 31, 2004, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

7.    EARNINGS PER SHARE

      EPS is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended ("CAP Plan"), as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. EARNINGS PER SHARE (continued)

      The computations of Basic and Diluted EPS are set forth below:

                                                                                   Three Months Ended           Six Months Ended
      ------------------------------------------------------------------------------------------------------------------------------

                                                                                  May 31,       May 31,       May 31,       May 31,
      (in thousands, except per share amounts)                                     2004          2003          2004          2003
      ------------------------------------------------------------------------------------------------------------------------------

      Net income                                                                $ 347,803     $ 280,411     $ 708,868     $ 554,664
      Preferred stock dividends                                                    (7,194)       (7,795)      (14,613)      (15,786)
      Redemption of preferred stock                                                    --           642            --           720
      Income adjustment (net of tax) applicable to deferred
         compensation arrangements-vested shares                                   17,553        19,374        35,178        39,628
      -----------------------------------------------------------------------------------------------------------------------------
      Net earnings used for basic EPS                                             358,162       292,632       729,433       579,226
      Income adjustment (net of tax) applicable to deferred
         compensation arrangements-nonvested shares                                 7,865         6,901        15,372        14,064
      -----------------------------------------------------------------------------------------------------------------------------
      Net earnings used for diluted EPS                                         $ 366,027     $ 299,533     $ 744,805     $ 593,290
      =============================================================================================================================

      Total basic weighted average common
         shares outstanding (1)                                                   129,071       128,711       129,030       129,240
      -----------------------------------------------------------------------------------------------------------------------------
      Effect of dilutive securities:
         Employee stock options                                                     3,471         2,224         3,471         1,937
         CAP and restricted units                                                  14,380        15,128        14,444        15,432
      -----------------------------------------------------------------------------------------------------------------------------
      Dilutive potential common shares                                             17,851        17,352        17,915        17,369
      -----------------------------------------------------------------------------------------------------------------------------
      Weighted average number of common shares
         outstanding and dilutive potential common shares                         146,922       146,063       146,945       146,609
      =============================================================================================================================

      Basic EPS                                                                 $    2.77     $    2.27     $    5.65     $    4.48
      Diluted EPS                                                               $    2.49     $    2.05     $    5.07     $    4.05
      =============================================================================================================================

      (1) Includes 24,573,060 and 29,891,922 vested units for the three months ended May 31, 2004 and May 31, 2003, respectively, and 25,171,895 and 30,064,127 vested units for the six months ended May 31, 2004 and May 31, 2003, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SEGMENT DATA (continued)



                                                        Three Months Ended                       Six Months Ended
                                             -------------------------------------   ------------------------------------
                                                     May 31,             May 31,             May 31,             May 31,
      (in thousands)                                  2004                2003                2004                2003
      -------------------------------------------------------------------------------------------------------------------
      NET REVENUES

      Capital Markets
           Institutional Equities            $       252,004     $       189,346     $       549,404     $       465,807
           Fixed Income                              844,436             765,190           1,666,704           1,556,407
           Investment Banking                        254,872             223,439             508,051             411,203
      -------------------------------------------------------------------------------------------------------------------
      Total Capital Markets                        1,351,312           1,177,975           2,724,159           2,433,417

      Global Clearing Services                       223,676             187,405             441,290             363,183

      Wealth Management
           Private Client Services (1)               117,272              91,142             228,169             175,295
           Asset Management                           59,244              33,263             101,134              64,695
      -------------------------------------------------------------------------------------------------------------------
      Total Wealth Management                        176,516             124,405             329,303             239,990

      Other (2)                                      (27,966)            (27,065)            (45,291)            (58,436)
      -------------------------------------------------------------------------------------------------------------------

                 Total net revenues          $     1,723,538     $     1,462,720     $     3,449,461     $     2,978,154
      ===================================================================================================================

      PRE-TAX INCOME

      Capital Markets                        $       491,002     $       483,971     $     1,007,371     $       949,890
      Global Clearing Services                        86,705              37,798             165,207              89,948
      Wealth Management                               25,719               4,948              46,586              10,667
      Other (2)                                      (91,950)            (98,587)           (176,710)           (197,176)
      -------------------------------------------------------------------------------------------------------------------

                 Total pre-tax income        $       511,476     $       428,130     $     1,042,454     $       853,329
      ===================================================================================================================


                                                                        As of
                                             --------------------------------------------------------
                                                    May 31,           November 30,          May 31,
      (in thousands)                                 2004                2003                2003
      -----------------------------------------------------------------------------------------------
      SEGMENT ASSETS

      Capital Markets                        $   175,247,414     $   143,866,138     $   142,323,343
      Global Clearing Services                    73,655,826          69,974,025          69,563,378
      Wealth Management                            4,015,910           3,705,922           3,346,690
      Other (3)                                  (11,324,377)         (5,377,975)         (7,322,779)
      -----------------------------------------------------------------------------------------------
                 Total segment assets        $   241,594,773     $   212,168,110     $   207,910,632
      ===============================================================================================


                                                         Three months ended               Six months ended
                                                  May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                                  ----------------------------------------------------------------
      (1) Private Client Services Detail:
          Gross revenues, before transfer to
              Capital Markets segment              $   139,266      $   115,033      $   276,895      $   218,502
          Revenue transferred to
              Capital Markets segment                  (21,994)         (23,891)         (48,726)         (43,207)
                                                   -----------      -----------      -----------      -----------
          Private Client Services net revenues     $   117,272      $    91,142      $   228,169      $   175,295
                                                   ===========      ===========      ===========      ===========

      (2) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs approximated $44.5 million and $46.0 million for the three months ended May 31, 2004 and May 31, 2003, respectively, and $88.5 million and $94.0 million for the six months ended May 31, 2004 and May 31, 2003, respectively.

      (3)   Includes consolidation and elimination entries.

      Note: Certain prior period items have been reclassified within the Wealth Management segment to conform to the current period's presentation.

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

      The Company's securitization activity relating to transfers of its financial assets is detailed below:

                                        Agency        Other         Other
                                       Mortgage-     Mortgage-      Asset-
                                        Backed        Backed        Backed
      --------------------------------------------------------------------
      (in billions)
      --------------------------------------------------------------------
      Total securitizations
         Quarter ended May 31, 2004  $    11.7     $    14.5     $     0.4
         Quarter ended May 31, 2003  $    14.7     $     9.9     $     2.9
      Retained interests
         As of May 31, 2004          $     2.4     $     1.0     $     0.1
         As of November 30, 2003     $     1.8     $     1.4     $     0.2
      --------------------------------------------------------------------

      The Company is an active market-maker in these securities and as a result, may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the swap curve plus a spread. Key points on the swap curve at May 31, 2004 were 2.94% for 2-year swaps and 5.13% for 10-year swaps. These models also consider prepayment speeds, as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

      Key valuation assumptions used in measuring the current fair value of retained interests in assets the Company securitized at May 31, 2004 were as follows:

                                                      Agency                Other                Other
                                                  Mortgage-Backed      Mortgage-Backed       Asset-Backed
      -----------------------------------------------------------------------------------------------------
      Weighted average life (years)                    6.71                 4.91                 3.01
      Average prepayment speeds (annual rate)        7% - 37%             0% - 41%                N/A
      Credit losses                                    0.68%                4.35%                1.69%
      -----------------------------------------------------------------------------------------------------

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

      The following hypothetical sensitivity analysis as of May 31, 2004 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                             Agency               Other               Other
      (in millions)                     Mortgage-Backed      Mortgage-Backed       Asset-Backed
      -------------------------------------------------------------------------------------------

      Interest rates
           50 basis point increase      $        (73.1)     $        (26.1)     $          0.1
           100 basis point increase             (148.5)              (49.6)               (0.8)
           50 basis point decrease                66.8                20.7                 0.4
           100 basis point decrease              123.1                29.5                 0.8
      -------------------------------------------------------------------------------------------
      Prepayment speeds
           10% increase                            7.0                (2.3)                N/A
           20% increase                           13.5                (4.5)                N/A
           10% decrease                           (7.4)                2.9                 N/A
           20% decrease                          (15.1)                6.1                 N/A
      -------------------------------------------------------------------------------------------
      Credit losses
           10% increase                           (3.4)               (9.1)               (0.4)
           20% increase                           (6.8)              (17.2)               (0.9)
           10% decrease                            3.5                10.6                 0.4
           20% decrease                            7.0                23.3                 0.7
      -------------------------------------------------------------------------------------------

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

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended May 31, 2004:

                                                           Agency             Other               Other
      (in millions)                                   Mortgage-Backed     Mortgage-Backed      Asset-Backed
      -------------------------------------------------------------------------------------------------------

      Cash flows received from retained interests     $          85.9     $          57.5     $           1.4
      Cash flows from servicing                                   N/A     $           4.9                 N/A
      -------------------------------------------------------------------------------------------------------

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES (continued)

      At May 31, 2004 and November 30, 2003, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $246.0 billion and $223.1 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $144.8 billion and $140.7 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at May 31, 2004 and November 30, 2003, respectively.

10.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests.

      In fiscal 2003, the Company adopted the provisions of FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," for VIEs created after January 31, 2003 and for VIEs in which the Company acquired an interest after January 31, 2003, with no material effect on the consolidated financial statements. In October 2003, the FASB deferred the effective date of FIN No. 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued FIN No. 46 (R), a revision of FIN No. 46 to address certain technical corrections and implementation issues that have arisen. As of May 31, 2004, the Company has adopted FIN No. 46 or FIN No. 46 (R) for its variable interests. For these variable interests, the Company has consolidated those VIEs in which the Company is the primary beneficiary. In accordance with FIN No. 46 (R) the Company has deconsolidated Capital Trust III, which had issued $262.5 million of Preferred Securities, beginning on February 29, 2004. As a result, the junior subordinated deferrable interest debentures issued by the Company to Capital Trust III are included within long-term borrowings. In addition, the Preferred Securities issued by Capital Trust III will no longer be included in the Company's Condensed Consolidated Statement of Financial Condition. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material effect on the Company's condensed consolidated financial statements.

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

      The Company also acts as portfolio manager and/or underwriter in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company may also retain certain trust certificates. In certain of these transactions, these interests result in the Company becoming the primary beneficiary of these entities. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to other assets of the Company.

      Assets held by VIEs, which are currently consolidated, in which the Company is the primary beneficiary, as discussed in the preceding two paragraphs, approximated $1.1 billion. At May 31, 2004, the Company's maximum exposure to

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)

      loss as a result of its relationship with these VIEs is approximately $28.2 million, which represents the fair value of its interests and is reflected in the Company's condensed consolidated financial statements.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $4.8 billion. At May 31, 2004, the Company's maximum exposure to loss from these entities approximates $17 million, which represents the fair value of its interests and is reflected in the Company's condensed consolidated financial statements.

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

      In accordance with FIN No. 46 (R) the Company has deconsolidated Capital Trust III effective beginning with the quarter ended February 29, 2004. As a result, the Debentures issued by the Company to Capital Trust III are included within long-term borrowings. The $262.5 million of Preferred Securities issued by Capital Trust III is still outstanding, providing the funding for such Debentures. In addition, the Preferred Securities issued by Capital Trust III will no longer be included in the Company's Condensed Consolidated Statements of Financial Condition.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of May 31, 2004, and the related condensed consolidated statements of income for the three month and six month periods ended May 31, 2004 and 2003 and cash flows for the six month periods ended May 31, 2004 and 2003. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2003; and in our report dated February 13, 2004, (which reports express unqualified opinions and explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," in 2003, discussed in note 1 to the consolidated financial statements) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

      /s/ Deloitte & Touche LLP
      New York, New York
      July 13, 2004

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Bear Stearns Companies Inc. ("Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc. The Company is primarily engaged in business as a securities broker and dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Overview

Revenues, net of interest expense and pre-tax earnings for the quarter ended May 31, 2004 increased 17.8% and 19.5%, respectively, from the quarter ended May 31, 2003. In addition, pre-tax profit margins increased to 29.7% when compared to 29.3% in the fiscal 2003 quarter. Return on equity was 19.6% for the quarter ended May 31, 2004 versus 19.7% in the 2003 quarter. A generally favorable operating environment characterized by active fixed income markets, a recovering US economy and improving US capital market conditions provided a healthy climate for the Company's business during the quarter.

Capital Markets net revenues increased 14.7% to $1.35 billion from $1.18 billion. In Institutional Equities, net revenues increased 33.1% when compared to the second quarter of fiscal 2003 reflecting increased commission revenues. In addition, net revenues include the revenues of the Company's majority-owned specialist subsidiary, Bear Wagner Specialists, LLC. The Fixed Income area achieved record revenues for the quarter, up 10.4% from a year ago, with mortgages and interest rate products reporting significant year-over-year improvement. Investment banking revenues were up 14.1% as merger and acquisition fees increased on positive market conditions. Global Clearing Services net revenues increased 19.4% due to increased customer activity and higher customer margin debt balances. In Wealth Management, revenues from private client services increased on higher levels of private client investment activity and asset management revenues rose primarily reflecting the sale of the mutual funds business to Dreyfus completed during the second quarter of 2004.

Business Environment

The business environment during the Company's second quarter ended May 31, 2004 was characterized by a strengthening US economy and low inflation. Consumer confidence increased during the second quarter of fiscal 2004 reflecting the largest job growth rate in four years. Despite the Federal Reserve Board's decision to leave the federal funds rate unchanged at 1.00%, the expectation of higher interest rates pushed the rate on the benchmark 10-year treasury from 3.98% to 4.66% during the quarter. As a result, refinancing volumes slowed from the record levels as mortgage rates continued to slowly rise.

The major indices were all slightly down during the quarter ended May 31, 2004. The Dow Jones Industrial Average ("DJIA") and the Standard & Poors 500 Index ("S&P 500") decreased 3.7% and 2.1%, respectively, while the NASDAQ decreased 2.1%. Average daily trading volume on the New York Stock Exchange, Inc. ("NYSE") and Nasdaq increased 4.2% and 15.8%, respectively, compared to the 2003 quarter. Continued fiscal and monetary stimulus and encouraging corporate profit reports served to increase equity new issue activity as well as US announced and completed mergers and acquisitions volumes, which increased 26.7% industry-wide compared to the May 2003 quarter.

The fixed income markets continued to perform extremely well in the second quarter of fiscal 2004, benefiting from the combination of a steep yield curve and the continued low level of interest rates. However diminished refinancing activity resulted in a significant decline in agency collateralized mortgage obligation ("CMO") activity with agency industry-wide issuance down approximately 40%. The decline in CMO activity was substantially offset by higher secondary mortgage-backed securities activity levels. Also, the steepening yield curve and favorable housing market experienced during the 2004 second quarter resulted in mortgage origination volume shifting to adjustable rate mortgages, contributing to strong non-agency CMO activity. These factors led to the industry's continued solid performance in the second quarter of fiscal 2004.

Weak global and US economic conditions characterized the business environment during the second quarter of fiscal 2003. The lack of capital spending, prolonged slump in the labor markets and high energy prices contributed to difficult market conditions. The Federal Reserve Board met twice during the fiscal quarter and kept the federal funds rate unchanged at 1.25%. At its May 2003 meeting, the Federal Reserve Board changed its economic bias to weakness, citing that the balance of risks is

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


weighted toward economic weakness in the foreseeable future. However, geopolitical tensions subsided during the second quarter of fiscal 2003. In addition, there was growing sentiment that the economy and corporate profits were strengthening and, as a result, consumer confidence increased during the quarter. The major indices were all up for the quarter ended May 31, 2003. The DJIA increased 12.2%, while the S&P 500 and the Nasdaq Composite Index increased 14.6% and 19.3%, respectively. Weak equity market conditions continued to negatively impact equity-related businesses. Trading volumes on the exchanges were mixed. Average daily trading volume on the NYSE increased 12.4%, while average daily trading volume on the NASDAQ declined 10.1% from the quarter ended May 31, 2002. Global and US announced merger and acquisition volumes remained at low levels. However, the interest rate environment provided favorable conditions for fixed income activities. A combination of low interest rates, a steep yield curve and tightening of corporate credit spreads resulted in very strong demand for domestic debt issuances and strong secondary market activity. Mortgage-backed securities underwriting benefited from high levels of residential mortgage refinancings.

Results of Operations

In the discussion to follow, results for the quarter ended May 31, 2004 will be compared with the results for the quarter ended May 31, 2003 and results for the six months ended May 31, 2004 will be compared with the results for the six months ended May 31, 2003.

Three Months Ended May 31, 2004
Compared to Three Months Ended May 31, 2003
-------------------------------------------

The following table sets forth an overview of the Company's financial results:

                                                                               Three Months Ended
                                                                       --------------------------------
      (in thousands, except per share amounts,                               May 31,            May 31,
      pre-tax profit margin and return on average common equity)              2004               2003
-------------------------------------------------------------------------------------------------------
       Revenues, net of interest expense                               $   1,723,538      $   1,462,720
       Income before provision for income tax                          $     511,476      $     428,130
       Net Income                                                      $     347,803      $     280,411
       Diluted earnings per share                                      $        2.49      $        2.05
       Pre-tax profit margin                                                    29.7%              29.3%
       Return on average common equity (annualized)                             19.6%              19.7%


The Company reported net income of $347.8 million, or $2.49 per share (diluted), for the quarter ended May 31, 2004 which represented an increase of 24.0% from $280.4 million, or $2.05 per share (diluted), for the quarter ended May 31, 2003.

Revenues, net of interest expense ("net revenues") increased 17.8% to $1.72 billion for the quarter ended May 31, 2004 from $1.46 billion for the quarter ended May 31, 2003, due to an increase in principal transactions revenues, investment banking revenues, commission revenues and net interest revenues.

The Company's commission revenues were as follows:

                                            Three Months Ended
                              -------------------------------------------
                                  May 31,        May 31,
      (in thousands)               2004           2003        % Increase
-------------------------------------------------------------------------
      Institutional           $  155,791     $  135,465           15.0%
      Clearance                   82,557         77,124            7.0%
      Retail & other              68,802         55,093           24.9%
-------------------------------------------------------------------------
      Total commissions       $  307,150     $  267,682           14.7%
=========================================================================

Note: Certain prior period items have been reclassified within commission revenues to conform to the current period's presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Commission revenues for the 2004 quarter increased 14.7% to $307.2 million from $267.7 million for the 2003 quarter. Institutional commissions increased 15.0% to $155.8 million for the 2004 quarter from $135.5 million for the 2003 quarter. The increase in institutional commissions is primarily due to increased trading volumes as well as the impact of the consolidation of Bear Wagner Specialists, LLC commencing in the first quarter of 2004. Clearance commissions increased 7.0% to $82.6 million for the 2004 quarter from $77.1 million for the 2003 quarter due primarily to increased levels of fully disclosed customer activity resulting from an improvement in global equity market conditions. Retail and other commissions increased 24.9% to $68.8 million in the 2004 quarter from $55.1 million in the 2003 quarter due to an increase in individual customer activity levels.

The Company's principal transactions revenues by reporting category were as follows:

                                                          Three Months Ended
                                           -----------------------------------------------
                                                May 31,          May 31,
      (in thousands)                             2004             2003          % Increase
------------------------------------------------------------------------------------------
      Fixed income                         $    678,705     $    656,223              3.4%
      Equities                                   93,684           42,945            118.1%
      Derivative financial instruments          143,080          110,747             29.2%
------------------------------------------------------------------------------------------
      Total principal transactions         $    915,469     $    809,915             13.0%
==========================================================================================

Revenues from principal transactions for the 2004 quarter increased 13.0% to $915.5 million from $809.9 million for the 2003 quarter, due to an increase in the Company's equities activities, derivative financial instruments activities and fixed income activities. Fixed income revenues increased 3.4% to $678.7 million for the 2004 quarter from $656.2 million for the 2003 quarter due primarily to increases in the mortgage-backed securities and interest rate products areas, partially offset by declines in the Company's credit products business, particularly in the high yield and corporate bonds trading areas. Mortgage-backed securities revenues achieved record levels primarily due to an increase in the volume of non-agency CMOs and the secondary trading activities. Revenues derived from equities activities increased 118.1% to $93.7 million during the 2004 quarter from $42.9 million in the 2003 quarter, primarily due to the impact of the consolidation of Bear Wagner Specialists, LLC. In addition, international equities revenues increased during the 2004 quarter, as a result of increased volumes triggered by increased investor confidence and improved economic conditions in international markets. Revenues from derivative financial instruments increased 29.2% to $143.1 million in the 2004 quarter from $110.7 million in the 2003 quarter, due to increases in fixed income derivatives and foreign exchange trading activities as a result of the favorable market environment.

The Company's investment banking revenues by reporting category were as follows:

                                                            Three Months Ended
                                           -----------------------------------------------
      (in thousands)                            May 31,          May 31,      % Increase /
                                                 2004             2003          (Decrease)
      ------------------------------------------------------------------------------------
      Underwriting                         $    130,594     $     89,658             45.7%
      Advisory services                          89,640           78,604             14.0%
      Merchant banking                           41,330           44,288             (6.7)%
      ------------------------------------------------------------------------------------
      Total investment banking             $    261,564     $    212,550             23.1%
      ====================================================================================

Investment banking revenues increased 23.1% to $261.6 million for the 2004 quarter from $212.6 million for the 2003 quarter. Investment banking revenues include fees earned for underwriting public and private offerings of fixed income and equity securities and advising clients on mergers and acquisitions and other services, and merchant banking revenues. Underwriting revenues increased 45.7% to $130.6 million for the 2004 quarter from $89.7 million for the 2003 quarter, reflecting an increase in equity underwriting due to increased volume of new issue activity. Fixed income underwriting increased

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


marginally from the 2003 quarter as a result of improved high yield underwriting revenues based on increased new issues volumes and market share. These increases were partially offset by lower high grade underwriting revenues, reflecting the impact of lower new issue activity. Advisory services revenues for the 2004 quarter increased 14.0% to $89.6 million from $78.6 million for the 2003 quarter reflecting increased completed mergers and acquisitions activity. Merchant banking revenues decreased 6.7% to $41.3 million for the 2004 quarter, compared to $44.3 million for the 2003 quarter.

Net interest revenues (interest and dividend revenue less interest expense) increased 17.1% to $158.2 million for the 2004 quarter, from $135.1 million for the 2003 quarter. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances reflecting improved US equity market conditions. Average customer margin debt balances increased 18.2% to $46.7 billion for the 2004 quarter from $39.5 billion for the 2003 quarter. Average customer short balances increased 24.5% to $77.2 billion for the 2004 quarter from $62.0 billion for the 2003 quarter and average stock borrowed balances increased 22.5% to $58.7 billion for the 2004 quarter from $47.9 billion for the 2003 quarter.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                                        Three Months Ended
                                                         ------------------------------------------------
                                                              May 31,          May 31,        %Increase
      (in thousands)                                           2004             2003          (Decrease)
---------------------------------------------------------------------------------------------------------
      Employee compensation and benefits                 $    860,053     $    692,181             24.3%
      Floor brokerage, exchange and clearance fees             59,647           47,540             25.5%
      Communications and technology                            88,321           90,744             (2.7)%
      Occupancy                                                34,768           33,088              5.1%
      Advertising and market development                       29,315           27,507              6.6%
      Professional fees                                        42,370           28,995             46.1%
      Other expenses                                           97,588          114,535            (14.8)%
---------------------------------------------------------------------------------------------------------
      Total non-interest expenses                        $  1,212,062     $  1,034,590             17.2%
=========================================================================================================

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 24.3% to $860.1 million for the 2004 quarter from $692.2 million for the 2003 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.9% for the 2004 quarter compared to 47.3% for the 2003 quarter. Such second quarter compensation to net revenue percentages brought six months ended May 31, 2004 and May 31, 2003 amounts to 49.5% and 48.7%, respectively. Full-time employees remained relatively unchanged at 10,469 at May 31, 2004 from 10,472 at May 31, 2003.

Non-compensation expenses increased 2.8% to $352.0 million for the 2004 quarter from $342.4 million for the 2003 quarter. Non-compensation expenses as a percentage of net revenues decreased to 20.4% for the 2004 quarter, compared with 23.4% for the 2003 quarter, which is attributable to a relatively stable cost base combined with a significant increase in net revenues. The increase in non-compensation expenses of 2.8% when compared to the comparable prior year quarter reflects the consolidation of Bear Wagner Specialists, LLC. Non-compensation expenses related to Bear Wagner Specialists, LLC amounted to $24.5 million for the 2004 quarter. Excluding the impact of the consolidation of Bear Wagner Specialists, LLC, non-compensation expenses declined 4.4% to $327.5 million in the 2004 quarter. Specifically, the decline in non-compensation expenses, excluding specialist related costs, is primarily related to a reduction in other expenses of $31.4 million, primarily attributable to a reduction in litigation and litigation-related costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partially offsetting these decreases was an increase in professional fees and increased floor brokerage, exchange and clearance fees. CAP Plan related costs decreased to $44.5 million for the 2004 quarter from $46.0 million in the comparable prior year quarter. The Company achieved a pre-tax profit margin of 29.7% for the 2004 quarter versus 29.3% for the 2003 quarter.

The Company's effective tax rate decreased to 32.0% for the 2004 quarter compared to 34.5% for the 2003 quarter.

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

Capital Markets

                                                            Three Months Ended
                                           ----------------------------------------------
                                                May 31,          May 31,
      (in thousands)                             2004             2003         % Increase
-----------------------------------------------------------------------------------------
      Net revenues

           Institutional equities          $    252,004     $    189,346             33.1%
           Fixed income                         844,436          765,190             10.4%
           Investment banking                   254,872          223,439             14.1%
-----------------------------------------------------------------------------------------
      Total net revenues                   $  1,351,312     $  1,177,975             14.7%
      Pre-tax income                       $    491,002     $    483,971              1.5%
-----------------------------------------------------------------------------------------

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

Net revenues for Capital Markets increased 14.7% to $1.4 billion for the 2004 quarter from $1.2 billion for the 2003 quarter. Pre-tax income for Capital Markets increased 1.5% to $491.0 million for the 2004 quarter from $484.0 million for the 2003 quarter. Pre-tax profit margin was 36.3% for the 2004 quarter compared to 41.1% for the 2003 quarter.

Institutional equities net revenues for the 2004 quarter increased 33.1% to $252.0 million from $189.3 million for the 2003 quarter. During the 2004 quarter, US equity market conditions showed improvement when compared to the 2003 quarter which stimulated activity across the Company's equity franchise. As a result, institutional equities

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


commissions in the Company's US-listed and over-the-counter businesses increased, reflecting increased trading volume and improved market share. International equity sales and trading net revenues also increased significantly, reflecting more favorable global equity market conditions and increased customer order flow. Included within the Company's institutional equities revenues for the 2004 quarter are the revenues of the Company's majority-owned specialist subsidiary, Bear Wagner Specialists, LLC. These results, which were consolidated beginning with the first quarter of 2004, resulted in an increase in net revenues from specialist activities of approximately $50 million over the 2003 quarter. These increases are partially offset by lower levels of equity derivative and convertible arbitrage revenues resulting from reduced customer activity along with lower equity market volatility.

Fixed income net revenues increased 10.4% to $844.4 million for the 2004 quarter from $765.2 million from the 2003 quarter, primarily reflecting strong results from the Company's mortgage and interest rate product areas. The mortgage-backed securities business achieved record levels of net revenues during the quarter reflecting a significant increase in the volume of secondary trading activity. In addition, despite the decline in mortgage origination volume caused by the increase in interest rates, adjustable rate mortgage volumes increased significantly due to the steepening yield curve. As a result, the Company's non-agency CMO activity increased significantly. Secondary trading revenues also increased due to higher levels of customer activity and the diminished supply of new issue agency mortgage-backed securities. In addition, the Company's interest rate businesses again achieved near record results on increased customer order flow and a favorable market environment. In particular, interest rate derivatives and foreign exchange businesses continued to deliver strong results reflecting increased volatility levels, customer volumes and market share. These results were partially offset by reduced net revenues from the Company's credit businesses which decreased from the record results they achieved in the 2003 quarter.

Investment banking revenues increased 14.1% to $254.9 million for the 2004 quarter from $223.4 million for the 2003 quarter. Investment banking revenues include fees earned for underwriting public and private offerings of fixed income and equity securities and advising clients on mergers and acquisitions and other services, and merchant banking revenues. Underwriting revenues increased 32.1% to $140.2 million for the 2004 quarter from $106.2 million for the 2003 quarter, reflecting an increase in equity underwriting due to increased volume of secondary offerings and private placements. Fixed income underwriting increased marginally from the 2003 quarter due to improved high yield underwriting revenues based on increased new issues volumes and market share. These increases were partially offset by lower high grade underwriting revenues, reflecting the impact of reduced new issue activity. Advisory services revenues for the 2004 quarter increased slightly to $73.3 million from $72.9 million for the 2003 quarter reflecting an increase in advisory fees caused by increased mergers and acquisitions activity. Merchant banking revenues decreased 6.7% to $41.3 million for the 2004 quarter, compared to $44.3 million for the 2003 quarter.

Global Clearing Services

                                                           Three Months Ended
                                           ------------------------------------------------
                                                May 31,          May 31,
        (in thousands)                           2004             2003         % Increase
-------------------------------------------------------------------------------------------
        Net revenues                       $    223,676     $    187,405             19.4%
        Pre-tax income                     $     86,705     $     37,798            129.4%
-------------------------------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At May 31, 2004 and May 31, 2003, the Company held approximately $225 billion and $177 billion, respectively, in equity in Global Clearing Services client accounts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net revenues for Global Clearing Services increased 19.4% to $223.7 million for the 2004 quarter from $187.4 million in the 2003 quarter. Commission revenues increased 7.1% to $82.6 million for the 2004 quarter, from $77.1 million for the 2003 quarter reflecting increased levels of fully disclosed customer activity. Net interest revenues increased 25.5% to $134.6 million for the 2004 quarter, from $107.3 million for the 2003 quarter, primarily reflecting increased customer margin and short sale balances. Pre-tax income increased 129.4% to $86.7 million, from $37.8 million for the 2003 quarter, reflecting higher net revenues and reduced expenses. Pre-tax profit margin was 38.8% for the 2004 quarter compared to 20.2% for the quarter ended May 31, 2003.

Average customer margin balances were $46.7 billion during the 2004 quarter compared to $39.5 billion during the 2003 quarter. Customer margin balances totaled $44.4 billion at May 31, 2004, an increase from $44.1 billion at May 31, 2003. Average customer short balances were $77.2 billion during the 2004 quarter compared to $62.0 billion during the 2003 quarter and totaled $74.9 billion at May 31, 2004, an increase from $66.2 billion at May 31, 2003. Average stock borrowed balances were $58.7 billion during the 2004 quarter compared to $47.9 billion for the 2003 quarter and totaled $53.6 billion at May 31, 2004, an increase from $48.6 billion at May 31, 2003. Average free credit balances were $28.1 billion during the 2004 quarter compared to $19.3 billion during the 2003 quarter and totaled $28.8 billion at May 31, 2004, an increase from $20.4 billion at May 31, 2003.

Wealth Management

                                                            Three Months Ended
                                           -----------------------------------------------
                                                May 31,          May 31,
       (in thousands)                            2004             2003         % Increase
------------------------------------------------------------------------------------------
       Net revenues
           Private Client Services         $    117,272     $     91,142             28.7%
           Asset Management                      59,244           33,263             78.1%
------------------------------------------------------------------------------------------
       Total  net revenues                 $    176,516     $    124,405             41.9%
       Pre-tax income                      $     25,719     $      4,948            419.8%
------------------------------------------------------------------------------------------

Note: Certain prior period items have been reclassified within the Wealth Management segment to conform to the current period's presentation.

The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At May 31, 2004, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

Net revenues for Wealth Management increased 41.9% to $176.5 million for the 2004 quarter, from $124.4 million for the 2003 quarter. PCS revenues increased 28.7% to $117.3 million for the 2004 quarter from $91.1 million for the 2003 quarter reflecting increased levels of retail investor activity on improving US equity markets as well as the continued expansion of the Company's PCS sales force. Asset management revenues increased 78.1% to $59.2 million for the 2004 quarter, from $33.3 million for the 2003 quarter. This increase reflects the sale of the mutual funds business to Dreyfus, resulting in an increase to net revenues of approximately $22 million. In addition, asset management revenues increased on higher management fees attributable to increased assets under management in both traditional and alternative investment products. Pre-tax income for Wealth Management increased 419.8% to $25.7 million in the 2004 quarter from $4.9 million for the 2003 quarter, reflecting higher net revenues. The current quarter included approximately $7 million of non-recurring transaction costs related to the mutual fund sale.

Assets under management were $27.3 billion at May 31, 2004, reflecting a 11.7% increase from $24.4 billion in assets under management at May 31, 2003. Assets under management include $6.2 billion of assets from alternative investment products at May 31, 2004, an increase of 9.3% from $5.7 billion at May 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended May 31, 2004
Compared to Six Months Ended May 31, 2003
-----------------------------------------

The following table sets forth an overview of the Company's financial results:

                                                                                  Six Months Ended
                                                                       -----------------------------------
      (in thousands, except per share amounts,                              May 31,            May 31,
      pre-tax profit margin and return on average common equity)             2004               2003
----------------------------------------------------------------------------------------------------------
       Revenues, net of interest expense                               $   3,449,461      $   2,978,154
       Income before provision for income tax                          $   1,042,454      $     853,329
       Net Income                                                      $     708,868      $     554,664
       Diluted earnings per share                                      $        5.07      $        4.05
       Pre-tax profit margin                                                    30.2%              28.7%
       Return on average common equity (annualized)                             20.5%              19.8%

The Company reported net income of $708.9 million, or $5.07 per share (diluted), for the six months ended May 31, 2004 which represented an increase of 27.8% from $554.7 million, or $4.05 per share (diluted), for the six months ended May 31, 2003.

Revenues, net of interest expense ("net revenues") increased 15.8% to $3.5 billion for the six months ended May 31, 2004 from $3.0 billion for the six months ended May 31, 2003 due to increases in investment banking revenues, principal transactions revenues, commission revenues and net interest revenues.

The Company's commission revenues were as follows:

                                               Six Months Ended
                                  ---------------------------------------
                                     May 31,        May 31,
      (in thousands)                  2004           2003     % Increase
-------------------------------------------------------------------------
      Institutional                 $318,817       $258,099     23.5%
      Clearance                      162,115        148,612      9.1%
      Retail & other                 134,321        102,886     30.6%
-------------------------------------------------------------------------
      Total commissions             $615,253       $509,597     20.7%
=========================================================================

Note: Certain prior period items have been reclassified within commission revenues to conform to the current period's presentation.

Commission revenues for the six months ended May 31, 2004 increased 20.7% to $615.3 million from $509.6 million for the 2003 quarter. Institutional commissions increased 23.5% to $318.8 million for the 2004 period from $258.1 million for the 2003 period, primarily due to increased trading volumes as well as the impact of the consolidation of Bear Wagner Specialists, LLC commencing in the first quarter of 2004. Clearance commissions increased 9.1% to $162.1 million for the 2004 period from $148.6 million for the 2003 period due primarily to increased levels of fully disclosed customer activity resulting from an improvement in global equity market conditions. Retail and other commissions increased 30.6% to $134.3 million in the 2004 period from $102.9 million in the 2003 period due to an increase in individual customer activity levels.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal transactions revenues by reporting category were as follows:

                                                            Six Months Ended
                                           ------------------------------------------------
                                                May 31,         May 31,        % (Decrease)
(in thousands)                                   2004             2003            Increase
-------------------------------------------------------------------------------------------
Fixed income                               $  1,352,256     $  1,386,988             (2.5)%
Equities                                        215,716          133,340             61.8%
Derivative financial instruments                294,359          258,051             14.1%
-------------------------------------------------------------------------------------------
Total principal transactions               $  1,862,331     $  1,778,379              4.7%
===========================================================================================

Revenues from principal transactions for the six months ended May 31, 2004 increased 4.7% to $1.9 billion from $1.8 billion for the six months ended May 31, 2003 quarter, due to increases in equities activities and derivative financial instruments activities, partially offset by a decrease in fixed income activities. Fixed income revenues decreased 2.5% to $1.35 billion during the 2004 period from $1.39 billion when compared to the same period in the prior year. This decrease is largely due to reduced net revenues from the high yield and corporate bonds areas which were adversely affected by wider credit spreads and reduced volumes. This decrease was substantially offset by the increased net revenues achieved in the mortgage-backed securities business with strong performances across many sectors, particularly in the whole loans, adjustable rate mortgage securities and the commercial securitization businesses. Revenues derived from equities activities increased 61.8% to $215.7 million during the 2004 period from $133.3 million in the 2003 period primarily due to the impact of the consolidation of Bear Wagner Specialists, LLC. In addition, equities-related businesses, particularly the over-the-counter stock, risk arbitrage and international equities revenues increased during the 2004 period, as a result of higher average daily trading volumes and increased announced mergers and acquisitions activity. These increases were partially offset by decreased revenues in convertible and equity arbitrage due to decreased levels of market volatility. Revenues from derivative financial instruments increased 14.1% to $294.4 million in the 2004 period from $258.1 million in the 2003 period, primarily due to increases in foreign exchange, credit derivatives and fixed income derivatives activities as a result of the favorable market environment.

The Company's investment banking revenues by reporting category were as follows:

                                                            Six Months Ended
                                           -------------------------------------------------
                                                May 31,          May 31,
      (in thousands)                             2004             2003         % Increase
--------------------------------------------------------------------------------------------
      Underwriting                         $    291,529     $    188,697             54.5%
      Advisory services                         186,409          153,803             21.2%
      Merchant banking                           44,036           37,633             17.0%
--------------------------------------------------------------------------------------------
      Total investment banking             $    521,974     $    380,133             37.3%
============================================================================================

Investment banking revenues increased 37.3% to $522.0 million for the six months ended May 31, 2004 from $380.1 million for the six months ended May 31, 2003. Investment banking revenues include fees earned for underwriting public and private offerings of fixed income and equity securities and advising clients on mergers and acquisitions and other services, and merchant banking revenues. Underwriting revenues increased 54.5% to $291.5 million for the 2004 period from $188.7 million for the 2003 period, reflecting an increase in equity underwriting due to increased volume of new issue activity. High yield underwriting revenues also improved significantly on increased new issue activity. These increases were partially offset by reduced municipal underwriting revenues, reflecting the impact of lower new issue activity. Advisory services revenues for the 2004 period increased 21.2% to $186.4 million from $153.8 million for the 2003 period reflecting increased completed mergers and acquisitions activity. Merchant banking revenues increased 17.0% to $44.0 million for the 2004 period, compared to $37.6 million for the 2003 period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest revenues (interest and dividend revenue less interest expense) increased 31.0% to $323.2 million for the six months ended May 31, 2004, up from $246.8 million for the six months ended May 31, 2003. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances reflecting improved US equity market conditions. Average customer margin debt balances increased 23.1% to $46.7 billion for the 2004 period from $37.9 billion for the 2003 period. Average customer short balances increased 27.3% to $75.8 billion for the 2004 period from $59.5 billion for the 2003 period and average stock borrowed balances increased 26.0% to $58.6 billion for the 2004 period from $46.5 billion for the 2003 period.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                                        Six Months Ended
                                                       ------------------------------------------------
                                                            May 31,          May 31,        % Increase
      (in thousands)                                         2004             2003           (Decrease)
-------------------------------------------------------------------------------------------------------
      Employee compensation and benefits               $  1,709,201     $  1,450,070             17.9%
      Floor brokerage, exchange and clearance fees          116,547           92,220             26.4%
      Communications and technology                         182,149          183,484             (0.7)%
      Occupancy                                              68,383           68,031              0.5%
      Advertising and market development                     55,216           52,717              4.7%
      Professional fees                                      84,170           57,448             46.5%
      Other expenses                                        191,341          220,855            (13.4)%
-------------------------------------------------------------------------------------------------------
      Total non-interest expenses                      $  2,407,007     $  2,124,825             13.3%
=======================================================================================================

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 17.9% to $1.7 million for the six months ended May 31, 2004 from $1.5 billion for the six months ended May 31, 2003, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.5% for the 2004 period compared to 48.7% for the 2003 period. Full-time employees decreased to 10,469 at May 31, 2004 from 10,472 at May 31, 2003.

Non-compensation expenses increased 3.4% to $697.8 million for the six months ended May 31, 2004 from $674.8 million for the six months ended May 31, 2003. Non-compensation expenses as a percentage of net revenues decreased to 20.2% for the 2004 period, compared with 22.7% for the 2003 period, which is attributable to a relatively stable cost base combined with significantly increased net revenues. The increase in non-compensation expenses of 3.4% when compared to the comparable prior year period primarily reflects the consolidation of Bear Wagner Specialists, LLC beginning in the first quarter of 2004. Non-compensation expenses related to Bear Wagner Specialists, LLC amounted to approximately $50 million for the 2004 period. Excluding the impact of the consolidation of Bear Wagner Specialists, LLC, non-compensation expenses declined 4.2% to $646.3 million in the 2004 period. The decline in non-compensation expenses is primarily attributable to a decline in other expenses partially offset by increases in professional fees and floor brokerage, exchange and clearance fees. The decline in other expenses consisted of a $20.5 million charge for impairment of goodwill associated with the Company's electronic options market making business recorded in 2003 and reduced litigation and litigation-related expenses in the current period. CAP Plan related costs were $88.5 million for the 2004 period, a decrease from $94.0 million in the comparable prior year period. The Company achieved a pre-tax profit margin of 30.2% for the six months ended May 31, 2004 versus 28.7% for the six months ended May 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's effective tax rate decreased to 32.0% for the 2004 period compared to 35.0% for the 2003 period.

Business Segments

Capital Markets

                                                      Six Months Ended
                                    -----------------------------------------------
                                         May 31,          May 31,
      (in thousands)                      2004             2003         % Increase
-----------------------------------------------------------------------------------
      Net revenues
           Institutional equities   $    549,404     $    465,807             17.9%
           Fixed income                1,666,704        1,556,407              7.1%
           Investment banking            508,051          411,203             23.6%
-----------------------------------------------------------------------------------
      Total net revenues            $  2,724,159     $  2,433,417             11.9%
      Pre-tax income                $  1,007,371     $    949,890              6.1%
-----------------------------------------------------------------------------------

Net revenues for Capital Markets increased 11.9% to $2.7 billion for the six months ended May 31, 2004 from $2.4 billion for the six months ended May 31, 2003. Pre-tax income for Capital Markets increased 6.1% to $1.0 billion for the 2004 period from $949.9 million for the 2003 period. Pre-tax profit margin was 37.0% for the 2004 period compared to 39.0% for the 2003 period.

Institutional equities net revenues for the six months ended May 31, 2004 increased 17.9% to $549.4 million from $465.8 million for the six months ended May 31, 2003. During the 2004 period, market indices showed improvement when compared to the 2003 period and average daily trading volumes increased on the NYSE and Nasdaq. As a result, institutional equities commissions in the Company's US-listed and over-the-counter businesses increased, reflecting increased trading volume. International equity sales and trading net revenues also increased significantly, reflecting more favorable global equity market conditions and increased customer order flow. Risk arbitrage revenues improved, reflecting a significant increase in the total value of announced mergers and acquisitions activity. Included within the Company's institutional equities revenues for the 2004 period are the revenues of the Company's majority-owned specialist subsidiary, Bear Wagner Specialists, LLC. These results, which were consolidated beginning with the first quarter of 2004, resulted in an increase in net revenues from specialist activities of approximately $83 million over the 2003 period. A decline in customer activity levels and reduced market volatility resulted in lower levels of equity derivative and convertible arbitrage revenues.

Fixed income net revenues increased 7.1% to $1.7 billion for the six months ended May 31, 2004 from $1.6 billion from the six months ended May 31, 2003, primarily reflecting strong results from the Company's mortgage and interest rate product areas. In particular, mortgage-backed securities, foreign exchange and interest rate derivatives areas increased during the 2004 period when compared to the prior year period. The mortgage-backed securities business achieved record levels of net revenues during the period reflecting a significant increase in the volume of secondary trading activity. In addition, despite the decline in mortgage origination volume caused by the increase in interest rates, adjustable rate mortgage volumes increased significantly due to the steepening yield curve. As a result, the Company's non-agency CMO activity increased significantly. In addition, the Company's interest rate businesses achieved near record results on increased customer order flow and a favorable market environment. In particular, the interest rate derivatives and foreign exchange businesses continued to deliver strong results reflecting increased volatility levels, customer volumes and market share. These results were partially offset by a decrease in net revenues from the Company's credit businesses from the strong results they achieved in the 2003 period.

Investment banking revenues increased 23.6% to $508.1 million for the six months ended May 31, 2004 from $411.2 million for the six months ended May 31, 2003. Investment banking revenues include fees earned for underwriting public and private offerings of fixed income and equity securities and advising clients on mergers and acquisitions and other services, and merchant banking revenues. Underwriting revenues increased 32.3% to $305.5 million for the 2004 period from $230.9 million for the 2003 period, reflecting an increase in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


equity underwriting on strong new issue activity. High yield underwriting revenues also improved significantly on strong new issue activity. These increases were partially offset by reduced municipal underwriting revenues, reflecting the impact of lower new issue activity. Advisory services revenues for the 2004 period increased 11.1% to $158.5 million from $142.7 million for the 2003 period reflecting an increase in US completed mergers and acquisitions activity. Merchant banking revenues increased 17.2% to $44.0 million for the 2004 period, compared to $37.6 million for the 2003 period.

Global Clearing Services

                                          Six Months Ended
                            ---------------------------------------------
                                May 31,          May 31,
        (in thousands)           2004             2003       % Increase
-------------------------------------------------------------------------
        Net revenues          $ 441,290         $363,183         21.5%
        Pre-tax income        $ 165,207         $ 89,948         83.7%
-------------------------------------------------------------------------

Net revenues for Global Clearing Services increased 21.5% to $441.3 million for the six months ended May 31, 2004 from $363.2 million for the six months ended May 31, 2003. Commission revenues increased 9.1% to $162.1 million for the 2004 period, from $148.6 million for the 2003 period reflecting increased prime broker and fully disclosed customer activity. Net interest revenues increased 28.7% to $267.7 million for the 2004 period, from $207.9 million for the 2003 period, primarily reflecting increased margin balances from prime brokerage and fully disclosed clearance clients due to improving US equity market conditions. Pre-tax income increased 83.7% to $165.2 million, from $89.9 million for the 2003 period, reflecting higher net revenues. Pre-tax profit margin was 37.4% for the 2004 period compared to 24.8% for the period ended May 31, 2003.

Average customer margin balances were $46.7 billion during the 2004 period compared to $37.9 billion during the 2003 period. Customer margin balances totaled $44.4 billion at May 31, 2004, an increase from $44.1 billion at May 31, 2003. Average customer short balances were $75.8 billion during the 2004 period compared to $59.5 billion during the 2003 period and totaled $74.9 billion at May 31, 2004, an increase from $66.2 billion at May 31, 2003. Average stock borrowed balances were $58.6 billion during the 2004 period compared to $46.5 billion for the 2003 period and totaled $53.6 billion at May 31, 2004, an increase from $48.6 billion at May 31, 2003. Average free credit balances were $27.3 billion during the 2004 period compared to $19.1 billion during the 2003 period and totaled $28.8 billion at May 31, 2004, an increase from $20.4 billion at May 31, 2003.

Wealth Management

                                                   Six Months Ended
                                     -------------------------------------------
                                        May 31,        May 31,
       (in thousands)                    2004           2003       % Increase
--------------------------------------------------------------------------------
       Net revenues
         Private Client Services     $  228,169     $  175,295           30.2%
         Asset Management               101,134         64,695           56.3%
--------------------------------------------------------------------------------
       Total  net revenues           $  329,303     $  239,990           37.2%
       Pre-tax income                $   46,586     $   10,667          336.7%
--------------------------------------------------------------------------------

Note: Certain prior period items have been reclassified within the Wealth Management segment to conform to the current period's presentation.

Net revenues for Wealth Management increased 37.2% to $329.3 million for the six months ended May 31, 2004, from $240.0 million for the six months ended May 31, 2003. PCS revenues increased 30.2% to $228.2 million for the 2004 period from $175.3 million for the 2003 period reflecting increased levels of retail customer activity on improving US equity markets as well as the continued expansion of the Company's PCS sales force. Asset management revenues increased 56.3% to $101.1 million for the 2004 period, from $64.7 million for the 2003 period. This increase reflects the sale of the mutual funds business to Dreyfus, resulting in an increase to net revenues of approximately $22 million, higher management fees attributable to increased assets under management in both traditional and hedge fund products as well as improved performance fees on alternative investment

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


products, principally hedge funds. Pre-tax income for Wealth Management approximated $46.6 million in the 2004 period, a 336.7% increase compared to pre-tax income of $10.7 million for the 2003 period, reflecting higher net revenues. The current period includes approximately $7 million of non-recurring transaction costs associated with the sale of the mutual fund business.

Liquidity and Capital Resources

Financial Leverage
------------------

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

The Company's total assets at May 31, 2004 increased to $241.6 billion from $212.2 billion at November 30, 2003. The increase was primarily attributable to increases in financial instruments owned, securities purchased under agreements to resell and customer receivables, partially offset by a decrease in cash and securities borrowed. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $40.0 billion at May 31, 2004 from $37.5 billion at November 30, 2003. This change was primarily due to an increase in equity associated with net income and a net increase in long-term debt, partially reduced by the redemption of preferred stock issued by a subsidiary, common stock repurchases and cash dividends paid.

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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are frequently lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At May 31, 2004 and November 30, 2003, total assets of $241.6 billion and $212.2 billion were approximately 6.4% and 10.1% lower than the average of the month-end balances observed over

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the trailing twelve-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile is not changed materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios
The following table presents total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at May 31, 2004 and November 30, 2003. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its resale, securities borrowed and segregated cash assets renders net adjusted leverage as the most relevant measure. The Company maintains a financial statement date guideline for the net adjusted leverage ratio of no greater than 15.0, which the Company continued to meet at May 31, 2004.

                                      May 31,     November 30,
 (in billions, except ratios)          2004           2003
 -------------------------------------------------------------
 Total assets                      $    241.6     $    212.2
 Adjusted assets (1)               $    176.2     $    164.2
 Net adjusted assets (2)           $    106.1     $     90.9
 Leverage ratio (3)                      29.2           26.4
 Adjusted leverage ratio (4)             21.3           20.4
 Net adjusted leverage ratio(5)          12.8           11.3
 -------------------------------------------------------------

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

Note: As of May 31, 2004, the leverage ratio, adjusted leverage ratio and net adjusted leverage ratio equals total assets, adjusted assets and net adjusted assets, respectively, divided by stockholders' equity and junior subordinated debt issued to Bear Stearns Capital Trust III. The Company views the junior subordinated debt issued to Bear Stearns Capital Trust III as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities.

Funding Strategy & Liquidity Risk Management
--------------------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

As of May 31, 2004, the market value of unencumbered, unhypothecated securities owned by the Company was approximately $23.5 billion with a borrowing value of $19.7 billion. The assets are comprised primarily of US government and agency securities, mortgage-backed and asset-backed securities, investment-grade corporate debt and US equities. The average advance rate on these different asset types ranges from 70% to 98% and is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio (explained above) has averaged 205% over the previous twelve months including unused committed unsecured bank credit and 194% excluding the unsecured portion of the Company's $3.4 billion committed revolving credit facility. The firm's net cash capital position has averaged just over $2.5 billion over the same twelve-month period.

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations. The Company has a general guideline of approximately no more than 20% of its long-term debt portfolio maturing in any one year. As of May 31, 2004 the weighted average maturity of the firm's long-term debt was 4.0 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $3.40 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC, BSIL and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. ("Parent Company") and BSIL may borrow up to $1.70 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2005, with all loans outstanding at that date payable no later than February 2006. There were no borrowings outstanding under the Facility at May 31, 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2004, with all repos outstanding at that date payable no later than August 2005. There were no borrowings outstanding under the Repo Facility at May 31, 2004.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis collateralized by foreign securities at pre-specified advance rates. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2004, with all loans outstanding at that date payable no later than December 2005. There were no borrowings outstanding under the Pan Asian Facility at May 31, 2004.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of non-investment-grade loans, auto loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates during fiscal 2004. All of these facilities contain a term out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $3.60 billion.

Capital Resources
-----------------

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc. In connection with these operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances. Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At May 31, 2004, the Parent Company's equity double leverage ratio was approximately
0.97 based on common equity and 0.91 including preferred equity. At November 30, 2003, these measures were 0.91 based on common equity and 0.84 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital are funded with long-term debt issued by the Company that have maturities equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $26.9 billion and $24.6 billion had remaining maturities beyond one year at May 31, 2004 and November 30, 2003, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of May 31, 2004, a downgrade by either Moody's Investors Service or Standard & Poor's to the Company's long-term ratings to the level of A3 or A-would have required the Company to post approximately $1.1 billion in additional collateral for outstanding over-the-counter derivatives contracts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At May 31, 2004, the Company's long-term/short-term debt ratings were as follows:
                                                Rating
------------------------------------------------------------------------------
Dominion Bond Rating Service Limited(1)   A(high)/R-1 (middle)
Fitch                                           A+/F1+
Moody's Investors Service(2)                    A1/P-1
Rating & Investment Information, Inc.            A+/nr
Standard & Poor's                                A/A-1

------------------------------------------------------------------------------

nr - does not assign a short-term rating
(1) On August 26, 2003, Dominion Bond Rating Service Limited upgraded the Company's long-term debt ratings from "A" to "A (high)" with a "stable" trend, while simultaneously affirming the Company's short-term credit ratings.
(2) On October 22, 2003, Moody's Investors Service raised the Company's long-term debt ratings from A2 to A1 placing a "stable" outlook at the higher rating level, while simultaneously affirming the Company's short-term credit ratings.

Stock Repurchase Program
------------------------

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 7, 2004, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 or beyond. During the quarter ended May 31, 2004, the Company purchased under the current authorization a total of 1,753,457 shares at a cost of approximately $140.5 million. Approximately $852.1 million remains available to be purchased under the current authorization as of May 31, 2004.

During the quarter ended May 31, 2004, the Company purchased a total of 508,329 shares of its common stock at a total cost of approximately $42.2 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 24, 2003. Approximately $114.9 million remains available to be purchased under the current authorization as of May 31, 2004.

Cash Flows
----------

Cash and cash equivalents during the six month period ended May 31, 2004 decreased $1.9 billion to $2.0 billion. Cash used in operating activities was $1.3 billion, primarily attributable to increases in securities purchased under agreements to resell and financial instruments owned, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. These results were partially offset by increases in payables to customers, securities sold under agreements to repurchase and financial instruments sold but not yet purchased. Cash used in investing activities of $0.1 billion primarily reflected net purchases of investment securities and other assets in connection with the Company's merchant banking activities and purchases of property, equipment and leasehold improvements. Cash used in financing activities of $0.5 billion reflected the repayment of long-term borrowings, the redemption of preferred stock and net payments relating to short-term borrowings significantly offset by net proceeds from issuances of long-term borrowings used primarily to fund normal operating activities.

Regulated Subsidiaries
----------------------

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Authority. At May 31, 2004, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and Private Equity Investments
-----------------------------------------------

At May 31, 2004, the Company held investments in eight transactions with an aggregate recorded value of approximately $38.9 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." Six transactions are private principal investments aggregating $30.7 million at May 31, 2004. Two transactions are principal investments in public entities, aggregating $8.2 million at May 31, 2004. At November 30, 2003, the Company held investments in eight leveraged transactions with an aggregate recorded value of approximately $19.6 million. Five transactions were private principal investments aggregating $11.0 million at November 30, 2003. Three transactions were principal investments in public entities, aggregating $8.6 million at November 30, 2003.

In connection with the Company's merchant banking activities, the Company had investments in private equity-related investment funds aggregating $365.3 million and $333.7 million at May 31, 2004 and November 30, 2003. In addition to the various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions
--------------------

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage-related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At May 31, 2004 and November 30, 2003, the Company held high yield positions approximating $5.3 billion and $5.0 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $969.7 million and $847.6 million, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables jointly aggregating $1.5 billion at May 31, 2004 and November 30, 2003.

Included in the high yield positions are extensions of credit to highly leveraged companies. At May 31, 2004 and November 30, 2003, the amount outstanding to highly leveraged borrowers totaled $1.15 billion (gross position of $1.17 billion less $25.0 million of associated hedges) and $902.8 million (gross position of $922.8 million less $20.0 million of associated hedges), respectively. The largest industry concentration was the telecommunications industry, which approximated 25.4% at May 31, 2004 and 18.8% at November 30, 2003, of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments"). The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities. These amounts, net of collateral, were $106.4 million and $214.0 million at May 31, 2004 and November 30, 2003, respectively.

The Company's Risk Management Department and senior trading managers monitor exposure to market and credit risk for high yield positions and establish limits for overall market exposure and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, reduced liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities on the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Contractual Obligations
-----------------------

The Company's contractual obligations, excluding derivative financial instruments, as of May 31, 2004:

                                                                 Payments Due By Period
                                      -----------------------------------------------------------------------------
                                        Remaining         Fiscal          Fiscal
                                          Fiscal           2005-           2007-
(in millions)                              2004            2006            2008        Thereafter        Total
-------------------------------------------------------------------------------------------------------------------

Long-term borrowings (1)              $     1,815     $    12,439     $     7,873     $     9,840     $    31,967
Future minimum lease payments (2)              24             102              97             204             427
-------------------------------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustment in accordance with SFAS No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures (see Note 11 in the Notes to Condensed Consolidated Financial Statements).
(2)   Includes 383 Madison Avenue in New York City.

Commitments
-----------

The Company's commitments (1) as of May 31, 2004:

                                                                      Amount of Commitment Expiration Per Period
                                                   -----------------------------------------------------------------------------
                                                        Remaining         Fiscal          Fiscal
                                                         Fiscal            2005-           2007-
(in millions)                                             2004             2006            2008        Thereafter        Total
--------------------------------------------------------------------------------------------------------------------------------
Commercial loan commitments: (2)
    Investment-grade                                $     1,020     $       530     $       367     $       110     $     2,027
    Non-investment grade                                    164             431             279             440           1,314
Commitments to invest in private equity-related
    investments and partnerships (3)                                                                                        435
Underwriting commitments                                    650              --              --              --             650
Commercial and residential loans                            566           1,399              --              --           1,965
Letters of credit                                         3,062              77              75              --           3,214
Other (4)                                                    53              94               3              --             182
--------------------------------------------------------------------------------------------------------------------------------

(1) See Note 4, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.
(2) Commitments are shown gross of associated hedges of $740.3 million for investment-grade borrowers.
(3) At May 31, 2004, commitments to invest in private equity-related investments and partnerships aggregated $435 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.
(4)   Includes $32 million of commitments with no stated maturity.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

(3) Financial Instruments Whose Fair Value Is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long-dated or unique in nature and therefore engender considerable judgment by traders and their management who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable. At May 31, 2004 and November 30, 2003, such positions (primarily fixed income cash positions) aggregated approximately $3.2 billion and $3.4 billion, respectively, in "Financial Instruments Owned" and $1.1 billion and $740 million, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets. In accordance with SFAS No. 140, the Company

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


accounts for transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity ("QSPE") or has the right to pledge or exchange the assets received and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations provided that such transfer meets all of these criteria. See Note 9, "Transfers of Financial Assets and Liabilities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the Company's securitization activities.

Effective beginning with the quarter ended February 29, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46") or FIN No. 46 as revised ("FIN No. 46 (R)") for VIEs in which it held a variable interest. The Company uses this guidance to determine whether an SPE should be consolidated. See Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the consolidation of VIEs.

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

Specialist Activities

The Company participates, through a majority-owned joint venture, in specialist activities on the NYSE, AMEX and International Securities Exchange. Due to the occurrence of a Control Event triggered in December 2003, the Company began consolidating this entity. Included in the Condensed Consolidated Statements of Financial Condition at May 31, 2004 are total assets of $1.8 billion, including approximately $360 million of goodwill and identifiable intangible assets.

Effects of Inflation

The Company's assets are primarily recorded at their current market value and to a large extent are liquid in nature. The rate of inflation affects the Company's expenses, such as employee compensation, office leasing costs, information technology and communications charges, which may not be readily recoverable in the price of services offered by the Company. In addition, to the extent that inflation causes interest rates to rise and has other adverse effects on the securities markets and on the value of securities held in inventory, it may adversely affect the Company's financial position and results of operations.

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

The Company has performed an entity-wide VaR analysis of the Company's financial assets and liabilities, including financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The Company regularly evaluates and enhances such VaR models in an effort to more accurately measure risk of loss. Certain equity-method investments and non-publicly traded investments are not reflected in the VaR results. The VaR related to certain non-trading financial instruments has been included in this analysis and is not reported separately because the amounts are not material. The calculation is based on a methodology that uses a one-day interval and a 95% confidence level. Interest rate risk and equity price risk for most desks use a historical simulation approach for VaR. Foreign exchange rate risk and for a limited number of desks the interest rate risk, use a "Monte Carlo" value-at-risk approach. Historical simulation involves the generation of price movements in a portfolio using price sensitivities, and historical movements of the underlying risk factors to which the securities are sensitive. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors that describe possible curve movements, where appropriate. These were generated from principal component analysis. In addition, volatility and spread risk factors as well as intercountry correlations were used, where appropriate.

VaR has inherent limitations, including reliance on historical data, which may not accurately predict future market risk, and the quantitative risk information generated is limited by the parameters established in creating the models. There can be no assurance that actual losses occurring on any one day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in 20 days. However, the Company believes VaR models are an appropriate methodology for comparison of risk profiles across companies in the financial services industry.

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. The following table illustrates the VaR for each component of market risk as of May 31, 2004, November 30, 2003 and May 31, 2003. Commodity risk has been excluded due to immateriality at May 31, 2004, November 30, 2003 and May 31, 2003.

                                 May 31,       November 30,      May 31,
(in millions)                     2004            2003            2003
-----------------------------------------------------------------------------
MARKET RISK
    Interest rate                 $ 16.3          $14.9           $13.1
    Currency                         1.4            0.9             1.1
    Equity                           2.7            3.7             4.2
    Diversification benefit         (3.8)          (4.2)           (4.6)
-----------------------------------------------------------------------------
Aggregate VaR                      $16.6          $15.3           $13.8
=============================================================================

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2004 quarter:

(in millions)                      High            Low            Average
-----------------------------------------------------------------------------
MARKET RISK
    Interest rate                 $ 16.3          $ 14.6          $ 15.4
    Currency                         1.8             1.2             1.5
    Equity                           3.9             2.7             3.4
    Aggregate VaR                   16.6            15.0            15.9
-----------------------------------------------------------------------------


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

Stress testing (also referred to as scenario analysis) measures the risk of loss over a variety of extreme market conditions that are defined in advance. Stress testing is a key methodology used in the management of market risk as well as counterparty credit risk (see "Derivatives Credit Risk" below). Stress tests are calculated at the firmwide level, for particular trading books, for particular customer accounts and for particular individual positions. Stress tests are performed on a regular basis as well as on an ad hoc basis, as deemed appropriate. The ongoing evaluation process of trading risks as well as the consideration of new trading positions commonly incorporates an ad hoc discussion of "what-if" stressed market conditions and their impact on profitability. This analysis varies in its degree of formality based on the judgment of trading department management, risk management and senior managers. While the Company recognizes that no methodology can perfectly predict future market conditions, it believes that these tools are an important supplement to the Company's risk management process. The Company expects to continue to develop and refine its formal stress testing methodologies.

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended May 31, 2004 and May 31, 2003, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $14.3 million and $12.9 million for the quarters ended May 31, 2004 and May 31, 2003, respectively. During the quarter ended May 31, 2004, there were two days with a reported trading loss and the trading losses on these days did not exceed the reported aggregate period end VaR amount. There were no daily trading losses for the quarter ended May 31, 2003. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. The Company believes that these results are indicative of its commitment to the management of market trading risk.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                           Quarter Ended May 31, 2004

   [The following table was depicted as a bar graph in the printed material.]

              DAILY NET TRADING REVENUES   NUMBER OF TRADING DAYS
              --------------------------   ----------------------
                   ($ in millions)

                        (10)+
                       (10)-(5)
                        (5)-0                        2
                         0-5                        11
                         5-10                       11
                        10-15                       13
                        15-20                       14
                        20-25                        4
                        25-30                        4
                         30+                         5

                           Quarter Ended May 31, 2003

   [The following table was depicted as a bar graph in the printed material.]

              DAILY NET TRADING REVENUES   NUMBER OF TRADING DAYS
              --------------------------   ----------------------
                   ($ in millions)

                        (10)+
                       (10)-(5)
                        (5)-0
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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of May 31, 2004:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                                Percentage of
                                                             Exposure,          Exposure, Net
   Rating (2)           Exposure       Collateral (3)    Net of Collateral (4)  of Collateral
---------------------------------------------------------------------------------------------
   AAA           $         1,535     $           509     $         1,088                  29%
   AA                      2,363               1,293               1,188                  31%
   A                       1,418                 661                 928                  24%
   BBB                       401                 489                 225                   6%
   BB and lower              956               1,795                 387                  10%
   Non-rated                  54                  12                   3                   0%
---------------------------------------------------------------------------------------------

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

David Shaev Profit Sharing Account F/B/O David Shaev v. James E. Cayne, et al.
------------------------------------------------------------------------------

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2003 ("Form 10-K"), on or about May 22, 2003, the David Shaev Profit Sharing Account F/B/O David Shaev commenced a purported shareholder derivative action in the Supreme Court of the State of New York, County of New York. On July 12, 2004, the Supreme Court of the State of New York dismissed the complaint, which had named as defendants members of the Company's board of directors and, as a nominal defendant, the Company.

IPO Allocation Securities and Antitrust Litigations
---------------------------------------------------

As previously reported in the Company's Form 10-K, the Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during 2001 and 2002 in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings. In June 2004, plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers and directors jointly moved for preliminary approval of a proposed settlement among these parties. The terms of the proposed settlement are complex but generally provide that (1) the insurers of these issuers will guarantee an ultimate recovery by plaintiffs, in this and related litigations, of $1 billion; (2) these issuers will assign to plaintiffs so-called "excess compensation" claims against the underwriter defendants, including Bear Stearns, that these issuers allegedly possess; and (3) plaintiffs will, upon final approval of the settlement, dismiss all claims against these issuers and the individual director and officer defendants. To date, the Court has not yet ruled on the parties' motion seeking preliminary approval.

IPO and Research Investigation
------------------------------

As previously reported in the Company's Form 10-K, Bear Stearns, among other major brokerage firms, was the subject of an NASD industry-wide investigation into certain initial public offering practices. On May 3, 2004, without admitting or denying the allegations or findings and without an adjudication of any issue of law or fact, Bear Stearns consented to a settlement with the NASD. Pursuant to the settlement agreement, Bear Stearns agreed to a censure and the payment of $450,000 as penalty and $4.5 million as disgorgement. On May 18, 2004, the NASD accepted the settlement.

Mutual Fund Matters: Inquiries and Investigations
-------------------------------------------------

As previously reported in the Company's Form 10-K, the Company and/or its subsidiaries have received requests for information and subpoenas from a number of federal and state agencies seeking information in connection with mutual fund trading investigations, including the United States Attorney's Office for the Southern District of New York, the SEC, the Commodity Futures Trading Commission, the NASD, the NYSE, the Office of the New York Attorney General, and the Office of the New Jersey Attorney General. With respect to the investigation by the SEC, Bear, Stearns & Co. Inc. and Bear, Stearns Securities Corp. have received a notice that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action and/or issue an administrative cease and desist order against them. Such action could result in, among other things, disgorgement, civil monetary penalties, and/or other remedial sanctions. The Company and its subsidiaries are cooperating fully with all regulatory and law enforcement agencies in connection with these matters.

Specialist Matters
------------------

As previously reported in the Company's Form 10-K, Bear Wagner Specialists, LLC ("Bear Wagner"), along with numerous other defendants, has been named in purported class actions commenced in the United States District Court for the Southern District of New York, on behalf of investors alleging violations of the federal securities laws in connection with NYSE specialist activities. On May 27, 2004, the district court consolidated these purported class actions under the caption In re NYSE Specialists Securities Litigation, No. 03 Civ. 8264
(RWS). A purported class action, naming Bear Wagner and the Company as defendants, that was filed in December 2003 in California Superior Court, Los Angeles County, alleging violations of California law in connection with the NYSE specialist activities has recently been transferred to the United States District Court for the Southern District of New York and it is anticipated this case will soon be added to the consolidated proceedings referenced above.

                            ------------------------

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

     Item 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                                EQUITY SECURITIES

The following table provides information as of May 31, 2004 with respect to the shares of common stock repurchased by the Company during the second quarter of fiscal 2004:



                                                Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Approximate Dollar
                                                                           Total Number of Shares      Value of Shares that
                                                                            Purchased as Part of       May Yet Be Purchased
                     Total Number of Shares     Average Price Paid per       Publicly Announced         Under the Plans or
     Period                Purchased                    Share              Plans or Programs (1)           Programs (1)
------------------------------------------------------------------------------------------------------------------------------------
3/1/04 - 3/31/04                    170,582     $                87.74                    170,582     $        1,134,990,588
4/1/04 - 4/30/04                    598,097                      82.72                    598,097              1,085,515,073
5/1/04 - 5/31/04                  1,493,107                      79.36                  1,493,107                967,024,335
                           ----------------                                      ----------------
     Total                        2,261,786                      80.88                  2,261,786
                           ================                                      ================


(1) On January 7, 2004, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 or beyond. On November 24, 2003, the Compensation Committee of the Board of Directors of the Company approved a $200 million CAP Plan Earnings Purchase Authorization. The stock repurchase program has no set expiration or termination date.

           Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on March 31, 2004 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Company's Capital Accumulation Plan for Senior Managing Directors to set a termination date of December 31, 2013, approved an amendment to the Stock Award Plan to increase the number of shares of Common Stock available under the Stock Award Plan from 35,000,000 to 40,000,000 shares and approved the Restricted Stock Unit Plan, as amended. In addition, at the Annual Meeting the stockholders of the Company elected eleven directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified and ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending November 30, 2004.

The affirmative vote of a majority of the shares of common stock represented at the Annual Meeting and entitled to vote was required for the approval of the amendments to the Capital Accumulation Plan for Senior Managing Directors and the Stock Award Plan, approval of the Restricted Stock Unit Plan, as amended, and ratification of the independent registered public accounting firm, while the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendments to the Capital Accumulation Plan for Senior Managing Directors and the Stock Award Plan, approval of the Restricted Stock Unit Plan, as amended, and ratification of the independent registered public accounting firm, set forth below is information on the results of the votes cast at the Annual Meeting.

                                                                                            Broker
                                          For            Against           Abstained      Non-Votes
                                       ----------       ----------         ---------      -----------
Amendment to the Capital
Accumulation Plan for Senior
Managing Directors                     46,476,615       32,705,553          647,226       14,133,251

Amendment to the Stock
Award Plan                             41,399,896       37,786,165          643,335       14,133,249

Approval of the Restricted Stock
Unit Plan, as amended                  41,717,291       37,465,750          645,355       14,134,249

Ratification of the independent
registered public accounting firm      89,533,438        3,925,698          503,509         N/A

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast for and withheld with respect to each such nominee.

               Nominees                  For             Withheld
       -------------------------    --------------     --------------

       James E. Cayne               89,189,270          4,773,375
       Carl D. Glickman             86,152,103          7,810,542
       Alan C. Greenberg            90,170,207          3,792,438
       Donald J. Harrington         87,284,408          6,678,237
       William L. Mack              91,384,256          2,578,389
       Frank T. Nickell             87,735,838          6,226,807
       Paul A. Novelly              90,377,993          3,584,652
       Frederic V. Salerno          89,885,973          4,076,672
       Alan D. Schwartz             90,151,832          3,810,813
       Warren J. Spector            90,154,215          3,808,430
       Vincent Tese                 85,713,102          8,249,543
       --------------------------------------------------------------

                            Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company's Audit Committee to be performed by Deloitte & Touche LLP, the Company's independent registered public accounting firm, principally relating to the following: 1) agreed upon procedures relating to (a) securitization offerings and related periodic filings, (b) reports on internal controls, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) readiness services in connection with
Section 404 of the Sarbanes-Oxley Act of 2002; 3) tax related services; 4) issuance of comfort letters and consents relating to offerings of the Company's own securities; 5) reviews of quarterly financial statements; 6) consulting services with respect to client web-based technology (non-financial systems); and 7) other accounting, attest and regulatory related services.

                        EXHIBITS AND REPORTS ON FORM 8-K

                   Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      (10)(a) (1)       Capital Accumulation Plan for Senior Managing Directors, amended and restated as of
                        October 28, 1999 and further amended as of March 31, 2004

      (10) (a) (2)      Capital Accumulation Plan for Senior Managing Directors, amended and restated
                        November 29, 2000 for Plan Years beginning on or after July 1, 1999, and further amended as of March 31, 2004

      (10) (a) (3)      Stock Award Plan, amended and restated as of March 31, 2004

      (10) (a) (4)      Restricted Stock Unit Plan, amended and restated as of March 31, 2004

      (11)              Computation of Per Share Earnings. (The calculation of per share earnings is in Note 7,
                        "Earnings Per Share," of Notes to Condensed Consolidated Financial Statements
                        (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

      (12)              Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and
                        Preferred Stock Dividends

      (15)              Letter re: Unaudited Interim Financial Information

      (31.1)            Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d -14(a) of the
                        Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002

      (31.2)            Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the
                        Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002

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

(i) A Current Report on Form 8-K dated March 3, 2004 and filed on March 8, 2004, announcing its regular quarterly cash dividend on its outstanding shares of Preferred Stock, Series E, F and G.

(ii) A Current Report on Form 8-K dated March 17, 2004 and filed on March 18, 2004 pertaining to the Company's results of operations for the three months ended February 29, 2004.

(iii) A Current Report on Form 8-K dated March 18, 2004 and filed on March 23, 2004, pertaining to the form of Medium-Term Note, Series B (principal protected notes linked to the Dow Jones Industrial Average due March 2011) ("DJIA Notes") issued by the Company, an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences in connection with the offering of the DJIA Notes and a consent in connection with the offering of the DJIA Notes.

(iv) A Current Report on Form 8-K dated March 18, 2004 and filed on March 25, 2004, an opinion of Cadwalader, Wickersham & Taft LLP as to the legality of the 3.25% Global Notes due 2009 ("Global

                        EXHIBITS AND REPORTS ON FORM 8-K


      Notes") issued by the Company, an opinion of Cadwalader, Wickersham & Taft LLP as to certain federalincome tax consequences in connection with the offering of the Global Notes and a consent in connection with the offering of the Global Notes.

(v) A Current Report on Form 8-K dated April 1, 2004 and filed on April 2, 2004, announcing its regular quarterly cash dividend on its outstanding shares of Common Stock.

(vi) A Current Report on Form 8-K dated May 25, 2004 and filed on May 28, 2004, pertaining to the form of Medium-Term Note, Series B (principal protected notes linked to the S&P 500 Index due November 2009) ("S&P 500 Notes") issued by the Company, an opinion of Cadwalader, Wickersham & Taft LLP as to certain federal income tax consequences in connection with the offering of the S&P 500 Notes and a consent in connection with the offering of the S&P 500 Notes.

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

                                    The Bear Stearns Companies Inc.
                                    -------------------------------
                                           (Registrant)

Date: July 15, 2004                 By:  /s/ Jeffrey M. Farber
                                        Jeffrey M. Farber
                                        Controller
                                        (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX


Exhibit No.   Description                                                            Page
-----------   -----------                                                            ----

(10) (a) (1)  Capital  Accumulation  Plan for Senior Managing  Directors,  amended     64
              and  restated as of October  28,  1999,  and  further  amended as of
              March 31, 2004

(10) (a) (2)  Capital  Accumulation  Plan for Senior Managing  Directors,  amended     98
              and restated November 29, 2000 for Plan Years  beginning on or after July 1, 1999, and further amended as of March 31, 2004

(10) (a) (3)  Stock Award Plan, amended and restated as of March 31, 2004             128

(10) (a) (4)  Restricted Stock Unit Plan, amended and restated as of March 31,        136
              2004

(12)          Computation of Ratio of Earnings to Fixed Charges and to Combined       145
              Fixed Charges and Preferred Stock Dividends

(15)          Letter re: Unaudited Interim Financial Information                      146

(31.1)        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)     147
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)     148
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C.          149
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

(32.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C.          150
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002