Form 10-Q
period 2004-08-31
BEAR STEARNS COMPANIES INC
filed 2004-10-15
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2004

                                       or

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

      As of October 12, 2004, the latest practicable date, there were 103,245,302 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Available Information                                                          4

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Income (Unaudited)
         for the three months and nine months ended August 31, 2004 and
         August 31, 2003                                                       5

         Condensed Consolidated Statements of Financial Condition
         as of August 31, 2004 (Unaudited) and November 30, 2003 (Audited)     6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended August 31, 2004 and August 31, 2003         7

         Notes to Condensed Consolidated Financial Statements (Unaudited)      8
            Note 1   Summary of Significant Accounting Policies                8
            Note 2   Financial Instruments                                    13
            Note 3   Derivatives and Hedging Activities                       13
            Note 4   Commitments and Contingencies                            14
            Note 5   Guarantees                                               16
            Note 6   Regulatory Requirements                                  18
            Note 7   Earnings Per Share                                       18
            Note 8   Segment Data                                             19
            Note 9   Transfers of Financial Assets and Liabilities            22
            Note 10  Consolidation of Variable Interest Entities              24
            Note 11  Preferred Stock Issued by Subsidiaries                   25
            Note 12  Subsequent Event                                         25

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              26

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  27
            Introduction                                                      27
            Certain Factors Affecting Results of Operations                   27
            Forward-Looking Statements                                        27
            Executive Overview                                                28
            Business Environment                                              28
            Results of Operations                                             29
            Business Segments                                                 33
               Capital Markets                                                33
               Global Clearing Services                                       35
               Wealth Management                                              36
            Liquidity and Capital Resources                                   37
               Financial Leverage                                             37
               Funding Strategy & Liquidity Risk Management                   39

               Capital Resources                                              40
               Stock Repurchase Program                                       41
               Cash Flows                                                     42
               Regulated Subsidiaries                                         42
               Merchant Banking and Private Equity Investments                42
               High Yield Positions                                           42
               Contractual Obligations                                        43
               Commitments                                                    44
            Critical Accounting Policies                                      44
            Off-Balance-Sheet Arrangements                                    46
            New Accounting Pronouncements                                     47
            Specialist Activities                                             47
            Effects of Inflation                                              47

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           48
            Value-At-Risk                                                     48
            Distribution of Daily Net Trading Revenues                        50
            Derivatives Credit Risk                                           51

Item 4.  CONTROLS AND PROCEDURES                                              53

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    54

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           56

Item 5.  OTHER INFORMATION                                                    57

Item 6.  EXHIBITS                                                             58

            Signature                                                         59

            Exhibit Index                                                     60

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

Part I - Financial Information
      Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                                Condensed Consolidated Statements of
                                                Income

                                                                            (Unaudited)
                                                     ---------------------------------------------------------
                                                         Three Months Ended             Nine Months Ended
                                                     ---------------------------   ---------------------------
                                                      August 31,     August 31,     August 31,     August 31,
(in thousands, except share and per share data)          2004           2003           2004           2003
--------------------------------------------------   ------------   ------------   ------------   ------------
REVENUES
   Commissions                                       $    273,722   $    279,888   $    888,975   $    789,485
   Principal transactions                                 848,982        724,023      2,711,313      2,502,402
   Investment banking                                     190,692        298,716        712,666        678,849
   Interest and dividends                                 528,704        503,135      1,547,637      1,459,859
   Other income                                            52,253         36,509        179,005         99,803
                                                     ------------   ------------   ------------   ------------
     Total revenues                                     1,894,353      1,842,271      6,039,596      5,530,398
   Interest expense                                       359,588        357,211      1,055,370      1,067,184
                                                     ------------   ------------   ------------   ------------
     Revenues, net of interest expense                  1,534,765      1,485,060      4,984,226      4,463,214
                                                     ------------   ------------   ------------   ------------

NON-INTEREST EXPENSES
   Employee compensation and benefits                     743,038        681,745      2,452,239      2,131,815
   Floor brokerage, exchange and clearance
   fees                                                    56,822         44,830        173,369        137,050
   Communications and technology                           92,360         93,047        274,509        276,531
   Occupancy                                               35,843         34,788        104,226        102,819
   Advertising and market development                      30,030         24,550         85,246         77,267
   Professional fees                                       47,547         36,608        131,717         94,056
   Other expenses                                          85,246         87,315        276,587        308,170
                                                     ------------   ------------   ------------   ------------
     Total non-interest expenses                        1,090,886      1,002,883      3,497,893      3,127,708
                                                     ------------   ------------   ------------   ------------

   Income before provision for income taxes               443,879        482,177      1,486,333      1,335,506
   Provision for income taxes                             160,620        168,762        494,206        467,427
                                                     ------------   ------------   ------------   ------------
   Net income                                        $    283,259   $    313,415   $    992,127   $    868,079
                                                     ============   ============   ============   ============
   Net income applicable to common shares            $    276,416   $    305,621   $    970,671   $    844,499
                                                     ============   ============   ============   ============

   Basic earnings per share                          $       2.31   $       2.54   $       7.97   $       7.02
   Diluted earnings per share                        $       2.09   $       2.30   $       7.16   $       6.34
                                                     ============   ============   ============   ============

   Weighted average common shares outstanding:
         Basic                                        127,014,483    128,681,694    128,287,500    129,055,575
         Diluted                                      144,201,755    145,599,540    145,992,306    146,316,093
                                                     ============   ============   ============   ============

   Cash dividends declared per common share          $       0.20   $       0.20   $       0.60   $       0.54
                                                     ============   ============   ============   ============

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                              (Unaudited)
                                                               August 31,     November 30,
(in thousands, except share data)                                 2004            2003
-----------------------------------------------------------   ------------    ------------
ASSETS
  Cash and cash equivalents                                   $  3,251,599    $  3,837,570
  Cash and securities deposited with clearing organizations
    or segregated in compliance with federal regulations         4,717,129       8,657,065
  Securities purchased under agreements to resell               39,704,143      33,822,695
  Securities received as collateral                              7,091,987       5,496,832
  Securities borrowed                                           68,033,511      73,317,962
  Receivables:
    Customers                                                   31,472,511      19,646,879
    Brokers, dealers and others                                  1,454,856       3,730,306
    Interest and dividends                                         285,979         268,054
  Financial instruments owned, at fair value
      Pledged as collateral                                     35,768,684      32,349,781
      Not pledged as collateral                                 40,086,739      26,882,877
  Assets of variable interest entities                           1,090,550              --
  Property, equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $809,724
    and $816,646 in 2004 and 2003, respectively                    368,532         381,262
  Other assets                                                   4,002,999       3,776,827
                                                              ------------    ------------
  Total Assets                                                $237,329,219    $212,168,110
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                                       $ 11,276,500    $ 13,387,662
  Securities sold under agreements to repurchase                55,763,958      47,464,156
  Obligation to return securities received as collateral         7,091,987       5,496,832
  Securities loaned                                              8,039,491       6,648,165
  Payables:
    Customers                                                   75,016,991      68,666,893
    Brokers, dealers and others                                  5,209,378       2,676,351
    Interest and dividends                                         558,801         567,575
  Financial instruments sold, but not yet purchased, at         28,438,644      27,109,147
  fair value
  Liabilities of variable interest entities                      1,090,550              --
  Accrued employee compensation and benefits                     1,744,513       1,376,215
  Other liabilities and accrued expenses                         1,530,688       1,312,061
                                                              ------------    ------------
                                                               195,761,501     174,705,057
                                                              ------------    ------------
  Commitments and contingencies (Note 4)
  Long-term borrowings                                          33,500,199      29,430,465
                                                              ------------    ------------
  Guaranteed Preferred Beneficial Interests in Company
    Subordinated Debt Securities                                        --         562,500
                                                              ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock                                                  451,793         538,415
  Common stock, $1.00 par value; 500,000,000 shares                184,806         184,806
    authorized and 184,805,848 shares issued as of both
    August 31, 2004 and November 30, 2003
  Paid-in capital                                                3,366,104       3,245,380
  Retained earnings                                              5,857,726       4,954,508
  Employee stock compensation plans                              2,133,414       2,299,170
  Unearned compensation                                           (145,446)       (188,952)
  Treasury stock, at cost:
    Common stock: 82,410,048 and 82,233,811 shares as of
      August 31, 2004 and November 30, 2003, respectively       (3,780,878)     (3,563,239)
                                                              ------------    ------------
  Total Stockholders' Equity                                     8,067,519       7,470,088
                                                              ------------    ------------
  Total Liabilities and Stockholders' Equity                  $237,329,219    $212,168,110
                                                              ============    ============

       See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                 (Unaudited)
                                                                              Nine Months Ended
                                                                         ----------------------------
                                                                          August 31,      August 31,
(in thousands)                                                               2004            2003
----------------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $    992,127    $    868,079
  Adjustments to reconcile net income to cash used in
    operating activities:
      Noncash items included in net income:
        Depreciation and amortization                                          96,427         106,748
        Deferred income taxes                                                 (45,188)        (19,358)
        Employee stock compensation plans                                      26,093          39,647
        Other                                                                   6,192           8,445
      Changes in operating assets and liabilities:
        Cash and securities deposited with clearing
          organizations or segregated in compliance
          with federal regulations                                          3,939,936        (554,874)
        Securities purchased under agreements to resell                    (5,881,448)     (3,368,237)
        Securities borrowed                                                 5,284,451      (5,443,193)
        Receivables from customers                                        (11,825,632)     (5,393,989)
        Receivables from brokers, dealers and others                        2,275,450      (3,846,252)
        Financial instruments owned                                       (15,452,365)     (7,822,946)
        Other assets                                                         (103,786)       (382,439)
        Securities sold under agreements to repurchase                      8,299,802       2,185,482
        Securities loaned                                                   1,391,326       2,742,458
        Payables to customers                                               6,350,098      11,760,857
        Payables to brokers, dealers and others                             2,278,983       1,026,182
        Financial instruments sold, but not yet purchased                   1,329,497       4,632,965
        Accrued employee compensation and benefits                            369,347         352,494
        Other liabilities and accrued expenses                                283,930          24,630
                                                                         ------------    ------------
        Cash used in operating activities                                    (384,760)     (3,083,301)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment and leasehold improvements                 (83,697)        (29,187)
  Purchases of investment securities and other assets                        (210,527)       (102,527)
  Proceeds from sales of investment securities and other assets               151,098         237,196
                                                                         ------------    ------------
  Cash (used in) provided by investing activities                            (143,126)        105,482
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments for short-term borrowings                                   (2,111,162)     (2,133,509)
  Net proceeds from issuance of long-term borrowings                        7,564,726       8,916,194
  Proceeds from issuances of derivatives with a financing element, net        254,044              --
  Redemption of preferred stock issued by a subsidiary                       (300,000)             --
  Issuance of common stock                                                    170,132          71,930
  Redemption of preferred stock                                               (86,045)        (27,660)
  Payments for retirement of long-term borrowings                          (4,970,952)     (5,739,402)
  Treasury stock purchases - common stock                                    (494,420)       (398,785)
  Cash dividends paid                                                         (84,408)        (77,565)
                                                                         ------------    ------------
  Cash (used in) provided by financing activities                             (58,085)        611,203
                                                                         ------------    ------------
  Net decrease in cash and cash equivalents                                  (585,971)     (2,366,616)
  Cash and cash equivalents, beginning of year                              3,837,570       5,520,285
                                                                         ------------    ------------
  Cash and cash equivalents, end of period                               $  3,251,599    $  3,153,669
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

      The condensed consolidated financial statements include the accounts of The Bear Stearns Companies Inc. and its subsidiaries ("Company"). All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of August 31, 2004, the Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2004 and August 31, 2003 and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2004 and August 31, 2003 are unaudited. The November 30, 2003 Condensed Consolidated Statement of Financial Condition and related information was derived from the audited financial statements.

      The condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003, filed by the Company under the Securities Exchange Act of 1934.

      The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. The Company's policy is to consolidate all entities in which it owns more than 50% of the outstanding voting stock unless it does not control the entity. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN No. 46 (R)"), the Company also consolidates any variable interest entities ("VIEs") for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statement of Financial Condition in the captions "Assets of variable interest entities" and "Liabilities of variable interest entities." See Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements.

      The Company participates, through a majority-owned joint venture, in specialist activities on the New York Stock Exchange ("NYSE") and International Securities Exchange. Due to the occurrence of a Control Event triggered in December 2003, the Company began consolidating this entity beginning in the first quarter of fiscal 2004. Included in the Condensed Consolidated Statements of Financial Condition at August 31, 2004 are total assets of $1.6 billion, including approximately $353 million of goodwill and identifiable intangible assets.

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

      Equity interests and securities acquired as a result of leveraged acquisition transactions are reflected in the condensed consolidated financial statements at their initial costs until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company's estimate of net realizable value has declined below the carrying value.

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

      Earnings Per Share

      Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share" and Emerging Issues Task Force Statement No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF No. 03-6"). Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended ("CAP Plan"), as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

      Statement of Cash Flows

      For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less. Cash payments for interest approximated interest expense for the nine months ended August 31, 2004 and August 31, 2003. Income taxes paid totaled $327.2 million and $288.9 million for the nine months ended August 31, 2004 and August 31, 2003, respectively.

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

      The cost related to stock-based compensation included in the determination of net income for the three months and nine months ended August 31, 2004 and August 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to stock option awards since the original effective date of SFAS No. 123.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

                                                   Three Months Ended          Nine months Ended
                                                ------------------------    ------------------------
                                                August 31,    August 31,    August 31,    August 31,
      (in millions, except per share amounts)      2004          2003          2004          2003
      ---------------------------------------   ----------    ----------    ----------    ----------
      Net income, as reported                   $    283.3    $    313.4    $    992.1    $    868.1
      Add: Stock-based employee
      compensation plans expense included
      in reported net income, net of
      related tax effects                              3.0           5.8          15.0          22.7

      Deduct: Total stock-based employee
      compensation plans expense determined
      under the fair value based method,
      net of related tax effects                     (11.0)        (19.1)        (39.1)        (62.6)
                                                ----------    ----------    ----------    ----------
      Pro forma net income                      $    275.3    $    300.1    $    968.0    $    828.2
                                                ==========    ==========    ==========    ==========
      Earnings per share:
         Basic - as reported                    $     2.31    $     2.54    $     7.97    $     7.02
         Basic - pro forma                      $     2.25    $     2.43    $     7.78    $     6.71
         Diluted - as reported                  $     2.09    $     2.30    $     7.16    $     6.34
         Diluted - pro forma                    $     2.03    $     2.20    $     7.00    $     6.06
                                                ==========    ==========    ==========    ==========

      Investment Banking and Advisory Services

      Underwriting revenues and fees for M&A advisory services are accrued when services for the transactions are substantially completed. Transaction expenses are deferred until the related revenue is recognized.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      New Accounting Pronouncements

      In April 2004, the Emerging Issues Task Force issued EITF No. 03-6. EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The Company adopted EITF No. 03-6 during the quarter ended August 31, 2004. Such adoption did not have an effect on basic or diluted earnings per share.

2.    Financial Instruments

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                            August 31,    November 30,
      (in thousands)                                           2004           2003
      --------------------------------------------------   ------------   ------------
      FINANCIAL INSTRUMENTS OWNED:
        US government and agency                           $  7,154,595   $  4,963,125
        Other sovereign governments                           1,044,778      1,019,394
        Corporate equity and convertible debt                14,899,744     12,531,849
        Corporate debt and other                             12,844,902      9,554,939
        Mortgages, mortgage- and asset-backed                28,246,666     21,377,386
        Derivative financial instruments                     11,664,738      9,785,965
                                                           ------------   ------------
                                                           $ 75,855,423   $ 59,232,658
                                                           ============   ============

      FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
        US government and agency                           $  9,110,425   $  9,991,764
        Other sovereign governments                             854,385        740,052
        Corporate equity and convertible debt                 5,422,859      6,301,051
        Corporate debt and other                              2,886,523      1,477,448
        Mortgages, mortgage- and asset-backed                   747,632        278,294
        Derivative financial instruments                      9,416,820      8,320,538
                                                           ------------   ------------
                                                           $ 28,438,644   $ 27,109,147
                                                           ============   ============

      As of August 31, 2004 and November 30, 2003, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate these securities, are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased represent obligations of the Company to deliver the specified financial instrument at the contracted price and thereby create a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition. The Company may incur a loss if the market value of the financial instrument increases prior to the purchase of the instrument.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    DERIVATIVES AND HEDGING ACTIVITIES

      SFAS No. 133 requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances), be carried on the Company's Condensed Consolidated Statement of Financial Condition at their then fair value. SFAS No. 133 requires that all derivatives be carried at fair value, including those used as hedges. SFAS No. 133 also requires items designated as being hedged, previously carried at accrued values, now be marked to market for the risk being hedged, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income and were not material for the three month and nine month periods ended August 31, 2004 and August 31, 2003.

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

      As of August 31, 2004 and November 30, 2003, the Company had notional/contract amounts of approximately $3.33 trillion and $2.15 trillion, respectively, of derivative financial instruments, of which $700.7 billion and $413.1 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, fixed-rate debt, or are part of its derivative dealer activities, are marked to fair value.

      The Company's derivatives had a weighted average maturity of approximately
      3.9 years and 4.2 years at August 31, 2004 and November 30, 2003, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of August 31, 2004 were as follows:

                                                                                         Greater
                                              Less Than      One to        Three to        Than
      (in billions)                           One Year     Three Years    Five Years    Five Years     Total
      -------------------------------------   ---------    -----------    ----------    ----------    --------
      Swap agreements, including options,
        swaptions, caps, collars and floors   $   495.8    $     636.2    $    666.0    $    722.5    $2,520.5
      Futures contracts                           246.0          102.9          14.4            --       363.3
      Forward contracts                            72.9             --            --            --        72.9
      Options held                                250.6           13.6           0.9            --       265.1
      Options written                             102.6            8.5           1.2            --       112.3
                                              ---------    -----------    ----------    ----------    --------
      Total                                   $ 1,167.9    $     761.2    $    682.5    $    722.5    $3,334.1
                                              =========    ===========    ==========    ==========    ========
      Percent of total                             35.0%          22.8%         20.5%         21.7%      100.0%
                                              =========    ===========    ==========    ==========    ========

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    Commitments and Contingencies

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Commercial Lending

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Commercial lending commitments to investment-grade borrowers aggregated approximately $2.0 billion at August 31, 2004. In order to mitigate this exposure, the Company entered into credit default swaps aggregating $521.8 million resulting in net exposure of $1.48 billion at August 31, 2004. Commercial lending commitments to non-investment-grade borrowers approximated $1.3 billion at August 31, 2004.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At August 31, 2004, such commitments aggregated $378.3 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

      Commercial and Residential Loans

      The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At August 31, 2004, the Company had entered into commitments to purchase or finance mortgage loans of $2.7 billion.

      Letters of Credit

      At August 31, 2004, the Company was contingently liable for unsecured letters of credit of approximately $2.34 billion and letters of credit of $1.21 billion secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

      Borrow Versus Pledge

      At August 31, 2004, the Company had pledged securities, primarily US government and agency securities with a market value of approximately $2.82 billion as collateral for securities borrowed, with an approximate market value of $2.72 billion.

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of August 31, 2004:

                                                        Amount of Guarantee Expiration Per Period
                                                    -------------------------------------------------
                                                                                            Greater
                                                    Less Than     One to       Three to       Than
      (in millions)                                 One Year    Three Years   Five Years   Five Years    Total
      -------------------------------------------   ---------   -----------   ----------   ----------   --------
      Certain derivative contracts (notional) (1)   $ 246,791   $   168,740   $  271,388   $   81,908   $768,827
      Municipal securities                              2,358           194           --           --      2,552
      Residual value guarantee                             --            --          570           --        570

      (1)   The carrying value of these derivatives approximated $9.0 billion.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Derivative Contracts

      The Company's dealer activities cause it to make markets and trade a variety of derivative instruments. Certain derivative contracts that the Company has entered into meet the accounting definition of a guarantee under FIN No. 45. Derivatives that meet the FIN No. 45 definition of guarantees include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate the Company to make a payment), certain written call and put options, swaptions, as well as floors, caps and collars. Since the Company does not track the counterparties' purpose for entering into a derivative contract, it has disclosed derivative contracts that are likely to be used to protect against a change in an underlying financial instrument regardless of their actual use.

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts.

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

      Municipal Securities

      In 1997, the Company established a program whereby it creates a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at August 31, 2004 was approximately $2.55 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.54 billion at August 31, 2004.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 14, 2009, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of August 31, 2004, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

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

      Other Guarantees

      The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

6.    Regulatory Requirements

      Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the NYSE, the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. Included in the computation of net capital of Bear Stearns, as defined, is $826.3 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions. At August 31, 2004, Bear Stearns' net capital of $2.28 billion exceeded the minimum requirement by $2.21 billion.

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

      At August 31, 2004, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

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

                                                    Three Months Ended           Nine months Ended
                                                 ------------------------    -------------------------
                                                 August 31,    August 31,    August 31,     August 31,
      (in thousands, except per share amounts)      2004          2003          2004           2003
      ----------------------------------------   ----------    ----------    -----------    ----------
        Net income                               $  283,259    $  313,415    $   992,127    $  868,079
        Preferred stock dividends                    (6,843)       (7,794)       (21,456)      (23,580)
        Redemption of preferred stock                   578            --            578           719
        Income adjustment (net of tax)
          applicable to deferred compensation
          arrangements-vested shares                 16,565        21,037         51,580        60,698
                                                 ----------    ----------    -----------    ----------
        Net earnings used for basic EPS             293,559       326,658      1,022,829       905,916
        Income adjustment (net of tax)
          applicable to deferred compensation
          arrangements-nonvested shares               7,425         7,522         22,960        21,554
                                                 ----------    ----------    -----------    ----------
        Net earnings used for diluted EPS        $  300,984    $  334,180    $ 1,045,789    $  927,470
                                                 ==========    ==========    ===========    ==========
        Total basic weighted average common
          shares outstanding (1)                    127,014       128,682        128,288       129,056
                                                 ----------    ----------    -----------    ----------
        Effect of dilutive securities:
          Employee stock options                      3,359         2,666          3,338         2,229
          CAP and restricted units                   13,829        14,252         14,366        15,031
                                                 ----------    ----------    -----------    ----------
        Dilutive potential common shares             17,188        16,918         17,704        17,260
                                                 ----------    ----------    -----------    ----------
        Weighted average number of common
          shares outstanding and dilutive
          potential common shares                   144,202       145,600        145,992       146,316
                                                 ==========    ==========    ===========    ==========
        Basic EPS                                $     2.31    $     2.54    $      7.97          7.02
        Diluted EPS                              $     2.09    $     2.30    $      7.16          6.34
                                                 ==========    ==========    ===========    ==========

      (1) Includes 24,290,697 and 29,608,468 vested units for the three months ended August 31, 2004 and August 31, 2003, respectively, and 24,809,035 and 29,913,893 vested units for the nine months ended August 31, 2004 and August 31, 2003, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      effort for various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients.

      Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and the NYSE and International Securities Exchange specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

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

      The three business segments comprise many business areas with interactions between each. Revenues and expenses include those that are directly related to each segment. Revenues from intersegment transactions are based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items, including corporate overhead and interest, which are internally allocated by the Company primarily based on balance sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                            Three Months Ended              Nine months Ended
                                       ----------------------------    ----------------------------
                                        August 31,      August 31,      August 31,      August 31,
      (in thousands)                       2004            2003            2004            2003
      ------------------------------   ------------    ------------    ------------    ------------
      NET REVENUES
       Capital Markets
         Institutional Equities        $    239,321    $    200,506    $    788,725    $    666,313
         Fixed Income                       751,805         720,128       2,418,509       2,276,535
         Investment Banking                 208,865         299,742         716,916         710,945
                                       ------------    ------------    ------------    ------------
       Total Capital Markets              1,199,991       1,220,376       3,924,150       3,653,793

       Global Clearing Services             214,394         200,929         655,684         564,112

       Wealth Management
         Private Client Services (1)        103,498          98,410         331,667         273,705
         Asset Management                    36,320          27,941         137,454          92,636
                                       ------------    ------------    ------------    ------------
       Total Wealth Management              139,818         126,351         469,121         366,341
       Other (2)                            (19,438)        (62,596)        (64,729)       (121,032)
                                       ------------    ------------    ------------    ------------

         Total net revenues            $  1,534,765    $  1,485,060    $  4,984,226    $  4,463,214
                                       ============    ============    ============    ============

       PRE-TAX INCOME
       Capital Markets                 $    425,703    $    540,942    $  1,433,074    $  1,490,832
       Global Clearing Services              83,159          68,456         248,366         158,404
       Wealth Management                      7,667           9,851          54,253          20,518
       Other (2)                            (72,650)       (137,072)       (249,360)       (334,248)
                                       ------------    ------------    ------------    ------------
         Total pre-tax income          $    443,879    $    482,177    $  1,486,333    $  1,335,506
                                       ============    ============    ============    ============

                                                         Three months ended                    Nine months ended
                                                 ----------------------------------    ----------------------------------
                                                 August 31, 2004    August 31, 2003    August 31, 2004    August 31, 2003
                                                 ---------------    ---------------    ---------------    ---------------
      (1) Private Client Services Detail:
          Gross revenues, before transfer to
            Capital Markets segment              $       121,082    $       129,746    $       397,977    $       348,248
          Revenue transferred to
            Capital Markets segment                      (17,584)           (31,336)           (66,310)           (74,543)
                                                 ---------------    ---------------    ---------------    ---------------
          Private Client Services net revenues   $       103,498    $        98,410    $       331,667    $       273,705
                                                 ===============    ===============    ===============    ===============

                                                    As of
                                 --------------------------------------------
                                  August 31,     November 30,     August 31,
      (in thousands)                 2004            2003            2003
      ------------------------   ------------    ------------    ------------
      SEGMENT ASSETS
      Capital Markets            $156,678,123    $143,866,138    $141,399,233
      Global Clearing Services     82,401,603      69,974,025      70,222,923
      Wealth Management             3,353,597       3,705,922       3,599,983
      Other (3)                    (5,104,104)     (5,377,975)     (5,529,139)
                                 ------------    ------------    ------------
        Total segment assets     $237,329,219    $212,168,110    $209,693,000
                                 ============    ============    ============

      (2) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $42.0 million and $50.0 million for the three months ended August 31, 2004 and August 31, 2003, respectively, and $130.5 million and $144.0 million for the nine months ended August 31, 2004 and August 31, 2003, respectively.

      (3)   Includes consolidation and elimination entries.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

      Securitizations

      The Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Interests in these securitized assets may be retained in the form of senior or subordinated securities or as residual interests. These retained interests are included in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Securitization transactions are generally treated as sales, with the resulting gain or loss included in "Principal Transactions" revenue in the Condensed Consolidated Statements of Income. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models which utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are primarily based on observable transactions in similar securities and are further verified by external pricing sources, when available.

      The Company's securitization activity relating to transfers of its financial assets is detailed below:

                                                        Agency              Other              Other
                                                    Mortgage-Backed    Mortgage-Backed     Asset-Backed
                                                    ---------------    ---------------    ---------------
      (in billions)
      Total securitizations
        Quarter ended August 31, 2004                      $6.4              $25.1               $0.1
        Quarter ended August 31, 2003                     $14.4              $11.3               $0.2
      Retained interests
        As of August 31, 2004                              $2.0               $1.6               $0.1
        As of November 30, 2003                            $1.8               $1.4               $0.2

      The Company is an active market-maker in these securities and as a result, may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the swap curve plus a spread. Key points on the swap curve at August 31, 2004 were 2.79% for 2-year swaps and 4.58% for 10-year swaps. These models also consider prepayment speeds, as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

      Key valuation assumptions used in measuring the current fair value of retained interests in assets the Company securitized at August 31, 2004 were as follows:

                                                        Agency              Other            Other
                                                    Mortgage-Backed    Mortgage-Backed    Asset-Backed
      -------------------------------------------   ---------------    ---------------    ------------
      Weighted average life (years)                        6.54               5.89             1.64
      Average prepayment speeds (annual rate)           8% - 43%           6% - 49%             N/A
      Credit losses                                        1.09%              3.80%            2.01%

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following hypothetical sensitivity analysis as of August 31, 2004 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                                        Agency              Other            Other
      (in millions)                                 Mortgage-Backed    Mortgage-Backed    Asset-Backed
      -------------------------------------------   ---------------    ---------------    ------------
      Interest rates
        50 basis point increase                              $(48.2)            $(32.2)           $0.1
        100 basis point increase                             (103.6)             (66.8)           (0.3)
        50 basis point decrease                                33.5               26.1             0.1
        100 basis point decrease                               52.0               52.7             0.2
      Prepayment speeds
        10% increase                                            0.6               (0.5)            N/A
        20% increase                                            1.1               (0.9)            N/A
        10% decrease                                           (3.5)               0.6             N/A
        20% decrease                                           (7.3)               1.2             N/A
      Credit losses
        10% increase                                           (8.4)             (17.3)           (0.3)
        20% increase                                          (16.6)             (33.7)           (0.6)
        10% decrease                                            8.7               18.4             0.3
        20% decrease                                           17.7               37.9             0.6

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

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended August 31, 2004:

                                                        Agency             Other           Other
            (in millions)                           Mortgage-Backed   Mortgage-Backed   Asset-Backed
      -------------------------------------------   ---------------   ---------------   ------------
      Cash flows received from retained interests             $32.2             $33.8           $1.5
      Cash flows from servicing                                 0.1              $1.8            N/A

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

      At August 31, 2004 and November 30, 2003, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $239.3 billion and $223.1 billion,

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $144.5 billion and $140.7 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at August 31, 2004 and November 30, 2003, respectively.

10.   CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests.

      In fiscal 2003, the Company adopted the provisions of FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," for VIEs created after January 31, 2003 and for VIEs in which the Company acquired an interest after January 31, 2003, with no material effect on the consolidated financial statements. In October 2003, the FASB deferred the effective date of FIN No. 46 for arrangements with VIEs existing prior to February 1, 2003 to fiscal periods ending after December 15, 2003. In December 2003, the FASB issued FIN No. 46 (R), a revision of FIN No. 46, to address certain technical corrections and implementation issues that have arisen. As of May 31, 2004, the Company has adopted FIN No. 46 (R) for its variable interests. For these variable interests, the Company has consolidated those VIEs in which the Company is the primary beneficiary. The adoption of FIN No. 46 and FIN No. 46 (R) did not have a material effect on the Company's condensed consolidated financial statements.

      The Company acts as transferor, seller, investor, structurer, underwriter or derivative counterparty in securitization transactions. These transactions typically involve entities that are qualifying special purpose entities ("QSPEs") as defined in SFAS No. 140. Under FIN No. 46
      (R), these QSPE transactions are generally exempt from the requirements of FIN No. 46 (R). For securitization transactions that do not qualify as QSPEs, the holders of the beneficial interest have no recourse to the Company, only to the assets held by the VIE. In certain instances, the Company is the primary beneficiary through its ownership of certain beneficial interests, and is required to consolidate its interests.

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

      Assets held by VIEs, which are currently consolidated, in which the Company is the primary beneficiary, as discussed in the preceding two paragraphs, approximated $1.1 billion. At August 31, 2004, the Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $30.5 million, which represents the fair value of its interests and is reflected in the Company's condensed consolidated financial statements.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $3.9 billion. At August 31, 2004, the Company's maximum exposure to loss from these entities approximates $13.9 million, which represents the fair value of its interests and is reflected in the Company's condensed consolidated financial statements.

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

      In accordance with FIN No. 46 (R) the Company has deconsolidated Capital Trust III effective beginning with the quarter ended February 29, 2004. As a result, the Debentures issued by the Company to Capital Trust III are included within long-term borrowings. The $262.5 million of Preferred Securities issued by Capital Trust III is still outstanding, providing the funding for such Debentures. The Preferred Securities issued by Capital Trust III are no longer included in the Company's Condensed Consolidated Statements of Financial Condition.

12.   SUBSEQUENT EVENT

      The Company has an ownership interest, through its investment in its merchant banking funds, in New York & Company, Inc., a women's clothing retailer. On October 7, 2004, shares of New York & Company, Inc. began trading on the NYSE pursuant to an initial public offering. The Company, through its merchant banking funds, participated in the initial public offering by selling approximately 1.0 million shares at $17 and realized a gain of $13.7 million. Subsequent to the sale, the Company retained a beneficial economic interest approximating 9.3 million shares of New York & Company, Inc. Such shares are subject to a six-month lockup agreement ending April 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of August 31, 2004, and the related condensed consolidated statements of income for the three month and nine month periods ended August 31, 2004 and 2003 and cash flows for the nine month periods ended August 31, 2004 and 2003. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2003; and in our report dated February 13, 2004, (which report contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," in 2003, discussed in note 1 to the consolidated financial statements) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York
October 15, 2004

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

The Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003 filed by the Company under the Securities Exchange Act of 1934.

Unless otherwise stated, all references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to the three and nine months of 2004 and 2003 refer to the three and nine months ended August 31, 2004 and 2003, respectively, and all references to quarters are to the Company's fiscal quarters.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Revenues, net of interest expense for the quarter ended August 31, 2004 increased 3.3% from the corresponding 2003 quarter while pre-tax earnings decreased 7.9% during the same period. Pre-tax profit margins for the 2004 quarter decreased to 28.9% when compared to 32.5% in the corresponding 2003 quarter. Return on equity was 15.9% for the 2004 quarter versus 21.3% in the corresponding 2003 quarter. The operating environment experienced during the Company's third quarter of 2004 proved difficult as higher oil prices, mixed economic data and continued geopolitical concerns depressed market activity. As a result, equity valuations trended downward on sluggish trading volumes and declining volatility.

Despite the more difficult operating environment experienced across the equity, clearance and wealth management areas, the Company continued to deliver solid results. Excluding merchant banking related gains, net revenues increased across each of the primary business segments compared to the 2003 quarter and pretax profit margins remained strong. Within the Capital Markets segment, Institutional Equities net revenues increased 19.4% when compared to the third quarter of 2003 primarily reflecting the impact of the consolidation of Bear Wagner Specialists, LLC commencing in the first quarter of 2004 and increased international equity sales and trading net revenues. The Fixed Income area produced strong revenues for the 2004 quarter, up 4.4% from a year ago, with credit and interest rate products reporting significant year-over-year improvement. Investment banking revenues were down 30.3% primarily due to a 96.8% decrease in merchant banking revenues. The merchant banking revenues from the 2003 quarter primarily related to gains associated with the Company's previous investment in Aeropostale, Inc. Global Clearing Services net revenues increased 6.7% due to increased customer margin debt and short-sale balances. In Wealth Management, revenues from private client services increased on higher levels of margin balances as well as increased fee income from the private client advisory service product. In addition, asset management revenues rose due to increased performance fees associated with proprietary hedge fund products.

Business Environment

The business environment during the Company's third quarter ended August 31, 2004 was characterized by moderate growth in the U.S. economy and continued low inflation. The Federal Reserve Board (the "Fed") met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 1.00% to 1.50% citing that the economy was poised to resume a stronger pace of expansion with inflation remaining relatively low. However, rising oil prices, mixed economic data and continued geopolitical concerns weighed on the market during the 2004 quarter and consumer confidence, which had been strong during the first two months of the quarter, fell sharply in August.

The major equity indices all decreased during the third quarter of 2004. The Dow Jones Industrial Average ("DJIA"), Nasdaq Composite Index ("NASDAQ") and the Standard & Poor's 500 Index ("S&P 500") decreased 0.1%, 7.5% and 1.5%, respectively. Average daily trading volume on the New York Stock Exchange, Inc. ("NYSE") and Nasdaq decreased 3.6% and 7.9%, respectively, compared to the 2003 quarter. Equity valuations trended downward on sluggish trading volumes and declining volatility. The unfavorable equity market conditions that existed during the 2004 quarter caused equity issuance activity to decrease industry-wide. Despite these conditions, industry-wide announced and completed M&A volumes increased 48% and 149%, respectively, compared to the third quarter of 2004.

Fixed income activity continued to be robust during the 2004 quarter despite the increase in short term interest rates and a flattening yield curve. Long-term interest rates, as measured by the 10-year Treasury bond, declined during the 2004 quarter. On an intra-day basis, the 10-year Treasury bond yield dropped from 4.87% on June 14, 2004 to 4.10% on August 31, 2004. Reflecting the impact of higher interest rates, agency CMO volumes declined during the quarter. However, overall mortgage-backed securities new issue volume rose approximately 14% during the 2004 quarter, reflecting the significant increase in the issuance of adjustable rate mortgage securities.

The business environment during the third quarter ended August 31, 2003 was characterized by a strengthening U.S. economy and continued low inflation. The Fed met twice during the quarter and at its June 25, 2003 meeting cut the federal funds rate 25 basis points to 1.00% from 1.25%. A shift in sentiment along with upbeat forecasts for

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

economic growth precipitated a sell-off in U.S. Treasuries. Long term interest rates, as measured by the 10-year Treasury bond, were extremely volatile. On an intra-day basis, the 10-Year Treasury bond yield climbed from 3.07% on June 16, 2003 to 4.67% on August 14, 2003. The Fed's suggestion that low rates could be maintained for a considerable period eased the sell-off in the treasury markets. Better than expected corporate profits along with economic reports evidencing strong consumer spending and accelerating capital spending served to push the major U.S. equity indices higher during the August 2003 quarter. For the quarter ended August 31, 2003, the DJIA increased 6.4%, while the S&P 500 and the NASDAQ increased 4.6% and 13.4%, respectively. While the major U.S. equity market indices showed improvement during the August 2003 quarter on positive economic data, average daily trading volumes declined on both the NYSE and Nasdaq when compared to the August 2002 quarter. Average daily trading volume on the NYSE and Nasdaq decreased 13.5% and 4.8%, respectively from the quarter ended August 31, 2002. Equity capital markets activities increased fueled by an increase in equity market indices. Business conditions were favorable in the fixed income markets. A combination of low interest rates, a steep yield curve and continued tightening of corporate credit spreads resulted in strong demand for domestic debt issuances and strong secondary market activity. Mortgage-backed securities underwriting continued to benefit from favorable market conditions despite the drop in residential mortgage refinancings.

Results of Operations

In the discussion to follow, results for the quarter ended August 31, 2004 will be compared with the results for the quarter ended August 31, 2003 and results for the nine months ended August 31, 2004 will be compared with the results for the nine months ended August 31, 2003.

The following table sets forth an overview of the Company's financial results:

                                                  Three Months Ended                                Nine Months Ended
                                     --------------------------------------------     --------------------------------------------
(in thousands, except per share
amounts, pre-tax profit margin and     August 31,      August 31,      % Increase      August 31,      August 31,
return on average common equity)         2004             2003         (Decrease)         2004             2003         % Increase
----------------------------------   -------------    -------------    ----------     -------------    -------------    ----------
Revenues, net of interest expense    $   1,534,765    $   1,485,060           3.3%    $   4,984,226    $   4,463,214          11.7%
Income before provision for income
  tax                                $     443,879    $     482,177          (7.9%)   $   1,486,333    $   1,335,506          11.3%
Net Income                           $     283,259    $     313,415          (9.6%)   $     992,127    $     868,079          14.3%
Diluted earnings per share           $        2.09    $        2.30          (9.1%)   $        7.16    $        6.34          12.9%
Pre-tax profit margin                         28.9%            32.5%                           29.8%            29.9%
Return on average common equity
  (annualized)                                15.9%            21.3%                           18.9%            20.3%

The Company reported net income of $283.3 million, or $2.09 per share (diluted), for the quarter ended 2004, which represented a decrease of 9.6% from $313.4 million, or $2.30 per share (diluted), for the quarter ended 2003. Revenues, net of interest expense ("net revenues") increased 3.3% to $1.53 billion for the quarter ended 2004 from $1.49 billion for the quarter ended 2003, due to an increase in principal transactions revenues and net interest revenues partially offset by decreases in investment banking revenues and commission revenues.

The Company reported net income of $992.1 million, or $7.16 per share (diluted), for the nine months ended 2004, which represented an increase of 14.3% from $868.1 million, or $6.34 per share (diluted), for the nine months ended 2003. Net revenues increased 11.7% to $4.98 billion for the nine months ended 2004 from $4.46 billion for the nine months ended 2003 due to increases in principal transactions revenues, commission revenues, investment banking revenues, and net interest revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's commission revenues were as follows:

                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,       August 31     % Increase      August 31,      August 31,         %
(in thousands)                           2004            2003        (Decrease)         2004            2003         Increase
----------------------------------   -------------   -------------   ----------     -------------   -------------   ----------
Institutional                        $     142,480   $     136,317          4.5%    $     461,297   $     394,416         17.0%
Clearance                                   71,006          80,175        (11.4)%         233,121         228,787          1.9%
Retail & other                              60,236          63,396         (5.0)%         194,557         166,282         17.0%
                                     -------------   -------------   ----------     -------------   -------------   ----------
Total commissions                    $     273,722   $     279,888         (2.2)%   $     888,975   $     789,485         12.6%
                                     =============   =============   ==========     =============   =============   ==========

Note: Certain prior period items have been reclassified within commission revenues to conform to the current period's presentation.

Commission revenues for the 2004 quarter decreased 2.2% to $273.7 million from $279.9 million for the comparable prior year quarter. Institutional commissions increased 4.5% to $142.5 million for the 2004 quarter from $136.3 million for the comparable prior year quarter. The increase in institutional commissions is due to the impact of the consolidation of Bear Wagner Specialists, LLC commencing in the first quarter of 2004. Clearance commissions decreased 11.4% to $71.0 million for the 2004 quarter from $80.2 million for the comparable prior year quarter reflecting lower trading volumes from prime brokerage clients. Retail and other commissions decreased 5.0% to $60.2 million in the 2004 quarter from $63.4 million in the comparable prior year quarter due to a decrease in retail customer trading volumes.

Commission revenues for the nine months ended 2004 increased 12.6% to $889.0 million from $789.5 million for the corresponding prior year period. Institutional commissions increased 17.0% to $461.3 million for the 2004 period from $394.4 million for the 2003 period primarily due to increased trading volumes as well as the impact of the consolidation of Bear Wagner Specialists, LLC commencing in the first quarter of 2004. Clearance commissions increased 1.9% to $233.1 million for the 2004 period from $228.8 million for the corresponding prior year period due primarily to increased levels of fully disclosed customer activity resulting from an improvement in global equity market conditions. Retail and other commissions increased 17.0% to $194.6 million in the 2004 period from $166.3 million in the prior year period due to an increase in individual customer activity levels.

The Company's principal transactions revenues by reporting category were as follows:

                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,      August 31,         %          August 31,      August 31,         %
(in thousands)                           2004            2003         Increase         2004            2003         Increase
----------------------------------   -------------   -------------   ----------    -------------   -------------   ----------
Fixed income                         $     626,196   $     566,739         10.5%   $   1,978,452   $   1,953,727          1.3%
Equities                                    58,376          28,217        106.9%         274,092         161,556         69.7%
Derivative financial instruments           164,410         129,067         27.4%         458,769         387,119         18.5%
                                     -------------   -------------   ----------    -------------   -------------   ----------
Total principal transactions         $     848,982   $     724,023         17.3%   $   2,711,313   $   2,502,402          8.3%
                                     =============   =============   ==========    =============   =============   ==========

Revenues from principal transactions for the 2004 quarter increased 17.3% to $849.0 million from $724.0 million for the corresponding prior year quarter due to an increase in all of the Company's businesses. Fixed income revenues increased 10.5% to $626.2 million for the 2004 quarter from $566.7 million for the prior year quarter attributable to an increase in the high yield product areas, partially offset by declines in the Company's government and corporate bond areas. Revenues derived from equities activities increased 106.9% to $58.4 million during the 2004 quarter from $28.2 million in the corresponding prior year quarter due to the impact of the consolidation of Bear Wagner Specialists, LLC this year. Revenues from derivative financial instruments increased 27.4% to $164.4 million in the 2004 quarter from $129.1 million in the 2003 quarter, due to increases in fixed income derivatives and credit derivatives as a result of increased customer volume.

Revenues from principal transactions for the nine months ended 2004 increased 8.3% to $2.71 billion from $2.50 billion for the nine months ended 2003. Fixed income revenues increased 1.3% to $1.98 billion during the 2004 period from $1.95 billion when compared to the corresponding period of the prior year. The increase is largely due to increased net revenues achieved in the mortgage-backed securities businesses with strong performances across many

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sectors, particularly in the whole loan, adjustable-rate mortgage securities and the commercial securitization businesses. Revenues related to the high yield business, particularly leveraged finance and distressed debt, also increased as high yield credit spreads continued to tighten. These increases were substantially offset by reduced net revenues from the corporate bonds and government bonds areas which were adversely affected by reduced volumes. Revenues derived from equities activities increased 69.7% to $274.1 million during the 2004 period from $161.6 million in the corresponding prior year period primarily due to the impact of the consolidation of Bear Wagner Specialists, LLC. In addition, equities-related businesses, particularly the international equities and over-the-counter stock revenues increased during the 2004 period, as a result of higher average daily trading volumes and increased announced and completed M&A activity. These increases were partially offset by decreased revenues in convertible and equity arbitrage due to decreased levels of market volatility. Revenues from derivative financial instruments increased 18.5% to $458.8 million in the 2004 period from $387.1 million in the prior year period, primarily due to increases in fixed income derivatives, foreign exchange and credit derivatives activities as a result of increased customer volume.

The Company's investment banking revenues by reporting category were as follows:


                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,      August 31,     % (Decrease)    August 31,      August 31,     % Increase
(in thousands)                           2004            2003         Increase          2004            2003        (Decrease)
----------------------------------   -------------   -------------   ----------     -------------   -------------   ----------
Underwriting                         $      92,125   $     144,000        (36.0)%   $     383,654   $     332,697         15.3%
Advisory services                           95,620          62,741         52.4%          282,029         216,544         30.2%
Merchant banking                             2,947          91,975        (96.8)%          46,983         129,608        (63.7)%
                                     -------------   -------------   ----------     -------------   -------------   ----------
Total investment banking             $     190,692   $     298,716        (36.2)%   $     712,666   $     678,849          5.0%
                                     =============   =============   ==========     =============   =============   ==========

Investment banking revenues decreased 36.2% to $190.7 million for the 2004 quarter from $298.7 million for the 2003 quarter. Underwriting revenues decreased 36.0% to $92.1 million for the 2004 quarter from $144.0 million for the corresponding prior year quarter, reflecting a significant decrease in equity underwriting revenues. This resulted from decreased volume of new issue activity based on the weak equity market conditions that existed during the quarter. Advisory services revenues for the 2004 quarter increased 52.4% to $95.6 million from $62.7 million for the prior year quarter reflecting the significant improvement in completed M&A volume. Merchant banking revenues decreased 96.8% to $2.9 million for the 2004 quarter, compared to $92.0 million for the 2003 quarter. The Company's results for the third quarter of 2003 include merchant banking gains related primarily to the Company's former investment in Aeropostale, Inc.

Investment banking revenues increased 5.0% to $712.7 million for the nine months ended 2004 from $678.8 million for the nine months ended 2003. Underwriting revenues increased 15.3% to $383.7 million for the 2004 period from $332.7 million for the corresponding prior year period, reflecting an increase in equity underwriting due to increased volume of new issue activity. High yield underwriting revenues also improved significantly on increased new issue activity. These increases were partially offset by reduced municipal underwriting revenues. Advisory services revenues for the 2004 period increased 30.2% to $282.0 million from $216.5 million for the 2003 period reflecting increased completed M&A activity. Merchant banking revenues decreased 63.7% to $47.0 million for the 2004 period, compared to $129.6 million for the prior year period. The Company's results for the 2003 period include merchant banking gains related primarily to the Company's former investment in Aeropostale, Inc.

Net interest revenues (interest and dividend revenue less interest expense) increased 15.9% to $169.1 million for the 2004 quarter from $145.9 million for the 2003 quarter. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances. Average customer margin debt balances increased 7.6% to $46.6 billion for the 2004 quarter from $43.3 billion for the prior year quarter. Average customer short balances increased 11.2% to $75.6 billion for the 2004 quarter from $68.0 billion for the 2003 quarter and average stock borrowed balances increased 4.6% to $56.7 billion for the 2004 quarter from $54.2 billion for the 2003 quarter.

Net interest revenues increased 25.4% to $492.3 million for the nine months ended 2004 up from $392.7 million for the nine months ended 2003. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances reflecting improved US equity market conditions. Average customer margin debt balances increased 17.4% to $46.6 billion for the 2004 period from $39.7 billion for the corresponding prior year

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period. Average customer short balances increased 21.3% to $75.7 billion for the 2004 period from $62.4 billion for the corresponding prior year period and average stock borrowed balances increased 16.7% to $58.0 billion for the 2004 period from $49.7 billion for the corresponding prior year period.

Non-Interest Expenses

The Company's non-interest expenses were as follows:


                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,      August 31,     % Increase      August 31,      August 31,     % Increase
(in thousands)                           2004            2003        (Decrease)         2004            2003        (Decrease)
----------------------------------   -------------   -------------   ----------     -------------   -------------   ----------
Employee compensation and benefits   $     743,038   $     681,745          9.0%    $   2,452,239   $   2,131,815         15.0%
Floor brokerage, exchange and
  clearance fees                            56,822          44,830         26.7%          173,369         137,050         26.5%
Communications and technology               92,360          93,047         (0.7)%         274,509         276,531         (0.7)%
Occupancy                                   35,843          34,788          3.0%          104,226         102,819          1.4%
Advertising and market development          30,030          24,550         22.3%           85,246          77,267         10.3%
Professional fees                           47,547          36,608         29.9%          131,717          94,056         40.0%
Other expenses                              85,246          87,315         (2.4)%         276,587         308,170        (10.2%)
                                     -------------   -------------   ----------     -------------   -------------   ----------
Total non-interest expenses          $   1,090,886   $   1,002,883          8.8%    $   3,497,893   $   3,127,708         11.8%
                                     =============   =============   ==========     =============   =============   ==========

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 9.0% to $743.0 million for the 2004 quarter from $681.7 million for the 2003 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 48.4% for the 2004 quarter compared to 45.9% for the 2003 quarter. Compensation as a percentage of net revenues excluding merchant banking revenues was 48.5% for the third quarter of 2003. Full-time employees increased to 10,715 at August 31, 2004 from 10,515 at August 31, 2003.

Non-compensation expenses increased 8.3% to $347.8 million for the 2004 quarter from $321.1 million for the 2003 quarter. Non-compensation expenses as a percentage of net revenues increased to 22.7% for the 2004 quarter compared with 21.6% for the corresponding prior year quarter. The increase in non-compensation expenses primarily reflects the impact of the consolidation of Bear Wagner Specialists, LLC. Excluding the impact of the consolidation of Bear Wagner Specialists, LLC, non-compensation expenses increased 2.7% to $330.0 million in the 2004 quarter. Specifically, the increase in non-compensation expenses, excluding specialist related costs, is primarily related to a 12.8% increase in floor brokerage, exchange and clearance fees, reflecting increased futures and foreign exchange volumes. Professional fees, excluding specialist related costs, increased 27.4% due to employment agency and consulting fees. Partially offsetting these increases was a decline in other expenses, primarily attributable to a reduction in CAP Plan related costs, which decreased to $42 million for the 2004 quarter from $50 million in the comparable prior year quarter. The Company achieved a pre-tax profit margin of 28.9% for the 2004 quarter versus 32.5% for the 2003 quarter.

The Company's effective tax rate increased to 36.2% for the 2004 quarter compared to 35.0% for the 2003 quarter. The increase in the Company's tax rate for the 2004 quarter was necessary in order to bring the Company's tax rate for the nine months ended 2004 to 33.25%.

Employee compensation and benefits increased 15.0% to $2.45 billion for the nine months ended 2004 from $2.13 billion for the nine months ended 2003 primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.2% for the 2004 period compared to 47.8% for the 2003 period. The increase in compensation to net revenues when compared to the prior year period primarily reflects the impact of merchant banking gains recorded in the third quarter of 2003. Excluding the impact of merchant banking, compensation to net revenues for the full year 2003 was 49.0%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-compensation expenses increased 5.0% to $1.05 billion for the nine months ended 2004 from $995.9 million for the nine months ended 2003. Non-compensation expenses as a percentage of net revenues decreased to 21.0% for the 2004 period compared with 22.3% for the 2003 period, which is attributable to a relatively stable cost base combined with increased net revenues. The increase in non-compensation expenses of 5.0%, when compared to the comparable prior year period, primarily reflects the consolidation of Bear Wagner Specialists, LLC beginning in the first quarter of 2004. Excluding the impact of the consolidation of Bear Wagner Specialists, LLC, non-compensation expenses declined 2.0% to $976.2 million in the 2004 period. The decline in non-compensation expenses is primarily attributable to a decline in other expenses partially offset by increases in professional fees and floor brokerage, exchange and clearance fees. The decline in other expenses is due to a $20.5 million charge for impairment of goodwill associated with the Company's electronic options market making business recorded in the 2003 period and reduced litigation and litigation-related expenses in the current period. CAP Plan related costs included in other expenses were $131 million for the 2004 period, a decrease from $144 million in the comparable prior year period. The Company achieved a pre-tax profit margin of 29.8% for the nine months ended 2004 versus 29.9% for the nine months ended 2003.

The Company's effective tax rate decreased to 33.25% for the nine months of 2004 compared to 35.0% for the nine months of 2003 primarily reflecting an increase in tax preference items.

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

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan. See Note 8, "Segment Data" in the Notes to Consolidated Financial Statements for complete segment information.

Capital Markets


                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,      August 31,     % Increase      August 31,      August 31,     % Increase
(in thousands)                           2004            2003        (Decrease)         2004            2003        (Decrease)
----------------------------------   -------------   -------------   ----------     -------------   -------------   ----------
Net revenues
  Institutional equities             $     239,321   $     200,506         19.4%    $     788,725   $     666,313         18.4%
  Fixed income                             751,805         720,128          4.4%        2,418,509       2,276,535          6.2%
  Investment banking                       208,865         299,742        (30.3)%         716,916         710,945          0.8%
                                     -------------   -------------   ----------     -------------   -------------   ----------
Total net revenues                   $   1,199,991   $   1,220,376         (1.7)%   $   3,924,150   $   3,653,793          7.4%
Pre-tax income                       $     425,703   $     540,942        (21.3)%   $   1,433,074   $   1,490,832         (3.9)%

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

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned subsidiary, the NYSE and International Securities Exchange specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Capital Markets decreased 1.7% to $1.20 billion for the 2004 quarter from $1.22 billion for the 2003 quarter. Pre-tax income for Capital Markets decreased 21.3% to $425.7 million for the 2004 quarter from $540.9 million for the comparable prior year quarter. Pre-tax profit margin was 35.5% for the 2004 quarter compared to 44.3% for the comparable prior year quarter.

Institutional equities net revenues for the 2004 quarter increased 19.4% to $239.3 million from $200.5 million for the comparable prior year quarter. Included within the Company's institutional equities revenues for the 2004 quarter are the revenues of Bear Wagner Specialists, LLC. These results, which were consolidated beginning with the first quarter of 2004, resulted in an increase in net revenues from specialist activities of approximately $30 million over the 2003 quarter. International equity sales and trading net revenues increased reflecting increased customer activity. These increases are partially offset by lower levels of over-the-counter stock and U.S. listed institutional equity revenues resulting from weaker U.S. equity market conditions. Risk arbitrage revenues also declined when compared to the comparable prior year quarter.

Fixed income net revenues increased 4.4% to $751.8 million for the 2004 quarter from $720.1 million for the comparable prior year quarter. The fixed income division continued to achieve strong results despite increases in short term interest rates and a flattening of the yield curve. Revenues from the credit businesses achieved record levels during the 2004 quarter due to higher revenues from the distressed debt and leveraged loan areas which benefited from an increase in market activity during the 2004 quarter. The interest rate business achieved increased levels of net revenues during the quarter as the Company's interest rate derivative activities achieved record net revenues on both increased market share and improved customer order flow. In addition, municipal revenues increased based on strong secondary trading revenues. Although mortgage-backed securities new issue activity declined by approximately 22% industry-wide compared to the 2003 quarter, the Company's mortgage origination volume rose approximately 14% reflecting the significant increase in the issuance of adjustable-rate mortgage securities as fixed-rate mortgage origination declined. As a result, revenues related to mortgage-backed securities remained relatively unchanged when compared to the 2003 quarter. In addition, net revenues attributable to the Company's asset-backed and commercial mortgage securitization activities increased significantly on increased new issue volumes.

Investment banking revenues decreased 30.3% to $208.9 million for the 2004 quarter from $299.7 million for the comparable prior year quarter. Underwriting revenues decreased 19.0% to $126.8 million for the 2004 quarter from $156.6 million for the prior year quarter, reflecting a significant decrease in equity underwriting revenues due to decreased volume of new issue activity. Advisory services revenues for the 2004 quarter increased 54.8% to $79.1 million from $51.1 million for the comparable prior year quarter reflecting the significant improvement in completed M&A volume when compared to the prior year. Merchant banking revenues decreased 96.8% to $2.9 million for the 2004 quarter compared to $92.0 million for the 2003 quarter. The revenues from the 2003 quarter are mostly related to the gains associated with the Company's previous investment in Aeropostale, Inc.

Net revenues for Capital Markets increased 7.4% to $3.92 billion for the nine months ended 2004 from $3.65 billion for the nine months ended 2003. Pre-tax income for Capital Markets decreased 3.9% to $1.43 billion for the 2004 period from $1.49 billion for the 2003 period. Pre-tax profit margin was 36.5% for the 2004 period compared to 40.8% for the 2003 period.

Institutional equities net revenues for the nine months ended 2004 increased 18.4% to $788.7 million from $666.3 million for the nine months ended 2003. During the 2004 period, market indices showed improvement when compared to the corresponding prior year period and average daily trading volumes increased on the NYSE and Nasdaq. As a result, institutional equities commissions in the Company's US-listed business increased, reflecting increased trading volume and market share gains. International equity sales and trading net revenues also increased significantly caused by more favorable global equity market conditions and increased customer order flow. Risk arbitrage revenues improved reflecting a significant increase in the total value of announced M&A activity. Included within the Company's institutional equities revenues for the 2004 period are the revenues of Bear Wagner Specialists, LLC. These consolidated results caused an increase in net revenues from specialist activities of approximately $120

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million over the 2003 period. The increases were partially offset by lower levels of equity derivative and convertible arbitrage revenues due to a decline in customer activity levels and reduced equity market volatility.

Fixed income net revenues increased 6.2% to $2.42 billion for the nine months ended 2004 from $2.28 billion for the nine months ended 2003 primarily reflecting strong results from the Company's mortgage and interest rate product areas. In particular, mortgage-backed securities, interest rate derivatives and foreign exchange net revenues increased during the 2004 period when compared to the prior year period. The mortgage-backed securities business achieved strong levels of net revenues during the period reflecting a significant increase in the volume of secondary trading activity. In addition, despite the decline in mortgage origination volume caused by the increase in interest rates, adjustable rate mortgage volumes increased significantly. In addition, the Company's interest rate businesses increased revenues based on higher customer order flow and a favorable market environment. In particular, the interest rate derivatives and foreign exchange businesses delivered strong results reflecting increased volatility levels, customer volumes and market share. These results were partially offset by a decrease in net revenues from the Company's credit businesses from the strong results they achieved in the 2003 period.

Investment banking revenues increased 0.8% to $716.9 million for the nine months ended 2004 from $710.9 million for the nine months ended 2003. Underwriting revenues increased 11.6% to $432.3 million for the 2004 period from $387.5 million for the prior year period reflecting an increase in equity and high yield underwriting on strong new issue activity. These increases were partially offset by reduced municipal underwriting revenues reflecting the impact of lower issuance levels. Advisory services revenues for the 2004 period increased 22.7% to $237.7 million from $193.8 million for the 2003 period reflecting an increase in US completed M&A activity. Merchant banking revenues decreased 63.7% to $47.0 million for the 2004 period compared to $129.6 million for the 2003 period. The revenues from the 2003 period are mostly related to the gains associated with the Company's previous investment in Aeropostale, Inc.

Global Clearing Services

                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,      August 31,         %          August 31,      August 31,         %
(in thousands)                           2004            2003         Increase         2004            2003         Increase
----------------------------------   -------------   -------------   ----------    -------------   -------------   ----------
Net revenues                         $     214,394   $     200,929          6.7%   $     655,684   $     564,112         16.2%
Pre-tax income                       $      83,159   $      68,456         21.5%   $     248,366   $     158,404         56.8%

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At August 31, 2004 and August 31, 2003, the Company held approximately $234 billion and $188 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 6.7% to $214.4 million for the 2004 quarter from $200.9 million in the 2003 quarter. Net interest revenues increased 19.5% to $140.0 million for the 2004 quarter from $117.2 million for the prior year quarter primarily reflecting increased customer margin and short sale balances and improved net interest margins. Commission revenues decreased 11.4% to $71.0 million for the 2004 quarter from $80.2 million for the comparable prior year quarter due to decreased trading volumes from prime brokerage and fully disclosed clients. Difficult equity market conditions resulted in reduced prime brokerage customer activity levels resulting in lower commission volumes and leverage levels. Pre-tax income increased 21.5% to $83.2 million, from $68.5 million for the 2003 quarter, reflecting higher net revenues. Pre-tax profit margin was 38.8% for the 2004 quarter compared to 34.1% for the 2003 quarter.

Average customer margin balances were $46.6 billion during the 2004 quarter compared to $43.3 billion during the 2003 quarter. Customer margin balances totaled $49.6 billion at August 31, 2004, an increase from $41.6 billion at August 31, 2003. Average customer short balances were $75.6 billion during the 2004 quarter compared to $68.0 billion during the 2003 quarter and totaled $73.7 billion at August 31, 2004, an increase from $66.3 billion at August 31, 2003. Average stock borrowed balances were $56.7 billion during the 2004 quarter compared to $54.2 billion for the 2003 quarter and totaled $53.5 billion at August 31, 2004, an increase from $52.1 billion at August 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average free credit balances were $30.8 billion during the 2004 quarter compared to $21.2 billion during the 2003 quarter and totaled $29.3 billion at August 31, 2004, an increase from $22.0 billion at August 31, 2003.

Net revenues for Global Clearing Services increased 16.2% to $655.7 million for the nine months ended 2004 from $564.1 million for the nine months ended 2003. Net interest revenues increased 25.4% to $407.7 million for the 2004 period from $325.1 million for the corresponding prior year period, primarily reflecting increased margin balances from prime brokerage and fully disclosed clearance clients due to improving US equity market conditions. Commission revenues increased 1.9% to $233.1 million for the 2004 period from $228.8 million for the prior year period reflecting increased prime broker and fully disclosed customer activity. Pre-tax income increased 56.8% to $248.4 million from $158.4 million for the 2003 period reflecting higher net revenues. Pre-tax profit margin was 37.9% for the 2004 period compared to 28.1% for the period ended 2003.

Average customer margin balances were $46.6 billion during the 2004 period compared to $39.7 billion during the 2003 period. Customer margin balances totaled $49.6 billion at August 31, 2004, an increase from $41.6 billion at August 31, 2003. Average customer short balances were $75.7 billion during the 2004 period compared to $62.4 billion during the 2003 period and totaled $73.7 billion at August 31, 2004, an increase from $66.3 billion at August 31, 2003. Average stock borrowed balances were $58.0 billion during the 2004 period compared to $49.7 billion for the 2003 period and totaled $53.5 billion at August 31, 2004, an increase from $52.1 billion at August 31, 2003. Average free credit balances were $28.5 billion during the 2004 period compared to $19.3 billion during the 2003 period and totaled $29.3 billion at August 31, 2004, an increase from $22.0 billion at August 31, 2003.

Wealth Management

                                                 Three Months Ended                              Nine Months Ended
                                     ------------------------------------------     ------------------------------------------
                                      August 31,      August 31,     % Increase      August 31,      August 31,         %
(in thousands)                           2004            2003        (Decrease)         2004            2003         Increase
----------------------------------   -------------   -------------   ----------     -------------   -------------   ----------
Net revenues
  Private Client Services            $     103,498   $      98,410          5.2%    $     331,667   $     273,705         21.2%
  Asset Management                          36,320          27,941         30.0%          137,454          92,636         48.4%
                                     -------------   -------------   ----------     -------------   -------------   ----------
Total  net revenues                  $     139,818   $     126,351         10.7%    $     469,121   $     366,341         28.1%
Pre-tax income                       $       7,667   $       9,851        (22.2)%   $      54,253   $      20,518        164.4%

The Wealth Management segment is composed of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At August 31, 2004, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

Net revenues for Wealth Management increased 10.7% to $139.8 million for the 2004 quarter from $126.4 million for the 2003 quarter. PCS revenues increased 5.2% to $103.5 million for the 2004 quarter from $98.4 million for the 2003 quarter reflecting increased net interest revenues associated with higher margin balances and higher levels of fee income attributable to the Company's private client advisory services product. However, weaker US equity markets served to reduce individual investor activity levels and commission volumes. Asset management revenues increased 30.0% to $36.3 million for the 2004 quarter from $27.9 million for the 2003 quarter. This increase reflects increased performance fees on proprietary hedge fund products. Pre-tax income for Wealth Management decreased 22.2% to $7.7 million in the 2004 quarter from $9.9 million for the 2003 quarter.

Net revenues for Wealth Management increased 28.1% to $469.1 million for the nine months ended 2004 from $366.3 million for the nine months ended 2003. PCS revenues increased 21.2% to $331.7 million for the 2004 period from $273.7 million for the 2003 period reflecting increased levels of retail customer activity on improving US equity markets as well as increased net interest revenues associated with higher margin balances. Asset management revenues increased 48.4% to $137.5 million for the 2004 period from $92.6 million for the 2003 period. This increase primarily reflects the sale of the mutual funds business to Dreyfus, resulting in an increase to net revenues of approximately $22 million, higher management fees attributable to increased assets under

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

management in both traditional and hedge fund products as well as improved performance fees on alternative investment products, principally hedge funds. Pre-tax income for Wealth Management was $54.3 million in the 2004 period, a 164.4% increase compared to pre-tax income of $20.5 million for the 2003 period, reflecting higher net revenues. The current period included approximately $7 million of non-recurring transaction costs associated with the sale of the mutual fund business.

Assets under management were $28.1 billion at August 31, 2004, reflecting a 9.3% increase from $25.7 billion in assets under management at August 31, 2003. During the second quarter of 2004, the Company sold its mutual fund business to Dreyfus. Excluding assets that were transferred, assets under management at August 31, 2004 increased 26.6% from August 31, 2003. Assets under management at August 31, 2004 include $6.4 billion of assets from alternative investment products, an increase of 10.3% from $5.8 billion at August 31, 2003.

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

The Company's total assets at August 31, 2004 increased to $237.3 billion from $212.2 billion at November 30, 2003. The increase was primarily attributable to increases in financial instruments owned, customer receivables and securities purchased under agreements to resell partially offset by a decrease in cash and securities borrowed. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $41.6 billion at August 31, 2004 from $37.5 billion at November 30, 2003. This change was primarily due to an increase in equity associated with net income and a net increase in long-term debt, partially reduced by the redemption of preferred stock issued by a subsidiary, common stock and preferred stock repurchases and cash dividends paid.

The amount of long-term debt, as well as total capital, that the Company maintains is driven by a number of factors with particular focus on asset composition. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are primarily a function of the self-funding ability of its assets. The equity portion of total capital is primarily a function of on- and off-balance-sheet risks (i.e., market, credit and liquidity) and regulatory capital requirements. As such, the liquidity and risk characteristics of assets being held are especially decisive determinants of both total capital and the equity portion thereof, thus significantly influencing the amount of leverage that the Company can employ.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At August 31, 2004 and November 30, 2003, total assets of $237.3 billion and $212.2 billion were both approximately 10.1% lower than the average of the month-end balances observed over the trailing twelve-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile did not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

The following table presents total assets, adjusted assets, and net adjusted assets with the resultant leverage ratios at August 31, 2004 and November 30, 2003. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its resale, securities borrowed and segregated cash assets renders net adjusted leverage as the most relevant measure. The Company maintains a financial statement date guideline for the net adjusted leverage ratio of no greater than 15.0, which the Company continued to meet at August 31, 2004.

                                 August 31,   November 30,
(in billions, except ratios)        2004          2003
------------------------------   ----------   ------------
Total assets                     $    237.3   $      212.2
Adjusted assets (1)              $    185.8   $      164.2
Net adjusted assets (2)          $    117.8   $       90.9
Leverage ratio (3)                     28.5           26.4
Adjusted leverage ratio (4)            22.3           20.4
Net adjusted leverage ratio(5)         14.1           11.3

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

Note: As of August 31, 2004, the leverage ratio, adjusted leverage ratio and net adjusted leverage ratio equals total assets, adjusted assets and net adjusted assets, respectively, divided by stockholders' equity and junior subordinated debt issued to Bear Stearns Capital Trust III. The Company views the junior subordinated debt issued to Bear Stearns Capital Trust III as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities.

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

Alternative Funding Strategy

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective is to maintain sufficient cash capital (i.e., equity plus long-term debt maturing in more than twelve months) and funding sources to enable the Company to refinance short-term, unsecured borrowings with fully secured borrowings. As such, the Company is not reliant upon or contemplating forced balance sheet reduction to endure a period of constrained funding availability. This underlying approach is supported by maintenance of a formal contingency funding plan, which includes a detailed delegation of authority and precise action steps for managing an event-driven liquidity crisis. The plan identifies the crisis management team, details an effective internal and external communication strategy, and facilitates the greater information flow required to affect a rapid and efficient transition to a secured funding environment.

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

As of August 31, 2004, the market value of unencumbered, unhypothecated securities owned by the Company was approximately $21.8 billion with a borrowing value of $18.4 billion. The assets are comprised primarily of US government and agency securities, mortgage-backed and asset-backed securities, investment-grade corporate debt and US equities. The average advance rate on these different asset types ranges from 73% to 98% and is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio (explained above) has averaged 212% over the previous twelve months including unused committed unsecured bank credit and 200% excluding the unsecured portion of the Company's $3.4 billion

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

committed revolving credit facility. The firm's net cash capital position has averaged just under $2.2 billion over the same twelve-month period.

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations. The Company has a general guideline of approximately no more than 20% of its long-term debt portfolio maturing in any one year. As of August 31, 2004, the weighted average maturity of the firm's long-term debt was 4.1 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $3.40 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC, BSIL and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. ("Parent Company") and BSIL may borrow up to $1.70 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined margin levels on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2005, with all loans outstanding at that date payable no later than February 2006. There were no borrowings outstanding under the Facility at August 31, 2004.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral, under a repurchase arrangement, by BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2005, with all repos outstanding at that date payable no later than August 2006. There were no borrowings outstanding under the Repo Facility at August 31, 2004.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis collateralized by foreign securities at pre-specified advance rates. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2004, with all loans outstanding at that date payable no later than December 2005. There were no borrowings outstanding under the Pan Asian Facility at August 31, 2004.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of non-investment-grade loans, auto loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $3.7 billion.

Capital Resources

The Company conducts a substantial portion of its operating activities within its regulated subsidiaries Bear Stearns, BSSC, BSIL, BSIT and BSB. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., EMC Mortgage Corporation, Bear Stearns Mortgage Capital Corporation, Bear Stearns Credit Products Inc. and Bear Stearns Forex Inc. In connection with these operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances. Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At August 31, 2004, the Parent Company's equity double leverage ratio was

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately 0.95 based on common equity and 0.90 including preferred equity. At November 30, 2003, these measures were 0.91 based on common equity and 0.84 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital are funded with long-term debt issued by the Company that have maturities equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with either capital or borrowings having maturities consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $25.8 billion and $24.6 billion had remaining maturities beyond one year at August 31, 2004 and November 30, 2003, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of August 31, 2004, a downgrade by either Moody's Investors Service or Standard & Poor's to the Company's long-term ratings to the level of A3 or A-would have required the Company to post approximately $1.1 billion in additional collateral for outstanding over-the-counter derivatives contracts.

At August 31, 2004, the Company's long-term/short-term debt ratings were as follows:

                                               Rating
                                        --------------------
Dominion Bond Rating Service Limited    A(high)/R-1 (middle)
Fitch                                          A+/F1+
Moody's Investors Service(1)                   A1/P-1
Rating & Investment Information, Inc.          A+/nr
Standard & Poor's (2)                          A/A-1

nr - does not assign a short-term rating

(1) On October 22, 2003, Moody's Investors Service raised the Company's long-term debt ratings from A2 to A1 placing a "stable" outlook at the higher rating level, while simultaneously affirming the Company's short-term credit ratings.

(2) On September 29, 2004, Standard & Poor's affirmed the Company's credit ratings and maintained a "stable" outlook.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 7, 2004, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 or beyond. During the quarter ended August 31, 2004, the Company purchased under the current authorization a total of 2,071,790 shares at a cost of approximately $171.4 million. Approximately $680.6 million remains available to be purchased under the current authorization as of August 31, 2004.

During the quarter ended August 31, 2004, the Company purchased a total of 605,978 shares of its common stock at a total cost of approximately $50.6 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 24, 2003. Approximately $64.3 million remains available to be purchased under the current authorization as of August 31, 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

Cash and cash equivalents during the nine month period ended August 31, 2004 decreased $586.0 million to $3.25 billion. Cash used in operating activities was $384.8 million, primarily attributable to increases in financial instruments owned, receivables from customers and securities purchased under agreements to resell and financial instruments owned, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. These results were partially offset by increases in securities sold under agreements to repurchase and payables to customers, along with a decrease in securities borrowed. Cash used in investing activities of $143.1 million primarily reflected net purchases of investment securities and other assets in connection with the Company's merchant banking activities and purchases of property, equipment and leasehold improvements. Cash used in financing activities of $0.1 million reflected the repayment of long-term borrowings, net payments relating to short-term borrowings, treasury stock purchases and the redemption of preferred stock significantly offset by net proceeds from issuances of long-term borrowings used primarily to fund normal operating activities.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority. At August 31, 2004, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

Merchant Banking and Private Equity Investments

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At August 31, 2004, the Company held investments with an aggregate recorded value of approximately $350.6 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." At November 30, 2003, the Company held investments with an aggregate recorded value of approximately $353.3 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage-related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower or equivalent ratings recognized by credit rating agencies. At August 31, 2004 and November 30, 2003, the Company held high yield positions approximating $7.1 billion and $5.0 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $1.55 billion and $847.6 million, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables jointly aggregating $1.48 billion at August 31, 2004 and $1.54 billion at November 30, 2003.

Included in the high yield positions are extensions of credit to highly leveraged companies. At August 31, 2004 and November 30, 2003, the amount outstanding to highly leveraged borrowers totaled $2.40 billion and $922.8 million,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively. The largest industry concentration was the telecommunications industry, which approximated 20.3% at August 31, 2004 and 18.8% at November 30, 2003, of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments"). The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities. These amounts, net of collateral, were $325.0 million and $214.0 million at August 31, 2004 and November 30, 2003, respectively.

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

Contractual Obligations

The Company's contractual obligations, excluding derivative financial instruments, as of August 31, 2004:

                                              Payments Due By Period
                                    -------------------------------------------
                                    Remaining    Fiscal    Fiscal
                                      Fiscal      2005-     2007-
(in millions)                          2004       2006      2008     Thereafter       Total
---------------------------------   ----------   -------   -------   ----------      -------
Long-term borrowings (1)            $    1,185   $12,536   $ 8,302   $   11,477(2)   $33,500
Future minimum lease payments (3)           14       104        97          204          419

(1) Amounts include fair value adjustment in accordance with SFAS No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures (see Note 11 in the Notes to Condensed Consolidated Financial Statements).

(2) Includes $800 million of floating rate medium term notes with a stated final maturity in fiscal 2009. Such notes have an initial maturity date in fiscal 2005 that may be extended at the option of the noteholder to various dates until the stated final maturity.

(3)   Includes 383 Madison Avenue in New York City.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

The Company's commitments (1) as of August 31, 2004:

                                   Amount of Commitment Expiration Per Period
                                   ------------------------------------------
                                   Remaining   Fiscal    Fiscal
                                    Fiscal      2005-     2007-
(in millions)                        2004       2006      2008     Thereafter   Total
--------------------------------   ---------   -------   -------   ----------   ------
Commercial loan commitments:
  Investment-grade (2)             $     738   $   620   $   376   $      264   $1,998
  Non-investment grade                    29       391       358          523    1,301
Commitments to invest in private
  equity-related investments and
  partnerships (3)                                                                 378
Underwriting commitments                 127        --        --           --      127
Commercial and residential loans         403     2,147       150           --    2,700
Letters of credit                      2,997       500        25           35    3,557
Other (4)                                 54        87         4           --      207

(1) See Note 4, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade borrowings the Company entered into credit default swaps aggregating $521.8 million at August 31, 2004.

(3) At August 31, 2004, commitments to invest in private equity-related investments and partnerships aggregated $378 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

(4)   Includes $62 million of commitments with no stated maturity.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is also engaged in structuring and acting as principal in complex derivative transactions. Complex derivatives include certain long-dated equity derivatives, certain credit and municipal derivatives and other exotic derivative structures. These non-exchange-traded instruments may have immature or limited markets and, by their nature, involve complex valuation methodologies and models, which are often refined to correlate with the market risk of these instruments.

At August 31, 2004 and November 30, 2003, such positions described above (primarily fixed income cash positions) aggregated approximately $3.5 billion and $3.4 billion, respectively, in "Financial Instruments Owned" and $1.2 billion and $740 million, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

Controls Over Valuation of Financial Instruments

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Equity interests and securities acquired as a result of leveraged acquisition transactions are reflected in the consolidated financial statements at their initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. If quoted market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on other relevant factors. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value. See "Merchant Banking Investments" in Management's Discussion and Analysis for additional details.

Off-Balance-Sheet Arrangements

In the normal course of business, the Company enters into arrangements with special-purpose entities ("SPEs"), also known as variable interest entities ("VIEs"). SPEs are corporations, trusts or partnerships which are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including commercial and residential mortgages, consumer receivables, securities and other financial assets, are sold to an SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. The Company, in the normal course of business may establish SPEs, sell assets to SPEs, underwrite, distribute and make a market in securities or other beneficial interests issued by SPEs, transact derivatives with SPEs, own securities or other beneficial interests, including residuals, in SPEs and provide liquidity or other guarantees for SPEs.

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets. In accordance with SFAS No. 140, the Company accounts for transfers of financial assets as sales, provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity ("QSPE") or has the right to pledge or exchange the assets received and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations, provided that such transfer meets all of these criteria. See
Note 9, "Transfers of Financial Assets and Liabilities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the Company's securitization activities.

Effective beginning with the quarter ended February 29, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ARB No. 51" ("FIN No. 46") or FIN No. 46 as revised ("FIN No. 46 (R)") for VIEs in which it held a variable interest. However, as of May 31, 2004, the Company fully adopted FIN No. 46 (R) as it fully superceded FIN No. 46 as of that date. The Company uses this guidance to determine whether an SPE should be consolidated. See Note 10, "Consolidation of Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the consolidation of VIEs.

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

Certain other SPEs do not meet the requirements of a QSPE, because their activities are not sufficiently limited or they have entered into certain non-qualifying transactions. The Company generally consolidates these entities under FIN No. 46 if it owns a majority of the variable interests. These SPEs are commonly employed in collateralized debt obligation transactions, where portfolio managers require the ability to buy and sell assets, or in synthetic credit transactions. These transactions typically involve no recourse to the Company.

In addition to the above, in the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. See Note 5, "Guarantees," in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

New Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-6 "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF No. 03-6"). EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The Company adopted EITF No. 03-6 during the quarter ended August 31, 2004. Such adoption did not have an effect on basic or diluted earnings per share.

Specialist Activities

The Company participates, through a majority-owned joint venture, in specialist activities on the NYSE and International Securities Exchange. Due to the occurrence of a Control Event triggered in December 2003, the Company began consolidating this entity. Included in the Condensed Consolidated Statements of Financial Condition at August 31, 2004 are total assets of $1.6 billion, including approximately $353 million of goodwill and identifiable intangible assets.

Effects of Inflation

The Company's assets are primarily recorded at their current market value and, to a large extent, are liquid in nature. The rate of inflation affects the Company's expenses, such as employee compensation, office leasing costs, information technology and communications charges, which may not be readily recoverable in the price of services offered by the Company. In addition, to the extent that inflation causes interest rates to rise and has other adverse effects on the securities markets and on the value of securities held in inventory, it may adversely affect the Company's financial position and results of operations.

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

Value-at-Risk

An estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models, known as value-at-risk ("VaR"), that seeks to predict the risk of loss based on historical and/or market-implied price and volatility patterns. VaR estimates the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation uses the simulated changes in value of the market risk sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

The Company has performed an entity-wide VaR analysis of the Company's financial assets and liabilities, including financial instruments owned and sold, repurchase and resale agreements, and funding assets and liabilities. The Company regularly evaluates and enhances such VaR models in an effort to more accurately measure risk of loss. Certain equity-method investments and non-publicly traded investments are not reflected in the VaR results. The VaR related to certain non-trading financial instruments has been included in this analysis and is not reported separately because the amounts are not material. The calculation is based on a methodology that uses a one-day interval and a 95% confidence level. Interest rate risk and equity price risk for most desks use a historical simulation approach for VaR. Foreign exchange rate risk uses a "Monte Carlo" value-at-risk approach. Historical simulation involves the generation of price movements in a portfolio using price sensitivities, and historical movements of the underlying risk factors to which the securities are sensitive. Monte Carlo simulation involves the generation of price movements in a portfolio using a random number generator. The generation of random numbers is based on the statistical properties of the securities in the portfolio. For interest rates, each country's yield curve has five factors that describe possible curve movements, where appropriate. These were generated from principal component analysis. In addition, volatility and spread risk factors as well as intercountry correlations were used, where appropriate.

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

The aggregate VaR presented below is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk) due to the benefit of diversification among the risks. The following table illustrates the VaR for each component of market risk as of August 31, 2004, November 30, 2003 and August 31, 2003. Commodity risk has been excluded due to immateriality at August 31, 2004, November 30, 2003 and August 31, 2003.

                            August 31,    November 30,    August 31,
(in millions)                  2004           2003           2003
-------------------------   ----------    ------------    ----------
MARKET RISK
  Interest rate                  $14.6           $14.9         $17.9
  Currency                         1.9             0.9           0.9
  Equity                           6.6             3.7           4.3
  Diversification benefit         (7.0)           (4.2)         (4.6)
                            ----------    ------------    ----------
Aggregate VaR                    $16.1           $15.3         $18.5
                            ==========    ============    ==========

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The table below illustrates the high, low and average (calculated on a monthly basis) VaR for each component of market risk and aggregate market risk during the 2004 quarter:

(in millions)     High     Low    Average
---------------   -----   -----   -------
MARKET RISK
  Interest rate   $16.3   $13.3   $  15.1
  Currency          2.2     0.9       1.6
  Equity            6.8     2.7       5.7
  Aggregate VaR    17.4    15.0      16.3

As previously discussed, the Company utilizes a wide variety of market risk management methods including trading limits; marking all positions to market on a daily basis; daily profit and loss statements; position reports; daily risk highlight reports; aged inventory position reports; and independent verification of inventory pricing. Additionally, management of each trading department reports positions, profits and losses and notable trading strategies to the Risk Committee on a weekly basis. The Company believes that these procedures, which stress timely communication between traders, trading department management and senior management, are the most important elements of the risk management process.

Stress testing (also referred to as scenario analysis) measures the risk of loss over a variety of extreme market conditions that are defined in advance. Stress testing is a key methodology used in the management of market risk as well as counterparty credit risk (see "Derivatives Credit Risk" below). Stress tests are calculated at the firm-wide level, for particular trading books, for particular customer accounts and for particular individual positions. Stress tests are performed on a regular basis as well as on an ad hoc basis, as deemed appropriate. The ongoing evaluation process of trading risks as well as the consideration of new trading positions commonly incorporates an ad hoc discussion of "what-if" stressed market conditions and their impact on profitability. This analysis varies in its degree of formality based on the judgment of trading department management, risk management and senior managers. While the Company recognizes that no methodology can perfectly predict future market conditions, it believes that these tools are an important supplement to the Company's risk management process. The Company expects to continue to develop and refine its formal stress testing methodologies.

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended August 31, 2004 and August 31, 2003, respectively. These charts represent a historical summary of the results generated by the Company's trading activities, as opposed to the probability approach used by the VaR model. The average daily trading profit was $13.3 million and $11.3 million for the quarters ended August 31, 2004 and August 31, 2003, respectively. During the quarter ended August 31, 2004, there was one day with a reported trading loss and the trading loss on this day did not exceed the reported aggregate period end VaR amount. There were no daily trading losses for the quarter ended August 31, 2003. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. The Company believes that these results are indicative of its commitment to the management of market trading risk.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                          Quarter Ended August 31, 2004

   [The following table was depicted as a bar chart in the printed materials.]

                        Daily Net Trading          Number of
                     Revenues ($ in millions)    Trading Days
                     ------------------------    ------------

                             (10)+                    --
                            (10)-(5)                  --
                             (5)-0                     1
                              0-5                      6
                              5-10                    15
                             10-15                    23
                             15-20                     8
                             20-25                     3
                             25-30                     4
                              30+                      4
                                                      --
                             Total                    64

                          Quarter Ended August 31, 2003

   [The following table was depicted as a bar chart in the printed materials.]

                        Daily Net Trading          Number of
                     Revenues ($ in millions)    Trading Days
                     ------------------------    ------------

                             (10)+                    --
                            (10)-(5)                  --
                             (5)-0                    --
                              0-5                      9
                              5-10                    20
                             10-15                    20
                             15-20                     8
                             20-25                     6
                             25-30                    --
                              30+                      1
                                                      --
                             Total                    64

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of August 31, 2004:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                  Percentage of
                                                Exposure,         Exposure, Net
Rating (2)    Exposure   Collateral (3)   Net of Collateral (4)   of Collateral
------------  --------   --------------   ---------------------   -------------

AAA             $1,658             $402                  $1,271              31%
AA               1,975              745                   1,284              31%
A                1,596              687                   1,019              25%
BBB                324              294                     201               5%
BB and lower       981            2,105                     322               8%
Non-rated            5               14                       3               0%

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

                         Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Fezanni, et al. v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 2003 ("Report on Form 10-K"), Bear Stearns, BSSC, and a former officer of BSSC were named as defendants in a lawsuit in United States District Court for the Southern District of New York brought by eleven individuals or entities that allegedly purchased securities underwritten by A.R. Baron & Company, Inc. ("Baron"), a firm for which BSSC provided clearing services. As previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2004, on April 6, 2004, the district court granted motions to dismiss all causes of action that plaintiffs brought against Bear Stearns, BSSC, and the former officer of BSSC.

On or about September 23, 2004, the plaintiffs filed an amended complaint against Bear Stearns, BSSC, a former officer of BSSC and other individuals and entities, alleging that they participated in misconduct by Baron involving attempts to manipulate the market for certain securities underwritten by Baron. The amended complaint, which contains many of the same allegations as the original complaint, alleges that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, violated the federal RICO statute, aided and abetted breach of fiduciary duty, committed common law fraud, aided and abetted fraud, and were part of a civil conspiracy to defraud in connection with providing clearing services and financing to Baron. The amended complaint seeks to recover compensatory damages of at least $8.3 million and punitive damages of $125 million from Bear Stearns and BSSC.

Bear Stearns and BSSC deny all allegations of wrongdoing asserted against them in the amended complaint and believe that they have substantial defenses to these claims.

Specialist Matters

As previously reported in the Company's Report on Form 10-K, Bear Wagner Specialists, LLC ("Bear Wagner"), along with numerous other defendants, has been named in purported class actions commenced in the United States District Court for the Southern District of New York, on behalf of investors alleging violations of the federal securities laws in connection with NYSE specialist activities. In addition, a purported class action, naming Bear Wagner and the Company as defendants, was filed in December 2003 in California Superior Court, Los Angeles County, alleging violations of California law in connection with the NYSE specialist activities. The district court consolidated these purported class actions under the caption In re NYSE Specialists Securities Litigation, No. 03 Civ. 8264 (RWS). On September 15, 2004, a consolidated amended complaint was filed in this action.

Bear Wagner and the Company deny all allegations of wrongdoing in this litigation and believe they have substantial defenses to these claims.

Municipal Bond Offering Matters

Bear Stearns has been notified by the Chicago office of the Securities and Exchange Commission of a formal investigation into its municipal bond offering practices, which has been focused on the municipal underwriting business conducted through the Chicago office of Bear Stearns. Bear Stearns has also received subpoenas and requests for information relating to its municipal underwriting business conducted through the Chicago office of Bear Stearns from the United States Attorney's Office for the Northern District of Illinois; the State of Illinois, Office of Executive Inspector General; and the Illinois Securities Department.

Bear Stearns is cooperating fully with each of these investigations or inquiries.

Retirement Systems of Alabama, et al., v. J.P. Morgan Chase & Co., et al.

Bear Stearns is one of a number of financial institutions named as defendants in this action brought by an Alabama pension fund in the Circuit Court for Montgomery County, Alabama, asserting claims against Bear Stearns for state securities laws violations and state and common law fraud in connection with underwriting and sales of securities of WorldCom, Inc. ("WorldCom") or WorldCom-affiliated companies. Trial of this action is currently scheduled to

                                LEGAL PROCEEDINGS

commence on November 8, 2004. Bear Stearns is not a party to, nor is this case a part of, any other action relating to WorldCom securities, including the In re WorldCom, Inc. Securities Litigation consolidated multi-district litigation in the Southern District of New York.

Bear Stearns denies all allegations of wrongdoing in this litigation and believes it has substantial defenses to these claims.

Mutual Fund Matters

As previously reported in the Company's Report on Form 10-K, the Company, Bear Stearns, and/or BSSC (the "Bear Stearns defendants") were named as defendants in two purported class action lawsuits related to mutual fund trading. Those lawsuits have been transferred to the District of Maryland for coordinated and/or consolidated pretrial proceedings as part of MDL 1586-In re Mutual Funds Investment Litigation. On or about September 29, 2004, thirteen new and/or amended class action or derivative complaints were filed in MDL-1586 naming as defendants the Bear Stearns defendants, various mutual fund companies, certain broker-dealers, and others. Plaintiffs who have brought actions, either directly or derivatively, against one or more of the Bear Stearns defendants are shareholders in the following families of mutual funds: AIM, Invesco, PIMCO, Excelsior, Alliance, Franklin Templeton, One Group, Strong, Columbia, Pilgrim Baxter, Alger, Janus, and MFS. Among other things, the actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount.

The Bear Stearns defendants believe they have substantial defenses to the claims.

Rogers v. Sterling Foster & Co., Inc.

This matter arises out of BSSC's role as clearing broker for Sterling Foster & Co. Inc. ("Sterling Foster") and is part of the In re Sterling Foster & Co. Inc. Securities Litigation multidistrict litigation. As previously reported in the Company's Report on Form 10-K for the fiscal year ending November 30, 2001 and on the Company's Report on Form 10-Q for the fiscal quarter ending May 31, 2002, Bear Stearns, BSSC, and a former officer of BSSC were named as defendants in a purported class action in the United States District Court for the Eastern District of New York. This case was brought on behalf of a purported class consisting of all persons who purchased or otherwise acquired certain securities that were underwritten by Sterling Foster. On June 27, 2002, the court granted defendants' motion to dismiss and dismissed the claims against Bear Stearns, BSSC, and the former officer of BSSC in their entirety. On September 29, 2004, the court granted plaintiffs' motion to vacate the June 27, 2002 dismissal and granted plaintiffs' request to amend their complaint against Bear Stearns and BSSC with respect to two securities underwritten by Sterling Foster.

Bear Stearns and BSSC deny all allegations of wrongdoing asserted against them in this litigation and believe they have substantial defenses to the claims.

                            ------------------------

The Company also is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations.

       Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of August 31, 2004 with respect to the shares of common stock repurchased by the Company during the third quarter of fiscal 2004:

                                Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------
                                                                                 Approximate Dollar
                                                       Total Number of Shares   Value of Shares that
                                                        Purchased as Part of    May Yet Be Purchased
                   Total Number of    Average Price      Publicly Announced      Under the Plans or
     Period        Shares Purchased   Paid per Share   Plans or Programs (1)        Programs (1)
----------------   ----------------   --------------   ----------------------   --------------------
6/1/04 - 6/30/04          1,337,013           $81.95                1,337,013           $857,459,561
7/1/04 - 7/31/04            734,976            83.86                  734,976            795,821,726
8/1/04 - 8/31/04            605,779            84.07                  605,779            744,896,220
                   ----------------                    ----------------------
     Total                2,677,768            82.95                2,677,768
                   ================                    ======================

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

                            Item 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company's Audit Committee to be performed by Deloitte & Touche LLP, the Company's independent registered public accounting firm, principally relating to the following: 1) agreed upon procedures relating to (a) securitization offerings and related periodic filings, (b) reports on internal controls, and (c) compliance by Bear Stearns Financial Products Inc. with certain contractual requirements; 2) readiness services in connection with
Section 404 of the Sarbanes-Oxley Act of 2002; 3) tax related services; 4) issuance of comfort letters and consents relating to offerings of the Company's own securities; 5) reviews of quarterly financial statements; 6) consulting services with respect to client web-based technology (non-financial systems); 7) SAS 70 attest work; and 8) other accounting, attest and regulatory related services.

                                Item 6. EXHIBITS

Exhibits

(10.1) Form of Forward Purchase Agreement, dated as of September 7, 2004, between The Bear Stearns Companies Inc. and a number of CAP Plan participants

(11) Computation of Per Share Earnings. (The calculation of per share earnings is in Note 7, "Earnings Per Share," of Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        The Bear Stearns Companies Inc.
                                        -------------------------------
                                                 (Registrant)


Date: October 15, 2004                  By: /s/ Jeffrey M. Farber
                                            Jeffrey M. Farber
                                            Controller
                                            (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.       Description                                               Page
-----------       -----------                                               ----

(10.1)            Form of Forward Purchase Agreement, dated as of             61
                  September 7, 2004, between The Bear Stearns Companies
                  Inc. and a number of CAP Plan participants

(12)              Computation of Ratio of Earnings to Fixed Charges and       68
                  to Combined Fixed Charges and Preferred Stock Dividends

(15)              Letter re: Unaudited Interim Financial Information          69

(31.1)            Certification of Chief Executive Officer Pursuant to        70
                  Rule 13a-14(a) or 15d -14(a) of the Securities Exchange
                  Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)            Certification of Chief Financial Officer Pursuant to        71
                  Rule 13a-14(a) or 15d-14(a) of the Securities Exchange
                  Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)            Certification of Chief Executive Officer Pursuant to 18     72
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002

(32.2)            Certification of Chief Financial Officer Pursuant to 18     73
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002