Form 10-K
period 2004-11-30
BEAR STEARNS COMPANIES INC
filed 2005-02-14
CIK 777001

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

|X|	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended November 30, 2004.

or

| |	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____________ to _____________

Commission file number: 1-8989 THE BEAR STEARNS COMPANIES INC. (Exact Name of Registrant as Specified in its Charter)

Delaware	13-3286161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(212) 272-2000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 6.15% Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 5.72% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 5.49% Cumulative Preferred Stock, Series G	New York Stock Exchange
7.8% Trust Issued Preferred Securities, of Bear Stearns Capital Trust III (and registrant’s guarantee thereof)	New York Stock Exchange
Principal Protected Sector Selector Notes Due 2008	American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due 2008	American Stock Exchange
Principal Protected Notes Linked to the Price Performance of the Nasdaq – 100 Index Due 2009	American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due 2009	American Stock Exchange
Principal Protected Notes Linked to the Dow Jones Industrial Average Due 2011	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

                 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|   No |   |

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |   |

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X|   No |   |

                At May 28, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,774,438,990. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

                On February 3, 2005, the registrant had 113,294,433 outstanding shares of common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

                Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant’s 2004 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders to be held April 7, 2005, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2004.

THE BEAR STEARNS COMPANIES INC. ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED NOVEMBER 30, 2004

- 2 -
PART I Item 1. Business.

(a) General Development of the Business

                The Bear Stearns Companies Inc. (the “Company ”) was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. (“Bear Stearns ”); Bear, Stearns Securities Corp. (“BSSC ”); Bear, Stearns International Limited (“BSIL ”) and Bear Stearns Bank plc (“BSB ”) is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company succeeded on October 29, 1985 to the business of Bear, Stearns & Co., a New York limited partnership (the “Partnership ”). In addition to conducting a substantial portion of its operating activities through certain of its regulated subsidiaries noted above, (Bear Stearns, BSSC, BSIL and BSB), the Company also conducts activities through the following wholly owned subsidiaries: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. As used in this report, the “Company” refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

                The Company’s website is http://www.bearstearns.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Also posted on the Company’s website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees are also posted on the Company’s website within the “Corporate Governance” section under the heading “About Bear Stearns” and are available in print upon request of any stockholder to the Investor Relations Department.

                Within the time period required by the SEC and the New York Stock Exchange, Inc. (the “NYSE”) the Company will post on its website any modifications to the Code and any waivers applicable to Senior Executives, as defined in the Code.

                The Investor Relations Department can be contacted at The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179, Attn.: Investor Relations, telephone: (212) 272-2000.

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

                The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients. Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter (“OTC ”) equities, equity derivatives, risk and convertible arbitrage and through a consolidated joint venture, the NYSE and International Securities Exchange (“ISE”) specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange, interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade, municipal and high yield debt products.

                The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At November 30, 2004, the Company held approximately $247.5 billion of equity in Global Clearing Services client accounts.

                The Wealth Management segment is composed of the Private Client Services (“PCS ”) and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company’s resources and professionals. At November 30, 2004, PCS had 473 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. The asset management area had $34.9 billion in assets under management at November 30, 2004, which compared to $27.1 billion in assets under management at November 30, 2003.

                Financial information regarding the Company’s business segments and foreign operations as of November 30, 2004, November 30, 2003, and November 30, 2002 and for the fiscal years ended November 30, 2004, November 30, 2003 and November 30, 2002 is set forth under “Item 8. Financial Statements and Supplementary Data,” in Note 19 of Notes to Consolidated Financial Statements, entitled “Segment and Geographic Area Data,” and is incorporated herein by reference.

(c) Narrative Description of Business

                The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed, municipal securities and high yield products; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist activities on the NYSE and ISE; underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial real estate activities; investment management and advisory services; fiduciary, custody, agency and securities research services.

                The Company’s business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco and San Juan; from representative offices in Beijing, Hong Kong, Sao Paulo and Shanghai; and through international offices in Dublin, Hong Kong, London, Lugano, Milan, Singapore and Tokyo. The Company’s international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients.

                Bear Stearns and BSSC are broker-dealers registered with the SEC. Additionally, Bear Stearns is registered as an investment adviser with the SEC. Bear Stearns and/or BSSC are also members of the NYSE, all other principal US securities and futures exchanges, the National Association of Securities Dealers, Inc. (“NASD”), the National Futures Association (“NFA”) and the ISE. Bear Stearns is a “primary dealer” in US government securities as designated by the Federal Reserve Bank of New York.

                BSIL is a full service broker-dealer based in London and among other European exchanges, is a member of Eurex Deutschland (“EUREX”), the International Petroleum Exchange (“IPE”), Euronext Liffe (“LIFFE”), Euronext Paris and Euronext Amsterdam. BSIL is supervised by and is regulated in accordance with the rules of the Financial Services Authority (“FSA”). BSIL is incorporated in the United Kingdom.

                BSB is an Ireland-based bank, which was registered in 1996 and subsequently granted a banking license on April 10, 1997 under the Irish Central Bank Act, 1971. BSB allows the Company’s existing and prospective clients the opportunity of dealing with a banking counterparty. BSB is incorporated in Ireland.

                Bear Stearns Global Lending Limited (“BSGL”) provides loans to certain Bear Stearns customers. BSGL is incorporated in the Cayman Islands.

                Custodial Trust Company (“CTC”), an FDIC insured New Jersey state chartered bank, offers a range of trust, lending and securities-clearance services. CTC provides the Company with banking powers including access to the securities and funds-wire services of the Federal Reserve System. CTC provides trust, custody, agency and securities lending services for institutional accounts; commercial and margin lending; the clearance of government securities for institutions and dealers; and the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products. At November 30, 2004, CTC held approximately $81 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds and insurance companies. CTC is incorporated in the State of New Jersey.

                Bear Stearns Financial Products Inc. (“BSFP”) transacts business as a triple-A-rated counterparty to eligible clients, offering a wide range of fixed income and equity derivative products. Eligible clients are those rated A3 or better by Moody’s Investors Service, Inc. and A- or better by Standard & Poor’s Ratings Services or counterparties acceptable to both rating agencies. BSFP transfers its market risk associated with derivative transactions to Bear Stearns Capital Markets Inc., an affiliate of BSFP and a wholly owned subsidiary of the Company. BSFP is incorporated in the State of Delaware.

                Bear Stearns Capital Markets Inc. (“BSCM”) is engaged in fixed income derivatives transactions and hedges associated therewith. BSCM is incorporated in the State of Delaware.

                 Bear Stearns Credit Products Inc. (“BSCPI”) is engaged in credit derivatives transactions and hedges associated therewith. BSCPI is incorporated in the State of Delaware.

                Bear Stearns Forex Inc. (“BSFX”) is a foreign exchange dealer engaged in foreign currency transactions and hedges associated therewith. BSFX is incorporated in the State of Delaware.

                EMC Mortgage Corporation (“EMC”) is a HUD and Freddie MAC approved lender based in Irving, Texas. EMC purchases both conforming and non-conforming, investment-grade and non-investment grade, conventional fixed rate and adjustable rate residential mortgage loans with servicing released or retained and sells such loans to investors. EMC also purchases and sells residual certificates and mortgage servicing rights. In addition, through a subsidiary, EMC may originate commercial construction loans through approved brokers. EMC is incorporated in the State of Delaware.

                Bear Stearns Commercial Mortgage, Inc. (“BSCMI”) is primarily engaged in the acquisition and securitization of commercial mortgage loans for resale in the form of pass-through securities (“certificates”). These certificates represent fractional and undivided interests in pools of mortgage loans held in a trust. BSCMI is incorporated in the State of New York.

As of November 30, 2004, the Company had 10,961 employees.

The following areas are included in the three business segments mentioned above in Item 1(b).
- 5 -

Equities

                General.   The Company provides customers with liquidity, sales and trading expertise and equity research in products such as domestic and international equities, block trading, convertible bonds, OTC equities, equity derivatives, risk and convertible arbitrage and through our consolidated joint venture, NYSE and ISE specialist activities.

                Options and Index Products.   The Company provides an array of equity and index option-related execution services to institutional and individual clients. The Company utilizes sophisticated research and computer modeling to formulate specific recommendations relating to options and index trading.

                Arbitrage.   The Company engages for its own account in both “classic” and “risk” arbitrage. The Company’s risk arbitrage activities generally involve the purchase of securities at a discount from a value that is expected to be realized if a proposed or anticipated merger, recapitalization, tender offer or exchange offer is consummated. In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a future date and (iv) between the prices of securities with contracts settling on different dates. The Company also examines relative value strategies. These strategies focus on pairs of equities or different levels of the capital structure of the same firm. In these relative value cases, the Company believes strong reasons exist for the prices of the securities to be highly correlated.

                Strategic Structuring and Transactions (“SST”).   The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets covering a wide spectrum of equity and commodity products which include the use of futures, listed and OTC options and swaps.

                Equity Securities.

(i)	OTC. The Company makes markets on a principal basis in common and preferred stocks, warrants and other securities traded on the NASD’s Automated Quotation System and otherwise in the OTC market.

(ii)	Direct Access. The Company operates a direct access business by providing execution and operations services to qualified institutional investors. Such investors may directly access brokers on the floor of the NYSE and execute and service orders directly with them.

                Equity Research.   The Equity Research Department provides innovative, in-depth analysis of the global investment environment. Known for theme-oriented research underpinned by meticulous financial modeling, the department offers detailed information on over 1,000 companies in roughly 100 industries (including approximately 50% of the Standard & Poor’s 500 Index and approximately 70% of the market capitalization of the Standard & Poor’s 500 Index). It also has a group of economists and strategists that closely monitors domestic and international markets. The department’s broad-based domestic coverage is complemented by research teams in Latin America, Asia and Europe, giving its clients an advantage in a world where national boundaries are becoming more porous. This breadth of coverage allows the department to maintain a particularly wide-ranging recommended securities list and gives clients a steady stream of new investment ideas and insights into the more obscure corners of the financial world.

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

                Specialist and Market-Making.   The Company engages in specialist and market-making activities on the NYSE and ISE through participation in a majority-owned consolidated joint venture. Such joint venture performs specialist functions in NYSE-listed stocks and performs market-making functions for options traded on the ISE. The rules of these exchanges generally require specialists to maintain orderly markets in the securities in which they are specialists, which may require commitments of significant amounts of capital to the Company’s specialist businesses. The market-making functions of a specialist involve risk of loss during periods of market fluctuation and volatility, since specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market. Due to the occurrence of a Control Event, as defined by the joint venture Operating Agreement, triggered in December 2003, the Company is entitled to designate a majority of the voting members of the Management Committee, which resulted in a controlling interest of the joint venture. As a result, commencing in fiscal 2004, the Company consolidates this entity.

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

                US Government Bonds and Agency Obligations.   The Company is designated by the Federal Reserve Bank of New York as a primary dealer in US government obligations. The Company participates in the auction of, and maintains proprietary positions in, US Treasury bills, notes, bonds, and stripped principal and coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of various US government agency and sponsored corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge such positions.

                As a primary dealer, Bear Stearns bids directly on all auctions of US government securities. Additionally, Bear Stearns furnishes periodic reports of its inventory positions and market transactions in US government securities to the Federal Reserve Bank of New York. Bear Stearns also buys and sells government securities directly with the Federal Reserve Bank of New York as part of the Federal Reserve Bank of New York’s open-market activities. In addition, the Company engages in matched book activities, which involve acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements and reverse repurchase agreements. The objective of this matched book activity is to earn a positive spread between interest rates.

                Mortgage-Related Securities and Products.  The Company trades and makes markets in the following mortgage-related securities and products: Government National Mortgage Association (“GNMA”) securities; Federal Home Loan Mortgage Corporation (“FHLMC”) participation certificates; Federal National Mortgage Association (“FNMA”) mortgage-backed securities; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans; real estate mortgage investment conduit (“REMIC”) and non-REMIC collateralized mortgage obligations, including residual interests and other derivative mortgage-backed securities and products. The Company also trades real estate mortgage loans originated by unaffiliated mortgage lenders, both on a securitized and non-securitized basis. The Company acts as underwriter and placement agent in transactions involving rated and non-rated mortgage-related securities issued by affiliated and unaffiliated parties. The Company enters into significant commitments – such as forward contracts – on GNMA, FNMA, and FHLMC securities, and on other rated and non-rated mortgage-related securities. Certain rated and non-rated mortgage-related securities are considered to be liquid, while other such securities and non-securitized mortgage loans are considered to be less readily marketable.

                The Company trades GNMA, FNMA and FHLMC “to be announced” securities (i.e., securities having a stated coupon and the original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). The Company buys and sells such securities for its own account in transactions with institutional and individual customers, as well as with other dealers.

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

                The Company also operates a commercial mortgage conduit that originates and accumulates commercial mortgage loans for the purpose of securitization. After receipt of loan applications, extensive credit underwriting reviews are conducted. After completing pricing analysis and successful negotiations, the loan will “close” and be included in an ensuing securitization.

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

                Municipal Securities and Related Products.   The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by state and local governments and authorities, as well as not-for-profit institutions. The Company is active as a managing underwriter of negotiated and competitive new security issuances and on a select basis, provides financial advisory services. The Company makes markets and takes positions in a broad spectrum of long-term and short-term municipal securities and derivative contracts, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate demand and auction rate bond market. The Company offers a variety of derivative products to issuers to assist them in reducing their borrowing costs, maximizing investment returns and managing cash flows and balance sheets, including but not limited to interest rate swaps, caps, floors, options and forward delivery, and debt service reserve and debt service deposit agreements. The Company periodically uses municipal and treasury bonds, futures and interest rate swaps to hedge its cash-market bond inventory. In addition, the Company maintains a hedged portfolio of high quality municipal securities which are remarketed as short-term securities in order to generate arbitrage profits.

                Derivatives.   The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income, credit and equity derivatives. These products are transacted, as principal, with customers for hedging (credit, currency, interest rate or market), risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, asset swaps and structured notes, as well as more complex, structured trades which are customized to meet customers’ specific needs. Derivatives enable customers to build tailor-made risk/return profiles, to customize transaction terms, to develop packaged solutions to a problem, to implement trades that otherwise could not be executed and to transact business with standardized documentation. The Company also enters into derivative transactions for various purposes and to manage the risks to which the Company is exposed in its various businesses and through its funding activities. The Company manages its market and counterparty risks arising from derivatives activities in a manner consistent with its overall risk management policies. The Company has 24 hours a day capabilities with personnel based in New York, Chicago, London, Hong Kong, Tokyo, Singapore and Dublin.

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

                Foreign Exchange.   The Company acts as a dealer in foreign exchange in New York and London. The Company conducts trading in major and minor currencies for spot or forward settlement, over-the-counter foreign exchange options and structured products, and listed foreign exchange futures and options on futures. The Company trades OTC contracts, on a principal basis, with domestic and international clients, as well as other dealers. The Company offers research and assists clients to meet their specific risk management objectives. Additionally, the Company enters into foreign exchange contracts to manage the currency risk or funding requirements of its various businesses.

                Fixed Income Research.   The Company is a leader in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt and mortgage-backed and asset-backed securities. Through objective and comprehensive analysis, the Fixed Income Research Department helps our businesses and clients position themselves strategically in global fixed income markets. Fixed Income Research produces a wide range of comprehensive publications, as well as leading data and analytics tools, which are available to investors throughout the world. The Department also creates portfolio and trading ideas for investors based on valuations, analytics and market conditions.

                Fixed Income Research is comprised of economists, industry analysts and strategists covering the full range of research disciplines: quantitative, economic, strategic, credit portfolio, relative value and market-specific analysis. Representative of the Company’s commitment to offering a broad range of research products, Fixed Income Research is comprised of the following five units located in New York, London and Singapore:

(i)	Financial Analytics and Structured Transactions Group (“F.A.S.T.”) is a center of expertise for the creation and analysis of fixed income and derivative securities worldwide. F.A.S.T. uses innovative solutions that employ state-of-the-art analytics and technology to help the Company and its clients successfully meet individual business objectives. F.A.S.T. is a global resource for financial engineering and securitization capabilities, fixed income portfolio management and analytical systems, investment research, trading technology and general financial expertise. A strategic partner for the Company’s international trading desks, risk management areas and sales force, F.A.S.T. also serves the Company’s external clients. In addition to formulating and executing customized strategic investment and trading solutions, F.A.S.T. develops the tools and recommendations necessary to quantify relevant risks and evaluate portfolios and securities. F.A.S.T.’s resources are used to create and model new types of securities, affording clients the unique perspective of both issuer and investor.
- 9 -
(ii)	High Grade Research offers comprehensive coverage on approximately 20 industries and 593 companies whose fixed income securities are rated as investment-grade by the leading credit rating agencies. Through focus on the credit quality of individual issuers and macroeconomic factors, High Grade Research offers detailed analysis and expertise to investors in investment grade securities.

(iii)	High Yield Research offers comprehensive coverage on approximately 25 industries and 200 corporate issuers whose fixed income securities do not qualify as investment-grade by the leading credit rating agencies. High Yield Research analyzes the risks, technical metrics, and fundamentals investors need to develop their high yield portfolios.

(iv)	Emerging Markets Research covers sovereign and corporate issues across Latin America and the Caribbean, Asia, the Middle East, Eastern Europe, and Africa. Emerging Markets Research focuses on macroeconomic factors, changes in US and global interest rates, investment fundamentals, as well as the political, economic and fiscal environments of issuers, to give investors a unique perspective into emerging markets fixed income securities.

(v)	Municipal Research focuses on sectors, trends, and issuer-specific analysis of securities issued by states, cities, countries and other governmental entities. Municipal Research provides investors with detailed information and analysis on credit ratings and bond characteristics for the full range of municipal securities.

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

                The Company’s strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include media and entertainment, health care, financial institutions, industrial, technology and telecommunications. This list is not exclusive but rather reflects the areas where the Company believes its knowledge and expertise are strongest. The Company also has a group that focuses on financial sponsors. These groups are responsible for initiating, developing and maintaining client relationships and for executing transactions involving these clients.

                In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions (“M&A”), equity offerings, high yield securities, leveraged and syndicated bank loans, leveraged acquisitions and other transaction specialties.

                Mergers and Acquisitions.   The Company provides strategic advisory services on a broad range of financial matters, including mergers and acquisitions, restructurings, split-offs and spin-offs, takeover defenses and other strategic advice.

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

                Leveraged Acquisitions.   The Company makes investments as principal in leveraged acquisitions and in leveraged buy-out funds as a limited partner. The Company’s investments generally take the form of either common or preferred stock or warrants. Equity securities purchased in these transactions generally are held for appreciation and are not readily marketable.

                Commercial Real Estate.   The Company is engaged in a variety of real estate activities on a nationwide basis. It provides comprehensive real estate-related investment banking, capital markets and financial advisory services.

                Merchant Banking.  Bear Stearns Merchant Banking, the dedicated private equity arm of the Company invests private equity capital in compelling leverage buyouts, recapitalizations and growth capital opportunities in a broad range of industries.

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

                For start-up and established hedge funds worldwide, Global Clearing Services offers comprehensive “prime brokerage”, which includes advanced web-based portfolio reporting, enhanced leverage programs, term financing and cash management.

                For broker-dealers conducting retail, institutional and money management activities the Company provides “fully disclosed correspondent clearing services”. The Company’s advanced proprietary technology, combined with comprehensive retail products, integrated prime brokerage, operations expertise and exceptional service have enabled the Company to maintain its industry leadership for many years.

                For registered investment advisors whose strategies include asset management, leverage and active trading, the Company provides a combination of trade execution, web-based portfolio reporting for investors and comprehensive service.

                The Company derives revenues from commissions and service charges related to clearing and execution activities and from interest income on margin financing, client short selling activity, and uninvested balances. The Company extends margin loans directly to correspondents to finance proprietary activity.

                The financial responsibilities arising from the Company’s clearing relationships are allocated in accordance with agreements with correspondents. To the extent that the correspondent has available resources, the Company is protected against claims by customers of the correspondent when the correspondent has been allocated responsibility for an event giving rise to a claim. However, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from the Company.

                Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price of the security. Such credit is collateralized by securities in the customer’s accounts in accordance with regulatory and internal requirements. The Company receives income from interest charged on such loans at a rate that is primarily based upon the Federal Funds Rate, Bear Stearns Base Lending Rate, or London Inter Bank Offered Rate (LIBOR).

                The Company borrows securities from banks and other broker-dealers to facilitate customer and proprietary short selling activity, and lends securities to broker-dealers and other trading entities to cover short sales and to complete transactions that require delivery of securities by settlement date.

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

                Domestic futures and options trading is subject to extensive regulation by the Commodity Futures Trading Commission (“CFTC”), pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International futures and options trading activities are subject to regulation by the respective regulatory authorities in the locations where futures exchanges reside, including the FSA in the United Kingdom.

                Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange’s requirements in addition to other regulations. In the US, the Company, through BSSC and other subsidiaries, is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company through BSIL is a member of the IPE, LIFFE and the European Derivatives Exchange (“EDX”). BSIL also has non-clearing memberships with Euronext Paris, Euronext Amsterdam and Eurex AG Frankfurt. In Japan, memberships are held by the Company through Bear Stearns (Japan), Limited (“BSJL”) with the Tokyo Stock Exchange, Inc. (“TSE”), the Osaka Securities Exchange Co., Ltd (“OSE”) and the Tokyo International Financial Futures Exchange (“TIFFE”).

PCS

                PCS provides high-net-worth individuals with an institutional level of service, including access to the Company’s resources and professionals. PCS has 473 account executives in its principal office and six regional offices and two international offices.

Asset Management

                The Company’s Asset Management Department manages equity, fixed income and alternative assets for some of the leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. With $34.9 billion in assets under management as of November 30, 2004, clients benefit from the asset management group’s ability to leverage the Company’s extensive resources and proven skill at turning innovative ideas into rewarding investment opportunities. Institutional and high-net-worth products span a broad spectrum of equity strategies including large cap, small cap, systematic, core and value equity; fixed income strategies including cash and enhanced cash management, short-term, intermediate, core, high yield and leveraged loans; and alternative investment strategies including various equity and fixed income hedge funds, a fund of proprietary hedge funds, private equity funds of funds, venture capital and structured products.

Administration and Operations

                Administration and operations personnel are responsible for the human resources and legal compliance areas; for processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; regulatory and financial reporting; office services; the custody of customer securities; the overseeing of margin accounts of the Company and correspondent organizations as well as other functions. The processing, settlement and accounting for transactions for the Company, correspondent organizations and the customers of correspondent organizations are handled by employees located in offices in New York, New Jersey and, to a lesser extent, the Company’s offices worldwide.

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

                BSIL, based in London, provides investors and issuers with a full range of products and services in both international and US equities, fixed income, exchange-traded futures and options and foreign exchange. In addition, BSIL is a major sales and trading center within the Company’s global fixed income, credit and equity-related derivative businesses. BSIL has an investment banking capability and also services the Company’s growing clearance business in Europe. Bear Stearns International Trading Limited (“BSIT”) is also based in London and its principal activity is to act as a securities dealer making markets in equities.

                BSJL, based in Tokyo, serves the diverse needs of corporations, financial institutions and government agencies by offering a range of international fixed income and equity products as well as listed futures. BSJL also offers a range of derivative products within Japan with special focus on fixed income, credit and equity derivatives. Asset-backed securitization, mergers and acquisitions, corporate finance and restructuring services are also available for local and cross-border business.

                Bear Stearns Asia Limited (“BSAL”), based in Hong Kong, is the Company’s primary operating entity in the Asia-Pacific region, excluding Japan. BSAL provides international equity sales, trading and research services to institutional and individual clients in Asia. BSAL also offers investment banking services to clients in Asia.

                Bear Stearns Singapore Pte. Limited (“BSSP”), provides sales, execution and research services on fixed income securities to institutional investors in Asia.

                BSB, based in Dublin, allows the Company’s existing and prospective clients the opportunity of dealing with a banking counterparty. BSB also serves as a platform from which the Company directs some of its international banking activities, gaining easier access to worldwide markets and thereby expanding its capacity to increase its client base and product range. BSB engages in capital market activities with particular focus on the trading and sales of OTC interest rate derivative products. BSB also provides custody and trustee services to the growing number of alternative investment funds domiciled in Ireland and in other offshore jurisdictions.

Competition

                The Company encounters intense competition in all aspects of the securities business, particularly underwriting, trading and advisory services and competes directly with other securities firms – both domestic and foreign – many having substantially greater capital and resources and offering a wider range of financial services than does the Company. The Company’s competitors include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds and hedge funds. In addition to competition from securities firms, in recent years the Company has experienced increasing competition from other sources, such as insurance companies.

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

Legal, Regulations, and Other Factors affecting the Company and the Securities Industry

          Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years.

          Substantial legal liability or significant regulatory action against Bear Stearns could have material adverse financial effects or cause significant reputational harm to Bear Stearns, which in turn could seriously harm our business prospects. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions have been increasing.

          Several leading securities firms in the United States, including the Company, reached a global settlement in 2003 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest pursuant to which firms have been subject to certain restrictions and undertakings. Current or future civil lawsuits were not settled as part of the global settlement.

          Bear Stearns, as a participant in the financial services industry, is subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our businesses.

          Recently, there have been industry-wide and other investigations by federal and state authorities concerning market timing, late trading and other activities involving mutual funds. Federal and state authorities have made informational requests regarding trading practices broadly across all of the major fund companies and broker-dealers. The Company has received requests for information and has been cooperating with those authorities. While we believe that we have in place reasonable measures to detect and deter disruptive and abusive trading practices and comply with applicable legal and regulatory requirements, we cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws or regulations governing mutual funds may have on our business.

          The NYSE and the SEC have also been conducting investigations into certain trading practices of NYSE specialist firms, including Bear Wagner Specialists LLC. In March 2004, certain of these NYSE specialist firms, including our Bear Wagner Specialists LLC, agreed to a global settlement with the SEC and the NYSE to resolve charges that the firms violated certain federal securities laws and NYSE rules in connection with their activities as NYSE specialists during the years 1999 through 2003. The global settlement involves, among others, restitution and penalties, a censure, cease and desist order and certain undertakings with respect to our specialist unit’s systems and procedures. The settlement did not resolve the related civil actions discussed under Item 3. “Legal Proceedings” of the Annual Report on Form 10-K, or potential regulatory charges against individuals. This global settlement, including the restrictions imposed on the activities of our specialist business, or new laws or regulations governing specialists may have an adverse impact on our specialist business. As a result of this global settlement and any related developments, our specialist business may be adversely affected and the value of our goodwill and identifiable intangible assets related to these businesses may be impaired.

          There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

                The securities industry in the US is subject to extensive regulation under both federal and state laws. Moreover, Bear Stearns is registered as an investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, the Municipal Securities Rulemaking Board, and national securities exchanges such as the NYSE, which has been designated by the SEC as the primary regulator of certain of the Company’s subsidiaries, including Bear Stearns and BSSC. These self-regulatory organizations (i) adopt rules, subject to approval by the SEC, that govern the industry and (ii) conduct periodic examinations of the operations of the Company’s broker-dealer subsidiaries. Securities firms are also subject to regulation by state securities administrators in those states where they conduct business.

                US broker-dealers are subject to rules and regulations which cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject also are extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers. On occasion, the Company and its subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business.

                The Market Reform Act of 1990 (the “Market Reform Act”) was adopted to strengthen the SEC’s regulatory oversight of the national securities markets and increase the efficacy and stability of such markets by, among other things: (i) providing the SEC with discretion to halt securities trading on any national exchange for the protection of investors; (ii) requiring broker-dealers and other registrants to regularly provide information to the SEC regarding holding companies and other affiliated entities whose activities can impact their financial condition; (iii) requiring broker-dealers and other registrants who execute large-trade orders to provide information to the SEC regarding such transactions; and (iv) allowing the SEC to prosecute market participants who violate SEC rules and regulations designed to maintain fair and orderly markets. The SEC has adopted the Risk Assessment Reporting Requirements for Brokers and Dealers (the “Risk Assessment Rules”) to implement the provisions of the Market Reform Act. The Risk Assessment Rules require that broker-dealers: (i) have an organizational chart; (ii) maintain risk management procedures or standards for monitoring and controlling risks; (iii) maintain and preserve records and other information; and (iv) file quarterly reports covering the risk management procedures and the financial and securities activities of the holding companies of broker-dealers, or broker-dealer affiliates or subsidiaries that are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

                The Insider Trading and Securities Fraud Enforcement Act of 1988 was adopted to strengthen the SEC’s ability to deter, detect and punish insider trading by, among other things: (i) increasing civil penalties that can be assessed against controlling persons who purposefully or recklessly fail to take adequate measures to prevent insider trading; (ii) allowing the SEC to provide cash rewards to individuals who provide evidence of insider trading; (iii) affirming the government’s ability to obtain criminal sanctions against those found guilty of insider trading; and (iv) requiring broker-dealers and investment advisors to establish and enforce written procedures reasonably designed to prevent the misuse of material, nonpublic information.

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

                The futures industry in the US is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Bear Stearns and BSSC are registered with the CFTC as futures commission merchants and are subject to regulation as such by the CFTC and various domestic boards of trade and other futures exchanges. Bear Stearns’ and BSSC’s futures business is also regulated by the NFA, a not-for-profit membership organization, which has been designated a registered futures association by the CFTC.

                As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the “Net Capital Rule”) under the Exchange Act, which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of its assets be kept in relatively liquid form.

                In June 2004, the SEC adopted rule amendments to “Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities” that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the “Financial Conglomerates Directive” (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company anticipates applying to the SEC during fiscal 2005 to be regulated under this new CSE regime. The new framework will be a notable change in the Company’s regulation, as activities which are currently transacted outside of SEC-regulated entities will come under the scope of SEC regulations and capital adequacy requirements. On becoming subject to the SEC’s consolidated supervision, the Company will be required to report to the SEC computations of the Company’s consolidated capital adequacy. While the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis, the application process is not yet complete.

                Bear Stearns and BSSC are also subject to the net capital requirements of the CFTC and various futures exchanges, which generally require that Bear Stearns and BSSC maintain a minimum net capital equal to the greater of the alternative net capital requirement provided for under the Exchange Act or 8% of the total risk maintenance margin requirements for positions carried in customer accounts plus 4% of the total risk maintenance margin requirements for positions carried in non-customer accounts, in each case as defined in Rule 1.17 of the CFTC.

                Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC that require significant capital usage, such as underwriting, trading and the financing of customer margin account debit balances. The Net Capital Rule could also restrict the Company’s ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company’s ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net capital requirements is set forth under “Item 8. Financial Statements and Supplementary Data” in Note 16 of Notes to Consolidated Financial Statements entitled “Regulatory Requirements”.

                Bear Stearns and BSSC are members of the Securities Investor Protection Corporation (“SIPC”), which provides insurance protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, all BSSC security accounts are protected by an excess securities bond issued by the Customer Asset Protection Company, up to the amount of their total net equity (both cash and securities) in excess of the underlying SIPC protection.

                The activities of the Company’s bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. The Competitive Equality in Banking Act of 1987, as amended, limits the use of overdrafts at Federal Reserve Banks on behalf of affiliates.

                BSIL is a member of the following: Borsa Italiana, Casa di Compensazione & Garanzia (“CC&G”), Clearstream Banking Frankfurt (“CBF”), EDX London Limited, EUREX, Euronext, Deutsche Borse, The Futures Industry Association (“FIA”), The Futures & Options Association (“FOA”), IPE, International Securities Markets Association (“ISMA”), LCH Clearnet Limited (“LCH”), Mercato Telematico all’Ingrosso dei Titoli de Stato (“MTS”), SegaInterSettle AG (“SIS”), Stockholmsborsen AB and Virt-x. Another London subsidiary, BSIT, is a member of the London Stock Exchange (“LSE”), CREST (The Settlement Network) and a shareholder in Euroclear Plc. Both BSIL and BSIT are authorized and regulated in the United Kingdom by the FSA, pursuant to The Financial Services and Markets Act 2000. FSA regulates all aspects of the financial services industry in the United Kingdom and its Rules cover (inter alia): senior management responsibilities, regulatory capital, sales and trading practices, safekeeping of customer funds, record keeping, registration standards for individuals and reporting to customers.

                BSJL is licensed with and regulated by the Financial Services Agency of Japan. BSJL is a limited trade participant to the TSE and the OSE and has a membership on the TIFFE. Bear Stearns Hong Kong Limited is registered as a Commodities Dealer with the Securities and Futures Commission (“SFC”) in Hong Kong and its main business consists of sales of US futures products to corporate and retail customers in Hong Kong. BSAL is registered as a Securities Dealer with the SFC in Hong Kong and is a participant (i.e. member) of the Hong Kong Exchange Limited. BSSP has a Capital Market Service license to conduct regulated activities in Dealing in Securities & Advising on Corporate Finance. BSSP provides sales, execution and research services on fixed income securities to institutional investors in Asia.

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

                The Company’s principal business activities – investment banking, securities and derivatives trading and sales, clearance and brokerage – are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company’s net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory and legislative developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, outcome of legal proceedings, changes in currency values, inflation, credit ratings and the size, volume and timing of transactions. These and other factors can affect the Company’s volume of security new-issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. Decrease in the volume of security new-issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company’s securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, merchant banking, leveraged buyout and underwriting activities are conducted by the Company on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

                Certain statements contained in this discussion including (without limitation) certain matters discussed under “Legal Proceedings” in Part I, Item 3 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in Part II, Item 7 of this report, and “Quantitative and Qualitative Disclosures about Market Risk” incorporated by reference in Part II, Item 7A of this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters are subject to risks and uncertainties, including those described in the prior paragraph, which could cause actual results to differ materially from those discussed in the forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Item 2. Properties.

                The Company’s executive offices and principal administrative offices occupy approximately 1.1 million square feet at 383 Madison Avenue, New York, New York under an operating lease arrangement.

                The lease arrangement expires on August 14, 2009. At the end of the lease, the Company may request a lease renewal. In the event the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale being used to satisfy the lessor’s debt obligation.

                The Company leases approximately 291,000 square feet of office space at One MetroTech Center, Brooklyn, New York, through 2024 for its securities processing, accounting and clearance operations. The Company also leases approximately 3,000, 13,000, 59,000, 61,000 and 69,000 square feet of space at five locations in New York City expiring in 2010, 2007, 2009, 2011 and 2020, respectively. The Company’s offices in Atlanta, Bellevue, Boca Raton, Boston, Chicago, Dallas, Denver, El Paso, Houston, Irving, Los Angeles, Palo Alto, Philadelphia, Princeton, San Francisco, San Juan and Tampa occupy an aggregate of approximately 615,000 square feet, while its eleven international offices occupy a total of approximately 190,000 square feet under leases expiring on various dates through the year 2018.

                The Company owns approximately 65 acres of land in Whippany, New Jersey, including four buildings comprising an aggregate of approximately 673,000 square feet. The Company is currently using the facilities on the property to house its data processing facility and other operations, disaster recovery, compliance, personnel and accounting functions. Approximately 104,000 square feet in one of the buildings is being leased to an unaffiliated third party under a 15-year operating lease expiring in 2019. The tenant is responsible for the payment of base rent which started in November 2004. The tenant will also be responsible for its proportionate share of the increase in operating expenses above a 2005 base year.

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

                Fezanni, et al. v. Bear, Stearns & Co. Inc., et al.: On February 2, 1999, an action was commenced in the United States District Court for the Southern District of New York by eleven individuals or entities that allegedly purchased securities underwritten by A.R. Baron & Company, Inc. (“Baron”), a firm for which BSSC provided clearing services. The action named as defendants Bear Stearns, BSSC, a former officer of BSSC, thirteen former officers and employees of Baron, and 33 other individuals and entities that purportedly participated in alleged misconduct by Baron involving attempts to manipulate the market for securities it underwrote. On April 6, 2004, the district court granted motions to dismiss all causes of action that plaintiffs brought against Bear Stearns, BSSC, and the former officer of BSSC.

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

                McKesson HBOC, Inc.: The following matters arise out of a merger between McKesson Corporation (“McKesson”) and HBO & Company (“HBOC”) resulting in an entity called McKesson HBOC, Inc. (“McKesson HBOC”). Bear Stearns believes that it has substantial defenses to the claims in each of these matters.

                (i) Saito v. McCall, et al.: In or around October 2003, three of the four plaintiffs in an action captioned Ash v. McCall, et al., filed a fourth amended complaint in a purported derivative action pending in the Chancery Court of the State of Delaware, New Castle County. The fourth amended complaint named as defendants present and former officers and/or directors of HBOC, McKesson and/or McKesson HBOC, Arthur Andersen LLP, Bear Stearns, and Deloitte & Touche LLP. McKesson HBOC was named as a nominal defendant. As amended, the complaint alleged that Bear Stearns committed negligence and/or professional malpractice and breach of contract and aided and abetted a breach of fiduciary duty by directors of McKesson in connection with the merger of HBOC and McKesson. Compensatory damages in an unspecified amount were sought on behalf of McKesson HBOC.

On December 20, 2004, the Chancery Court granted Bear Stearns’ motion to dismiss the fourth amended complaint in its entirety.

                (ii) In re McKesson HBOC, Inc. Securities Litigation: Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. On November 2, 1999, these actions were consolidated, and on February 25, 2000, the plaintiffs filed an amended consolidated complaint. On November 14, 2000, the plaintiffs filed a second amended consolidated complaint and on February 15, 2002, plaintiffs filed a third amended consolidated complaint. As amended, the complaint alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

Plaintiffs purport to represent a class consisting of all persons who either (i) acquired publicly traded securities of HBOC between January 20, 1997 and January 12, 1999, or (ii) acquired publicly traded securities of McKesson or McKesson HBOC between October 18, 1998 and April 27, 1999, and who held McKesson securities on November 27, 1998 and January 22, 1999. Named defendants include McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. Compensatory damages in an unspecified amount are sought.

On January 6, 2003, the court granted Bear Stearns’ motion to dismiss the Section 10(b) claim asserted in the third amended complaint, and denied Bear Stearns’ motion to dismiss the Section 14(a) claim. On March 7, 2003, Bear Stearns filed an answer to the third amended complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint. On January 12, 2005, McKesson HBOC announced that it had reached a settlement with the plaintiff class. The settlement must be approved by the court. Bear Stearns’ engagement letter with McKesson in connection with the merger of McKesson and HBOC provides that McKesson cannot settle any litigation without Bear Stearns’ written consent unless McKesson obtains an unconditional written release for Bear Stearns and, under certain circumstances, is required to provide indemnification to Bear Stearns.

                  (iii) State of Oregon, by and through the Oregon Public Employees Retirement Board v. Bear, Stearns & Co. Inc., et al.: On April 23, 2001, complaints were filed by the Utah State Retirement Board, the Public Employees’ Retirement Association of Colorado and the Minnesota State Board of Investment in the Superior Court of California, City and County of San Francisco (the “Pension Fund Cases”), asserting allegations similar to those alleged in the third amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California, described above. In addition, on April 26, 2001, a similar complaint was filed in the Superior Court in San Francisco by the State of Oregon, by and through the Oregon Public Employees Retirement Board.

On August 1, 2002, the plaintiffs in each of these actions filed amended complaints, and on October 7, 2002, these actions were consolidated for pre-trial purposes with the Merrill Lynch Fundamental Growth Fund, Inc. action described below.

On October 17, 2002, the plaintiffs in the Pension Fund Cases filed a consolidated amended complaint. Named defendants included McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. As amended, the complaint alleges that Bear Stearns violated Section 25500 of the California Business and Professions Code and California Civil Code Sections 1709 and 1710, and committed common law fraud and deceit and negligent misrepresentation based on allegations similar to those in the third amended consolidated complaint filed in the litigation entitled In re McKesson HBOC, Inc. Securities Litigation pending in the United States District Court for the Northern District of California, described above. Compensatory and punitive damages in unspecified amounts are sought.

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

On September 26, 2003, the court granted plaintiffs’ motion for leave to file a fourth amended complaint adding Bear Stearns as a defendant. Also named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC and Arthur Andersen. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud and negligent misrepresentation in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount are sought.

Bear Stearns has filed an answer to the fourth amended complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses to the claims in the complaint.

                (v) Pacha, et al. v. McKesson HBOC, Inc., et al.: On July 27, 2001, an action was commenced in the United States District Court for the Northern District of California by individuals who owned McKesson common stock that was converted into common stock of McKesson HBOC in connection with the McKesson/HBOC merger. Named as defendants are McKesson HBOC, certain present or former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. The complaint alleges, among other things, that Bear Stearns violated Section 14(a) of the Exchange Act and aided and abetted a breach of fiduciary duty in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory and punitive damages in an unspecified amount are sought.

On November 13, 2001, this action was consolidated for pre-trial purposes with the In re McKesson HBOC, Inc. Securities Litigation described above.

               Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.: On April 24, 2001, an action was commenced in the United States Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Limited (“MIFL”). BSSC is the sole defendant. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were “fraudulent transfers” made in violation of Sections 548 and 550 of the United States Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

On March 21, 2002, the district court dismissed the Trustee’s claims seeking to recover allegedly fraudulent transfers in amounts exceeding $1.9 billion. The district court also remanded to the bankruptcy court the Trustee’s remaining claims, which seek to recover allegedly fraudulent transfers in the amount of $141.4 million and to equitably subordinate any claim that may be asserted by BSSC against MIFL to the claims of other creditors.

On October 17, 2002, BSSC filed an answer to the complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses.

                Sterling Foster & Co., Inc.: The following matters arise out of Bear Stearns’ role as clearing broker for Sterling Foster & Co., Inc. (“Sterling Foster”).

                (i)  Levitt, et al. v. Bear Stearns, et al.: On February 16, 1999, a purported class action was commenced in the United States District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster & Co., Inc. (“Sterling Foster”) between September 4, 1996 and December 31, 1996. Named as defendants are Bear Stearns and BSSC. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million are sought.

On April 6, 1999, this action was transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of New York.

On June 27, 2002, the court granted defendants’ motion and dismissed this action in its entirety. On July 25, 2002, plaintiff filed a notice of appeal from the district court order dismissing the complaint in this action. On August 13, 2003, the United States Court of Appeals for the Second Circuit vacated the district court order granting defendants’ motion to dismiss and remanded the action to the district court.

Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in these litigations, and believe that they have substantial defenses to these claims.

                (ii) Rogers v. Sterling Foster & Co., Inc.:  On February 16, 1999, Bear Stearns, BSSC and a former officer of BSSC were added as defendants in a purported class action pending in the United States District Court for the Eastern District of New York. The action is brought on behalf of a purported class consisting of all persons who purchased or otherwise acquired certain securities that were underwritten by Sterling Foster. Named as defendants, in addition to the Bear Stearns defendants set forth above, are Sterling Foster, seven individuals alleged to have had an employment relationship with, or exercised control over, Sterling Foster, six companies that issued securities underwritten by Sterling Foster, seven individuals who were directors, officers and/or employees of these issuers, one individual who controlled a corporate investor in and selling shareholder in the issuers’ IPOs, and Bernstein & Wasserman LLP and two of its partners. The second amended complaint alleged, among other things, that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law and committed common law fraud in connection with providing clearing services to Sterling Foster. Compensatory damages in an unspecified amount were sought. On June 27, 2002, the court granted defendants’ motion to dismiss and dismissed the claims against Bear Stearns, BSSC, and the former officer of BSSC in their entirety.

On September 29, 2004, the court granted plaintiffs’ motion to vacate the June 27, 2002 dismissal and granted plaintiffs’ request to amend their complaint against Bear Stearns and BSSC with respect to two securities underwritten by Sterling Foster.

Bear Stearns and BSSC deny all allegations of wrongdoing asserted against them in this litigation and believe they have substantial defenses to the claims.

                Enron Corp.: The following matters arise out of Bear Stearns’ business transactions with or relating to Enron Corp. (“Enron”).

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

                (ii)  Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.: On November 25, 2003, BSIL and BSSC were named as defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the United States Bankruptcy Court for the Southern District of New York. Plaintiffs seek, inter alia, to recover payments, totaling approximately $26 million, that they allegedly made to BSIL and BSSC during August 2001 in connection with an equity derivative contract between BSIL and Enron. According to the complaint, Enron’s payments constituted (a) fraudulent transfers, under Section 548(a) of the United States Bankruptcy Code and under applicable state law and (b) an unlawful redemption of Enron common stock in violation of Oregon law. Enron seeks judgment (a) avoiding and setting aside Enron’s August 2001 payments to BSIL and BSSC, (b) directing BSIL and BSSC to pay Enron approximately $26 million, plus prejudgment interest, (c) declaring that Enron’s August 2001 payments violated Oregon law, (d) disallowing any claims by BSIL and BSSC in connection with Enron’s bankruptcy proceedings until they have returned the August 2001 payments to Enron and (e) awarding Enron its reasonable attorneys’ fees and costs incurred in connection with the action.

                (iii)  Enron Corp. v. International Finance Corp., et al.: On November 20, 2003, numerous parties, including Bear Stearns, were named as defendants in an adversary proceeding commenced by Enron in the United States Bankruptcy Court for the Southern District of New York. The complaint asserts, inter alia, that certain alleged payments by Enron during May 2001 in connection with the purchase from certain defendants of notes issued by ENA CLO I Trust, including a payment to Bear Stearns of approximately $34 million, constituted fraudulent transfers in violation of Section 548(a)(1)(B) of the United States Bankruptcy Code. As to Bear Stearns, Enron seeks an order (a) directing Bear Stearns to pay Enron approximately $34 million, plus prejudgment interest, (b) disallowing any claims by Bear Stearns in connection with Enron’s bankruptcy proceedings until Bear Stearns has paid that amount to Enron and (c) awarding Enron its reasonable attorneys’ fees and costs incurred in connection with the proceeding.

                (iv)  In re Enron Corp. Bankruptcy Matters: Bear Stearns has been named as a defendant in two adversary proceedings commenced by Enron in the United States Bankruptcy Court for the Southern District of New York. The complaints in these actions seek equitable subordination and disallowance under the Bankruptcy Code of certain debt claims against Enron in the total amount of $19 million that were purchased by Bear Stearns from certain third parties subsequent to Enron’s filing for bankruptcy.

                Bear Stearns denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

                IPO Allocation Securities and Antitrust Litigations

The Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during 2001 and 2002 in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings (“IPOs”). The complaints in these purported class actions generally allege, among other things, that between 1998 and 2000: (i) the underwriters of certain “hot” IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation and/or (ii) the underwriters’ customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions.

Beginning on April 19, 2002, the plaintiffs in these litigations filed amended complaints by virtue of which the public offerings of each of the 309 issuers are now the subjects of separate complaints. Bear Stearns is a defendant in 95 of these amended complaints. As amended, the complaints allege, among other things, that the underwriters, including Bear Stearns, violated Section 11 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the wrongdoing alleged in the original complaints and by causing their securities analysts to issue unwarranted positive reports regarding the issuers. Compensatory damages in unspecified amounts are sought.

In June 2004, plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers and directors jointly moved for preliminary approval of a proposed settlement among the parties. The terms of the proposed settlement are complex but generally provide that (1) the insurers of these issuers will guarantee an ultimate recovery by plaintiffs, in this and related litigations, of $1 billion; (2) these issuers will assign to plaintiffs so-called “excess compensation” claims against the underwriter defendants, including Bear Stearns, that these issuers allegedly possess; and (3) plaintiffs will, upon final approval of the settlement, dismiss all claims against these issuers and the individual director and officer defendants. To date, the court has not yet ruled on the parties’ motion seeking preliminary approval.

By order dated October 13, 2004, the court granted in part and denied in part class certification for each of the six cases selected to be the focus cases for these proceedings.

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

                IPO Underwriting Fee Antitrust Litigation:   Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the United States District Court for the Southern District of New York. The first consolidated action, filed on March 15, 2001, purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the “Purchaser Action”). The second consolidated action, filed on July 6, 2001, purports to be brought on behalf of a putative class of issuers of stock in initial public offerings (the “Issuer Action”). Each suit alleges that the Company violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The plaintiff in each action seeks injunctive relief and treble damages.

On February 14, 2001, the court dismissed the complaint in the Purchaser Action. On December 13, 2002, the United States Court of Appeals for the Second Circuit vacated that decision and remanded the case to the lower court for consideration of other grounds asserted, but not considered by the lower court, in defendants’ motion to dismiss the complaint.

On February 24, 2004, the district court granted defendants’ motion to dismiss the complaint in the Purchaser Action in part, dismissing plaintiffs’ claim for treble damages under Section 4 of the Clayton Act. However, the court denied defendants’ motion to dismiss the plaintiffs’ claim for injunctive relief.

Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

                Mutual Fund Matters:   The following matters arise out of mutual fund trading:

                (i) Inquiries and Investigations:   The Company and/or its subsidiaries have received requests for information and subpoenas from a number of federal and state agencies seeking information in connection with mutual fund trading investigations, including the United States Attorney’s Office for the Southern District of New York, the SEC, the Commodity Futures Trading Commission, the NASD, the NYSE, the Office of the New York Attorney General and the Office of the New Jersey Attorney General. With respect to the investigation by the SEC, Bear Stearns and BSSC have received a notice that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action and/or issue an administrative cease and desist order against them. Such action could result in among other things, disgorgement, civil monetary penalties, and/or other remedial sanctions. The Company and it subsidiaries are cooperating with all regulatory and law enforcement agencies in connection with these matters.

                (ii) Mutual Fund Investment Litigation:   On November 7, 2003, BSSC, the Company and Bear Stearns, together with 18 other entities and individuals, were named as defendants in a purported class action lawsuit, in the United States District Court for the Southern District of New York by a mutual fund investor on behalf of persons who purchased and/or sold ownership units of mutual funds in the Janus or Putnam families of mutual funds between November 1, 1998 and July 3, 2003. On January 26, 2004, plaintiff filed a first amended complaint, again on behalf of persons who traded in the Janus or Putnam families of mutual funds, against the same Bear Stearns entities and 16 other entities and individuals, including mutual funds and other financial institutions. On October 22, 2003, another purported class action was filed on behalf of the general public of the State of California against multiple defendants, including the Company, with respect to various mutual funds. Both of these actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount. On March 19, 2004, these actions were transferred to the District of Maryland for coordinated and/or consolidated pre-trial proceedings as part of MDL 1586-In re: Mutual Funds Investment Litigation.

On or subsequent to September 29, 2004, fourteen new and/or amended class action or derivative complaints were filed in MDL-1586 naming as defendants the Company, Bear Stearns and/or BSSC (the “Bear Stearns defendants”), various mutual fund companies, certain broker-dealers, and others. Plaintiffs who have brought actions, either directly or derivatively, against one or more of the Bear Stearns defendants are shareholders in the following families of mutual funds: AIM, Invesco, PIMCO, Excelsior, Alliance, Franklin Templeton, One Group, Strong, Columbia, Pilgrim Baxter, Alger, Janus and MFS. Among other things, the actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount.

The Bear Stearns defendants believe that they have substantial defenses to the claims.

                    Bear Wagner Specialists LLC (“Bear Wagner”):   Bear Wagner, a subsidiary of the Company, is among numerous defendants named in purported class actions brought on behalf of investors beginning in October 2003 in the United States District Court for the Southern District of New York alleging violations of the federal securities laws in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution, and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Bear Wagner and the Company are also among the defendants in a purported class action filed in December 2003 in California Superior Court, Los Angeles County alleging violation of California law in connection with the same conduct. This case was transferred to the United States District Court for the Southern District of New York. The district court consolidated these purported class actions under the caption In re NYSE Specialists Securities Litigation, No. 03 Civ. 8264 (RWS). On September 15, 2004, a consolidated amended complaint was filed in this action.

Bear Wagner and the Company deny all allegations of wrongdoing in the class action specialist litigations and believe they have substantial defenses to the claims.

                Municipal Bond Offering Matters

Bear Stearns has been notified by the Chicago office of the SEC of a formal investigation into its municipal bond offering practices, which has been focused on the municipal underwriting business conducted through the Chicago office of Bear Stearns. Bear Stearns has also received subpoenas and requests for information relating to its municipal underwriting business conducted through the Chicago office of Bear Stearns from the United States Attorney’s Office for the Northern District of Illinois; the State of Illinois, Office of Executive Inspector General; the Illinois Securities Department; and the Office of the Attorney General of Illinois.

Bear Stearns is cooperating with each of these investigations or inquiries.

                Retirement Systems of Alabama, et al., v. J.P. Morgan Chase & Co., et al.: Bear Stearns was one of a number of financial institutions named as defendants in this action brought by an Alabama pension fund in the Circuit Court for Montgomery County, Alabama, asserting claims for state securities laws violations and state and common law fraud in connection with underwriting and sales of securities of WorldCom, Inc. (“WorldCom”) or WorldCom-affiliated companies. Bear Stearns is not a party to, nor was this case a part of, any other action relating to WorldCom securities, including the In re WorldCom, Inc. Securities Litigation consolidated multi-district litigation in the Southern District of New York.

                Trial of this action commenced in November 2004 and resulted in a mistrial. Subsequently, Bear Stearns and the Retirement Systems of Alabama reached an agreement to settle this action.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

               None.

- 24 -
Executive Officers of the Company The following table sets forth certain information as of January 31, 2005 concerning executive officers of the Company.

Name	Age as of January 31, 2005	Principal Occupation

James E. Cayne	70	Chairman of the Board and Chief Executive Officer of the Company and Bear Stearns and member of the Executive Committee of the Company (the “Executive Committee”)

Jeffrey M. Farber	40	Controller of the Company and Bear Stearns

Alan C. Greenberg	77	Chairman of the Executive Committee

Mark E. Lehman	53	Executive Vice President of the Company and Bear Stearns and member of the Executive Committee

Michael Minikes	61	Treasurer of the Company and Bear Stearns

Samuel L. Molinaro Jr.	47	Executive Vice President and Chief Financial Officer of the Company and Bear Stearns and member of the Executive Committee

Alan D. Schwartz	54	President and Co-Chief Operating Officer of the Company and Bear Stearns and member of the Executive Committee

Michael S. Solender	40	General Counsel of the Company and Bear Stearns

Warren J. Spector	47	President and Co-Chief Operating Officer of the Company and Bear Stearns and member of the Executive Committee
- 25 -

                Mr. Cayne became Chairman of the Board on June 25, 2001. Mr. Cayne has been Chief Executive Officer of the Company and Bear Stearns for more than the past five years and prior to June 25, 2001, was President of the Company and Bear Stearns for more than the preceding five years.

                Mr. Farber has been Controller of the Company and Bear Stearns since January 7, 2004. Mr. Farber was Assistant Controller of the Company from May 2000 to January 7, 2004 and since May 1, 2000 a Senior Managing Director of Bear Stearns. Prior to May 2000, Mr. Farber was a partner with Deloitte & Touche LLP.

                Mr. Greenberg has been Chairman of the Executive Committee for more than the past five years and prior to June 25, 2001, was Chairman of the Board of the Company for more than the preceding five years.

                Mr. Lehman has been an Executive Vice President of the Company and Bear Stearns for more than the past five years and prior to January 29, 2004, was General Counsel of the Company and Bear Stearns for more than the preceding five years.

                Mr. Minikes has been Treasurer of the Company and Bear Stearns for more than the past five years.

                Mr. Molinaro became Executive Vice President of the Company and Bear Stearns on December 1, 2001, and has been Chief Financial Officer of the Company and Bear Stearns since October 1996.

                Mr. Schwartz became President and Co-Chief Operating Officer of the Company and Bear Stearns and a member of the Executive Committee on June 25, 2001, and was an Executive Vice President of Bear Stearns for more than the preceding five years. Prior to June 30, 1999, Mr. Schwartz was an Executive Vice President of the Company and a member of the Executive Committee for more than the preceding five years.

                Mr. Solender became General Counsel of the Company and Bear Stearns on January 29, 2004. Since February 11, 2002, Mr. Solender has been a Senior Managing Director in the Legal Department of Bear Stearns. Mr. Solender was a partner at the law firm of Arnold & Porter LLP from January 1997 to January 2000, and from November 2001 to February 2002, and was General Counsel of the U.S. Consumer Product Safety Commission from January 2000 to November 2001.

                Mr. Spector became President and Co-Chief Operating Officer of the Company and Bear Stearns and a member of the Executive Committee on June 25, 2001, and was an Executive Vice President of Bear Stearns for more than the preceding five years. Prior to June 30, 1999, Mr. Spector was an Executive Vice President of the Company and a member of the Executive Committee for more than the preceding five years.

                Officers serve at the discretion of the Board of Directors.

- 26 -

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                The information relating to the market for registrant’s common equity required to be furnished pursuant to this item is set forth under the caption “Price Range of Common Stock and Dividends” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

                The following table provides information as of November 30, 2004 with respect to the shares of common stock repurchased by the Company during the fourth quarter of fiscal 2004:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

9/1/04 - 9/30/04	33,189	$87.70	33,189	$741,985,453

10/1/04 - 10/31/04	8,975	$94.37	8,975	$741,138,446

11/1/04 - 11/30/04	3,106,452	$90.99	3,106,452	$458,485,354

Total	3,148,616	$90.96	3,148,616

                (1) On January 5, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (“Repurchase Program”) to replenish the previous authorization to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond. On January 7, 2004, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 and beyond. On November 24, 2004, the Compensation Committee of the Board of Directors of the Company approved an amendment to the CAP Plan Earnings Purchase Authorization to replenish the previous authorization to allow the Company to purchase up to $200 million of common stock in fiscal 2005. The repurchase program has no set expiration or termination date.

Item 6.  Selected Financial Data.

                The information required to be furnished pursuant to this item is set forth under the caption “Financial Highlights” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The information required to be furnished pursuant to this item is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

                The information required to be furnished pursuant to this item is set forth under the caption “Risk Management” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

- 27 -

Item 8.   Financial Statements and Supplementary Data.

                The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements together with the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, all included in the Annual Report. Such information is incorporated herein by reference to Exhibit No. 13 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

Item 9A. Controls and Procedures

                Disclosure Controls and Procedures

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

                Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

                The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

                Changes in Internal Control over Financial Reporting

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

Item 9B.   Other Information

                The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

                On February 9, 2005, the Board of Directors approved the following changes to fees paid to the Company’s non-employee directors. The Board felt that these changes were appropriate to reflect both the additional time commitments required of directors as a result of legislative and regulatory developments as well as to maintain the Company’s ability to attract qualified directors in light of the director fees paid by the Company’s competitors. The annual grant made pursuant to the Non-Employee Directors’ Stock Option and Stock Unit Plan will be increased from $42,500 to $67,500 in value of options to purchase shares of Common Stock and from $42,500 to $67,500 in value of restricted stock units, beginning on April 7, 2005. The increase in value of grants of stock options and restricted stock units is the first since fiscal 2002. In addition, the Company also instituted the payment of annual fees to the Chairman of the Audit Committee ($25,000), the Chairman of the Compensation Committee ($10,000) and the Lead Director ($20,000). These additional fees will be paid on a quarterly basis commencing April 7, 2005.

On February 9, 2005, the Compensation Committee of the Board of Directors approved the performance objectives for fiscal 2005 that will be used to determine both cash and non-cash bonus awards under the Performance Compensation Plan. For fiscal 2005, the Company will use performance goals related to return on equity to determine an overall bonus pool for members of the Executive Committee of Bear Stearns. The size of the bonus pool will vary based on the level of return on equity with a minimum bonus of zero if the Company does not reach the first target and a maximum bonus of $165,000,000 if the Company exceeds the upper range of the targets. In addition, the Compensation Committee named the six participants (the Chief Executive Officer, the Co-Presidents, the Chief Financial Officer, the Chairman of the Executive Committee and an Executive Vice President) in this bonus pool and their respective share of the bonus pool for fiscal 2005. No individual may have a share that exceeds 30% of the total pool.

In addition, the Compensation Committee also established the performance goals for a second bonus pool for an additional eight participants, which included all other executive officers of the Company and certain other select employees. The performance goals for this bonus pool will be based on a combination of targets based on pre-tax return on equity, departmental income and expense controls. Subject to the approval of stockholders of an amendment to the Performance Compensation Plan to be submitted at the 2005 Annual Meeting of Stockholders, this bonus pool may not exceed $140,000,000 and no individual may be allocated more than 30% of this pool.

Under the terms of the Performance Compensation Plan, the Compensation Committee will review the ultimate performance of the Company and each of the participants in the Performance Compensation Plan at the end of fiscal 2005 in order to determine both the cash and non-cash bonus awards payable under the plan. While the amounts ultimately awarded to participants may not exceed the size of the respective bonus pools, the Compensation Committee may exercise negative discretion and reduce the amounts due to the participants below those amounts calculated in determining the bonus pools. The Compensation Committee has exercised this discretion each of the last three years.

- 28 -

PART III

Item 10.  Directors and Executive Officers of the Registrant.

                The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2005 Annual Meeting of Stockholders to be held on April 7, 2005, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

                The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Item 11.  Executive Compensation.

                The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information required to be furnished pursuant to this item will be set forth under the captions “Voting Securities,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

                The information required to be furnished pursuant to this item will be set forth under the caption “Fees Paid to Independent Auditors” in the Proxy Statement, and is incorporated herein by reference.

- 29 -

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

                   (a)  List of Financial Statements, Financial Statement Schedules and Exhibits:

                   Financial Statements:

                   The financial statements required to be filed hereunder are listed on page F-1 hereof.

                   Financial Statement Schedules:

                   The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

Exhibits:

(3)(a)(1)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (4)(a)(1) to the registrant’s registration statement on Form S-3 (File No. 333-57083)).

(3)(a)(2)	Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 4(a)(2) to the registrant’s registration statement on Form S-8 (File No. 333-92357)).

(3)(a)(3)	Certificate of Stock Designation relating to the registrant’s 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 1.4 to the registrant’s registration statement on Form 8-A filed on January 14, 1998).

(3)(a)(4)	Certificate of Stock Designation relating to the registrant’s 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 1.4 to the registrant’s registration statement on Form 8-A filed on April 20, 1998).

(3)(a)(5)	Certificate of Stock Designation relating to the registrant’s 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 1.4 to the registrant’s registration statement on Form 8-A filed on June 18, 1998).

(3)(a)(6)	Certificate of Elimination of the Cumulative Convertible Preferred Stock, Series A; Cumulative Convertible Preferred Stock, Series B; Cumulative Convertible Preferred Stock, Series C; and Cumulative Convertible Preferred Stock, Series D of the registrant (incorporated by reference to Exhibit 4(d)(9) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(7)	Certificate of Elimination of the 7.88% Cumulative Convertible Preferred Stock, Series B of the registrant (incorporated by reference to Exhibit 4(d)(10) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(8)	Certificate of Elimination of the 7.60% Cumulative Convertible Preferred Stock, Series C of the registrant (incorporated by reference to Exhibit 4(d)(11) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(9)	Certificate of Elimination of the Adjustable Rate Cumulative Preferred Stock, Series A of the registrant (incorporated by reference to the registrant’s Post-Effective Amendment No. 2 to Form S-8 (File No. 33-108976).

(3)(b)	Amended and Restated By-laws of the registrant as amended through January 8, 2002 (incorporated by reference to Exhibit 4(d)(6) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).
- 30 -
(4)(a)	Indenture, dated as of May 31, 1991, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit (4)(a) to registrant’s registration statement on Form S-3 (File No. 33-40933)).

(4)(b)	Supplemental Indenture, dated as of January 29, 1998, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant’s Current Report on Form 8-K filed with the Commission on February 2, 1998).

(4)(c)(1)	Supplemental Note Issuance Agreement, dated November 18, 2004, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(1) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(2)	Supplemental Note Issuance Agreement, dated November 18, 2003, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(2) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(3)	Amended and Restated Note Issuance Agreement, dated June 28, 2002, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(3) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(4)	Deed of Covenant, dated June 28, 2002, made by Bear Stearns Global Asset Holdings, Ltd. (incorporated by reference to Exhibit 4(c)(4) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(5)	Deed of Guarantee, dated June 29, 2001, made by The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 4(c)(5) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(6)	Except as set forth in (4)(a), (4)(b) and (4)(c)(1) - (4)(c)(5) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(4)(d)	Form of Deposit Agreement (incorporated by reference to Exhibit (4)(d) to the registrant’s registration statement on Form S-3 (File No. 33-59140)).

(4)(e)	Warrant Agreement, dated July 9, 2003, between the registrant and JPMorgan Chase Bank, as warrant agent (incorporated by reference to Exhibit 4.1(a) to the registrant’s registration statement on Form 8-A filed on July 17, 2003).

(10)(a)(1)	Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit (10)(a)(1) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(2)	Capital Accumulation Plan for Senior Managing Directors, as amended and restated November 29, 2000 for Plan Years beginning on or after July 1, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(2) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*
- 31 -
(10)(a)(3)	Performance Compensation Plan, as amended and restated as of February 24, 2003 (incorporated by reference to Exhibit 10(a)(1) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended February 28, 2003).*

(10)(a)(4)	Stock Award Plan, as amended and restated as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(3) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(5)	Non-Employee Directors’ Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to Exhibit 10(a)(1) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*

(10)(a)(6)	Restricted Stock Unit Plan, as amended and restated as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(4) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(7)	The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the “AE Investment and Deferred Compensation Plan”) (incorporated by reference to Exhibit 10(a)(14) to the registrant’s Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(8)	Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant’s Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(9)

Form of Forward Purchase Agreement, dated as of September 7, 2004, between The Bear Stearns Companies Inc. and a number of CAP Plan participants (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2004). *

(10)(a)(10)	Form of Agreement evidencing a grant of CAP Units to Executive Officers under the Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2005). *

(10)(a)(11)	Form of Agreement evidencing a grant of Nonqualified Stock Options (subject to vesting) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2005). *

(10)(a)(12)	Form of Agreement evidencing a grant of Nonqualified Stock Options (immediately exercisable) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2005). *

(10)(b)(1)	Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant’s Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

(10)(b)(2)	First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit 10 (b) (2) to the registrant’s Annual Report on Form 10-K for its fiscal year ended November 30, 2001).

(10)(b)(3)	Second Amendment to Lease, dated April 23, 2003, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(3) to the registrant’s Annual Report on Form 10-K for its fiscal year ended November 30, 2003).
- 32 -
(11)	Statement regarding: computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 11 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

(12) +	Statement regarding: computation of ratio of earnings to fixed charges and to combined fixed charges and preferred stock dividends.

(13) +	2004 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(14) +	Code of Business Conduct and Ethics.

(21) +	Subsidiaries of the registrant.

(23) +	Consent of Deloitte & Touche LLP.

(31.1) +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Executive Compensation Plans and Arrangements

+ Filed herewith.

- 33 -

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2005.

THE BEAR STEARNS COMPANIES INC.
(Registrant)

By: /s/ SAMUEL L. MOLINARO JR.
———————————————
Samuel L. Molinaro Jr. Executive Vice President and Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February 2005.

NAME	TITLE

/s/ ALAN C. GREENBERG
——————————————
Alan C. Greenberg	Chairman of the Executive Committee and Director

/s/ JAMES E. CAYNE	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
——————————————
James E. Cayne

/s/ HENRY S. BIENEN
——————————————
Henry S. Bienen	Director

/s/ CARL D. GLICKMAN
——————————————
Carl D. Glickman	Director

/s/ DONALD J. HARRINGTON
——————————————
Donald J. Harrington	Director

/s/ FRANK T. NICKELL
——————————————
Frank T. Nickell	Director

/s/ PAUL A. NOVELLY
——————————————
Paul A. Novelly	Director
- 34 -
/s/ FREDERIC V. SALERNO
——————————————
Frederic V. Salerno	Director

/s/ ALAN D. SCHWARTZ	President, Co-Chief Operating Officer and Director
——————————————
Alan D. Schwartz

/s/ WARREN J. SPECTOR	President, Co-Chief Operating Officer and Director
——————————————
Warren J. Spector

/s/ VINCENT TESE
——————————————
Vincent Tese	Director

/s/ WESLEY S. WILLIAMS JR.
——————————————
Wesley S. Williams Jr.	Director

/s/ SAMUEL L. MOLINARO JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
——————————————
Samuel L. Molinaro Jr.

/s/ JEFFREY M. FARBER
——————————————
Jeffrey M. Farber	Controller (Principal Accounting Officer)
- 35 -
THE BEAR STEARNS COMPANIES INC. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES ITEMS 15( a)(1) AND 15( a)(2)

Page Reference

Financial Statements		Form 10-K	Annual Report*

Report of Independent Registered Public Accounting Firm			62-63

The Bear Stearns Companies Inc.

(i)	Consolidated Statements of Income—fiscal years ended November 30, 2004, 2003 and 2002		64

(ii)	Consolidated Statements of Financial Condition at November 30, 2004 and November 30, 2003		65

(iii)	Consolidated Statements of Cash Flows—fiscal years ended November 30, 2004, 2003 and 2002		66

(iv)	Consolidated Statements of Changes in Stockholders’ Equity—fiscal years ended November 30, 2004, 2003 and 2002		67-68

(v)	Notes to Consolidated Financial Statements		69-94

Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	F-2

I	Condensed financial information of registrant	F-3 - F-6

*	Incorporated by reference from the indicated pages of the 2004 Annual Report to Stockholders.

All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Bear Stearns Companies Inc.

We have audited the consolidated statements of financial condition of The Bear Stearns Companies Inc. and subsidiaries (the “Company”) as of November 30, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended November 30, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, and have issued our reports thereon dated February 11, 2005 (which reports each express an unqualified opinion and contain or refer to an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” in 2003) ; such consolidated financial statements and reports are included in the Company’s Annual Report to Stockholders on Form 10-K and are incorporated herein by reference. Our audits also included the financial statement schedule (Schedule I) of the The Bear Stearns Companies Inc. (Parent Company Only), listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123,” in the fiscal year ended November 30, 2003.

/s/ Deloitte & Touche LLP

New York, New York
February 11, 2005
F-2
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE BEAR STEARNS COMPANIES INC. (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF INCOME (in thousands)

	Fiscal Year Ended November 30, 2004	Fiscal Year Ended November 30, 2003	Fiscal Year Ended November 30, 2002

REVENUES
Interest	$487,089	$418,744	$504,086
Other	379,829	229,091	259,236

	866,918	647,835	763,322

EXPENSES
Interest	648,041	625,911	770,735
Other	104,050	144,119	171,525

	752,091	770,030	942,260

Income (loss) before benefit from income taxes
and equity in earnings of subsidiaries	114,827	(122,195)	(178,938)
Benefit from income taxes	3,226	1,085	514

Income (loss) before equity in earnings of
subsidiaries	118,053	(121,110)	(178,424)
Equity in earnings of subsidiaries, net of tax	1,226,680	1,277,516	1,056,769

Net income	$1,344,733	$1,156,406	$878,345

See Notes to Condensed Financial Information.
F-3
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE BEAR STEARNS COMPANIES INC. (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share data)

	November 30, 2004	November 30, 2003

ASSETS
Cash and cash equivalents	$137	$49,956
Securities purchased under agreements to resell	272,934	213,985
Receivables from subsidiaries	33,159,032	29,508,172
Subordinated loans receivable from subsidiaries	8,716,500	6,327,813
Investments in subsidiaries, at equity	6,011,652	6,289,361
Other assets	5,217,580	3,251,293

Total Assets	$53,377,835	$45,640,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$5,045,280	$5,385,317
Payables to subsidiaries	3,730,848	2,710,024
Other liabilities and accrued expenses	938,552	1,348,993

	9,714,680	9,444,334

Commitments and contingencies (Note 1)

Long-term borrowings	34,409,783	28,163,658

Long-term borrowings from subsidiaries	262,500	562,500

STOCKHOLDERS’ EQUITY
Preferred stock	448,148	538,415
Common stock, $1.00 par value; 500,000,000 shares authorized as of
November 30, 2004 and November 30, 2003; 184,805,848 shares
issued as of November 30, 2004 and 2003	184,806	184,806
Paid-in capital	3,548,379	3,245,380
Retained earnings	6,176,871	4,954,508
Employee stock compensation plans	2,666,879	2,299,170
Unearned compensation	(158,662)	(188,952)
Treasury stock, at cost:
Common stock: 81,018,928 and 82,233,811 shares as of
November 30, 2004 and 2003, respectively	(3,875,549)	(3,563,239)

Total Stockholders’ Equity	8,990,872	7,470,088

Total Liabilities and Stockholders’ Equity	$53,377,835	$45,640,580

See Notes to Condensed Financial Information
F-4
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE BEAR STEARNS COMPANIES INC. (PARENT COMPANY ONLY) CONDENSED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Year Ended November 30, 2004	Fiscal Year Ended November 30, 2003	Fiscal Year Ended November 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,344,733	$1,156,406	$878,345

Adjustments to reconcile net income to cash provided by
operating activities:
Employee stock compensation plans	763,162	729,406	533,240
Equity in earnings of subsidiaries, net of dividends received	861,100	(253,424)	112,141
Other	8,598	10,467	16,043
(Increases) decreases in assets:
Securities purchased under agreements to resell	(58,949)	(119,972)	(94,013)
Other assets	(1,909,965)	(453,097)	20,205
Increases (decreases) in liabilities:
Payables to subsidiaries	1,020,824	831,041	891,019
Other liabilities and accrued expenses	(245,269)	636,948	652,257

Cash provided by operating activities	1,784,234	2,537,775	3,009,237

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) short-term borrowings	(340,037)	(3,440,654)	(467,895)
Net proceeds from issuance of long-term borrowings	10,809,645	10,719,849	4,764,610
(Decrease) increase in long-term borrowings from	(300,000)	—	(215,464)
subsidiaries
Issuance of common stock	235,812	78,004	26,436
Redemption of preferred stock	(89,037)	(27,659)	(91,336)
Payments for:
Retirement of long-term borrowings	(6,223,054)	(5,789,579)	(5,083,978)
Treasury stock purchases	(780,827)	(986,193)	(629,664)
Cash dividends paid	(116,791)	(104,964)	(97,544)

Cash provided by (used in) financing activities	3,195,711	448,804	(1,794,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Receivables from subsidiaries	(2,057,686)	(2,009,171)	(6,957,557)
Subordinated loans receivable from subsidiaries	(2,388,687)	(1,038,335)	(592,478)
Investments in subsidiaries, net	(583,391)	110,883	(376,947)

Cash used in investing activities	(5,029,764)	(2,936,623)	(7,926,982)

Net (decrease) increase in cash and cash equivalents	(49,819)	49,956	(6,712,580)
Cash and cash equivalents, beginning of fiscal year	49,956	—	6,712,580

Cash and cash equivalents, end of fiscal year	$137	$49,956	$—

See Notes to Condensed Financial Information.

Note: Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
F-5
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE BEAR STEARNS COMPANIES INC. (PARENT COMPANY ONLY) NOTES TO CONDENSED FINANCIAL INFORMATION

1.	General

The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2004 Annual Report to Stockholders (the “Annual Report”) incorporated by reference in this Form 10-K.

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

Investments in wholly owned or other subsidiaries are accounted for using the equity method.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

•	Summary of Significant Accounting Policies (Note 1)

•	Long-Term Borrowings (Note 9)

•	Preferred Stock (Note 10 – refer to section entitled “Preferred Stock Issued by The Bear Stearns Companies Inc.”)

•	Employee Benefit Plan (Note 12)

•	Stock Compensation Plans (Note 13)

•	Commitments and Contingencies (Note 17)

The Company engages in derivatives activities in order to modify the interest rate characteristics of its long and short-term debt. See “Non-Trading Derivatives Activity” section of Note 4 to the Consolidated Financial Statements in the Annual Report.

2.	Statement of Cash Flows

Income taxes paid (consolidated) totaled approximately $525.5 million, $503.3 million and $221.5 million for the fiscal years ended November 30, 2004, 2003 and 2002, respectively. Cash payments for interest approximated interest expense for each of the periods presented.

3.	Transactions with Subsidiaries

The Company received from its consolidated subsidiaries dividends of approximately $2,088 million, $1,024 million and $1,169 million for the fiscal years ended November 30, 2004, 2003 and 2002, respectively.

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
F-6