Form 10-Q
period 2005-02-28
BEAR STEARNS COMPANIES INC
filed 2005-04-11
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended February 28, 2005

                                       or

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

      As of April 7, 2005, the latest practicable date, there were 113,673,478 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                  Page

Available Information                                                               4

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Statements of Income (Unaudited)
            for the three months ended February 28, 2005 and February 29, 2004     5

            Condensed Consolidated Statements of Financial Condition
            as of February 28, 2005 (Unaudited) and November 30, 2004 (Audited)    6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended February 28, 2005 and February 29, 2004     7

            Notes to Condensed Consolidated Financial Statements (Unaudited)       8
               Note 1  Summary of Significant Accounting Policies                  8
               Note 2  Financial Instruments                                      14
               Note 3  Derivatives and Hedging Activities                         15
               Note 4  Transfers of Financial Assets and Liabilities              16
               Note 5  Variable Interest Entities and Mortgage Loan Special
                       Purpose Entities                                           19
               Note 6  Collateralized Financing Arrangements                      20
               Note 7  Earnings Per Share                                         21
               Note 8  Regulatory Requirements                                    21
               Note 9  Commitments and Contingencies                              22
               Note 10 Guarantees                                                 24
               Note 11 Segment Data                                               26

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               29

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                   30
               Introduction                                                       30
               Certain Factors Affecting Results of Operations                    30
               Forward-Looking Statements                                         31
               Executive Overview                                                 31
                  Summary of Results                                              31
                  Business Environment                                            32
               Results of Operations                                              33
                  Firmwide Results                                                33
                  Business Segments                                               35
                   Capital Markets                                                36
                   Global Clearing Services                                       37
                   Wealth Management                                              38
               Liquidity and Capital Resources                                    38
                  Financial Leverage                                              38
                  Funding Strategy & Liquidity Risk Management                    40
                  Capital Resources                                               42



                  Stock Repurchase Program                                        43
                  Cash Flows                                                      43
                  Regulated Subsidiaries                                          44
                  Merchant Banking and Private Equity Investments                 44
                  High Yield Positions                                            44
                  Contractual Obligations                                         45
                  Commitments                                                     46
               Off-Balance-Sheet Arrangements                                     46
               Derivative Financial Instruments                                   47
               Critical Accounting Policies                                       48
                  Valuation of Financial Instruments                              48
                  Controls Over Valuation of Financial Instruments                49
                  Merchant Banking                                                50
               Accounting and Reporting Developments                              50
               Effects of Inflation                                               51

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            52
               Value-At-Risk                                                      52
               Distribution of Daily Net Trading Revenues                         55
               Credit Risk                                                        56

Item 4.     CONTROLS AND PROCEDURES                                               57

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                                     58

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES
              AND USE OF PROCEEDS                                                 60

Item 6.     EXHIBITS                                                              61

               Signature                                                          62

               Exhibit Index                                                      63


                              AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries ("Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's internet site. Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns." You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income
                                                             (Unaudited)
                                                         Three Months Ended
--------------------------------------------------------------------------------
                                                     February 28,   February 29,
(in thousands, except share and per share data)          2005           2004
                                                     ---------------------------
REVENUES
  Commissions                                        $    297,377   $    308,103
  Principal transactions                                  960,364        946,862
  Investment banking                                      271,618        260,410
  Interest and dividends                                1,021,619        520,464
  Other income                                             71,391         45,606
                                                     ---------------------------
    Total revenues                                      2,622,369      2,081,445
  Interest expense                                        784,709        355,522
                                                     ---------------------------
    Revenues, net of interest expense                   1,837,660      1,725,923
                                                     ---------------------------

NON-INTEREST EXPENSES
  Employee compensation and benefits                      906,775        849,148
  Floor brokerage, exchange and clearance fees             57,318         56,900
  Communications and technology                            98,939         93,828
  Occupancy                                                39,594         33,615
  Advertising and market development                       28,572         25,901
  Professional fees                                        46,719         41,800
  Other expenses                                           81,415         93,753
                                                     ---------------------------
    Total non-interest expenses                         1,259,332      1,194,945
                                                     ---------------------------

  Income before provision for income taxes                578,328        530,978
  Provision for income taxes                              199,523        169,913
                                                     ---------------------------
  Net income                                         $    378,805   $    361,065
                                                     ===========================
  Net income applicable to common shares             $    372,327   $    353,646
                                                     ===========================

  Basic earnings per share                           $       2.94   $       2.88
  Diluted earnings per share                         $       2.64   $       2.57
                                                     ===========================

  Weighted average common shares outstanding:
    Basic                                             131,261,212    129,118,964
    Diluted                                           149,193,402    147,108,483
                                                     ===========================

  Cash dividends declared per common share           $       0.25   $       0.20
                                                     ===========================


See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition



                                                                          (Unaudited)
                                                                          February 28      November 30,
(in thousands, except share data)                                             2005             2004
-------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                             $   2,223,573    $   4,173,385
   Cash and securities deposited with clearing organizations or
     segregated in compliance with federal regulations                       5,895,811        4,422,698
   Securities purchased under agreements to resell                          44,212,533       45,395,149
   Securities received as collateral                                         8,941,293        8,823,117
   Securities borrowed                                                      72,095,896       69,793,266
   Receivables:
     Customers                                                              35,659,729       32,114,305
     Brokers, dealers and others                                             1,898,594          128,382
     Interest and dividends                                                    214,079          315,686
   Financial instruments owned, at fair value
     Pledged as collateral                                                  14,249,657       36,906,933
     Not pledged as collateral                                              68,581,633       44,296,167
   Assets of variable interest entities and mortgage loan special
     purpose entities                                                        9,280,544        4,837,121
   Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $872,366 and $816,646 in 2005
     and 2004, respectively                                                    394,421          381,403
   Other assets                                                              4,781,311        4,362,282
                                                                         ------------------------------
   Total Assets                                                          $ 268,429,074    $ 255,949,894
                                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                                 $  15,168,509    $  12,210,832
   Securities sold under agreements to repurchase                           56,338,454       58,604,250
   Obligation to return securities received as collateral                    8,941,293        8,823,117
   Securities loaned                                                        13,004,585       10,718,592
   Payables:
     Customers                                                              82,505,825       79,383,952
     Brokers, dealers and others                                             2,775,934        2,344,731
     Interest and dividends                                                    536,869          568,525
   Financial instruments sold, but not yet purchased, at fair value         29,037,921       29,475,880
   Liabilities of variable interest entities and mortgage loan special
     purpose entities                                                        9,176,629        4,761,981
   Accrued employee compensation and benefits                                  754,827        1,677,655
   Other liabilities and accrued expenses                                    1,697,216        1,546,230
                                                                         ------------------------------
                                                                           219,938,062      210,115,745
                                                                         ------------------------------
   Commitments and contingencies (Note 9)

   Long-term borrowings                                                     38,972,114       36,843,277
                                                                         ------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock                                                             442,938          448,148
   Common stock, $1.00 par value; 500,000,000 shares authorized and
     184,805,848 shares issued as of both February 28, 2005 and
     November 30, 2004                                                         184,806          184,806
   Paid-in capital                                                           3,819,521        3,548,379
   Retained earnings                                                         6,511,506        6,176,871
   Employee stock compensation plans                                         2,221,301        2,666,879
   Unearned compensation                                                      (136,603)        (158,662)
   Treasury stock, at cost:
     Common stock: 71,594,514 and 81,018,928 shares as of February 28,
       2005 and November 30, 2004, respectively                             (3,524,571)      (3,875,549)
                                                                         ------------------------------
   Total Stockholders' Equity                                                9,518,898        8,990,872
                                                                         ------------------------------
   Total Liabilities and Stockholders' Equity                            $ 268,429,074    $ 255,949,894
                                                                         ==============================

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior year items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                   (Unaudited)
                                                                                Three Months Ended
                                                                           ---------------------------
                                                                           February 28,   February 29,
(in thousands)                                                                 2005            2004
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   378,805    $   361,065
   Adjustments to reconcile net income to cash used in operating activities:
     Noncash items included in net income:
     Depreciation and amortization                                               33,814         32,565
     Deferred income taxes                                                      (25,415)       (15,536)
     Employee stock compensation plans                                           21,424         14,364
     Other                                                                        1,848          2,354
   Changes in operating assets and liabilities:
     Cash and securities deposited with clearing organizations or
       segregated in compliance with federal regulations                     (1,473,114)        30,948
     Securities borrowed, net of securities loaned                              (16,637)     1,660,859
     Net receivables from customers                                            (423,551)     2,593,084
     Net receivables from brokers, dealers and others                        (1,449,353)     1,606,946
     Financial instruments owned                                             (1,735,560)    (9,150,789)
     Other assets                                                              (234,307)      (101,722)
     Securities sold under agreements to repurchase, net of securities
       purchased under agreements to resell                                  (1,083,180)    (4,938,709)
     Financial instruments sold, but not yet purchased                         (437,959)     6,027,274
     Accrued employee compensation and benefits                                (927,756)      (619,055)
     Other liabilities and accrued expenses                                     378,378        280,606
                                                                            ---------------------------
     Cash used in operating activities                                       (6,992,563)    (2,215,746)
                                                                            ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold improvements                (46,832)       (28,194)
                                                                            ---------------------------
     Cash used in investing activities                                          (46,832)       (28,194)
                                                                            ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from (payments for) short-term borrowings                   2,957,677       (942,522)
     Net proceeds from issuance of long-term borrowings                       3,950,471      3,356,788
     Payments for retirement/repurchase of long-term borrowings              (1,802,858)    (1,831,578)
     Proceeds from issuances of derivatives with a financing element, net       110,344         70,590
     Issuance of common stock                                                    81,063         99,978
     Redemption of preferred stock                                               (5,210)       (40,963)
     Redemption of preferred stock issued by a subsidiary                            --       (300,000)
     Treasury stock purchases - common stock                                   (166,102)       (89,580)
     Cash dividends paid                                                        (35,802)       (28,448)
                                                                            ---------------------------
     Cash provided by financing activities                                    5,089,583        294,265
                                                                            ---------------------------
     Net decrease in cash and cash equivalents                               (1,949,812)    (1,949,675)
     Cash and cash equivalents, beginning of year                             4,173,385      3,837,570
                                                                            ---------------------------
     Cash and cash equivalents, end of period                               $ 2,223,573    $ 1,887,895
                                                                            ===========================

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior year items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"); Bear, Stearns Securities Corp. ("BSSC"); Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets comprises the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management comprises the private client services ("PCS") and asset management areas. See Note 11, "Segment Data," in the Notes to Condensed Consolidated Financial Statements. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. The Company participates, through a majority-owned joint venture, in specialist activities on the New York Stock Exchange ("NYSE") and International Securities Exchange ("ISE").

      The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling interest. In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN No. 46 (R)"), the Company also consolidates any variable interest entities ("VIEs") for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statement of Financial Condition in the captions "Assets of variable interest entities and mortgage loan special purpose entities" and "Liabilities of variable interest entities and mortgage loan special purpose entities." See Note 5, "Consolidation of Variable Interest Entities and Mortgage Loan Special Purpose Entities," in the Notes to Condensed Consolidated Financial Statements.

      When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity's operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting.

      All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. The Condensed Consolidated Statement of Financial Condition as of February 28, 2005, the Condensed Consolidated Statements of Income for the three months ended February 28, 2005 and February 29, 2004 and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2005 and February 29, 2004 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2004 and related information was derived from the audited financial statements.

      The condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004, filed by the Company under the Securities Exchange Act of 1934.

      The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

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

      Fair value is generally based on quoted market prices. If quoted market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Valuation pricing models consider time value, yield curve and volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other measurements.

      The Company follows Emerging Issues Task Force ("EITF") Statement No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." This guidance generally eliminates the practice of recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data.

      Equity interests and securities acquired as a result of private equity and merchant banking activities are reflected in the condensed consolidated financial statements at their initial costs until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company's estimate of net realizable value has declined below the carrying value.

      Derivative Instruments and Hedging Activities

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), are carried in the Company's Condensed Consolidated Statements of Financial Condition at fair value, with changes in fair value recorded in current earnings. Designated hedged items are marked for the risk being hedged, with such changes recorded in current earnings.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Customer Transactions

      Customer securities transactions are recorded on the Condensed Consolidated Statements of Financial Condition on a settlement date basis, which is generally three business days after trade date, while the related commission revenues and expenses are recorded on a trade date basis. Receivables from and payables to customers include amounts related to both cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are generally not reflected in the Condensed Consolidated Statements of Financial Condition.

      Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets and collateral. SFAS No. 140 establishes accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity ("QSPE") or has the right to pledge or exchange the assets received; and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations provided that such transfer meets all of these criteria.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Investment Banking and Advisory Services

      Underwriting revenues and fees for mergers & acquisitions advisory services are accrued when services for the transactions are substantially completed. Transaction expenses are deferred until the related revenue is recognized.

      Fixed Assets

      Depreciation of property and equipment is provided by the Company on a straight-line basis over the estimated useful life of the asset. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining life of the lease.

      Goodwill and Identifiable Intangible Assets

      The Company accounts for goodwill and identifiable intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this guidance, the Company does not amortize goodwill, but amortizes identifiable intangible assets over their useful lives. Goodwill is tested at least annually for impairment and identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      The cost related to stock-based compensation included in the determination of net income for the three months ended February 28, 2005 and February 29, 2004 is less than that which would have been recognized if the fair value-based method had been applied to stock option awards since the original effective date of SFAS No. 123.


      The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding awards in each period.
                                                    Three Months Ended
                                                --------------------------
                                                February 28,  February 29,
      (in millions, except per share amounts)       2005          2004
      --------------------------------------------------------------------

      Net income, as reported                     $ 378.8       $ 361.1

      Add: Stock-based employee compensation
      plans expense included in reported net
      income, net of related tax effect              12.2           8.2

      Deduct: Total stock-based employee
      compensation plans expense determined
      under the fair value based method, net
      of related tax effect                         (15.7)        (16.4)
      --------------------------------------------------------------------
      Pro forma net income                        $ 375.3       $ 352.9
      ====================================================================

      Earnings per share:
         Basic - as reported                      $  2.94       $  2.88
         Basic - pro forma                        $  2.92       $  2.81
         Diluted - as reported                    $  2.64       $  2.57
         Diluted - pro forma                      $  2.62       $  2.52
      ====================================================================


      Statement of Cash Flows

      For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments with original maturities of three months or less. Cash payments for interest approximated interest expense for the three months ended February 28, 2005 and February 29, 2004. Income taxes paid totaled $5.5 million and $53.2 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

      Income Taxes

      The Company and certain of its subsidiaries file a US consolidated federal income tax return. The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are based on the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, deferred income taxes are determined by the enacted tax rates and laws expected to be in effect when the related temporary differences are expected to be reversed.

      The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company's effective tax rate.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period-end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Gains or losses resulting from foreign currency transactions are included in net income.

      Accounting and Reporting Developments

      The American Jobs Creation Act ("the Act"), which was signed into law on October 22, 2004, provides a temporary incentive for US companies to repatriate accumulated foreign earnings. A corporation that is a US shareholder of controlled foreign corporations may (subject to various limitations) elect to deduct 85% of certain cash dividends that it receives from those controlled foreign corporations during the election year. The election year may be either the last taxable year beginning before the date of enactment or the first taxable year beginning during the one-year period starting on the date of enactment. With respect to the Company, the election year could be either the fiscal year ended November 30, 2004 or the fiscal year ending November 30, 2005. Since the Act became effective during the fourth quarter of the Company's fiscal year ended November 30, 2004 and the US Treasury Department had not yet issued necessary regulatory guidance with respect to these statutory provisions, the Company was unable to evaluate the effects of the repatriation provision with respect to any unrepatriated foreign earnings as of November 30, 2004 and accordingly did not elect to remit qualifying cash dividends for the November 30, 2004 fiscal year. For the fiscal year ending November 30, 2005, the Company will complete its evaluation as soon as Congress passes expected Technical Corrections to the Act and the US Treasury issues final and complete guidance on these provisions. However, if the Company decides to repatriate under these provisions, it does not expect the income tax on such repatriation, if any, to be material.

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." SFAS No. 123 (R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95 "Statement of Cash Flows." SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. SFAS No. 123
      (R) is effective as of the beginning of the first interim period that begins after June 15, 2005. The Company will adopt SFAS No. 123 (R) on September 1, 2005, as required.

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123
      (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). SAB No. 107 is effective March 29, 2005. The impact of SFAS No. 123 (R) and SAB No. 107 on the Company's consolidated financial statements is currently being evaluated.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:


                                                  February 28,     November 30,
      (in thousands)                                  2005             2004
      -------------------------------------------------------------------------

      FINANCIAL INSTRUMENTS OWNED:
        US government and agency                   $ 7,207,863      $ 6,043,204
        Other sovereign governments                  1,222,618        1,316,206
        Corporate equity and convertible debt       16,474,396       15,788,681
        Corporate debt and other                    16,163,569       14,857,555
        Mortgages, mortgage- and asset-backed       30,243,753       30,485,546
        Derivative financial instruments            11,519,091       12,711,908
      -------------------------------------------------------------------------
                                                   $82,831,290      $81,203,100
      =========================================================================

      FINANCIAL INSTRUMENTS SOLD, BUT NOT YET
      PURCHASED:
        US government and agency                   $ 9,723,395      $ 8,851,452
        Other sovereign governments                  1,154,612        1,240,916
        Corporate equity and convertible debt        4,911,667        6,386,064
        Corporate debt and other                     3,012,924        2,896,233
        Mortgages, mortgage- and asset-backed          238,116          428,909
        Derivative financial instruments             9,997,207        9,672,306
      -------------------------------------------------------------------------
                                                   $29,037,921      $29,475,880
      =========================================================================

      As of February 28, 2005 and November 30, 2004, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial Instruments Owned, Pledged as Collateral" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased represent obligations of the Company to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At February 28, 2005, the Company's most significant concentrations are related to US government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the US government and agencies.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.    DERIVATIVES AND HEDGING ACTIVITIES

      The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments for proprietary trading and to manage its exposure to market and credit risk. These risks include interest rate, exchange rate and equity price risk. A derivative is defined as a financial contract whose value is based on underlying reference interest rates, currencies, commodities, market indices or securities. This includes futures, forward, swap or option contracts, as well as caps, floors and collars. Generally, these financial instruments represent commitments or rights to exchange interest payment streams or currencies or to purchase or sell other securities at specific terms at specified future dates. Option contracts generally provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date or dates. These financial instruments may result in market and/or credit risk in excess of amounts recorded in the Condensed Consolidated Statements of Financial Condition.

      Market Risk

      Derivative financial instruments involve varying degrees of off-balance-sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of the financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition. The Company's exposure to market risk is influenced by a number of factors, including the relationships among and between financial instruments with off-balance-sheet risk, the Company's proprietary securities, futures and derivatives inventories as well as the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments serves to modify or offset market risk associated with other transactions and, accordingly, serves to decrease the Company's overall exposure to market risk. The Company attempts to control its exposure to market risk through the use of hedging strategies and various statistical monitoring techniques.

      Derivatives Credit Risk

      Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate ["LIBOR"]), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, credit derivatives, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

      The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions, which may include over-the-counter derivatives contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities.

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

      Non-Trading Derivatives Activity

      To modify the interest rate characteristics of its long- and short-term debt, the Company also engages in non-trading derivatives activities. The Company has issued US dollar- and foreign currency-denominated debt with both variable- and fixed-rate interest payment obligations. The Company has entered into interest rate swaps, primarily based on LIBOR, to convert fixed-rate interest payments on its debt obligations into variable-rate payments. In addition, for foreign currency debt obligations that are not used to fund assets in the same currency, the Company has entered into currency swap agreements that effectively convert the debt into US dollar obligations. Such transactions are accounted for as fair value hedges. Interest payment obligations on variable-rate debt obligations may also be modified through interest rate swaps, which may change the underlying basis or reset frequency.

      These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company's market-making and trading activities. The Company has similar controls in place to monitor these risks.

      SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances), be carried on the Company's Condensed Consolidated Statement of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three month periods ended February 28, 2005 and February 29, 2004.

4.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

      Securitizations

      The Company is a market leader in mortgage-backed securitization and other structured financing arrangements. In the normal course of business, the Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Securitization transactions are generally treated as sales, provided that control has been relinquished. In connection with securitization transactions, the Company establishes special-purpose entities ("SPEs"), in which transferred assets, including commercial and residential mortgages, consumer receivables and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. Transferred assets are accounted for at fair value prior to securitization. The majority of the Company's involvement with SPEs relates to securitization transactions meeting the definition

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      of QSPE under the provisions of SFAS No. 140. Provided it has relinquished control over such assets, the Company derecognizes financial assets transferred in securitizations and does not consolidate the financial statements of QSPEs. For SPEs that do not meet the QSPE criteria, the Company uses the guidance in FIN No. 46 (R) to determine whether the SPE should be consolidated.

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. These retained interests are included in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

      The Company's securitization activities are detailed below:

                                                                                     Other
                                                   Agency             Other          Asset-
                                              Mortgage-Backed    Mortgage-Backed     Backed
      -------------------------------------------------------------------------------------
      (in billions)
      -------------------------------------------------------------------------------------
      Total securitizations
          Quarter ended February 28, 2005            $6.4             $21.1           $0.1
          Quarter ended February 29, 2004            $4.7             $12.8           $0.6
      Retained interests
         As of February 28, 2005                     $2.3              $1.8           $0.1
         As of November 30, 2004                     $2.6              $1.8           $0.1
      -------------------------------------------------------------------------------------

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the quarter ended February 28, 2005 and February 28, 2004:

                                                          Agency              Other            Other
                                                      Mortgage-Backed    Mortgage-Backed    Asset-Backed
      --------------------------------------------------------------------------------------------------
      (in millions)
      --------------------------------------------------------------------------------------------------
      Cash flows received from retained interests
          Quarter ended February 28, 2005                $  22.9             $  34.0             N/A
          Quarter ended February 29, 2004                $  22.4             $  29.7           $ 0.9
      Cash flows from servicing
          Quarter ended February 28, 2005                $   0.1             $   3.0             N/A
          Quarter ended February 29, 2004                    N/A             $   0.8             N/A
      --------------------------------------------------------------------------------------------------

      The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the swap curve plus a spread. Key points on the swap curve at February 28, 2005 were 3.94% for two-year swaps, 4.77% for 10-year swaps, and ranged from 2.93% to 4.78%. These models also consider prepayment speeds as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Weighted average key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at February 28, 2005 were as follows:

                                                      Agency              Other            Other
                                                  Mortgage-Backed    Mortgage-Backed    Asset-Backed
      ----------------------------------------------------------------------------------------------
      Weighted average life (years)                     6.5                4.6              1.8
      Average prepayment speeds (annual rate)        7% - 39%           0% - 63%            N/A
      Credit losses                                    0.57%              4.13%            2.24%
      ----------------------------------------------------------------------------------------------


      The following hypothetical sensitivity analysis as of February 28, 2005 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                                                          Agency              Other              Other
                                                     Mortgage-Backed     Mortgage-Backed      Asset-Backed
      ----------------------------------------------------------------------------------------------------
      (in millions)
      ----------------------------------------------------------------------------------------------------
      Interest rates
           Impact of 50 basis point adverse change     $   (72.5)          $   (41.6)             (0.3)
           Impact of 100 basis point adverse change       (138.3)              (84.2)             (0.5)
      ----------------------------------------------------------------------------------------------------
      Prepayment speeds
           Impact of 10% adverse change                     (4.6)              (12.5)              N/A
           Impact of 20% adverse change                    (10.0)              (23.6)              N/A
      ----------------------------------------------------------------------------------------------------
      Credit losses
           Impact of 10% adverse change                     (7.9)              (15.4)             (0.1)
           Impact of 20% adverse change                    (15.5)              (30.0)             (0.3)
      ----------------------------------------------------------------------------------------------------

      In the normal course of business, the Company purchases conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans and sells such loans to investors. In connection with these activities, the Company may retain mortgage servicing rights ("MSRs") that entitle the Company to a future stream of cash flows based on the contractual servicing fee. In addition, the Company may purchase and sell MSRs. At February 28, 2005, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                                                            Adjustable-Rate
                                                     Sub-Prime Loans    Fixed-Rate Prime     Prime & Alt-A
                                                                          & Alt-A Loans          Loans
      -----------------------------------------------------------------------------------------------------
      (in millions)
      -----------------------------------------------------------------------------------------------------
      Fair Value of MSRs                                 $ 127.8             $ 48.9             $ 88.9

      Constant prepayment rate (in CPR)                 20% - 40%          20% - 25%          25% - 30%

      Impact on fair value of:
           5 CPR adverse change                          $(11.5)             $(10.1)            $(11.2)
           10 CPR adverse change                          (21.2)              (15.0)             (20.6)

      Discount Rate                                          14%                 10%                13%

      Impact on fair value of:
           5% adverse change                             $ (9.9)             $ (6.3)             $(8.3)
           10% adverse change                             (17.9)              (10.6)             (15.1)
      -----------------------------------------------------------------------------------------------------

      The previous tables should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      outlined in the table. Changes in fair value based on a 10% adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the tables do not consider the change in fair value of hedging positions, which would generally offset the changes detailed in the tables, nor do they consider any corrective action that the Company may take in response to changes in these conditions. The impact of hedges is not presented because hedging positions are established on a portfolio level and allocating the impact would not be practicable.

      MSRs, which are included in "Other Assets" on the Condensed Consolidated Statements of Financial Condition, are reported at the lower of amortized cost or market. MSRs are amortized in proportion to and over the period of estimated net servicing income. MSRs are periodically evaluated for impairment based on the fair value of those rights determined by using market-based models which discounts anticipated future net cash flows considering loan prepayment predictions, interest rates, default rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, the Company stratifies MSRs by securitizations, which are collateralized by loans with similar predominant risk characteristics. The excess of amortized cost over market value is reflected as a valuation allowance at balance sheet dates. The Company's MSRs activities for the quarters ended February 28, 2005 and February 29, 2004 were as follows:

                                         February 28, 2005    February 29, 2004
      -------------------------------------------------------------------------
      (in millions)
      -------------------------------------------------------------------------
        Balance, beginning of quarter      $     230.2            $   108.0
              Additions                           59.9                 41.8
              Amortization                       (24.8)               (10.7)
              Recovery/(impairment)                2.6                 (4.2)
      -------------------------------------------------------------------------
        Balance, end of quarter            $     267.9            $   134.9
      =========================================================================

      Changes in the MSR valuation allowance for the quarters ended February 28, 2005 and February 29, 2004 were as follows:

                                        February 28, 2005  February 29, 2004
      ----------------------------------------------------------------------
      (in millions)
      ----------------------------------------------------------------------
        Balance, beginning of quarter       $   (33.7)         $   (6.6)
               Recovery/(impairment)              2.6              (4.2)
      ----------------------------------------------------------------------
        Balance, end of quarter             $   (31.1)         $  (10.8)
      ======================================================================

5.    VARIABLE INTEREST ENTITIES AND MORTGAGE LOAN SPECIAL PURPOSE ENTITIES

      The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests. The Company adopted FIN No. 46 (R) for its variable interests in fiscal 2004. The Company consolidates those VIEs in which the Company is the primary beneficiary.

      The Company may perform various functions, including being the seller, investor, structurer or underwriter in securitization transactions. These transactions typically involve entities that are considered to be QSPEs as defined in SFAS No. 140. Under FIN No. 46 (R), these QSPE entities are exempt from the requirements of FIN No. 46 (R). For securitization vehicles that do not qualify as QSPEs, the holders of the beneficial interest have no recourse to the Company, only to the assets held by the related VIE. In certain of these VIEs, the Company is the primary beneficiary often through its ownership of certain beneficial interests, and is, therefore, required to consolidate the assets and liabilities of the VIE.

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

      Assets held by VIEs, which are currently consolidated because the Company is the primary beneficiary approximated $0.5 billion at February 28, 2005. At February 28, 2005, the Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $350,000, which represents the fair value of its interests in the VIEs.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $4.8 billion. At February 28, 2005, the Company's maximum exposure to loss from these entities approximates $28.7 million, which represents the fair value of its interests and is reflected in the condensed consolidated financial statements.

      The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company's variable interests included above may not be held by the Company in future periods.

      The Company has retained call options on a limited number of securitization transactions that require the Company to continue recognizing the assets subject to the call options, which approximated $6.0 billion at February 28, 2005.

      The Company has a limited number of mortgage securitizations which did not meet the criteria for sale treatment under SFAS No. 140 as the securitization vehicles were not QSPEs. The assets in the mortgage securitizations approximated $2.8 billion at February 28, 2005.

6.    COLLATERALIZED FINANCING ARRANGEMENTS

      The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

      The Company receives collateral under reverse repurchase agreements, securities borrowing transactions, derivative transactions, customer margin loans and other secured money-lending activities. The Company also pledges financial instruments owned to collateralize certain financing arrangements. These securities are recorded as "Financial Instruments Owned, Pledged As Collateral" in the Condensed Consolidated Statements of Financial Condition. In many instances, the Company is also permitted by contract or custom to rehypothecate securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions.

      At February 28, 2005 and November 30, 2004, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $257.25 billion and $259.01 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $187.52 billion and $163.95 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at February 28, 2005 and November 30, 2004, respectively.

      The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $18.7 billion at February 28, 2005.

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

      The computations of Basic and Diluted EPS are set forth below:


                                                          Three Months Ended
      --------------------------------------------------------------------------
                                                      February 28,  February 29,
      (in thousands, except per share amounts)            2005          2004
      --------------------------------------------------------------------------

      Net income                                       $ 378,805    $ 361,065
      Preferred stock dividends                           (6,478)      (7,419)

      Income adjustment (net of tax) applicable to
        deferred compensation arrangements-vested
        shares                                            13,884       17,754
      --------------------------------------------------------------------------
      Net earnings used for basic EPS                  $ 386,211    $ 371,400
      Income adjustment (net of tax) applicable to
        deferred compensation arrangements-nonvested
        shares                                             7,821        7,378
      --------------------------------------------------------------------------
      Net earnings used for diluted EPS                $ 394,032    $ 378,778
      ==========================================================================

      Total basic weighted average common
        shares outstanding (1)                           131,261      129,119
      --------------------------------------------------------------------------
      Effect of dilutive securities:
        CAP and restricted units                          13,584       14,495
        Employee stock options                             4,348        3,494
      --------------------------------------------------------------------------
      Dilutive potential common shares                    17,932       17,989
      --------------------------------------------------------------------------
      Weighted average number of common shares
        outstanding and dilutive potential common
        shares                                           149,193      147,108
      ==========================================================================

      Basic EPS                                        $    2.94    $    2.88
      Diluted EPS                                      $    2.64    $    2.57
      ==========================================================================

      (1) Includes 20,293,510 and 25,908,503 vested units for the three months ended February 28, 2005 and February 29, 2004, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

8.    REGULATORY REQUIREMENTS

      Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the NYSE, the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. At February 28, 2005, Bear Stearns' net capital of $1.49 billion exceeded the minimum requirement by $1.39 billion. Bear Stearns' net capital computation, as defined, includes $447.0 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

      BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority.

      At February 28, 2005, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

      In June 2004, the SEC adopted rule amendments relating to "Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities" that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the "Financial Conglomerates Directive" (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company anticipates applying to the SEC during fiscal 2005 to be regulated under this new CSE regime. The new framework will be a notable change in the Company's regulation, as activities which are currently transacted outside of SEC-regulated entities will come under the scope of SEC regulation and capital adequacy requirements. On becoming subject to the SEC's consolidated supervision, the Company will be required to report to the SEC computations of the Company's consolidated capital adequacy. Although the application process is not yet complete, the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis.

9.    COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At February 28, 2005, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2005 through 2009 and the aggregate amount thereafter, are as follows:

      ---------------------------------------
      (in thousands)
      ---------------------------------------
      FISCAL YEAR
      2005 (remaining)                 43,460
      2006                             64,055
      2007                             63,375
      2008                             64,985
      2009                             55,312
      Thereafter                      247,967
      ---------------------------------------

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment grade borrowers aggregated approximately $2.18 billion at February 28, 2005. Of this amount, approximately $0.4 billion was hedged at February 28, 2005. Lending-related commitments to non-investment-grade borrowers approximated $1.59 billion at February 28, 2005.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      The Company also has contingent commitments to investment grade and non-investment-grade companies of approximately $2.69 billion as of February 28, 2005. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At February 28, 2005, such commitments aggregated $378.4 million. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2013.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and high yield underwriting, the Company had commitments to purchase and sell new issues of securities aggregating $2.2 billion at February 28, 2005.

      Commercial and Residential Loans

      The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At February 28, 2005, the Company had entered into commitments to purchase or finance mortgage loans of $2.22 billion.

      Letters of Credit

      At February 28, 2005, the Company was contingently liable for unsecured letters of credit of approximately $2.56 billion and letters of credit of $1.19 billion secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $212.0 million at February 28, 2005.

      With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

      Litigation

      In the normal course of business, the Company has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements,

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      fines, penalties, injunctions or other relief.

      The Company and/or its subsidiaries have received requests for information and subpoenas from a number of federal and state agencies seeking information in connection with mutual fund trading investigations, including the United States Attorney's Office for the Southern District of New York, the SEC, the CFTC, the National Association of Securities Dealers, Inc., the NYSE, the Office of the New York Attorney General and the Office of the New Jersey Attorney General. With respect to the investigation by the SEC, Bear Stearns and BSSC have received a notice that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action and/or issue an administrative cease and desist order against them. Such action could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions.

      Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

      The Company has provided reserves for such matters in accordance with SFAS No. 5, "Accounting for Contingencies". The ultimate resolution may differ from the amounts reserved.

10.   GUARANTEES

      In the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires the Company to recognize a liability at the inception of certain guarantees and to disclose information about its obligations under certain guarantee arrangements.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of February 28, 2005:

                                                               Amount of Guarantee Expiration Per Period
                                                  ------------------------------------------------------------------
                                                                                              Greater
                                                   Less Than   One to Three     Three to     than Five
      (in millions)                                One Year        Years       Five Years      Years         Total
      --------------------------------------------------------------------------------------------------------------
      Certain derivative contracts (notional)(1)  $  269,537      $222,276       $197,502   $  114,794    $  804,109
      Municipal securities                             2,549            93              -            -         2,642
      Residual value guarantee                             -             -            570            -           570
      --------------------------------------------------------------------------------------------------------------

      (1) The carrying value of these derivatives approximated $6.7 billion as of February 28, 2005.

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

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. The derivative contracts are recorded at fair value, which approximated $6.7 billion at February 28, 2005.

      In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivative contracts and security positions. For a discussion of derivatives, see Risk Management and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

      Municipal Securities

      In 1997, the Company established a program whereby it creates a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at February 28, 2005 was approximately $2.64 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.68 billion at February 28, 2005.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 14, 2009, after which the Company may request a renewal. If the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of February 28, 2005, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

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

      Other Guarantees

      The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

11.   SEGMENT DATA

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

      Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and the NYSE and ISE specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                   Three Months Ended
                                               --------------------------
                                               February 28,  February 29,
                                                   2005            2004
      -------------------------------------------------------------------
                                                     (in thousands)
      NET REVENUES (1)

      Capital Markets
          Institutional Equities               $   312,940    $   293,211
          Fixed Income                             823,899        818,738
          Investment Banking                       259,002        253,179
      -------------------------------------------------------------------
      Total Capital Markets                      1,395,841      1,365,128
      -------------------------------------------------------------------

      Global Clearing Services                     270,392        225,333

      Wealth Management
          Private Client Services (2)              113,875        110,897
          Asset Management                          55,315         41,890
      -------------------------------------------------------------------
       Total Wealth Management                     169,190        152,787
      -------------------------------------------------------------------

      Other (3)                                      2,237        (17,325)
      -------------------------------------------------------------------

                 Total net revenues            $ 1,837,660    $ 1,725,923
      ===================================================================

      PRE-TAX INCOME (1)

      Capital Markets                          $   481,683    $   508,650
      Global Clearing Services                     137,774         86,221
      Wealth Management                             14,979         20,867
      Other (3)                                    (56,108)       (84,760)
      -------------------------------------------------------------------

                 Total pre-tax income          $   578,328    $   530,978
      ===================================================================
      (1) Certain prior period items have been reclassified within the Capital Markets and Global Clearing Services segments to conform to the current period's presentation.

                                                                         Three months ended
                                                                        --------------------------
                                                                        February 28,  February 29,
                                                                            2005          2004
                                                                        --------------------------
      (2)   Private Client Services:
            Gross revenues, before transfer to Capital Markets segment   $ 133,295     $ 137,629
            Revenue transferred to Capital Markets segment                 (19,420)      (26,732)
                                                                         ---------     ---------
            Private Client Services net revenues                         $ 113,875     $ 110,897
                                                                         =========     =========

      (3) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $38.0 million and $44.0 million for the three months ended February 28, 2005 and February 29, 2004, respectively.

                                                                        As of
                                                ------------------------------------------------------
                                                February 28,        November 30,         February 29,
      (in thousands)                                2005                2004                 2004
      ------------------------------------------------------------------------------------------------
      SEGMENT ASSETS (4)

      Capital Markets                         $  152,180,300       $ 157,141,644         $ 135,338,929
      Global Clearing Services                   106,753,628          87,793,151            83,349,768
      Wealth Management                            2,682,327           2,679,697             2,155,965
      Other                                        6,812,819           8,335,402             5,806,238
      ------------------------------------------------------------------------------------------------
                 Total segment assets         $  268,429,074       $ 255,949,894         $ 226,650,900
      ================================================================================================

      (4) Certain prior period items have been reclassified within segment assets to conform to the current period's presentation.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of February 28, 2005, and the related condensed consolidated statements of income and cash flows for the three month periods ended February 28, 2005 and February 29, 2004. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2004, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2004; and in our report dated February 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP

New York, New York
April 8, 2005

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three months of 2005 and 2004 refer to the three months ended February 28, 2005 and February 29, 2004, respectively, and all references to quarters are to the Company's fiscal quarters.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004 filed by the Company under the Securities Exchange Act of 1934 ("Exchange Act").

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004 filed by the Company under the Exchange Act.

CERTAIN FACTORS AFFECTING RESULTS OF OPERATIONS

The Company's principal business activities--investment banking, securities and derivatives sales and trading, clearance and brokerage--are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory and legislative developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, outcome of legal proceedings, changes in currency values, inflation, credit ratings and the size, volume and timing of transactions.

These and other factors can affect the Company's volume of security new issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of security new issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by it on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. For a discussion of how the Company seeks to manage risks, see the "Risk Management" and "Liquidity and Capital Resources" sections of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004 filed by the Company under the Exchange Act.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Substantial legal liability or a significant regulatory action against the Company could have a material adverse effect or cause significant reputational harm to the Company, which in turn could seriously harm the Company's business prospects. Firms in the financial services industry have been operating in a difficult regulatory environment. The Company faces significant legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions have been increasing.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters are subject to risks and uncertainties, including those described in the prior paragraphs, which could cause actual results to differ materially from those discussed in the forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

EXECUTIVE OVERVIEW

Summary of Results

A generally favorable operating environment characterized by improving US capital market conditions and active equity and fixed income markets provided a healthy climate for the Company's businesses during the three months ended February 28, 2005. Revenues, net of interest expense for the three months ended February 28, 2005 increased 6.5% from the three months ended February 29, 2004 while pre-tax earnings increased 8.9% during the same period. Pre-tax profit margins for the fiscal 2005 quarter increased to 31.5% when compared with 30.8% in the fiscal 2004 quarter. Annualized return on average common equity was 17.8% for the fiscal quarter ended February 28, 2005 versus 21.3% in the prior year quarter.

Capital Markets net revenues increased 2.2% to $1.40 billion for the 2005 quarter compared to $1.37 billion for the 2004 quarter. Within the Capital Markets segment, institutional equities net revenues for the 2005 quarter increased 6.7% to $312.9 million from $293.2 million for the comparable prior year quarter. US listed and international equity sales and trading net revenues increased due to higher trading volumes and continued market share gains. Risk arbitrage and equity derivatives net revenues also increased on improved market conditions and customer activity. Fixed income net revenues increased slightly to $823.9 million for the 2005 quarter from $818.7 million for the comparable prior year quarter. This increase is primarily due to increases related to the credit and interest rate product areas, which benefited from increased customer volumes. Investment banking revenues increased 2.3% to $259.0 million for the 2005 quarter from $253.2 million for the 2004 quarter, as a result of increased underwriting and merchant banking revenues, partially offset by a decrease in advisory services revenues.

Global Clearing Services net revenues increased 20.0% to $270.4 million from $225.3 million in the 2004 quarter. Improving US equity markets resulted in an increase in net interest revenues of 40.7% to $198.1 million from $140.7 million in the 2004 quarter as customer margin debt and short-sale balances increased. Partially offsetting the increase in net interest revenues was a 15.6% decline in clearance commission revenues to $67.1 million in the 2005 quarter from $79.6 million in the 2004 quarter.

Wealth Management net revenues increased 10.7% to $169.2 million from $152.8 million in the fiscal quarter ended

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

February 29, 2004, reflecting active equity markets and strong customer volume. Revenues from private client services increased on higher net interest revenues as well as increased fee income from the Company's private client advisory services product. Asset management revenues similarly increased due to increased performance fees and the growth in assets under management.

Business Environment

Fiscal 2005 Quarter

The business environment during the Company's first quarter ended February 28, 2005 was generally favorable due to a combination of factors, including an expanding US economy, improved corporate profitability and low interest rates. Positive job growth reports served to boost consumer confidence during the quarter. The Federal Reserve Board (the "Fed") met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 2.00% to 2.50% while maintaining its position of taking a "measured" approach to monetary policy. The rate increases reflect the Fed's concern that the US economy was showing signs of inflationary risk.

The major equity indices were mixed during the first quarter of 2005. The Dow Jones Industrial Average ("DJIA"), and the Standard & Poor's 500 Index ("S&P 500") increased 3.2% and 2.5%, respectively, while the Nasdaq Composite Index ("NASDAQ") decreased 2.2% during the quarter. Average daily trading volume on the New York Stock Exchange ("NYSE") and Nasdaq increased 6.4% and 5.0%, respectively, compared to the 2004 quarter. Industry-wide announced mergers and acquisitions ("M&A") volumes increased 59% while industry-wide completed M&A volumes decreased 15% in the 2005 quarter compared to the first quarter of 2004.

Fixed income activity continued to be robust during the 2005 quarter, despite the increase in short term interest rates and a flattening yield curve. Investment grade and high yield origination volumes rose as issuers continued to take advantage of low borrowing rates. However, higher interest rates on 30-year fixed rate mortgages resulted in an industry-wide decline in agency collateralized mortgage obligation ("CMO") activity. This decline was substantially offset by growth in non-agency volumes. Long-term interest rates, as measured by the 10-year Treasury bond, were flat during the 2005 quarter. At the close of the Company's first quarter of 2005 the 10-year Treasury bond yield was 4.36%, exactly the same rate as at the beginning of the quarter. The mortgage purchase index increased approximately 3% during the first quarter of fiscal 2005, reflecting the continued low level of interest rates and strong home purchasing market.

Fiscal 2004 Quarter

Global and US economic conditions improved during the first quarter of fiscal 2004. Economic data indicated a relatively robust US economy, but the lack of job growth raised concerns about the sustainability of any recovery. Consumer confidence declined during the first quarter of fiscal 2004 amid concerns about weak job growth. However, mortgage rates remained at historically low levels, continuing to fuel consumer spending and a strong housing market. The Fed met twice during the first quarter of fiscal 2004 and left the federal funds rate unchanged at 1.00%.

Equity valuations climbed with all major indices up strongly during the first quarter of fiscal 2004. The DJIA and the S&P 500 each increased 8.2% during the quarter ended February 29, 2004, while the NASDAQ increased 3.5% during the quarter ended February 29, 2004, reaching a 2 1/2 year high in January 2004. Average daily trading volume on the NYSE and Nasdaq increased 9.0% and 40.2%, respectively, compared with the fiscal quarter ended February 28, 2003. Favorable equity market conditions served to increase equity new issue activity during the 2004 quarter as well as US announced and completed mergers and acquisition volumes, which increased more than 100% industry-wide compared to the February 2003 quarter.

The fixed income markets performed extremely well in the first quarter of fiscal 2004, benefiting from the combination of the low level of interest rates, steep yield curve and narrow corporate credit spreads. However, higher interest rates and diminished refinancing activity resulted in a significant decline in agency CMO activity with industry-wide issuance down approximately 72%. This decline was partially offset by active origination in certain sectors of the whole loan markets and higher secondary mortgage-backed securities activity levels. These factors led to the industry's improved performance in the first quarter of fiscal 2004. The yield on the 10-year treasuries dropped approximately 35 basis points from late February to mid-

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March. Consequently, the weekly mortgage refinance index increased from 3532 at quarter-end to almost 5000 by mid-March.

RESULTS OF OPERATIONS

Firmwide Results
The following table sets forth an overview of the Company's financial results:

                                                                         Three Months Ended
                                                        ----------------------------------------------------
(in thousands, except per share amounts, pre-tax         February 28,        February 29,
profit margin and return on average common equity)           2005                2004             % Increase
------------------------------------------------------------------------------------------------------------
      Revenues, net of interest expense                 $   1,837,660       $   1,725,923             6.5%

      Income before provision for income tax            $     578,328       $     530,978             8.9%

      Net income                                        $     378,805       $     361,065             4.9%

      Diluted earnings per share                        $        2.64       $        2.57             2.7%

      Pre-tax profit margin                                      31.5%               30.8%

      Return on average common equity (annualized)               17.8%               21.3%


The Company reported net income of $378.8 million, or $2.64 per share (diluted), for the quarter ended 2005, which represented an increase of 4.9% from $361.1 million, and 2.7% from $2.57 per share (diluted), for the quarter ended 2004. Revenues, net of interest expense ("net revenues") increased 6.5% to $1.84 billion for the quarter ended 2005 from $1.73 billion for the quarter ended 2004, due to an increase in net interest revenues, principal transactions revenues and investment banking revenues, partially offset by a decrease in commission revenues.

The Company's commission revenues by reporting category were as follows:

                                           Three Months Ended
                               --------------------------------------------
                               February 28,    February 29,      % Increase
      (in thousands)              2005            2004           (Decrease)
---------------------------------------------------------------------------
       Institutional          $    165,803    $    163,026           1.7%
       Clearance                    67,143          79,558         (15.6%)
       Retail & other               64,431          65,519          (1.7%)
---------------------------------------------------------------------------
       Total commissions      $    297,377    $    308,103          (3.5%)
===========================================================================

Commission revenues for the 2005 quarter decreased 3.5% to $297.4 million from $308.1 million for the comparable prior year quarter. Institutional commissions increased 1.7% to $165.8 million for the 2005 quarter from $163.0 million for the comparable prior year quarter. The increase in institutional commissions is due to increased daily average trading volume on the NYSE. Clearance commissions decreased 15.6% to $67.1 million for the 2005 quarter from $79.6 million for the comparable prior year quarter reflecting lower trading volumes and rates from prime brokerage and fully disclosed clients. Retail and other commissions decreased 1.7% to $64.4 million in the 2005 quarter from $65.5 million in the comparable prior year quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal transactions revenues by reporting category were as follows:

                                                Three Months Ended
                                  ----------------------------------------------
                                   February 28,    February 29,    % (Decrease)/
(in thousands)                         2005            2004           Increase
--------------------------------------------------------------------------------
Fixed income                      $    612,601    $    673,551          (9.0)%
Equities                                97,141         122,032         (20.4)%
Derivative financial instruments       250,622         151,279          65.7%
--------------------------------------------------------------------------------
Total principal transactions      $    960,364    $    946,862           1.4%
================================================================================

Revenues from principal transactions for the 2005 quarter increased 1.4% to $960.4 million from $946.9 million for the corresponding prior year quarter due to an increase in derivative financial instruments revenues, partially offset by a decrease in fixed income revenues and equities revenues. Fixed income revenues decreased 9.0% to $612.6 million for the 2005 quarter from $673.6 million for the prior year quarter attributable to a decrease in mortgage-backed securities, partially offset by an increase in credit products. Mortgage-backed securities revenues declined when compared to the outstanding results of the prior year quarter as the flattening yield curve resulted in a more challenging environment. Higher interest rates on 30-year fixed rate mortgages in the 2005 quarter when compared to the 2004 quarter resulted in a 28% decline in CMO activity. This decline was partially offset by increased revenues from adjustable rate mortgages reflecting higher secondary trading activity in the 2005 quarter. In addition, credit products net revenues reached record levels resulting from improved credit spreads and increased customer volumes. Revenues derived from equities activities decreased 20.4% to $97.1 million during the 2005 quarter from $122.0 million in the corresponding prior year quarter due to a decrease in NYSE specialist and convertible arbitrage revenues. Revenues from derivative financial instruments increased 65.7% to $250.6 million in the 2005 quarter from $151.3 million in the 2004 quarter, due to increases in equity, fixed income and credit derivatives as a result of increased customer volume.

The Company's investment banking revenues by reporting category were as follows:

                                                Three Months Ended
                                  ---------------------------------------------
                                   February 28,    February 29,      % Increase
(in thousands)                         2005            2004          (Decrease)
-------------------------------------------------------------------------------
Underwriting                      $    172,420    $    160,935           7.1%
Advisory services                       89,607          96,769          (7.4)%
Merchant banking                         9,591           2,706         254.4%
-------------------------------------------------------------------------------
Total investment banking          $    271,618    $    260,410           4.3%
===============================================================================

Investment banking revenues increased 4.3% to $271.6 million for the 2005 quarter from $260.4 million for the 2004 quarter. Underwriting revenues increased 7.1% to $172.4 million for the 2005 quarter from $160.9 million for the corresponding prior year quarter, as fixed income underwriting revenues increased, reflecting a favorable high grade, high yield and municipal underwriting environment. Equity underwriting revenues decreased slightly compared to the 2004 quarter, reflecting a decline in initial public offerings ("IPOs") and follow-on offerings. Advisory services revenues for the 2005 quarter decreased 7.4% to $89.6 million from $96.8 million for the prior year quarter reflecting the decline in completed M&A volume.

Net interest revenues (interest and dividend revenue less interest expense) increased 43.6% to $236.9 million for the 2005 quarter from $164.9 million for the 2004 quarter. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances and improved net interest margins reflecting more favorable US equity market conditions. Average customer margin debt balances increased 24.5% to $58.0 billion for the 2005 quarter from $46.6 billion for the prior year quarter. Average customer short balances increased 19.1% to $88.5 billion for the 2005 quarter from $74.3 billion for the 2004 quarter and average securities borrowed balances increased 11.2% to $69.6 billion for the 2005 quarter from $62.6 billion for the 2004 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                  Three Months Ended
                                      ------------------------------------------
                                      February 28,    February 29,    % Increase
(in thousands)                            2005            2004        (Decrease)
--------------------------------------------------------------------------------
Employee compensation and
benefits                              $  906,775      $  849,148          6.8%
Floor brokerage, exchange and
clearance fees                            57,318          56,900          0.7%
Communications and technology             98,939          93,828          5.4%
Occupancy                                 39,594          33,615         17.8%
Advertising and market development        28,572          25,901         10.3%
Professional fees                         46,719          41,800         11.8%
Other expenses                            81,415          93,753         (13.2)%
--------------------------------------------------------------------------------
    Total non-interest expenses       $1,259,332      $1,194,945          5.4%
================================================================================

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 6.8% to $906.8 million for the 2005 quarter from $849.1 million for the 2004 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.3% for the 2005 quarter compared to 49.2% for the 2004 quarter. Full-time employees increased to 11,019 at February 28, 2005 from 10,431 at February 29, 2004.

Non-compensation expenses increased 2.0% to $352.6 million for the 2005 quarter from $345.8 million for the 2004 quarter. Non-compensation expenses as a percentage of net revenues decreased to 19.2% for the 2005 quarter compared with 20.0% for the corresponding prior year quarter. Contributing to the increase in non-compensation expenses is a 17.8% increase in occupancy costs which resulted from an increase in leased office space and higher maintenance and operating costs. Communications and technology costs increased 5.4% reflecting increased vendor costs and information technology consulting fees. Professional fees increased 11.8% due to employment agency and temporary help fees. Partially offsetting these increases was a decline in other expenses, primarily attributable to a reduction in CAP Plan related costs, which decreased to $38 million for the 2005 quarter from $44 million in the comparable prior year quarter. The Company achieved a pre-tax profit margin of 31.5% for the 2005 quarter versus 30.8% for the 2004 quarter.

The Company's effective tax rate increased to 34.5% for the 2005 quarter compared to 32.0% for the 2004 quarter.

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain prior year items have been reclassified between the Capital Markets and Global Clearing Services segments to conform to the current period's presentation.

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan. See Note 11, "Segment Data" in the Notes to Condensed Consolidated Financial Statements for complete segment information.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Markets

                                               Three Months Ended
                                  ---------------------------------------------
                                  February 28,     February 29,    % Increase
(in thousands)                        2005               2004        (Decrease)
-------------------------------------------------------------------------------
Net revenues
     Institutional equities       $  312,940       $   293,211          6.7%
     Fixed income                    823,899           818,738          0.6%
     Investment banking              259,002           253,179          2.3%
-------------------------------------------------------------------------------
Total net revenues                $1,395,841       $ 1,365,128          2.2%
Pre-tax income                    $  481,683       $   508,650         (5.3)%
-------------------------------------------------------------------------------

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

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned subsidiary, the NYSE and International Securities Exchange ("ISE") specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 2.2% to $1.40 billion for the 2005 quarter compared to $1.37 billion for the 2004 quarter. Pre-tax income for Capital Markets decreased 5.3% to $481.7 million for the 2005 quarter from $508.7 million for the comparable prior year quarter.

Institutional equities net revenues for the 2005 quarter increased 6.7% to $312.9 million from $293.2 million for the comparable prior year quarter. Equity derivatives revenue increased during the 2005 quarter reflecting increased customer activity. US listed and international equity sales and trading net revenues increased due to higher trading volumes and continued market share gains. Revenues related to risk arbitrage also increased as a result of increased announced M&A deals during the 2005 quarter. These increases were partially offset by lower levels of convertible arbitrage and specialist revenues which have been adversely affected by lower market volatility levels.

Fixed income net revenues increased slightly to $823.9 million for the 2005 quarter from $818.7 million for the comparable prior year quarter. Despite increases in short term interest rates, fixed income markets remained strong as primary issuance volumes increased, credit spreads tightened and the yield curve, while flattening, remained favorable. As a result, fixed income net revenues remained strong as secondary trading volumes increased significantly and origination activity remained robust. Net revenues from the credit product businesses, particularly the distressed debt and credit derivatives areas, increased during the 2005 quarter reflecting active primary and secondary volumes. In addition, leveraged finance revenues increased on higher volume. The interest rate product businesses net revenues increased during the 2005 quarter as the Company's interest rate derivatives and foreign exchange areas achieved higher revenues on increased customer volume. These increases were partially offset by a decrease in mortgage-backed securities revenues. Mortgage-backed securities revenues declined in the 2005 quarter when compared to the outstanding results of the prior year quarter as the flattening yield curve resulted in a more challenging environment. Higher interest rates on 30-year fixed rate mortgages in the 2005 quarter when compared to the 2004 quarter resulted in a 28% decline in CMO activity. However, non-agency volumes continued to show significant growth with origination levels increasing 86% principally reflecting the continuing strength of purchase mortgage activity, refinancing volumes and a shift from fixed rate to adjustable rate mortgages.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment banking revenues increased 2.3% to $259.0 million for the 2005 quarter from $253.2 million for the 2004 quarter. Underwriting revenues increased 7.4% to $177.5 million for the 2005 quarter from $165.3 million for the corresponding prior year quarter, as fixed income underwriting revenues increased, reflecting a favorable high grade, high yield and municipal underwriting environment. Equity underwriting revenues decreased slightly compared to the 2004 quarter, reflecting a decline in IPO and follow-on offerings. Advisory services revenues for the 2005 quarter decreased 15.7% to $71.8 million from $85.2 million for the prior year quarter reflecting the industry-wide decline in completed M&A volume. Merchant banking revenues were $9.6 million for the 2005 quarter, compared to $2.7 million for the 2004 quarter.

Global Clearing Services

                                      Three Months Ended
                    ------------------------------------------------
(in thousands)      February 28, 2005  February 29, 2004   %Increase
--------------------------------------------------------------------
Net revenues           $ 270,392           $225,333          20.0%
Pre-tax income         $ 137,774           $ 86,221          59.8%
--------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At February 28, 2005 and February 29, 2004, the Company held approximately $251.1 billion and $218.5 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 20.0% to $270.4 million for the 2005 quarter from $225.3 million in the 2004 quarter. Net interest revenues increased 40.7% to $198.1 million for the 2005 quarter from $140.8 million for the prior year quarter primarily reflecting increased average customer margin and short sale balances. Commission revenues decreased 15.6% to $67.1 million for the 2005 quarter from $79.6 million for the comparable prior year quarter reflecting lower trading volumes and rates from prime brokerage and fully disclosed clients. Pre-tax income increased 59.8% to $137.8 million, from $86.2 million for the 2004 quarter, reflecting higher net revenues. Pre-tax profit margin was 51.0% for the 2005 quarter compared to 38.3% for the 2004 quarter.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:

--------------------------------------------------------------------------------
(in billions)                              February 28, 2005   February 29, 2004
--------------------------------------------------------------------------------
Margin debt balances, average for period       $   58.0            $   46.6
Margin debt balances, at period end            $   61.3            $   47.9
Customer short balances, average for period    $   88.5            $   74.3
Customer short balances, at period end         $   93.9            $   77.0
Securities borrowed, average for period        $   69.6            $   62.0
Securities borrowed, at period end             $   67.8            $   62.6
Free credit balances, average for period       $   31.1            $   26.5
Free credit balances, at period end            $   30.2            $   26.1
Equity held in client accounts                 $  251.1            $  218.5

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management

                                                 Three Months Ended
                                     -------------------------------------------
                                     February 28,    February 29,     % Increase
(in thousands)                           2005            2004         (Decrease)
--------------------------------------------------------------------------------
Net revenues
    Private Client Services            $113,875        $110,897          2.7%
    Asset Management                     55,315          41,890         32.0%
--------------------------------------------------------------------------------
Total  net revenues                    $169,190        $152,787         10.7%
Pre-tax income                         $ 14,979        $ 20,867        (28.2)%
--------------------------------------------------------------------------------

The Wealth Management segment is composed of the private client services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At February 28, 2005, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

Net revenues for Wealth Management increased 10.7% to $169.2 million for the 2005 quarter from $152.8 million for the 2004 quarter. PCS revenues increased 2.7% to $113.9 million for the 2005 quarter from $110.9 million for the 2004 quarter reflecting increased net interest revenues associated with higher margin balances and higher levels of fee income attributable to the Company's private client advisory services product. Asset management revenues increased 32.0% to $55.3 million for the 2005 quarter from $41.9 million for the 2004 quarter. This increase reflects increased management fees on traditional and alternative assets under management, together with improved performance fees on proprietary hedge fund products. Pre-tax income for Wealth Management decreased 28.2% to $15.0 million in the 2005 quarter from $20.9 million for the 2004 quarter due to increased compensation costs and increased legal costs resulting from the settlement of a legal case.

Assets under management were $37.0 billion at February 28, 2005, reflecting a 27.1% increase from $29.1 billion in assets under management at February 29, 2004. The increase in assets under management is due to the acquisition in the fourth quarter of 2004 of $6.1 billion of fixed income assets of Times Square Capital Management, Inc. together with growth in traditional equity assets. During the second quarter of 2004, the Company sold its mutual fund business to Dreyfus, which reduced assets under management by $2.4 billion. Assets under management at February 28, 2005 include $6.2 billion of assets from alternative investment products, a slight increase from $6.1 billion at February 29, 2004.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

leverage can and do fluctuate, depending largely on economic and market conditions, volume of activity and customer demand.

The Company's total assets at February 28, 2005 increased to $268.4 billion from $255.9 billion at November 30, 2004. The increase was primarily attributable to increases in assets of variable interest entities and mortgage loan special purpose entities, receivables from customers, securities borrowed and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, partially offset by a decrease in cash and cash equivalents and securities purchased under agreements to resell. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $48.5 billion at February 28, 2005 from $45.8 billion at November 30, 2004. This change was primarily due to a net increase in long-term debt and an increase in equity associated with increased retained earnings.

The Company's total capital base as of February 28, 2005 and November 30, 2004 was as follows:

                                February 28,     November 30,
                                    2005             2004
-------------------------------------------------------------
(in millions)
-------------------------------------------------------------
Long-Term Borrowings:
Senior debt                      $  38,709.6      $  36,580.8
Subordinated debt (1)                  262.5            262.5
-------------------------------------------------------------
Total Long-Term Borrowings       $  38,972.1      $  36,843.3
Stockholders' equity:
Common stockholders' equity      $   9,076.0      $   8,542.8
Preferred stockholders' equity         442.9            448.1
-------------------------------------------------------------
Total Stockholders' Equity       $   9,518.9      $   8,990.9
-------------------------------------------------------------
Total Capital                    $  48,491.0      $  45,834.2
=============================================================
(1) Represents junior subordinated deferrable interest debentures issued by the Company, held by Bear Stearns Capital Trust III.

The amount of long-term debt as well as total capital that the Company maintains is driven by a number of factors, with particular focus on asset composition. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are primarily a function of the self-funding ability of its assets. The equity portion of total capital is primarily a function of on- and off-balance-sheet risks (i.e., market, credit and liquidity) and regulatory capital requirements. As such, the liquidity and risk characteristics of assets being held are especially decisive determinants of both total capital and the equity portion thereof, thus significantly influencing the amount of leverage that the Company can employ.

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are lower than would be observed on an average basis. At quarter end, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At February 28, 2005 and November 30, 2004, total assets of $268.4 billion and $255.9 billion were approximately 5.2% and 6.4%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Leverage Ratios
The following table presents total assets, adjusted assets and net adjusted assets with the resultant leverage ratios at February 28, 2005 and November 30, 2004. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its resale, securities borrowed and segregated cash assets renders net adjusted leverage as the most relevant measure.


(in billions, except ratios)            February 28, 2005  November 30, 2004
----------------------------------------------------------------------------
Total assets                                $ 268.4             $ 255.9
Adjusted assets (1)                         $ 209.4             $ 197.3
Net adjusted assets (2)                     $ 137.3             $ 127.5
Leverage ratio (3)                             27.4                27.7
Adjusted leverage ratio (4)                    21.4                21.3
Net adjusted leverage ratio(5)                 14.0                13.8
----------------------------------------------------------------------------
(1) Adjusted assets is total assets of $268.4 billion less securities purchased under agreements to resell of $44.2 billion, securities received as collateral of $8.9 billion and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations of $5.9 billion.

(2) Net adjusted assets is adjusted assets of $209.4 billion less securities borrowed of $72.1 billion.

(3) Leverage ratio equals total assets divided by stockholders' equity and junior subordinated debt issued to Bear Stearns Capital Trust III.

(4) Adjusted leverage ratio equals adjusted assets divided by stockholders' equity and junior subordinated debt issued to Bear Stearns Capital Trust III.

(5) Net adjusted leverage ratio equals net adjusted assets divided by stockholders' equity and junior subordinated debt issued to Bear Stearns Capital Trust III.

      The Company views the junior subordinated debt issued to Bear Stearns Capital Trust III as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities.

Funding Strategy & Liquidity Risk Management

General Funding Strategy

The Company's general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. Within this context, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. Beyond this, the Company's emphasis on diversification by product, geography, maturity and instrument seeks to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding includes commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. Due to the collateralized nature of the borrowing, the Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding.

In addition to short-term funding sources, the Company utilizes equity and long-term debt, including floating- and fixed-rate notes, as longer-term sources of unsecured financing. The Company regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing. This analysis results in a determination of the Company's aggregate need for longer-term funding sources (i.e., long-term debt and equity). The Company views long-term debt as a stable source of funding, which effectively strengthens its overall liquidity profile and mitigates liquidity risk.

Alternative Funding Strategy

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective is to maintain sufficient cash capital (i.e., equity plus long-term debt maturing in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

more than 12 months) and funding sources to enable the Company to refinance short-term, unsecured borrowings with fully secured borrowings. As such, the Company is not reliant upon nor does it contemplate forced balance sheet reduction to endure a period of constrained funding availability. This underlying approach is supported by maintenance of a formal contingency funding plan, which includes a detailed delegation of authority and precise action steps for managing an event-driven liquidity crisis. The plan identifies the crisis management team, details an effective internal and external communication strategy, and facilitates the greater information flow required to effect a rapid and efficient transition to a secured funding environment.

As it relates to the alternative funding strategy discussed above, the Company prepares an analysis that focuses on a 12-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. In light of these assumptions, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated marketable securities in relation to its unsecured debt maturing over the next 12 months, striving to maintain the ratio of liquidity sources to maturing debt at 100% or greater. Also within this strategy, the Company endeavors to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis (i.e., positive net cash capital). These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company's alternative funding strategy and, consequently, its approach to funding and liquidity risk management.

As of February 28, 2005, the market value of higher quality unencumbered, unhypothecated securities owned by the Company was approximately $20.4 billion with a borrowing value of $17.0 billion. The assets primarily comprise US government and agency securities, mortgage- and asset-backed securities, investment grade municipal and corporate bonds and US equities. The average advance rate on these different asset types ranges from 76% to 98% and is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio (explained above) has averaged 202% over the previous 12 months including unused committed unsecured bank credit, and 188% excluding the unsecured portion of the Company's $3.7 billion committed revolving credit facility.

The cash capital framework is utilized to evaluate the Company's long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company's assets is determined on a regular basis. The two basic categories of cash capital usage can be characterized broadly as (1) firmwide haircuts and (2) illiquid assets/long-term investments. The first category represents the aggregation of the "non-financeable" portion of assets that can be readily financed on a secured basis. Incorporated in this component is capital needed to support the vast majority of the Company's assets, including trading-related assets, inventory, reverse repos, margin loans and committed funding obligations. The second category consists of items not easily or readily financed on a secured basis and includes fixed assets, goodwill, merchant banking investments as well as other items. At February 28, 2005 the Company's net cash capital position was $2.4 billion. Fluctuations in net cash capital are common and are a function of fluctuations in total assets, balance sheet composition and total capital. The Company typically maintains in excess of $1.0 billion of net cash capital. Over the previous 12 months, the Company's net cash capital position has averaged $1.5 billion.

In addition, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. An important component of the Company's funding and liquidity risk management efforts involves ongoing dialogues with a large number of creditor constituents. Strong relationships with a diverse base of creditors and debt investors are crucial to the Company's liquidity. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations.

With respect to the management of refinancing risk, the maturity of the long-term debt portfolio is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of approximately no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the first fiscal quarter of 2005. As of February 28, 2005, the weighted average maturity of the Company's long-term debt was 4.2 years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $3.70 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC, BSIL and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. ("Parent Company") and BSIL may borrow up to $1.85 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2006, with all loans outstanding at that date payable no later than February 2007. There were no borrowings outstanding under the Facility at February 28, 2005.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement, by BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2005, with all repos outstanding at that date payable no later than August 2006. There were no borrowings outstanding under the Repo Facility at February 28, 2005.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis collateralized by foreign securities at pre-specified advance rates. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2005 with all loans outstanding at that date payable no later than December 2006. There were no borrowings outstanding under the Pan Asian Facility at February 28, 2005.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $2.80 billion. At February 28, 2005, the borrowings outstanding under these committed credit facilities were $377.0 million.

Capital Resources

The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. In connection with these operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances. Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At February 28, 2005, the Parent Company's equity double leverage ratio was approximately 0.70 based on common equity and 0.67 including preferred equity. At November 30, 2004, these measures were 0.70 based on common equity and 0.66 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital are funded with long-term debt issued by the Company that have maturities equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with both capital or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $32.6 billion and $30.7 billion had remaining maturities beyond one year at February 28, 2005 and November 30, 2004, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of February 28, 2005, a downgrade by either Moody's Investors Service or Standard & Poor's to the Company's long-term ratings to the level of A3 or A- would have required the Company to post approximately $1.16 billion in additional collateral for outstanding over-the-counter derivatives contracts.

At February 28, 2005, the Company's long-term/short-term debt ratings were as follows:

                                                    Rating
-----------------------------------------------------------------
Dominion Bond Rating Service Limited         A(high)/R-1 (middle)
Fitch                                               A+/F1+
Moody's Investors Service                           A1/P-1
Rating & Investment Information, Inc.                A+/NR
Standard & Poor's (1)                                A/A-1
-----------------------------------------------------------------

NR - does not assign a short-term rating
(1) On September 29, 2004, Standard & Poor's affirmed the Company's credit ratings and maintained a "stable" outlook.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 5, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond. During the quarter ended February 28, 2005, the Company purchased under the current and prior authorizations a total of 1,220,782 shares at a cost of approximately $124.1 million. Approximately $940.3 million was available to be purchased under the current authorization as of February 28, 2005.

During the quarter ended February 28, 2005, the Company purchased a total of 413,038 shares of its common stock at a total cost of $42.0 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 30, 2004. Approximately $158.0 million is available to be purchased under the current authorization as of February 28, 2005.

Cash Flows

Cash and cash equivalents during the three month period ended February 28, 2005 decreased $1.95 billion to $2.22 billion. Cash used in operating activities was $6.99 billion, primarily attributable to increases in financial instruments owned, net receivables from brokers, dealers and others and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations and a decrease in securities sold under agreements to repurchase, net of securities purchased under agreements to resell, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $46.8 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $5.09 billion reflected net proceeds from the issuance of long-term borrowings and net proceeds relating to short-term borrowings partially offset by net payments for the retirement of long-term borrowings.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority. At February 28, 2005, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

The Company's broker-dealer subsidiaries and other regulated subsidiaries are subject to minimum capital requirements and may also be subject to certain restrictions on the payment of dividends, which could limit the Company's ability to withdraw capital from such regulated subsidiaries, which in turn could limit the Company's ability to pay dividends. See Note 8, "Regulatory Requirements," in the Notes to Condensed Consolidated Financial Statements.

In June 2004, the SEC adopted rule amendments relating to "Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities" that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the "Financial Conglomerates Directive" (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company anticipates applying to the SEC during fiscal 2005 to be regulated under this new CSE regime. The new framework will be a notable change in the Company's regulation, as activities which are currently transacted outside of SEC-regulated entities will come under the scope of SEC regulation and capital adequacy requirements. On becoming subject to the SEC's consolidated supervision, the Company will be required to report to the SEC computations of the Company's consolidated capital adequacy. Although the application process is not yet complete, the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis.

Merchant Banking and Private Equity Investments

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At February 28, 2005, the Company held investments with an aggregate recorded value of approximately $510.3 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." At November 30, 2004, the Company held investments with an aggregate recorded value of approximately $469.4 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage-related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At February 28, 2005 and November 30, 2004, the Company held high yield positions approximating $8.15 billion and $7.09 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $1.29 billion and $1.09 billion, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables jointly aggregating $1.44 billion at February 28, 2005 and $1.29 billion at November 30, 2004. Also included in the high yield positions are extensions of credit to highly leveraged companies. At February 28, 2005 and November 30, 2004, the amount

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

outstanding to highly leveraged borrowers totaled $2.42 billion and $2.14 billion, respectively. The largest industry concentration was the telecommunications industry, which approximated 41.0% at February 28, 2005 and 20.4% at November 30, 2004 of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments").

The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities which amounts are not included in the aggregate high yield positions above. These amounts, net of collateral, were approximately $182 million and $340 million at February 28, 2005 and November 30, 2004, respectively.

The Company's Risk Management Department and senior trading managers monitor exposure to market and credit risk for high yield positions and establish limits and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities on the Company's results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

Contractual Obligations

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At February 28, 2005, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:

                                                        Payments Due By Period
                                         ------------------------------------------------------
                                         Remaining    Fiscal     Fiscal
                                          Fiscal       2006-      2008-
(in millions)                              2005        2007       2009     Thereafter     Total
-----------------------------------------------------------------------------------------------
Long-term borrowings (1) (2)              $4,863     $12,914     $9,759     $11,436     $38,972
Future minimum lease payments (3) (4)         44         127        120         248         539
-----------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustments in accordance with SFAS No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on May 15, 2031; however, the Company, at its option, may redeem the Debentures beginning May 15, 2006. The Debentures are reflected in the table at their contractual maturity dates.

(2) Included in fiscal 2006 are approximately $1.48 billion of floating-rate medium-term notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity date of these notes is during fiscal 2009.

(3)   Includes 383 Madison Avenue in New York City.

(4) See Note 9, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Commitments

The Company has commitments(1) under a variety of commercial arrangements. At February 28, 2005 the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:

                                                        Amount of Commitment Expiration Per Period
                                                  ---------------------------------------------------
                                                   Remaining    Fiscal    Fiscal
                                                     Fiscal      2006-     2008-
(in millions)                                         2005       2007      2009    Thereafter   Total
-----------------------------------------------------------------------------------------------------
Lending-Related commitments:
    Investment-grade (2)                             $1,138      $368      $676      $ --      $2,182
    Non-investment grade                                124       552       590       320       1,586
    Contingent commitments                            1,762       930        --        --       2,692
Commitments to invest in private equity-related
    investments and partnerships (3)                                                              378
Underwriting commitments                              2,202        --        --        --       2,202
Commercial and residential loans                      2,090       133        --        --       2,223
Letters of credit                                     3,652        60        34        --       3,746
Other commercial commitments (4)                         91       223         9        --         382
-----------------------------------------------------------------------------------------------------

(1) See Note 9, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade borrowings the Company entered into credit default swaps aggregating $402.8 million at February 28, 2005.

(3) At February 28, 2005, commitments to invest in private equity-related investments and partnerships aggregated $378.4 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

(4)   Includes $59.2 million in commitments with no stated maturity.

OFF-BALANCE-SHEET ARRANGEMENTS

In the normal course of business, the Company enters into arrangements with special purpose entities ("SPEs"), also known as variable interest entities. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including commercial and residential mortgages, consumer receivables, securities and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. The Company, in the normal course of business, may establish SPEs, sell assets to SPEs, underwrite, distribute, and make a market in securities or other beneficial interests issued by SPEs, transact derivatives with SPEs, own securities or other beneficial interests, including residuals, in SPEs, and provide liquidity or other guarantees for SPEs.

The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets. In accordance with SFAS No. 140, the Company accounts for transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity ("QSPE") or has the right to pledge or exchange the assets received; and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations, provided that such transfer meets all of these criteria. See Note 4, "Transfers of Financial Assets and Liabilities," in the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the Company's securitization activities.

The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests. The Company adopted FIN No. 46 (R) for its variable interests in fiscal 2004. The Company consolidates those VIEs in which the Company is the primary beneficiary. See Note 5, "Consolidation of Variable Interest Entities and Mortgage Loan Special Purpose Entities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the consolidation of VIEs.

The majority of the SPEs that the Company sponsors or transacts with are QSPEs, which the Company does not consolidate in accordance with this guidance. QSPEs are entities that have little or no discretionary activities and may only passively hold assets and distribute cash generated by the assets they hold. The Company reflects the fair value of its interests in QSPEs on its balance sheet but does not recognize the assets or liabilities of QSPEs. QSPEs are employed extensively in the Company's mortgage and asset securitization business.

Certain other SPEs do not meet the requirements of a QSPE, because their activities are not sufficiently limited or they have entered into certain non-qualifying transactions. The Company follows the criteria in FIN No. 46 (R) in determining whether it should consolidate such entities. These SPEs are commonly employed in collateralized debt obligation transactions where portfolio managers require the ability to buy and sell assets or in synthetic credit transactions.

In addition to the above, in the ordinary course of business the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. See Note 10, "Guarantees," in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are contractual commitments between counterparties that derive their values from changes in an underlying interest rate, currency exchange rate, index (e.g., S&P 500), reference rate (e.g., LIBOR), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and index-referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions that may include over-the-counter derivatives contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and US Treasury positions to hedge its debt issuances as part of its asset and liability management.

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

As of February 28, 2005 and November 30, 2004, the Company had notional/contract amounts of approximately $4.02 trillion and $3.50 trillion, respectively, of derivative financial instruments, of which $893.5 billion and $692.0 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

outstanding, which either are used to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 3.9 years and 4.0 years at February 28, 2005 and November 30, 2004, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of February 28, 2005 were as follows:

                                                                                     Greater
                                         Less Than       One to        Three to        Than
(in billions)                             One Year     Three Years    Five Years    Five Years     Total
-----------------------------------------------------------------------------------------------------------
Swap agreements, including options,
  swaptions, caps, collars and floors     $  624.5       $  806.5       $  683.6     $  884.6     $2,999.2
Futures contracts                            316.8          185.9           26.8           --        529.5
Forward contracts                             87.1             --             --           --         87.1
Options held                                 214.4           71.9            0.6          0.1        287.0
Options written                              110.3            5.5            0.8          0.1        116.7
-----------------------------------------------------------------------------------------------------------
Total                                     $1,353.1       $1,069.8       $  711.8     $  884.8     $4,019.5
===========================================================================================================
Percent of total                              33.7%          26.6%          17.7%        22.0%       100.0%
===========================================================================================================

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions which could materially affect reported amounts in the financial statements (see Note 1, "Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements). Critical accounting policies are those policies that are the most important to the financial statements and/or those that require significant management judgment related to matters that are uncertain.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

into the trading level of financial instruments held in inventory and/or related financial instruments that it uses as a basis for its valuation.

(2) Financial Instruments Whose Fair Value Is Determined Based on Internally Developed Models or Methodologies That Employ Data That Are Readily Observable from Objective Sources

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments. For an indication of the Company's involvement in derivatives, including maturity terms, see the table setting forth notional/contract amounts outstanding in the preceding "Derivative Financial Instruments" section.

(3) Financial Instruments Whose Fair Value Is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long dated or unique in nature and therefore engender considerable judgment by traders and their management who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable.

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

At February 28, 2005 and November 30, 2004, the total of all positions (primarily fixed income cash positions) aggregated approximately $4.5 billion and $4.0 billion, respectively, in "Financial Instruments Owned" and $2.0 billion and $1.6 billion, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

Controls Over Valuation of Financial Instruments

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations. Members of the Controllers and Risk Management Departments perform analysis of internal valuations, typically on a monthly basis but often on an intra-month basis as well. These departments are independent of the trading areas responsible for valuing the positions. Results of the monthly validation process are reported to the Mark-to-Market

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("MTM") Committee, which is composed of senior management from the Risk Management and Controllers Departments. The MTM Committee is responsible for ensuring that the approaches used to independently validate the Company's valuations are robust, comprehensive and effective. Typical approaches include valuation comparisons with external sources, comparisons with observed trading, independent comparisons of key model valuation inputs, independent trade modeling and a variety of other techniques.

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

Equity interests and securities acquired as a result of leveraged acquisition transactions are reflected in the condensed consolidated financial statements at their initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. If quoted market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on other relevant factors. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value. See "Merchant Banking and Private Equity Investments" in Management's Discussion and Analysis for additional details.

ACCOUNTING AND REPORTING DEVELOPMENTS

The American Jobs Creation Act ("the Act"), which was signed into law on October 22, 2004, provides a temporary incentive for US companies to repatriate accumulated foreign earnings. A corporation that is a US shareholder of controlled foreign corporations may (subject to various limitations) elect to deduct 85% of certain cash dividends that it receives from those controlled foreign corporations during the election year. The election year may be either the last taxable year beginning before the date of enactment or the first taxable year beginning during the one-year period starting on the date of enactment. With respect to the Company, the election year could be either the fiscal year ended November 30, 2004 or the fiscal year ending November 30, 2005. Since the Act became effective during the fourth quarter of the Company's fiscal year ended November 30, 2004 and the US Treasury Department had not yet issued necessary regulatory guidance with respect to these statutory provisions, the Company was unable to evaluate the effects of the repatriation provision with respect to any unrepatriated foreign earnings as of November 30, 2004 and accordingly did not elect to remit qualifying cash dividends for the November 30, 2004 fiscal year. For the fiscal year ending November 30, 2005, the Company will complete its evaluation as soon as Congress passes expected Technical Corrections to the Act and the US Treasury issues final and complete guidance on these provisions. However, if the Company decides to repatriate under these provisions, it does not expect the income tax on such repatriation, if any, to be material.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." SFAS No. 123 (R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95 "Statement of Cash Flows." SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. SFAS No. 123 (R) is effective as of the beginning of the first interim period that begins after June 15, 2005. The Company will adopt SFAS No. 123 (R) on September 1, 2005, as required.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff's view regarding the valuation of share-based payment

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). SAB No. 107 is effective March 29, 2005. The impact of SFAS No. 123 (R) and SAB No. 107 on the Company's consolidated financial statements is currently being evaluated.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a description of the Company's risk management policies, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk, as well as a discussion of the Company's credit risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Value-at-Risk
An estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models, known as value-at-risk ("VaR"), that seek to predict risk of loss based on historical and/or market-implied price and volatility patterns. VaR estimates the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation uses the simulated changes in value of the market risk-sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

The Company has performed an entity-wide VaR analysis of the Company's financial assets and liabilities, including financial instruments owned and sold, repurchase and resale agreements and funding assets and liabilities. The Company regularly evaluates and enhances such VaR models in an effort to more accurately measure risk of loss. Certain equity-method investments and non-publicly traded investments are not reflected in the VaR results. The VaR related to certain non-trading financial instruments has been included in this analysis and is not reported separately because the amounts are not material. The calculation is based on a methodology that uses a one-day interval and a 95% confidence level. The Company uses a historical simulation approach for VaR, which is supplemented by statistical risk add-ons for risk factors that do not lend themselves readily to historical simulation. Historical simulation involves the generation of price movements in a portfolio using price sensitivities, and actual historical movements of the underlying risk factors to which the securities are sensitive. Risk factors incorporated via historical simulation include interest rate movements, yield curve shape, general market credit spreads, equity price movement, option volatility movement (for certain option types) and foreign exchange movement, among others. Risk factors incorporated via add-on factors include the risk of specific bond issuers, among others. The Company believes that its VaR methodologies are consistent with industry practices for these calculations.

VaR has inherent limitations, including reliance on historical data, which may not accurately predict future market risk, and the quantitative risk information generated is limited by the parameters established in creating the models. There can be no assurance that actual losses occurring on any one day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in 20 trading days. VaR is not likely to accurately predict exposures in markets that exhibit sudden fundamental changes or shifts in market conditions or established trading relationships. Many of the Company's hedging strategies are structured around likely established trading relationships and, consequently, those hedges may not be effective and VaR models may not accurately predict actual results. Furthermore, VaR calculated for a one-day horizon does not fully capture the market risk of positions that cannot be liquidated in a one-day period. However, the Company believes VaR models are an established methodology for the quantification of risk in the financial services industry despite these limitations. VaR is best used in conjunction with other financial disclosures in order to assess the Company's risk profile.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between Aggregate VaR and the sum of the VaRs for the three risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of February 28, 2005, November 30, 2004 and February 29, 2004. Commodity risk has been excluded due to immateriality at February 28, 2005, November 30, 2004 and February 29, 2004.




                                   February 28,     November 30,    February 29,
(in millions)                         2005              2004            2004
--------------------------------------------------------------------------------
MARKET RISK
    Interest rate                        $22.5           $15.3         $15.7
    Currency                               1.3             1.4           1.6
    Equity                                 5.2             2.8           3.9
    Diversification benefit               (9.2)           (4.7)         (4.9)
--------------------------------------------------------------------------------
Aggregate VaR                            $19.8           $14.8         $16.3
================================================================================

The table below illustrates the high, low and average (calculated on a daily basis) VaR for each component of market risk and aggregate market risk during the 2005 quarter:

(in millions)                      High             Low           Average
=========================================================================
MARKET RISK
    Interest rate                 $ 26.9          $ 11.9           $17.1
    Currency                         2.5             0.7             1.5
    Equity                           5.2             2.0             3.1
    Aggregate VaR                   23.9            11.9            15.6
-------------------------------------------------------------------------


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

Stress testing (also referred to as scenario analysis) measures the risk of loss over a variety of extreme market conditions that are defined in advance. Stress testing is a key methodology used in the management of market risk as well as counterparty credit risk (see "Credit Risk"). Stress tests are calculated at the firmwide level for particular trading books, for particular customer accounts and for particular individual positions. Stress tests are performed on a regular basis as well as on an ad hoc basis, as deemed appropriate. The ongoing evaluation process of trading risks as well as the consideration of new trading positions commonly incorporates an ad hoc discussion of "what-if" stressed market conditions and their impact on profitability. This analysis varies in its degree of formality based on the judgment of trading department management, risk management and senior managers. While the Company recognizes that no methodology can perfectly predict future market conditions, it believes that these tools are an important supplement to the Company's risk management process. The Company expects to continue to develop and refine its formal stress testing methodologies.

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 28, 2005 and February 29, 2004, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $15.7 million and $15.5 million for the quarter ended February 28, 2005 and February 29,

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

2004, respectively. There were no daily trading losses for the quarter ended February 28, 2005. During the quarter ended February 29, 2004, there was one day with a reported trading loss and the total daily trading loss did not exceed the reported aggregate period end VaR amount. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both quarters ending February 28, 2005 and February 29, 2004, respectively. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                         Quarter Ended February 28, 2005

                                 [GRAPH CHART]

Daily Net Trading               Number of
Revenues ($ in millions)      Trading Days
(10)+                               -
(10)-(5)                            -
(5)-0                               -
0-5                                 4
5-10                               11
10-15                              11
15-20                              22
20-25                               9
25-30                               3
30+                                 1
                                   --
Total                              61


                         Quarter Ended February 29, 2004


                                 [GRAPH CHART]

Daily Net Trading               Number of
Revenues ($ in millions)      Trading Days
(10)+                               -
(10)-(5)                            -
(5)-0                               1
0-5                                 4
5-10                                8
10-15                              20
15-20                              13
20-25                               9
25-30                               3
30+                                 3
                                   --
Total                              61

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivatives contracts in a gain position at February 28, 2005 and November 30, 2004 approximated $3.74 billion and $4.56 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 28, 2005:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                 Exposure,       Percentage of
                                                  Net of         Exposure, Net
Rating (2)      Exposure      Collateral(3)   Collateral(4)      of Collateral
------------------------------------------------------------------------------
AAA              $1,491           $  370          $1,170               31%
AA                2,116              951           1,237               33%
A                 1,904              987             970               26%
BBB                 383              394             177                5%
BB and lower      1,332            2,885             179                5%
Non-rated             4                1               3                0%
------------------------------------------------------------------------------
      (1) Excluded are covered transactions structured to ensure that the market values of collateral will at all times equal or exceed the related exposures. The net exposure for these transactions will, under all circumstances, be zero.

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

                         Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company has provided reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". The ultimate resolution may differ from the amounts reserved.

Fezanni, et al. v. Bear, Stearns & Co. Inc., et al.

As previously reported in the Company's Form 10-K for the fiscal year ended November 30, 2004 ("Form 10-K"), Bear Stearns, BSSC and a former officer of BSSC, were named as defendants in a lawsuit in United States District Court for the Southern District of New York brought by eleven individuals and entities that allegedly purchased securities underwritten by A.R. Baron & Company, Inc., a firm for which BSSC provided clearing services. On April 6, 2004, the district court granted motions to dismiss all causes of action that plaintiffs brought against Bear Stearns, BSSC, and the former officer of BSSC.

On or about September 23, 2004, as also reported in the Company's Form 10-K, the plaintiffs filed an amended complaint against Bear Stearns, BSSC, a former officer of BSSC and other individuals and entities. As a result of plaintiffs' failure to seek the district court's leave prior to filing their amended complaint, the court subsequently mandated plaintiffs to formally move the court for permission to file an amended complaint. On March 1, 2005, the court granted in part and denied in part plaintiffs' motion seeking permission to file an amended complaint. Plaintiffs have until April 8, 2005 to re-file their amended complaint consistent with the court's March 1, 2005 order.

IPO Allocation Securities and Antitrust Litigations

As previously reported in the Company's Form 10-K, the Company, along with many other financial services firms, has been named as a defendant in many putative class actions filed during 2001 and 2002 in the United States District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). In June 2004, plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers jointly moved for preliminary approval of a proposed settlement among the parties. The terms of the proposed settlement are complex but generally provide that (1) the insurers of these issuers will guarantee an ultimate recovery by plaintiffs, in this and related litigation, of $1 billion; (2) these issuers will assign to plaintiffs so-called "excess compensation" claims against the underwriter defendants, including Bear Stearns, that these issuers allegedly possess; and (3) plaintiffs will, upon final approval of the settlement, dismiss all claims against these issuers and the individual director and officer defendants.

By opinion and order dated February 15, 2005, the Court preliminarily approved the proposed settlement among the plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers. That preliminary approval, however, was conditioned upon certain changes being made to the terms of the settlement.

                                LEGAL PROCEEDINGS

The Company denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the first quarter of fiscal 2005:

-----------------------------------------------------------------------------------------------------------------
                                                                       Total Number of        Approximate Dollar
                                                                     Shares Purchased as     Value of Shares that
                                                                       Part of Publicly      May Yet Be Purchased
                      Total Number of Shares    Average Price Paid    Announced Plans or      Under the Plans or
Period                      Purchased                per Share           Programs (1)            Programs (1)
-----------------------------------------------------------------------------------------------------------------
12/1/04 - 12/31/04            750,480                $  102.89             750,480              $  561,268,066
1/1/05 - 1/31/05              459,976                   100.79             459,976               1,140,866,784
2/1/05 - 2/28/05              423,364                   100.44             423,364               1,098,342,814
                            ---------                                    ---------
Total                       1,633,820                   101.67           1,633,820
                            =========                                    ---------

(1) On January 5, 2005, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorization to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond. On January 7, 2004, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2004 and beyond. On November 30, 2004, the Compensation Committee of the Board of Directors approved a $200 million CAP Plan Earnings Purchase Authorization to allow the Company to purchase up to $200 million of common stock in fiscal 2005. The Repurchase Program has no set expiration or termination date.

                                Item 6. EXHIBITS

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


                                    The Bear Stearns Companies Inc.
                                    -------------------------------
                                           (Registrant)

Date: April 11, 2005                By: /s/ Jeffrey M. Farber
                                       -------------------------------
                                        Jeffrey M. Farber
                                        Controller
                                        (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


Exhibit No.   Description                                                            Page
-----------   -----------                                                            ----
(12)          Computation of Ratio of Earnings to Fixed Charges and to Combined        64
              Fixed Charges and Preferred Stock Dividends

(15)          Letter re: Unaudited Interim Financial Information                       65

(31.1)        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)      66
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)      67
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C.           68
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

(32.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C.           69
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002