Form 10-Q
period 2005-05-31
BEAR STEARNS COMPANIES INC
filed 2005-07-11
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

      As of July 6, 2005, the latest practicable date, there were 112,478,806 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Available Information..........................................................4

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Statements of Income (Unaudited)
            for the three months and six months ended May 31, 2005 and May
            31, 2004...........................................................5

            Condensed Consolidated Statements of Financial Condition
            as of May 31, 2005 (Unaudited) and November 30, 2004
            (Audited)..........................................................6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the six months ended May 31, 2005 and May 31, 2004.............7

            Notes to Condensed Consolidated Financial Statements
             (Unaudited)
               Note 1  Summary of Significant Accounting Policies..............8
               Note 2  Financial Instruments..................................15
               Note 3  Derivatives and Hedging Activities.....................15
               Note 4  Transfers of Financial Assets and Liabilities..........17
               Note 5  Variable Interest Entities and Mortgage Loan Special
                        Purpose Entities......................................20
               Note 6  Collateralized Financing Arrangements..................21
               Note 7  Earnings Per Share.....................................22
               Note 8  Regulatory Requirements................................22
               Note 9  Commitments and Contingencies..........................23
               Note 10 Guarantees.............................................25
               Note 11 Segment Data...........................................27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...........30

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
               Introduction...................................................31
               Certain Factors Affecting Results of Operations................31
               Forward-Looking Statements.....................................32
               Executive Overview.............................................32
                  Summary of Results..........................................32
                  Business Environment........................................33
               Results of Operations .........................................34
                  Firmwide Results............................................34
                  Business Segments...........................................38
                   Capital Markets............................................38
                   Global Clearing Services...................................40
                   Wealth Management..........................................41
               Liquidity and Capital Resources................................42
                  Financial Leverage..........................................42
                  Funding Strategy & Liquidity Risk Management................44
                  Capital Resources...........................................46

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Stock Repurchase Program....................................47
                  Cash Flows..................................................47
                  Regulated Subsidiaries......................................47
                  Merchant Banking and Private Equity Investments.............48
                  High Yield Positions........................................48
                  Contractual Obligations.....................................49
                  Commitments.................................................49
               Off-Balance-Sheet Arrangements.................................49
               Derivative Financial Instruments...............................50
               Critical Accounting Policies...................................51
                  Valuation of Financial Instruments..........................51
                  Controls Over Valuation of Financial Instruments............53
                  Merchant Banking............................................53
               Accounting and Reporting Developments..........................53
               Effects of Inflation...........................................54

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Value-At-Risk .................................................56
               Distribution of Daily Net Trading Revenues.....................59
               Credit Risk....................................................60

Item 4.     CONTROLS AND PROCEDURES...........................................61

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.................................................62

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES
               AND USE OF PROCEEDS............................................65

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............66

Item 6.     EXHIBITS..........................................................67

               Signature......................................................68

               Exhibit Index..................................................69

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                                            (Unaudited)
                                                      ---------------------------------------------------------
                                                          Three Months Ended            Six Months Ended
                                                      ---------------------------------------------------------
                                                        May 31,        May 31,        May 31,        May 31,
(in thousands, except share and per share data)          2005           2004           2005           2004
---------------------------------------------------------------------------------------------------------------
REVENUES
      Commissions                                     $    313,608   $    307,150   $    610,985   $    615,253
      Principal transactions                               980,179        930,525      1,958,812      1,880,061
      Investment banking                                   250,426        231,257        484,136        477,059
      Interest and dividends                             1,191,785        498,469      2,213,404      1,018,933
      Asset management and other income                     87,582         96,397        178,612        153,937
                                                      ---------------------------------------------------------
         Total revenues                                  2,823,580      2,063,798      5,445,949      4,145,243
      Interest expense                                     950,028        340,260      1,734,737        695,782
                                                      ---------------------------------------------------------
         Revenues, net of interest expense               1,873,552      1,723,538      3,711,212      3,449,461
                                                      ---------------------------------------------------------

  NON-INTEREST EXPENSES
      Employee compensation and benefits                   922,908        860,053      1,829,683      1,709,201
      Floor brokerage, exchange and clearance fees          57,262         59,647        114,580        116,547
      Communications and technology                        100,343         88,321        199,282        182,149
      Occupancy                                             40,756         34,768         80,350         68,383
      Advertising and market development                    34,577         29,315         63,149         55,216
      Professional fees                                     61,278         42,370        107,997         84,170
      Other expenses                                       193,989         97,588        275,404        191,341
                                                      ---------------------------------------------------------
         Total non-interest expenses                     1,411,113      1,212,062      2,670,445      2,407,007
                                                      ---------------------------------------------------------

      Income before provision for income taxes             462,439        511,476      1,040,767      1,042,454
      Provision for income taxes                           164,329        163,673        363,852        333,586
                                                      ---------------------------------------------------------
      Net income                                      $    298,110   $    347,803   $    676,915   $    708,868
                                                      =========================================================

      Net income applicable to common shares          $    291,667   $    340,609   $    663,994   $    694,255
                                                      =========================================================

      Basic earnings per share                        $       2.32   $       2.77   $       5.26   $       5.65
      Diluted earnings per share                      $       2.09   $       2.49   $       4.74   $       5.07
                                                      =========================================================

      Weighted average common shares outstanding:
         Basic                                         130,663,337    129,071,295    130,960,364    129,029,761
         Diluted                                       148,037,979    146,921,897    148,612,374    146,945,015
                                                      =========================================================

      Cash dividends declared per common share        $       0.25   $       0.20   $       0.50   $       0.40
                                                      =========================================================

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                                            (Unaudited)
                                                                                              May 31,       November 30,
(in thousands, except share data)                                                              2005             2004
-------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                              $   7,450,095    $   4,173,385
    Cash and securities deposited with clearing organizations or
      segregated in compliance with federal regulations                                        5,774,007        4,422,698
    Securities purchased under agreements to resell                                           41,726,622       45,395,149
    Securities received as collateral                                                          9,325,486        8,823,117
    Securities borrowed                                                                       63,770,643       69,793,266
    Receivables:
      Customers                                                                               38,323,459       32,114,305
      Brokers, dealers and others                                                              4,337,472          128,382
      Interest and dividends                                                                     330,965          315,686
    Financial instruments owned, at fair value                                                76,338,644       44,296,167
    Financial instruments owned and pledged as collateral, at fair value                      15,704,841       36,906,933
    Assets of variable interest entities and mortgage loan special purpose entities            8,829,618        4,837,121
    Property, equipment and leasehold improvements, net of accumulated depreciation
      and amortization of $904,790 and $816,646 in 2005 and 2004, respectively                   412,482          381,403
    Other assets                                                                               4,457,275        4,362,282
                                                                                           ------------------------------
    Total Assets                                                                           $ 276,781,609    $ 255,949,894
                                                                                           ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                                                  $  19,968,705    $  12,210,832
    Securities sold under agreements to repurchase                                            54,628,782       58,604,250
    Obligation to return securities received as collateral                                     9,325,486        8,823,117
    Securities loaned                                                                         11,030,601       10,718,592
    Payables:
      Customers                                                                               85,399,354       79,383,952
      Brokers, dealers and others                                                              3,139,021        2,344,731
      Interest and dividends                                                                     616,312          568,525
    Financial instruments sold, but not yet purchased, at fair value                          31,863,948       29,475,880
    Liabilities of variable interest entities and mortgage loan special purpose entities       8,317,337        4,761,981
    Accrued employee compensation and benefits                                                 1,370,111        1,677,655
    Other liabilities and accrued expenses                                                     1,791,809        1,546,230
                                                                                           ------------------------------
                                                                                             227,451,466      210,115,745
                                                                                           ------------------------------
    Commitments and contingencies (Note 9)

    Long-term borrowings                                                                      39,688,629       36,843,277
                                                                                           ------------------------------

STOCKHOLDERS' EQUITY
    Preferred stock                                                                              442,938          448,148
    Common stock, $1.00 par value; 500,000,000 shares authorized and
      184,805,848 shares issued as of both May 31, 2005 and November 30, 2004                    184,806          184,806
    Paid-in capital                                                                            3,844,737        3,548,379
    Retained earnings                                                                          6,779,503        6,176,871
    Employee stock compensation plans                                                          2,160,169        2,666,879
    Unearned compensation                                                                       (131,831)        (158,662)
    Treasury stock, at cost:
      Common stock: 72,361,248 and 81,018,928 shares as of May 31, 2005 and
        November 30, 2004, respectively                                                       (3,638,808)      (3,875,549)
                                                                                           ------------------------------
    Total Stockholders' Equity                                                                 9,641,514        8,990,872
                                                                                           ------------------------------
    Total Liabilities and Stockholders' Equity                                             $ 276,781,609    $ 255,949,894
                                                                                           ==============================

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                          (Unaudited)
                                                                                       Six Months Ended
                                                                                 -----------------------------
                                                                                   May 31,         May 31,
(in thousands)                                                                      2005            2004
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $    676,915    $    708,868
   Adjustments to reconcile net income to cash used in operating activities:
     Noncash items included in net income:
       Depreciation and amortization                                                   67,053          65,675
       Deferred income taxes                                                          (49,912)        (30,502)
       Employee stock compensation plans                                               36,258          20,854
       Other                                                                            3,689           4,306
   Changes in operating assets and liabilities:
       Cash and securities deposited with clearing organizations or segregated
         in compliance with federal regulations                                    (1,351,309)     (3,361,809)
       Securities borrowed, net of securities loaned                                6,334,632       3,324,942
       Net receivables from customers                                                (193,752)      6,481,788
       Net receivables from brokers, dealers and others                            (3,566,222)      1,906,018
       Financial instruments owned                                                (12,309,150)    (10,555,006)
       Other assets                                                                    46,157         (18,587)
       Securities sold under agreements to repurchase, net of securities
         purchased under agreements to resell                                        (306,941)     (5,054,296)
       Financial instruments sold, but not yet purchased                            2,388,068       5,015,946
       Accrued employee compensation and benefits                                    (312,473)        (67,500)
       Other liabilities and accrued expenses                                         576,830         194,625
                                                                                 -----------------------------
            Cash used in operating activities                                      (7,960,157)     (1,364,678)
                                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, equipment and leasehold improvements                    (98,132)        (51,095)
                                                                                 -----------------------------
            Cash used in investing activities                                         (98,132)        (51,095)
                                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from (payments for) short-term borrowings                       7,757,873      (1,435,906)
       Net proceeds from issuance of long-term borrowings                           7,693,780       5,443,454
       Payments for retirement/repurchase of long-term borrowings                  (3,927,525)     (4,026,012)
       Proceeds from issuances of derivatives with a financing element, net           151,423          99,335
       Issuance of common stock                                                       117,883         135,793
       Redemption of preferred stock                                                   (5,210)        (49,043)
       Redemption of preferred stock issued by a subsidiary                                --        (300,000)
       Treasury stock purchases - common stock                                       (382,554)       (272,403)
       Cash dividends paid                                                            (70,671)        (56,673)
                                                                                 -----------------------------
            Cash provided by (used in) financing activities                        11,334,999        (461,455)
                                                                                 -----------------------------
         Net increase (decrease) in cash and cash equivalents                       3,276,710      (1,877,228)
       Cash and cash equivalents, beginning of year                                 4,173,385       3,837,570
                                                                                 -----------------------------
       Cash and cash equivalents, end of period                                  $  7,450,095    $  1,960,342
                                                                                 =============================

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

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

      All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation. During the quarter ended May 31, 2005, the Company changed the income statement presentation of certain servicing fees and asset-based retail investor advisory fees. All net servicing fees are included in the investment banking line on the Condensed Consolidated Statements of Income. Asset-based retail investor advisory fees are included in the asset management and other income line on the Condensed Consolidated Statements of Income. Within the Capital Markets segment, certain servicing fees have been reclassified from Investment Banking to Fixed Income. These reclassifications in both the Condensed Consolidated Statements of Income and the Capital Markets segment were made to prior period amounts to conform to the current period's presentation.

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      The Condensed Consolidated Statement of Financial Condition as of May 31, 2005, the Condensed Consolidated Statements of Income for the three and six months ended May 31, 2005 and May 31, 2004 and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2005 and May 31, 2004 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2004 and related information was derived from the audited financial statements.

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

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Derivative Instruments and Hedging Activities

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), are carried in the Company's Condensed Consolidated Statements of Financial Condition at fair value, with changes in fair value recorded in current earnings. Designated hedged items in fair value hedging relationships are marked for the risk being hedged, with such changes recorded in current earnings.

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

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

      Earnings Per Share

      Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share" and EITF Statement No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended ("CAP Plan"), as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

      Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      guidance provided by SFAS No. 148. As a result, commencing with options granted after November 30, 2002, the Company expenses the fair value of stock options issued to employees over the related vesting period. Prior to December 1, 2002, the Company elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense had been recognized for stock option awards granted prior to December 1, 2002 because the exercise price was at the fair market value of the Company's common stock on the grant date.

      The cost related to stock-based compensation included in the determination of net income for the three and six months ended May 31, 2005 and May 31, 2004 is less than that which would have been recognized if the fair value-based method had been applied to stock option awards since the original effective date of SFAS No. 123.

      The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding awards in each period.

                                                                Three Months Ended       Six Months Ended
-------------------------------------------------------------------------------------------------------------
                                                                May 31,     May 31,     May 31,     May 31,
(in millions,  except  per  share amounts)                       2005        2004        2005        2004
-------------------------------------------------------------------------------------------------------------
Net income, as reported                                         $  298.1    $  347.8    $  676.9    $  708.9

Add: Stock-based employee compensation plans expense included
in reported net income, net of related tax effects                   8.5         3.7        20.7        11.9

Deduct: Total stock-based employee compensation plans expense determined under the fair value based method, net of related
tax effects                                                        (12.0)      (11.7)      (27.7)      (28.1)
-------------------------------------------------------------------------------------------------------------
Pro forma net income                                            $  294.6    $  339.8    $  669.9    $  692.7
=============================================================================================================
Earnings per share:
   Basic - as reported                                          $   2.32    $   2.77    $   5.26    $   5.65
   Basic - pro forma                                            $   2.29    $   2.71    $   5.21    $   5.53
   Diluted - as reported                                        $   2.09    $   2.49    $   4.74    $   5.07
   Diluted - pro forma                                          $   2.07    $   2.44    $   4.69    $   4.96
=============================================================================================================


      Statement of Cash Flows

      For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments with original maturities of three months or less that are not part of the Company's trading inventory. Cash payments for interest approximated interest expense for the six months ended May 31, 2005 and May 31, 2004. Income taxes paid totaled $77.6 million and $301.5 million for the six months ended May 31, 2005 and May 31, 2004, respectively.

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

      Accounting and Reporting Developments

      The American Jobs Creation Act ("the Act"), which was signed into law on October 22, 2004, provides a temporary incentive for US companies to repatriate accumulated foreign earnings. A corporation that is a US shareholder of controlled foreign corporations may (subject to various limitations) elect to deduct 85% of certain cash dividends that it receives from those controlled foreign corporations during the election year. The election year may be either the last taxable year beginning before the date of enactment or the first taxable year beginning during the one-year period starting on the date of enactment. With respect to the Company, the election year could have been either the fiscal year ended November 30, 2004 or will be the fiscal year ending November 30, 2005. Since the Act became effective during the fourth quarter of the Company's fiscal year ended November 30, 2004 and the US Treasury Department had not yet issued necessary regulatory guidance with respect to these statutory provisions, the Company was unable to evaluate the effects of the repatriation provision with respect to any unrepatriated foreign earnings as of November 30, 2004 and accordingly did not elect to remit qualifying cash dividends for the November 30, 2004 fiscal year. The US Treasury has issued some guidance on this provision recently, but additional guidance is still expected. For the fiscal year ending November 30, 2005, the Company will complete its evaluation after the US Treasury has issued the remaining guidance that is expected. However, if the Company decides to repatriate its current pool of accumulated foreign earnings under these provisions, it does not expect the income tax on such repatriation, if any, to be material.

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." SFAS No. 123 (R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95 "Statement of Cash Flows." SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. In April 2005, the SEC amended the effective date of SFAS No. 123
      (R) to provide additional time for companies to comply with the reporting

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      requirements. The Company will adopt SFAS No. 123 (R) on December 1, 2005, as required and does not expect a material impact on the consolidated financial statements.

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123
      (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). SAB No. 107 is effective March 29, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

      In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus applies to voting right entities not within the scope of FIN No. 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                       May 31,     November 30,
(in thousands)                                          2005           2004
-------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS OWNED:
   US government and agency                          $ 9,035,412   $  6,043,204
   Other sovereign governments                           874,567      1,316,206
   Corporate equity and convertible debt              16,703,361     15,788,681
   Corporate debt and other                           20,715,243     14,857,555
   Mortgages, mortgage- and asset-backed              31,129,142     30,485,546
   Derivative financial instruments                   13,585,760     12,711,908
-------------------------------------------------------------------------------
                                                     $92,043,485   $ 81,203,100
===============================================================================

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
   US government and agency                          $ 9,109,010   $  8,851,452
   Other sovereign governments                         1,281,817      1,240,916
   Corporate equity and convertible debt               5,498,759      6,386,064
   Corporate debt and other                            3,129,363      2,896,233
   Mortgages, mortgage- and asset-backed                 217,528        428,909
   Derivative financial instruments                   12,627,471      9,672,306
-------------------------------------------------------------------------------
                                                     $31,863,948   $ 29,475,880
===============================================================================

      As of May 31, 2005 and November 30, 2004, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial Instruments Owned and Pledged as Collateral, at Fair Value" in the Condensed Consolidated Statements of Financial Condition.

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

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At May 31, 2005, the Company's most significant concentrations are related to US government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the US government and agencies.

3.    DERIVATIVES AND HEDGING ACTIVITIES

      The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments for proprietary trading and to manage its exposure to market and credit risk. These risks include interest rate, exchange rate and equity price risk. A derivative is defined as a financial contract whose value is

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      based on underlying reference such as interest rates, currencies, commodities, market indices or securities. This includes futures, forwards, swap or option contracts, as well as caps, floors and collars. Generally, these financial instruments represent commitments or rights to exchange interest payment streams or currencies or to purchase or sell other securities at specific terms at specified future dates. Option contracts generally provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date or dates. These financial instruments may result in market and/or credit risk in excess of amounts recorded in the Condensed Consolidated Statements of Financial Condition.

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

      Derivatives Credit Risk

      Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate ("LIBOR")), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, credit derivatives, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

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

      SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances), be carried on the Company's Condensed Consolidated Statement of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three and six month periods ended May 31, 2005 and May 31, 2004.

4.    TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

      Securitizations

      The Company is a market leader in mortgage-backed securitization and other structured financing arrangements. In the normal course of business, the Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Securitization transactions are generally treated as sales, provided that control has been relinquished. In connection with securitization transactions, the Company establishes special-purpose entities ("SPEs"), in which transferred assets, including commercial and residential mortgages, consumer receivables and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. Transferred assets are accounted for at fair value prior to securitization. The majority of the Company's involvement with SPEs relates to securitization transactions meeting the definition of a QSPE under the provisions of SFAS No. 140. Provided it has relinquished control over such assets, the Company derecognizes financial assets transferred in securitizations and does not consolidate the financial statements of QSPEs. For SPEs that do not meet the QSPE criteria, the Company uses the guidance in FIN No. 46
      (R) to determine whether the SPE should be consolidated.

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. These retained interests are included in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition and are

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are generally based on observable transactions in similar securities and are further verified by external pricing sources, when available.

      The Company's securitization activities are detailed below:

                                                                       Other
                                                      Agency       Mortgage- and
                                                  Mortgage-Backed   Asset-Backed
--------------------------------------------------------------------------------
(in billions)
--------------------------------------------------------------------------------
Total securitizations
    Six months ended May 31, 2005                      $14.2         $39.6
    Six months ended May 31, 2004                      $16.4         $28.3
Retained interests
   As of May 31, 2005                                   $1.8          $1.8
   As of November 30, 2004                              $2.6          $1.9
--------------------------------------------------------------------------------

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the six months ended May 31, 2005 and May 31, 2004:

                                                                       Other
                                                      Agency       Mortgage- and
                                                  Mortgage-Backed   Asset-Backed
--------------------------------------------------------------------------------
(in millions)
--------------------------------------------------------------------------------
Cash flows received from retained interests
    Six months ended May 31, 2005                    $  158.6       $  115.6
    Six months ended May 31, 2004                    $  172.1       $   67.5
Cash flows from servicing
    Six months ended May 31, 2005                    $    0.4       $   14.0
    Six months ended May 31, 2004                    $     --       $    6.8
--------------------------------------------------------------------------------

      The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the swap curve plus a spread. Key points on the swap curve at May 31, 2005 were 3.96% for two-year swaps, 4.42% for 10-year swaps, and ranged from 3.34% to 4.77%. These models also consider prepayment speeds as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

      Weighted average key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at May 31, 2005 were as follows:

                                                                       Other
                                                      Agency       Mortgage- and
                                                  Mortgage-Backed   Asset-Backed
--------------------------------------------------------------------------------
Weighted average life (years)                            6.4           3.8
Average prepayment speeds (annual rate)               7% - 38%       0% - 54%
Credit losses                                           0.31%          5.08%
--------------------------------------------------------------------------------

      The following hypothetical sensitivity analysis as of May 31, 2005 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                       Other
                                                      Agency       Mortgage- and
                                                  Mortgage-Backed   Asset-Backed
--------------------------------------------------------------------------------
(in millions)
--------------------------------------------------------------------------------
Interest rates
     Impact of 50 basis point adverse change        $ (25.9)        $ (31.9)
     Impact of 100 basis point adverse change         (31.0)          (72.7)
--------------------------------------------------------------------------------
Prepayment speeds
     Impact of 10% adverse change                      (2.7)          (28.5)
     Impact of 20% adverse change                      (4.9)          (50.9)
--------------------------------------------------------------------------------
Credit losses
     Impact of 10% adverse change                      (2.0)          (21.4)
     Impact of 20% adverse change                      (4.0)          (41.6)
--------------------------------------------------------------------------------

      In the normal course of business, the Company originates and purchases conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans and sells such loans to investors. In connection with these activities, the Company may retain mortgage servicing rights ("MSRs") that entitle the Company to a future stream of cash flows based on the contractual servicing fee. In addition, the Company may purchase and sell MSRs. At May 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                    Fixed-Rate    Adjustable-
                                        Sub-Prime      Prime      Rate Prime
                                          Loans    & Alt-A Loans  & Alt-A Loans
-------------------------------------------------------------------------------
(in millions)
-------------------------------------------------------------------------------
Fair Value of MSRs                       $  125.4     $  67.3     $  146.4

Constant prepayment rate (in CPR)        15% - 45%    19% - 24%   30% - 35%

Impact on fair value of:
     5 CPR adverse change                $  (11.6)    $ (10.2)    $  (21.4)
     10 CPR adverse change                  (21.4)      (18.2)       (35.4)

Discount Rate                                14%         10%          13%

Impact on fair value of:
     5% adverse change                   $   (9.9)    $  (8.0)    $  (11.2)
     10% adverse change                     (18.1)      (14.2)       (20.7)
-------------------------------------------------------------------------------

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

      MSRs, which are included in "Other Assets" on the Condensed Consolidated Statements of Financial Condition, are reported at the lower of amortized cost or market. MSRs are amortized in proportion to and over the period of estimated net servicing income. MSRs are periodically evaluated for impairment based on the fair value of those rights determined by using market-based models which discounts anticipated future net cash flows considering loan prepayment predictions, interest rates, default rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, the Company stratifies MSRs by securitizations, which are collateralized by loans with similar predominant risk characteristics. The excess of

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      amortized cost over market value is reflected as a valuation allowance at balance sheet dates. The Company's MSRs activities for the six months ended May 31, 2005 and May 31, 2004 were as follows:

                                 May 31, 2005  May 31, 2004
-----------------------------------------------------------
(in millions)
-----------------------------------------------------------
  Balance, beginning of period     $  230.2    $  108.0
        Additions                     154.4        86.2
        Amortization                  (55.4)      (21.9)
        Recovery/(impairment)           2.7       (13.3)
-----------------------------------------------------------
  Balance, end of period           $  331.9    $  159.0
===========================================================

      Changes in the MSR valuation allowance for the six months ended May 31, 2005 and May 31, 2004 were as follows:

                                 May 31, 2005  May 31, 2004
-----------------------------------------------------------
(in millions)
-----------------------------------------------------------
  Balance, beginning of period     $  (33.7)   $   (6.6)
         Recovery/(impairment)          2.7       (13.3)
-----------------------------------------------------------
  Balance, end of period           $  (31.0)   $  (19.9)
===========================================================

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

      Assets held by VIEs, which are currently consolidated because the Company is the primary beneficiary approximated $887 million at May 31, 2005. At May 31, 2005, the Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $350 million, which represents the fair value of its interests in the VIEs.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $3.8 billion. At May 31, 2005, the

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Company's maximum exposure to loss from these entities approximates $15.8 million, which represents the fair value of its interests and is reflected in the condensed consolidated financial statements.

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

      The Company has retained call options on a limited number of securitization transactions that require the Company to continue recognizing the assets subject to the call options, which approximated $6.6 billion at May 31, 2005.

      The Company has a limited number of mortgage securitizations which did not meet the criteria for sale treatment under SFAS No. 140 as the securitization vehicles were not QSPEs. The assets in these mortgage securitizations approximated $1.4 billion at May 31, 2005.

6.    COLLATERALIZED FINANCING ARRANGEMENTS

      The Company enters into secured borrowing or lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

      The Company receives collateral under reverse repurchase agreements, securities borrowing transactions, derivative transactions, customer margin loans and other secured money-lending activities. The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial Instruments Owned and Pledged As Collateral, at Fair Value" in the Condensed Consolidated Statements of Financial Condition. In many instances, the Company is also permitted by contract or custom to rehypothecate securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions.

      At May 31, 2005 and November 30, 2004, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $244.04 billion and $259.01 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $178.98 billion and $163.95 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at May 31, 2005 and November 30, 2004, respectively.

      The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $26.84 billion at May 31, 2005.

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.    EARNINGS PER SHARE

      Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the CAP Plan, as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of Basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

      The computations of Basic and Diluted EPS are set forth below:

                                                           Three Months Ended        Six Months Ended
---------------------------------------------------------------------------------------------------------
                                                          May 31,      May 31,      May 31,       May 31,
(in thousands, except per share amounts)                   2005         2004         2005          2004
---------------------------------------------------------------------------------------------------------
Net income                                              $ 298,110    $ 347,803    $ 676,915    $ 708,868
Preferred stock dividends                                  (6,443)      (7,194)     (12,921)     (14,613)
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-vested shares                10,894       17,553       24,761       35,178
---------------------------------------------------------------------------------------------------------
Net earnings used for basic EPS                           302,561      358,162      688,755      729,433
Income adjustment (net of tax) applicable to deferred
    compensation arrangements-nonvested shares              7,099        7,865       14,937       15,372
---------------------------------------------------------------------------------------------------------
Net earnings used for diluted EPS                       $ 309,660    $ 366,027    $ 703,692    $ 744,805
=========================================================================================================
Total basic weighted average common
   shares outstanding (1)                                 130,663      129,071      130,960      129,030
---------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Employee stock options                                   3,879        3,471        4,117        3,471
    CAP and restricted units                               13,496       14,380       13,535       14,444
---------------------------------------------------------------------------------------------------------
Dilutive potential common shares                           17,375       17,851       17,652       17,915
---------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding and dilutive potential common shares       148,038      146,922      148,612      146,945
=========================================================================================================

Basic EPS                                               $    2.32    $    2.77    $    5.26    $    5.65
Diluted EPS                                             $    2.09    $    2.49    $    4.74    $    5.07
=========================================================================================================

      (1) Includes 17,447,028 and 24,573,060 vested units for the three months ended May 31, 2005 and May 31, 2004, respectively, and 18,856,095 and 25,171,895 vested units for the six months ended May 31, 2005 and May 31, 2004, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

8.    REGULATORY REQUIREMENTS

      Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and the capital rules of the NYSE, the Commodity Futures Trading Commission ("CFTC") and other principal exchanges of which Bear Stearns and BSSC are members. At May 31, 2005, Bear Stearns' net capital of $1.25 billion exceeded the minimum requirement by $1.17 billion. Bear Stearns' net capital computation, as defined, includes $604.8 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

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

      At May 31, 2005, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

      In June 2004, the SEC adopted rule amendments relating to "Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities" that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the "Financial Conglomerates Directive" (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company is applying to the SEC during fiscal 2005 to be regulated under this new CSE regime effective December 1, 2005. The new framework will be a notable change in the Company's regulation, as activities which are currently transacted outside of SEC-regulated entities will come under the scope of SEC regulation and capital adequacy requirements. On becoming subject to the SEC's consolidated supervision, the Company will be required to report to the SEC computations of the Company's consolidated capital adequacy. Although the application process is not yet complete, the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis.

9.    COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At May 31, 2005, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2005 through 2009 and the aggregate amount thereafter, are as follows:

      ----------------------------------------------------
      (in thousands)
      ----------------------------------------------------
      FISCAL YEAR
      2005 (remaining)                           $  33,687
      2006                                          72,718
      2007                                          72,320
      2008                                          72,202
      2009                                          60,158
      Thereafter                                   250,050
      ----------------------------------------------------

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment grade borrowers aggregated approximately $2.08 billion

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      at May 31, 2005. Of this amount, approximately $383.5 million was hedged at May 31, 2005. Lending-related commitments to non-investment-grade borrowers approximated $2.19 billion at May 31, 2005.

      The Company also has contingent commitments to investment grade and non-investment-grade companies of approximately $1.48 billion as of May 31, 2005. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At May 31, 2005, such commitments aggregated $301.2 million. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2013.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase new issues of securities aggregating $1.07 billion at May 31, 2005. In connection with the Company's equity underwriting, the Company had commitments to purchase new issues of securities of $32.3 million.

      Commercial and Residential Loans

      The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At May 31, 2005, the Company had entered into commitments to purchase or finance mortgage loans of $4.7 billion.

      Letters of Credit

      At May 31, 2005, the Company was contingently liable for unsecured letters of credit of approximately $2.51 billion and letters of credit of $1.02 billion secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $169.5 million at May 31, 2005.

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

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of May 31, 2005:

                                              Amount of Guarantee Expiration Per Period
                                             --------------------------------------------
                                                           One        Three   Greater
                                             Less Than   to Three    to Five  than Five
(in millions)                                 One Year     Years      Years     Years       Total
--------------------------------------------------------------------------------------------------
Certain derivative contracts (notional)(1)    $172,547   $178,920   $192,089   $142,396   $685,952
Municipal securities                             2,471        154         --         --      2,625
Residual value guarantee                            --         --        570         --        570
--------------------------------------------------------------------------------------------------

(1) The carrying value of these derivatives approximated $2.7 billion as of May 31, 2005.

      Derivative Contracts

      The Company's dealer activities cause it to make markets and trade a variety of derivative instruments. Certain derivative contracts that the Company has entered into meet the accounting definition of a guarantee under FIN No. 45. Derivatives that meet the FIN No. 45 definition of guarantees include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate the Company to make a payment), put options, as well as floors, caps and collars. Since the Company does not track the counterparties' purpose for entering into a derivative contract, it has disclosed derivative contracts that are likely to be used to protect against a change in an underlying financial instrument regardless of their actual use.

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. The derivative contracts are recorded at fair value, which approximated $2.7 billion at May 31, 2005.

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

      Municipal Securities

      In 1997, the Company established a program whereby it creates a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at May 31, 2005 was approximately $2.63 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.63 billion at May 31, 2005.

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 14, 2009 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of May 31, 2005, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

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

      Within the Capital Markets segment, certain servicing fees have been reclassified from Investment Banking to Fixed Income during the quarter ended May 31, 2005. These reclassifications within the Capital Market segment were made to prior period amounts to conform to the current period's presentation.

                        THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                        Three Months Ended              Six Months Ended
                                      ----------------------        -----------------------
                                      May 31,         May 31,       May 31,         May 31,
(in thousands)                         2005            2004          2005            2004
-------------------------------------------------------------------------------------------
NET REVENUES (1)

Capital Markets
     Institutional Equities        $   390,453    $   245,752    $   703,393    $   538,963
     Fixed Income                      808,013        860,443      1,673,520      1,699,742
     Investment Banking                231,935        233,597        449,329        466,215
-------------------------------------------------------------------------------------------
Total Capital Markets                1,430,401      1,339,792      2,826,242      2,704,920

Global Clearing Services               276,160        235,196        546,552        460,529

Wealth Management
     Private Client Services (2)       105,637        117,272        219,512        228,169
     Asset Management                   50,148         59,244        105,463        101,134
-------------------------------------------------------------------------------------------
Total Wealth Management                155,785        176,516        324,975        329,303

Other (3)                               11,206        (27,966)        13,443        (45,291)
-------------------------------------------------------------------------------------------

           Total net revenues      $ 1,873,552    $ 1,723,538    $ 3,711,212    $ 3,449,461
===========================================================================================

PRE-TAX INCOME

Capital Markets                    $   455,776    $   479,482    $   937,459    $   988,132
Global Clearing Services               142,989         98,225        280,763        184,446
Wealth Management                        6,054         25,719         21,033         46,586
Other (3)                             (142,380)       (91,950)      (198,488)      (176,710)
-------------------------------------------------------------------------------------------

           Total pre-tax income    $   462,439    $   511,476    $ 1,040,767    $ 1,042,454
===========================================================================================

(1) Certain prior period items have been reclassified to conform to the current period's presentation.

                                                       Three months ended             Six months ended
                                                  May 31, 2005   May 31, 2004   May 31, 2005   May 31, 2004
                                                  ---------------------------------------------------------
(2)   Private Client Services Detail:
      Gross revenues, before transfer to
        Capital Markets segment                    $  130,284     $  139,266     $  263,579     $  276,895
      Revenue transferred to
        Capital Markets segment                       (24,647)       (21,994)       (44,067)       (48,726)
                                                   ----------     ----------     ----------     ----------
      Private Client Services net revenues         $  105,637     $  117,272     $  219,512     $  228,169
                                                   ==========     ==========     ==========     ==========

      (3) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $31.5 million and $44.5 million for the three months ended May 31, 2005 and May 31, 2004, respectively, and $69.5 million and $88.5 million for the six months ended May 31, 2005 and May 31, 2004, respectively.

                                                     As of
                                  ------------------------------------------
                                     May 31,      November 30,      May 31,
      (in thousands)                  2005            2004           2004
      ----------------------------------------------------------------------
      SEGMENT ASSETS (4)

      Capital Markets             $158,526,191   $157,141,644   $143,655,769
      Global Clearing Services     103,978,620     87,793,151     89,247,591
      Wealth Management              2,719,933      2,679,697      2,493,542
      Other                         11,556,865      8,335,402      6,197,871
      ----------------------------------------------------------------------
           Total segment assets   $276,781,609   $255,949,894   $241,594,773
      ======================================================================

(4) Certain prior period items have been reclassified within segment assets to conform to the current period's presentation.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of May 31, 2005, and the related condensed consolidated statements of income for the three month and six month periods ended May 31, 2005 and 2004 and cash flows for the six month periods ended May 31, 2005 and 2004. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

/s/ Deloitte & Touche LLP
New York, New York
July 8, 2005

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three and six months of 2005 and 2004 refer to the three and six months ended May 31, 2005 and May 31, 2004, respectively, and all references to quarters are to the Company's fiscal quarters.

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

EXECUTIVE OVERVIEW

Summary of Results

The Company achieved record net revenues during the quarter ended May 31, 2005. Net revenues for the 2005 quarter increased 8.7% from the quarter ended May 31, 2004 while pre-tax earnings decreased 9.6% during the same period. Pre-tax profit margin for the 2005 quarter decreased to 24.7% when compared with 29.7% in the 2004 quarter. Annualized return on average common equity was 13.5% for the quarter ended May 31, 2005 versus 19.6% in the prior year quarter. The decline in pre-tax earnings compared to the 2004 quarter is principally the result of a $100 million increase in litigation related reserves. Excluding the charge, pre-tax earnings would have increased 9.0% in the 2005 quarter when compared to the 2004 quarter and pre-tax profit margin for the 2005 quarter would have been 29.8%.

Capital Markets net revenues increased 6.8% to $1.43 billion for the 2005 quarter compared to $1.34 billion for the 2004 quarter. Within the Capital Markets segment, institutional equities net revenues for the 2005 quarter increased 58.9% to $390.5 million from $245.8 million for the comparable prior year quarter. Equity derivatives revenues increased during the 2005 quarter reflecting increased customer activity. US listed and international equity sales and trading net revenues increased due to higher trading volumes and increased market share. In addition, the 2005 quarter includes principal gains of approximately $48 million associated with the Company's investment in the International Securities Exchange ("ISE"). Fixed income net revenues decreased 6.1% to $808.0 million for the 2005 quarter from $860.4 million for the comparable prior year quarter primarily due to a decline in mortgage-backed securities revenues from the record levels reached in the prior year quarter. This decrease was partially offset by an increase in the credit product businesses which reached record levels as credit derivatives revenues increased during the 2005 quarter on significantly higher volume and increased structured origination activity. Investment banking revenues decreased 0.7% to $231.9 million for the 2005 quarter from $233.6 million for the 2004 quarter, reflecting a decline in underwriting revenues, partially offset by an increase in advisory services and merchant banking revenues.

Global Clearing Services net revenues increased 17.4% to $276.2 million for the 2005 quarter from $235.2 million in the 2004 quarter. Increased average customer margin and short sale balances resulted in an increase in net interest revenues of 34.2% to $196.1 million from $146.1 million in the 2004 quarter. Partially offsetting the increase in net interest revenues was a 18.3% decline in clearance commission revenues to $67.5 million in the 2005 quarter from $82.6 million in the 2004 quarter resulting from lower average rates from prime brokerage and fully disclosed clients and slightly lower trading volumes from prime brokerage clients.

Wealth Management net revenues decreased 11.7% to $155.8 million for the 2005 quarter from $176.5 million in the quarter ended May 31, 2004. Revenues from private client services decreased due to lower levels of investor

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

activity. Asset management revenues during the 2005 quarter also decreased compared to the 2004 quarter which included a gain on the sale of the mutual funds business to Dreyfus of $21.5 million. Excluding the gain on the sale, asset management revenues increased during the 2005 quarter reflecting increased management fees on higher levels of traditional and alternative assets under management.

Business Environment

Fiscal 2005 Quarter

The business environment during the Company's second quarter ended May 31, 2005 was generally favorable due to an expanding US economy and continued low interest rates. Favorable job reports and an active housing market provided ongoing support to economic activity. However, concerns about rising energy prices and inflation caused consumer confidence to decline from the levels reached during the Company's first fiscal quarter. The Federal Reserve Board (the "Fed") met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 2.50% to 3.00% while continuing to maintain its position of taking a "measured" approach to monetary policy.

The major equity indices were mixed during the second quarter of 2005. The Dow Jones Industrial Average ("DJIA"), and the Standard & Poor's 500 Index ("S&P 500") decreased 2.8% and 1.0%, respectively, while the Nasdaq Composite Index ("NASDAQ") increased 0.8% during the quarter. Average daily trading volume on the New York Stock Exchange ("NYSE") and Nasdaq increased 7.2% and 0.1%, respectively, compared to the 2004 quarter. Industry-wide announced mergers and acquisitions ("M&A") volumes increased 29.7% while industry-wide completed M&A volumes decreased 39.8% in the 2005 quarter compared to the second quarter of 2004.

Fixed income activity continued to be strong during the 2005 quarter despite increased volatility associated with higher short term interest rates, a flattening yield curve and the significant widening of corporate credit spreads following the downgrade of General Motors. While the Fed continued to raise the federal funds rate during the 2005 quarter, long-term interest rates, as measured by the 10-year Treasury bond decreased during the 2005 quarter. At the close of the Company's second quarter of 2005, the 10-year Treasury bond yield was 4.00%, compared to 4.36% at the beginning of the quarter. Interest rates on 30-year fixed rate mortgages also decreased, causing home purchasing and refinance activity to remain at relatively high levels. However, agency collateralized mortgage obligation ("CMO") activity experienced an industry-wide decline from the levels achieved during the 2004 quarter. This decline was partially offset by growth in non-agency volumes.

Fiscal 2004 Quarter

The business environment during the Company's second quarter ended May 31, 2004 was characterized by a strengthening US economy and low inflation. Consumer confidence increased during the second quarter of fiscal 2004 reflecting the largest job growth rate in four years. Despite the Federal Reserve Board's decision to leave the federal funds rate unchanged at 1.00%, the expectation of higher interest rates pushed the rate on the benchmark 10-year treasury from 3.98% to 4.66% during the quarter. As a result, refinancing volumes slowed from previous record levels as mortgage rates continued to slowly rise.

The major indices were all slightly down during the quarter ended May 31, 2004. The DJIA and the S&P 500 decreased 3.7% and 2.1%, respectively, while the NASDAQ decreased 2.1%. Average daily trading volume on the NYSE and Nasdaq increased 4.2% and 15.8%, respectively, compared to the 2003 quarter. Continued fiscal and monetary stimulus and encouraging corporate profit reports served to increase equity new issue activity as well as US announced and completed M&A volumes, which increased 26.7% industry-wide compared to the May 2003 quarter.

The fixed income markets continued to perform extremely well in the second quarter of fiscal 2004, benefiting from the combination of a steep yield curve and the continued low level of interest rates. However diminished refinancing activity resulted in a significant decline in agency CMO activity with agency industry-wide issuance down approximately 40%. The decline in CMO activity was substantially offset by higher secondary mortgage-backed securities activity levels. Also, the steepening yield curve and favorable housing market experienced during the 2004 second quarter resulted in mortgage origination volume shifting to adjustable rate mortgages, contributing to strong

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

non-agency CMO activity. These factors led to the industry's continued solid performance in the second quarter of fiscal 2004.

RESULTS OF OPERATIONS

During the 2005 quarter, the Company changed the income statement presentation of certain servicing fees and asset-based retail investor advisory fees. All net servicing fees are included in the investment banking line on the Condensed Consolidated Statements of Income. Asset-based retail investor advisory fees are included in the asset management and other income line on the Condensed Consolidated Statements of Income. Within the Capital Markets segment, certain servicing fees have been reclassified from Investment Banking to Fixed Income. These reclassifications in both the Condensed Consolidated Statements of Income and the Capital Market segment were made to prior period amounts to conform to the current period's presentation.

Firmwide Results
The following table sets forth an overview of the Company's financial results:

                                               Three Months Ended                           Six Months Ended
(in thousands, except per share          ---------------------------------------------------------------------------------------
amounts, pre-tax profit margin and           May 31,         May 31,    % Increase       May 31,          May 31,    % Increase
return on average common equity)              2005             2004     (Decrease)        2005             2004       (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense        $ 1,873,552      $ 1,723,538         8.7%   $ 3,711,212      $ 3,449,461        7.6%
Income before provision for income tax   $   462,439      $   511,476        (9.6)%  $ 1,040,767      $ 1,042,454       (0.2)%
Net Income                               $   298,110      $   347,803       (14.3)%  $   676,915      $   708,868       (4.5)%
Diluted earnings per share               $      2.09      $      2.49       (16.1)%  $      4.74      $      5.07       (6.5)%
Pre-tax profit margin                           24.7%            29.7%                     28.0%            30.2%
Return on average common equity
(annualized)                                    13.5%            19.6%                     15.6%            20.5%

The Company reported net income of $298.1 million, or $2.09 per share (diluted), for the quarter ended May 31, 2005, which represented a decrease of 14.3% from $347.8 million, and 16.0% from $2.49 per share (diluted), for the quarter ended in 2004. The decline in net income and earnings per share is principally the result of a $100 million increase in litigation reserves related to the mutual fund matter. Excluding the charge, the Company would have reported net income of $365.1 million, or $2.56 per share (diluted), for the quarter ended 2005, which represented an increase of 5.0% from $347.8 million, and 2.8% from $2.49 per share (diluted), for the quarter ended 2004. Revenues, net of interest expense ("net revenues") increased 8.7% to $1.87 billion for the second quarter of 2005 from $1.72 billion for the 2004 quarter, due to increases in net interest revenues, principal transactions revenues, investment banking revenues and commission revenues, partially offset by a decrease in asset management and other income.

The Company reported net income of $676.9 million, or $4.74 per share (diluted), for the six months ended May 31, 2005, which represented a decrease of 4.5% from $708.9 million, and 6.5% from $5.07 per share (diluted), for the six months ended May 31, 2004. The 2005 period results include a pre-tax charge of $100.0 million related to the mutual fund trading legal matter. Excluding the charge, the Company would have reported net income of $743.9 million, or $5.21 per share (diluted), for the six months ended May 31, 2005, which represented an increase of 4.9% from $708.9 million, and 2.8% from $5.07 per share (diluted), for the six months ended May 31, 2004. Net revenues increased 7.6% to $3.71 billion for the six months ended May 31, 2005 from $3.45 billion for the six months ended May 31, 2004, due to increases in net interest revenues, principal transactions revenues, asset management and other income revenues and investment banking revenues, partially offset by a slight decrease in commission revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's commission revenues by reporting category were as follows:


                               Three Months Ended                        Six Months Ended
                         ------------------------------------------------------------------------------
                            May 31,        May 31,   % Increase     May 31,       May 31,   % Increase
(in thousands)               2005           2004     (Decrease)      2005          2004      (Decrease)
-------------------------------------------------------------------------------------------------------
Institutional            $   177,373   $   155,791      13.9%   $   341,806   $   318,817       7.2%
Clearance                     67,469        82,557     (18.3)%      134,612       162,115     (17.0)%
Retail & other                68,766        68,802      (0.1)%      134,567       134,321       0.2%
-------------------------------------------------------------------------------------------------------
Total commissions        $   313,608   $   307,150       2.1%   $   610,985   $   615,253      (0.7)%
=======================================================================================================

Commission revenues for the 2005 quarter increased 2.1% to $313.6 million from $307.2 million for the comparable prior year quarter. Institutional commissions increased 13.9% to $177.4 million for the 2005 quarter from $155.8 million for the comparable prior year quarter. The increase in institutional commissions is due to increased average daily trading volume on the NYSE and significant market share improvement. Clearance commissions decreased 18.3% to $67.5 million for the 2005 quarter from $82.6 million for the comparable prior year quarter reflecting lower average rates from both prime brokerage and fully disclosed clients and slightly lower trading volumes from prime brokerage clients. Retail and other commissions remained flat at $68.8 million in the 2005 quarter from the comparable prior year quarter.

Commission revenues for the six months ended May 31, 2005 decreased 0.7% to $611.0 million from $615.3 million for the comparable prior year period. Institutional commissions increased 7.2% to $341.8 million for the 2005 period from $318.8 million for the comparable prior year period. The increase in institutional commissions is due to increased average daily trading volume on the NYSE and significant market share improvement. Clearance commissions decreased 17.0% to $134.6 million for the six months ended May 31, 2005 from $162.1 million for the 2004 period reflecting lower average rates from prime brokerage and fully disclosed clients and slightly lower trading volumes from prime brokerage clients. Retail and other commissions increased slightly to $134.6 million in the 2005 period from $134.3 million in the comparable prior year period.

The Company's principal transactions revenues by reporting category were as follows:

                                      Three Months Ended                     Six Months Ended
                                   ----------------------------------------------------------------------------
                                      May 31,      May 31,   %(Decrease)    May 31,      May 31,    %(Decrease)
(in thousands)                         2005         2004      Increase       2005         2004       Increase
---------------------------------------------------------------------------------------------------------------
Fixed income                       $  546,836   $  693,761     (21.2)%    $1,177,706   $1,369,986    (14.0)%
Equities                              132,719       93,684      41.7%        229,860      215,716      6.6%
Derivative financial instruments      300,624      143,080     110.1%        551,246      294,359     87.3%
---------------------------------------------------------------------------------------------------------------
Total principal transactions       $  980,179   $  930,525       5.3%     $1,958,812   $1,880,061      4.2%
===============================================================================================================

Revenues from principal transactions for the 2005 quarter increased 5.3% to $980.2 million from $930.5 million for the corresponding prior year quarter due to an increase in derivative financial instruments revenues and equities revenues, partially offset by a decrease in fixed income revenues. Fixed income net revenues decreased 21.2% to $546.8 million for the 2005 quarter from $693.8 million for the comparable prior year quarter. Mortgage-backed securities net revenues declined when compared to the record results achieved during the 2004 quarter as a flattening yield curve and interest rate volatility created a more challenging operating environment. The Company's agency CMO volumes declined over 30% when compared to the 2004 quarter. The Company's non-agency CMO volumes, however, increased 12.9% when compared to the 2004 quarter, reflecting the strength of purchase mortgage activity and a significant increase in adjustable rate mortgage volumes. Overall, mortgage-backed securities origination revenues declined from the robust levels of the 2004 quarter due to the shifting market conditions. Secondary mortgage-backed securities revenues also declined from the 2004 quarter as an increase in hedging costs resulting from volatile market conditions offset increased volumes. The decrease in mortgage-backed securities revenues was partially offset by an increase in net revenues from the leveraged finance, distressed and high grade areas which benefited from increased volumes. Revenues derived from equities activities increased 41.7% to $132.7 million during the 2005 quarter from $93.7 million. The 2005 quarter included principal gains of $56.7 million associated with the Company's

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investment in the ISE. Also contributing to the increase in revenues from equities activities was an increase in energy related net revenues. Partially offsetting these increases was a decline in net revenues from convertible arbitrage and NYSE specialist activities reflecting lower market volatility and volume levels. Revenues from derivative financial instruments increased 110.1% to $300.6 million in the 2005 quarter from $143.1 million in the 2004 quarter, as credit derivatives revenues increased on significantly higher customer volumes and increased structured origination activity. Equity derivatives net revenues also increased when compared to the 2004 quarter, benefiting from substantially higher customer volumes.

Revenues from principal transactions for the six months ended May 31, 2005 increased 4.2% to $1.96 billion from $1.88 billion for the corresponding prior year period due to an increase in derivative financial instruments and equities revenues, partially offset by a decrease in fixed income revenues. Fixed income revenues decreased 14.0% to $1.18 billion for the 2005 period from $1.37 billion for the prior year period attributable to a decrease in mortgage-backed securities, partially offset by an increase in net revenues from the leveraged finance and distressed areas. Despite an increase in short term interest rates, flattening of the yield curve and the widening of credit spreads, the Company's fixed income revenues remained strong. Mortgage-backed securities origination revenues declined from the robust levels of the 2004 period due to the shifting market conditions. Secondary mortgage-backed securities revenues also declined from the 2004 period as an increase in hedging costs resulting from volatile market conditions offset increased volumes. This decrease was partially offset by an increase in revenues from the leveraged finance and distressed areas which benefited from increased volumes. Revenues derived from equities activities increased 6.6% to $229.9 million during the 2005 period from $215.7 million in the corresponding prior year period due primarily to principal gains associated with the Company's investment in the ISE of $56.7 million, partially offset by a decrease in convertible arbitrage revenues and NYSE specialist revenues. Revenues from derivative financial instruments increased 87.3% to $551.2 million in the 2005 period from $294.4 million in the 2004 period, due to increases in equity, credit and fixed income derivatives as a result of increased customer volume.

The Company's investment banking revenues by reporting category were as follows:

                            Three Months Ended                Six Months Ended
                           ------------------------------------------------------------------
                            May 31,    May 31,   % Increase   May 31,    May 31,   % Increase
(in thousands)               2005       2004     (Decrease)    2005       2004     (Decrease)
---------------------------------------------------------------------------------------------
Underwriting               $108,048   $117,424     (8.0)%    $252,038   $264,885     (4.9)%
Advisory and other fees      97,219     72,503     34.1%      177,349    168,138      5.5%
Merchant banking             45,159     41,330      9.3%       54,749     44,036     24.3%
---------------------------------------------------------------------------------------------
Total investment banking   $250,426   $231,257      8.3%     $484,136   $477,059      1.5%
=============================================================================================

Investment banking revenues increased 8.3% to $250.4 million for the 2005 quarter from $231.3 million for the 2004 quarter. Underwriting revenues decreased 8.0% to $108.0 million for the 2005 quarter from $117.4 million for the corresponding prior year quarter, primarily due to lower levels of high yield underwriting revenues during the quarter resulting from the widening of credit spreads. Equity underwriting also decreased modestly compared to the 2004 quarter reflecting the more challenging market conditions offset by the Company's improved market share of lead managed IPO and follow-on offerings. Advisory and other fees for the 2005 quarter increased 34.1% to $97.2 million from $72.5 million for the prior year quarter reflecting a significant increase in the Company's volume of completed M&A assignments during the quarter. Merchant banking revenues increased 9.3% to $45.2 million for the 2005 quarter, from $41.3 million for the prior year quarter.

Investment banking revenues increased 1.5% to $484.1 million for the six months ended May 31, 2005 from $477.1 million for the 2004 period. Underwriting revenues decreased 4.9% to $252.0 million for the 2005 period from $264.9 million for the corresponding prior year period, primarily due to lower levels of high yield underwriting revenues during the period resulting from the widening of credit spreads. Equity underwriting also decreased modestly compared to the 2004 period. These decreases were partially offset by an increase in municipal underwriting revenues during the 2005 period. Advisory and other fees for the 2005 period increased 5.5% to $177.3 million from $168.1 million for the prior year period reflecting higher servicing fees. Merchant banking revenues increased 24.3% to $54.7 million for the 2005 period, from $44.0 million for the comparable prior year period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest revenues (interest and dividend revenue less interest expense) increased 52.8% to $241.8 million for the 2005 quarter from $158.2 million for the 2004 quarter. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances and improved net interest margins. Average customer margin debt balances increased 25.7% to $58.7 billion for the 2005 quarter from $46.7 billion for the prior year quarter. Average customer short balances increased 12.4% to $86.8 billion for the 2005 quarter from $77.2 billion for the 2004 quarter. Average securities borrowed balances decreased slightly to $65.1 billion for the 2005 quarter from $65.3 billion for the 2004 quarter.

Net interest revenues increased 48.1% to $478.7 million for the six months ended May 31, 2005 from $323.2 million for the comparable 2004 period. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances and improved net interest margins. Average customer margin debt balances increased 25.1% to $58.4 billion for the 2005 period from $46.7 billion for the prior year period. Average customer short balances increased 15.6% to $87.6 billion for the 2005 period from $75.8 billion for the 2004 period and average securities borrowed balances increased 5.2% to $67.3 billion for the 2005 period from $64.0 billion for the 2004 period.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                     Three Months Ended                   Six Months Ended
                                 ---------------------------------------------------------------------------
                                    May 31,       May 31,   % Increase   May 31,       May 31,    % Increase
(in thousands)                       2005          2004     (Decrease)    2005          2004      (Decrease)
------------------------------------------------------------------------------------------------------------
Employee compensation and
  benefits                       $  922,908    $  860,053       7.3%   $1,829,683    $1,709,201       7.0%
Floor brokerage, exchange and
  clearance fees                     57,262        59,647      (4.0)%     114,580       116,547      (1.7)%
Communications and technology       100,343        88,321      13.6%      199,282       182,149       9.4%
Occupancy                            40,756        34,768      17.2%       80,350        68,383      17.5%
Advertising and market
  development                        34,577        29,315      17.9%       63,149        55,216      14.4%
Professional fees                    61,278        42,370      44.6%      107,997        84,170      28.3%
Other expenses                      193,989        97,588      98.8%      275,404       191,341      43.9%
------------------------------------------------------------------------------------------------------------
Total non-interest expenses      $1,411,113    $1,212,062      16.4%   $2,670,445    $2,407,007      10.9%
============================================================================================================

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 7.3% to $922.9 million for the 2005 quarter from $860.1 million for the 2004 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.3% for the 2005 quarter and 49.9% for the 2004 quarter. Full-time employees increased to 11,141 at May 31, 2005 from 10,469 at May 31, 2004.

Non-compensation expenses increased 38.7% to $488.2 million for the 2005 quarter from $352.0 million for the 2004 quarter. Non-compensation expenses as a percentage of net revenues increased to 26.1% for the 2005 quarter compared with 20.4% for the corresponding prior year quarter. The increase in non-compensation related costs when compared to the May 2004 quarter is principally related to a $100 million increase in litigation reserves (included in other expenses), increased communications and technology costs, occupancy and professional fees. Communications and technology costs increased 13.6% to $100.3 million for the 2005 quarter from $88.3 million for the corresponding prior year quarter, as increased head count resulted in higher voice and market data related costs. Occupancy costs increased 17.2% to $40.8 million for the 2005 quarter from $34.8 million for the 2004 quarter reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue. The increase in professional fees of 44.6% to $61.3 million for the 2005 quarter from $42.4 million for the 2004 quarter is attributable to higher levels of legal and audit & tax fees, temporary help and employment agency fees. Other expenses increased $96.4 million due to the increase in litigation reserves. CAP Plan related costs decreased to $31.5 million for the 2005 quarter from $44.5 million in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the comparable prior year quarter due to fewer CAP Plan units outstanding. The Company achieved a pre-tax profit margin of 24.7% for the 2005 quarter versus 29.7% for the 2004 quarter.

Employee compensation and benefits increased 7.0% to $1.83 billion for the six months ended May 31, 2005 from $1.71 billion for the comparable 2004 period, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 49.3% for the 2005 period compared to 49.5% for the 2004 period.

Non-compensation expenses increased 20.5% to $840.8 million for the six months ended May 31, 2005 from $697.8 million for the comparable 2004 period. Non-compensation expenses as a percentage of net revenues increased to 22.7% for the six months ended May 31, 2005 compared with 20.2% for the corresponding prior year period, primarily due to increased litigation reserves (included in other expenses). Professional fees increased 28.3% attributable to higher levels of legal fees, temporary help and employment agency fees. Communications and technology costs increased 9.4% as increased head count resulted in higher voice and market data related costs. Also contributing to the increase in non-compensation expenses is a 17.5% increase in occupancy costs, reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue. CAP Plan related costs decreased to $69.5 million for the 2005 period from $88.5 million in the comparable prior year period due to fewer CAP Plan units outstanding. The Company achieved a pre-tax profit margin of 28.0% for the 2005 period versus 30.2% for the 2004 period.

The Company's effective tax rate increased to 35.5% for the three months ended May 31, 2005 compared to 32.0% for the comparable prior year quarter. The Company's effective tax rate increased to 35.0% for the six months ended May 31, 2005 compared to 32.0% for the comparable prior year period.

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain prior year items have been reclassified between the Capital Markets and Global Clearing Services segments to conform to the current period's presentation. In addition, within the Capital Markets segment, certain servicing fees have been reclassified from Investment Banking to Fixed Income. These reclassifications in the segments were made to prior period amounts to conform to the current period's presentation.

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan. See Note 11, "Segment Data" in the Notes to Condensed Consolidated Financial Statements for complete segment information.

Capital Markets
---------------

                                 Three Months Ended                   Six Months Ended
                            ----------------------------------------------------------------------------
                               May 31,       May 31,   % Increase   May 31,       May 31,     % Increase
(in thousands)                  2005          2004     (Decrease)    2005          2004       (Decrease)
--------------------------------------------------------------------------------------------------------
Net revenues
  Institutional equities    $  390,453    $  245,752      58.9%   $  703,393    $  538,963      30.5%
  Fixed income                 808,013       860,443      (6.1)%   1,673,520     1,699,742      (1.5)%
  Investment banking           231,935       233,597      (0.7)%     449,329       466,215      (3.6)%
--------------------------------------------------------------------------------------------------------
Total net revenues          $1,430,401    $1,339,792       6.8%   $2,826,242    $2,704,920       4.5%
Pre-tax income              $  455,776    $  479,482      (4.9)%  $  937,459    $  988,132      (5.1)%
--------------------------------------------------------------------------------------------------------

The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients.

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned subsidiary, the NYSE and ISE specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 6.8% to $1.43 billion for the 2005 quarter compared to $1.34 billion for the 2004 quarter. Pre-tax income for Capital Markets decreased 4.9% to $455.8 million for the 2005 quarter from $479.5 million for the comparable prior year quarter. Pre-tax profit margin was 31.9% for the 2005 period compared with 35.8% for the 2004 period.

Institutional equities net revenues for the 2005 quarter increased 58.9% to $390.5 million from $245.8 million for the comparable prior year quarter. Net revenues from domestic and international institutional equity activities increased, reflecting higher trading volumes and market share gains. Equity derivatives net revenues increased significantly during the 2005 quarter reflecting increased customer activity. The 2005 quarter also included principal gains of approximately $48 million associated with the Company's investment in the ISE and small gains from certain energy related activities. Partially offsetting these gains was a decline in net revenues from NYSE specialist activities reflecting lower market volatility and volume levels.

Fixed income net revenues decreased 6.1% to $808.0 million for the 2005 quarter from $860.4 million for the comparable prior year quarter. Despite an increase in short term rates, flattening yield curve and widening of credit spreads, fixed income market activity remained robust as trading volumes were at record levels and customer activity across the fixed income area remained high. Mortgage-backed securities origination revenues declined from the robust levels of the 2004 quarter due to the shifting market conditions. The Company's agency CMO volumes declined over 30% when compared to the 2004 quarter. However, the Company's non-agency CMO volumes increased 12.9% when compared to the 2004 quarter, reflecting the strength of purchase mortgage activity and a significant increase in adjustable rate mortgage volumes. Secondary mortgage-backed securities revenues also declined from the 2004 quarter as increased hedging costs resulting from volatile market conditions offset increased volumes. The Company's foreign exchange and interest rate derivatives areas delivered solid results during the 2005 quarter. Net revenues from the credit businesses achieved record levels as credit derivatives revenues increased during the 2005 quarter on significantly higher customer volumes and increased structured origination activity. In addition, leveraged finance revenues increased reflecting increased acquisition finance activity.

Investment banking revenues decreased 0.7% to $231.9 million for the 2005 quarter from $233.6 million for the 2004 quarter. Underwriting revenues decreased 7.4% to $117.6 million for the 2005 quarter from $127.0 million for the corresponding prior year quarter, primarily due to lower levels of high yield underwriting revenues during the quarter resulting from the widening of credit spreads. Equity underwriting also decreased modestly compared to the 2004 quarter, reflecting the more challenging market conditions offset by the Company's improved market share of lead managed IPO and follow on offerings. Advisory and other fees for the 2005 quarter increased 6.0% to $69.2 million from $65.2 million for the prior year quarter reflecting a significant increase in the Company's volume of completed M&A assignments during the quarter. Merchant banking revenues increased 9.3% to $45.2 million for the 2005 quarter, from $41.3 million for the prior year quarter.

Net revenues for Capital Markets increased 4.5% to $2.83 billion for the six months ended May 31, 2005 compared to $2.70 billion for the comparable prior year period. Pre-tax income for Capital Markets decreased 5.1% to $937.5 million for the 2005 period from $988.1 million for the comparable prior year period. Pre-tax profit margin was 33.2% for the 2005 period compared with 36.5% for the 2004 period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Institutional equities net revenues for the 2005 six month period increased 30.5% to $703.4 million from $539.0 million for the comparable prior year quarter. Net revenues from domestic and international institutional equity activities increased, reflecting higher trading volumes and market share gains. Equity derivatives revenue increased significantly during the 2005 period reflecting increased customer activity. The 2005 period also includes principal gains of approximately $48 million associated with the Company's investment in the ISE. Partially offsetting these increases was a decline in net revenues from convertible arbitrage and NYSE specialist activities reflecting lower market volatility and volume levels.

Fixed income net revenues decreased 1.5% to $1.67 billion for the 2005 six month period from $1.70 billion for the comparable prior year period. Mortgage-backed securities origination revenues declined from the robust levels of the 2004 period due to the shifting market conditions. Secondary mortgage-backed securities revenues also declined from the 2004 period as hedging costs increased in volatile market conditions. Net revenues from the credit product businesses, particularly the distressed debt and credit derivatives areas, increased during the 2005 period reflecting heavy volumes. In addition, leveraged finance revenues increased on greater volume. The Company's foreign exchange and interest rate derivatives areas delivered solid results but were down from the prior year period.

Investment banking revenues decreased 3.6% to $449.3 million for the six months ended 2005 from $466.2 million for the 2004 period. Underwriting revenues decreased 3.2% to $269.8 million for the 2005 period from $278.8 million for the corresponding prior year period, primarily due to lower levels of high yield and equity underwriting revenues during the period. These decreases were partially offset by an increase in municipal underwriting revenues during the 2005 period compared to the 2004 period. Advisory and other fees for the 2005 period decreased 13.0% to $124.8 million from $143.4 million for the prior year period reflecting the industry-wide decline in completed M&A volume. Merchant banking revenues increased 24.3% to $54.7 million for the 2005 period, from $44.0 million for the comparable prior year period.

Global Clearing Services
------------------------

                   Three Months Ended                Six Months Ended
                  -----------------------------------------------------------------
                   May 31,     May 31,     %        May 31,     May 31,        %
(in thousands)      2005        2004    Increase     2005        2004      Increase
-----------------------------------------------------------------------------------
Net revenues      $276,160    $235,196    17.4%    $546,552    $460,529      18.7%
Pre-tax income    $142,989    $ 98,225    45.6%    $280,763    $184,446      52.2%
-----------------------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At May 31, 2005 and May 31, 2004, the Company held approximately $244.0 billion and $224.5 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 17.4% to $276.2 million for the 2005 quarter from $235.2 million in the 2004 quarter. Net interest revenues increased 34.2% to $196.1 million for the 2005 quarter from $146.1 million for the prior year quarter primarily reflecting a significant increase in average customer margin and short sale balances. Commission revenues decreased 18.3% to $67.5 million for the 2005 quarter from $82.6 million for the comparable prior year quarter reflecting lower average rates from prime brokerage and fully disclosed clients and slightly lower trading volumes from prime brokerage clients. Pre-tax income increased 45.6% to $143.0 million, from $98.2 million for the 2004 quarter, reflecting higher net revenues and stable expenses. Pre-tax profit margin was 51.8% for the 2005 quarter compared to 41.8% for the 2004 quarter.

Net revenues for Global Clearing Services increased 18.7% to $546.6 million for the six months ended May 31, 2005 from $460.5 million in the 2004 period. Net interest revenues increased 37.4% to $394.2 million for the 2005 period from $287.0 million for the prior year period primarily reflecting increased average customer margin and short sale balances. Commission revenues decreased 17.0% to $134.6 million for the 2005 period from $162.1 million for the comparable prior year period reflecting lower average rates from prime brokerage and fully disclosed clients and slightly lower trading volumes from prime brokerage clients. Pre-tax income increased 52.2% to $280.8

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million, from $184.4 million for the 2004 period, reflecting higher net revenues and stable expenses. Pre-tax profit margin was 51.4% for the 2005 period compared to 40.1% for the 2004 period.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:

---------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended               Six Months Ended
---------------------------------------------------------------------------------------------------------------
(in billions)                                      May 31, 2005    May 31, 2004    May 31, 2005    May 31, 2004
---------------------------------------------------------------------------------------------------------------
Margin debt balances, average for period             $   58.7        $   46.7        $   58.4        $   46.7
Margin debt balances, at period end                  $   53.9        $   44.4        $   53.9        $   44.4
Customer short balances, average for period          $   86.8        $   77.2        $   87.6        $   75.8
Customer short balances, at period end               $   82.5        $   74.9        $   82.5        $   74.9
Securities borrowed, average for period              $   65.1        $   65.3        $   67.3        $   64.0
Securities borrowed, at period end                   $   59.7        $   59.7        $   59.7        $   59.7
Free credit balances, average for period             $   30.6        $   28.1        $   30.8        $   27.3
Free credit balances, at period end                  $   31.6        $   28.8        $   31.6        $   28.8
Equity held in client accounts                       $  244.0        $  224.5        $  244.0        $  224.5


Wealth Management
-----------------

                               Three Months Ended                   Six Months Ended
                              -----------------------------------------------------------------------
                               May 31,      May 31,         %       May 31,    May 31,           %
(in thousands)                  2005         2004       Decrease     2005        2004        Decrease
-----------------------------------------------------------------------------------------------------
Net revenues
  Private Client Services     $105,637     $117,272       (9.9)%   $219,512     $228,169       (3.8)%
  Asset Management              50,148       59,244      (15.4)%    105,463      101,134        4.3%
-----------------------------------------------------------------------------------------------------
Total  net revenues           $155,785     $176,516      (11.7)%   $324,975     $329,303       (1.3)%
Pre-tax income                $  6,054     $ 25,719      (76.5)%   $ 21,033     $ 46,586      (54.9)%
-----------------------------------------------------------------------------------------------------

The Wealth Management segment is composed of the private client services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At May 31, 2005, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

Net revenues for Wealth Management decreased 11.7% to $155.8 million for the 2005 quarter from $176.5 million for the 2004 quarter. PCS revenues decreased 9.9% to $105.6 million for the 2005 quarter from $117.3 million for the 2004 quarter reflecting a reduction in individual investor activity levels during the quarter. Partially offsetting this decrease was an increase in fee income resulting from the continued growth in fee-based assets and ongoing development of the Company's private client advisory services product. Asset management revenues decreased 15.4% to $50.1 million for the 2005 quarter from $59.2 million for the 2004 quarter. The 2004 quarter included a $21.5 million gain on the sale of the mutual fund business to Dreyfus. Excluding the gain on the sale, asset management revenues increased 32.9% reflecting increased management fees on higher levels of traditional and alternative assets under management. Performance fees also improved on proprietary hedge fund products. Pre-tax income for Wealth Management decreased 76.5% to $6.1 million in the 2005 quarter from $25.7 million for the 2004 quarter, largely reflecting the impact of the Dreyfus transaction on the year ago quarter.

Net revenues for Wealth Management decreased 1.3% to $325.0 million for the six months ended May 31, 2005 from $329.3 million for the corresponding prior year period. PCS revenues decreased 3.8% to $219.5 million for the 2005 period from $228.2 million for the 2004 period reflecting a reduction in individual activity levels. Net interest revenues increased due to higher margin balances. In addition, there were higher levels of fee income during the 2005 period attributable to the Company's private client advisory services product. Asset management revenues increased 4.3% to $105.5 million for the 2005 period from $101.1 million for the 2004 period. The prior year period included a gain on the sale of the mutual fund business to Dreyfus. Excluding the gain on the sale, asset

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

management revenues have increased 32.5% due to higher levels of assets under management. Pre-tax income for Wealth Management decreased 54.9% to $21.0 million in the 2005 period from $46.6 million for the 2004 period due to the impact of the Dreyfus transaction on the year ago quarter.

Assets under management were $36.9 billion at May 31, 2005, reflecting a 35.2% increase from $27.3 billion in assets under management at May 31, 2004. The increase in assets under management reflects continued increases in traditional equity assets attributable to market appreciation and net inflows. In addition, fixed income assets increased due to the acquisition in the fourth quarter of 2004 of $6.1 billion of fixed income assets of Times Square Capital Management, Inc. Assets under management at May 31, 2005 include $6.0 billion of assets from alternative investment products, a slight decrease from $6.2 billion at May 31, 2004.

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

The Company's total assets at May 31, 2005 increased to $276.8 billion from $255.9 billion at November 30, 2004. The increase was primarily attributable to increases in financial instruments owned, receivables from customers, receivables from brokers, dealers and others, assets of variable interest entities and mortgage loan special purpose entities and cash and cash equivalents partially offset by a decrease in securities borrowed and securities purchased under agreements to resell. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $49.3 billion at May 31, 2005 from $45.8 billion at November 30, 2004. This change was primarily due to a net increase in long-term debt and an increase in equity due to earnings.

The Company's total capital base as of May 31, 2005 and November 30, 2004 was as follows:

                                       May 31, 2005        November 30, 2004
----------------------------------------------------------------------------
(in millions)
----------------------------------------------------------------------------
Long-Term Borrowings:
Senior debt                           $      39,426.1       $      36,580.8
Subordinated debt (1)                           262.5                 262.5
----------------------------------------------------------------------------
Total Long-Term Borrowings            $      39,688.6       $      36,843.3
Stockholders' equity:
Common stockholders' equity           $       9,198.6       $       8,542.8
Preferred stockholders' equity                  442.9                 448.1
----------------------------------------------------------------------------
Total Stockholders' Equity            $       9,641.5       $       8,990.9
----------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

----------------------------------------------------------------------------
Total Capital                         $      49,330.1       $      45,834.2
============================================================================
(1) Represents junior subordinated deferrable interest debentures issued by the Company, held by Bear Stearns Capital Trust III.

The amount of long-term debt as well as total capital that the Company maintains is driven by a number of factors, with particular focus on asset composition. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are primarily a function of the self-funding ability of its assets. The equity portion of total capital is primarily a function of on- and off-balance-sheet risks (i.e., market, credit and liquidity) and regulatory capital requirements. As such, the liquidity and risk characteristics of assets being held are critical determinants of both total capital and the equity portion thereof, thus significantly influencing the amount of leverage that the Company can employ.

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At May 31, 2005 and November 30, 2004, total assets of $276.8 billion and $255.9 billion were approximately 4.6% and 6.4%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

The following table presents total assets, adjusted assets and net adjusted assets with the resultant leverage ratios at May 31, 2005 and November 30, 2004. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its resale, securities borrowed and segregated cash assets renders net adjusted leverage as the most relevant measure.

(in billions, except ratios)         May 31, 2005            November 30, 2004
------------------------------------------------------------------------------
Total assets                          $   276.8                  $   255.9
Adjusted assets (1)                   $   220.0                  $   197.3
Net adjusted assets (2)               $   156.2                  $   127.5
Leverage ratio (3)                         27.9                       27.7
Adjusted leverage ratio (4)                22.2                       21.3
Net adjusted leverage ratio(5)             15.8                       13.8
------------------------------------------------------------------------------

(1) Adjusted assets at May 31, 2005 is total assets of $276.8 billion less securities purchased under agreements to resell of $41.7 billion, securities received as collateral of $9.3 billion and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations of $5.8 billion. Adjusted assets at November 30, 2004 is total assets of $255.9 billion less securities purchased under agreements to resell of $45.4 billion, securities received as collateral of $8.8 billion and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations of $4.4 billion.

(2) Net adjusted assets at May 31, 2005 is adjusted assets of $220.0 billion less securities borrowed of $63.8 billion. Net adjusted assets at November 30, 2004 is adjusted assets of $197.3 billion less securities borrowed of $69.8 billion.

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

Alternative Funding Strategy

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective is to maintain sufficient cash capital (i.e., equity plus long-term debt maturing in more than 12 months) and funding sources to enable the Company to refinance short-term, unsecured borrowings with fully secured borrowings. As such, the Company is not reliant upon nor does it contemplate forced balance sheet reduction to endure a period of constrained funding availability. This underlying approach is supported by maintenance of a formal contingency funding plan, which includes a detailed delegation of authority and precise action steps for managing an event-driven liquidity crisis. The plan identifies the crisis management team, details an effective internal and external communication strategy, and facilitates the greater information flow required to effect a rapid and efficient transition to a secured funding environment.

As it relates to the alternative funding strategy discussed above, the Company prepares an analysis that focuses on a 12-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. Given these assumptions, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated marketable securities in relation to its unsecured debt maturing over the next 12 months, striving to maintain the ratio of liquidity sources to maturing debt at 100% or greater. Also within this strategy, the Company endeavors to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis (i.e., positive net cash capital). These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company's alternative funding strategy and, consequently, its approach to funding and liquidity risk management.

As of May 31, 2005, the market value of higher quality unencumbered, unhypothecated financial instruments owned by the Company was approximately $26.2 billion with a borrowing value of $20.4 billion. The assets are comprised of primarily mortgage- and asset-backed securities, investment grade municipal and corporate bonds and US equities. The average advance rate on these different asset types ranges from 71% to 98% and is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio (explained above) has averaged 203% over the previous 12 months including unused committed unsecured bank credit, and 189% excluding the unsecured portion of the Company's $3.7 billion

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

committed revolving credit facility. The liquidity ratio was 201% as of May 31, 2005 and 190% excluding the unsecured portion of the Company's $3.7 billion committed revolving credit facility.

The cash capital framework is utilized to evaluate the Company's long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company's assets is determined on a regular basis. The two basic categories of cash capital usage can be characterized broadly as (1) firmwide haircuts and (2) illiquid assets/long-term investments. The first category represents the aggregation of the "non-financeable" portion of assets that can be readily financed on a secured basis. Incorporated in this component is capital needed to support the vast majority of the Company's assets, including trading-related assets, inventory, reverse repos, margin loans and committed funding obligations. The second category consists of items not easily or readily financed on a secured basis and includes fixed assets, goodwill, merchant banking investments as well as other items. At May 31, 2005 the Company's net cash capital position was $305.3 million. Fluctuations in net cash capital are common and are a function of fluctuations in total assets, balance sheet composition and total capital. The Company typically maintains in excess of $1.0 billion of net cash capital. On June 20, 2005, the Company issued $1.0 billion of five-year term debt to restore the aforementioned typical excess. Over the previous 12 months, the Company's net cash capital position has averaged $1.1 billion.

In addition to the alternative funding measures above, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. An important component of the Company's funding and liquidity risk management efforts involves ongoing dialogues with a large number of creditor constituents. Strong relationships with a diverse base of creditors and debt investors are crucial to the Company's liquidity. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations.

With respect to the management of refinancing risk, the maturity of the long-term debt portfolio is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of approximately no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the second fiscal quarter of 2005. As of May 31, 2005, the weighted average maturity of the Company's long-term debt was 4.3 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $3.70 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC, BSIL and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. ("Parent Company") and BSIL may borrow up to $1.85 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2006, with all loans outstanding at that date payable no later than February 2007. There were no borrowings outstanding under the Facility at May 31, 2005.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement, by BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2005, with all repos outstanding at that date payable no later than August 2006. The Company expects to renew the Repo Facility upon its expiration in August 2005. There were no borrowings outstanding under the Repo Facility at May 31, 2005.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis collateralized by foreign securities at pre-specified advance rates. The Pan Asian

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2005 with all loans outstanding at that date payable no later than December 2006. There were no borrowings outstanding under the Pan Asian Facility at May 31, 2005.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $2.86 billion. At May 31, 2005, the borrowings outstanding under these committed credit facilities were $269.7 million.

Capital Resources
-----------------

The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. In connection with these operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances. Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At May 31, 2005, the Parent Company's equity double leverage ratio was approximately
0.68 based on common equity and 0.65 including preferred equity. At November 30, 2004, these measures were 0.70 based on common equity and 0.66 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital are funded with long-term debt issued by the Company having a maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with both capital or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $30.6 billion and $30.7 billion had remaining maturities beyond one year at May 31, 2005 and November 30, 2004, respectively. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of May 31, 2005, a downgrade by either Moody's Investors Service or Standard & Poor's to the Company's long-term ratings to the level of A3 or A-would have required the Company to post approximately $1.15 billion in additional collateral for outstanding over-the-counter derivatives contracts.

At May 31, 2005, the Company's long-term/short-term debt ratings were as follows:

                                                                Rating
-----------------------------------------------------------------------------
Dominion Bond Rating Service Limited                      A(high)/R-1(middle)
Fitch                                                           A+/F1+
Moody's Investors Service                                       A1/P-1
Rating & Investment Information, Inc.                           A+/NR
Standard & Poor's (1)                                           A/A-1
-----------------------------------------------------------------------------
NR - does not assign a short-term rating

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) On September 29, 2004, Standard & Poor's affirmed the Company's credit ratings and maintained a "stable" outlook.

Stock Repurchase Program
------------------------

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 5, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond. During the quarter ended May 31, 2005, the Company purchased under the current authorization a total of 1,767,843 shares at a cost of approximately $171.7 million. Approximately $768.7 million was available to be purchased under the current authorization as of May 31, 2005.

During the quarter ended May 31, 2005, the Company purchased a total of 455,497 shares of its common stock at a total cost of $44.8 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 30, 2004. Approximately $113.2 million was available to be purchased under the current authorization as of May 31, 2005.

Cash Flows
----------

Cash and cash equivalents during the six month period ended May 31, 2005 increased $3.28 billion to $7.45 billion. Cash used in operating activities was $7.96 billion, primarily attributable to increases in financial instruments owned, net receivables from brokers, dealers and others and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, partially offset by a decrease in securities borrowed, net of securities owned and an increase in financial instruments sold, but not yet purchased which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $0.1 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $11.33 billion reflected net proceeds relating to short-term borrowings and net proceeds from the issuance of long-term borrowings partially offset by net payments for the retirement of long-term borrowings and purchases of treasury stock.

Regulated Subsidiaries
----------------------

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Securities Exchange Act of 1934, as amended, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority. At May 31, 2005, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

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

In June 2004, the SEC adopted rule amendments relating to "Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities" that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the "Financial Conglomerates Directive" (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company is applying to the SEC during fiscal 2005 to be regulated under this new CSE regime effective December 1, 2005. The new framework will be a notable change in the Company's regulation, as activities which are currently

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transacted outside of SEC-regulated entities will come under the scope of SEC regulation and capital adequacy requirements. On becoming subject to the SEC's consolidated supervision, the Company will be required to report to the SEC computations of the Company's consolidated capital adequacy. Although the application process is not yet complete, the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis.

Merchant Banking and Private Equity Investments
-----------------------------------------------

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At May 31, 2005, the Company held investments with an aggregate recorded value of approximately $542.0 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other Assets." At November 30, 2004, the Company held investments with an aggregate recorded value of approximately $469.4 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions
--------------------

As part of the Company's fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage-related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, "high yield positions"). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At May 31, 2005 and November 30, 2004, the Company held high yield positions approximating $11.70 billion and $7.09 billion, respectively, substantially all of which are in "Financial Instruments Owned" in the Condensed Consolidated Statements of Financial Condition, and $1.98 billion and $1.09 billion, respectively, reflected in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables jointly aggregating $1.46 billion at May 31, 2005 and $1.29 billion at November 30, 2004. Also included in the high yield positions are extensions of credit to highly leveraged companies. At May 31, 2005 and November 30, 2004, the amount outstanding to highly leveraged borrowers totaled $4.54 billion and $2.14 billion, respectively. The largest industry concentration was the telecommunications industry, which approximated 27.1% at May 31, 2005 and 20.4% at November 30, 2004 of these high yield positions. Additionally, the Company has lending commitments with these non-investment-grade borrowers (see the summary table under "Commitments").

The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities which amounts are not included in the aggregate high yield positions above. These amounts, net of collateral, were approximately $221 million and $340 million at May 31, 2005 and November 30, 2004, respectively.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
-----------------------

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At May 31, 2005, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:

                                                       Payments Due By Period
                                         ----------------------------------------------
                                         Remaining     Fiscal      Fiscal
                                          Fiscal        2006-       2008-
(in millions)                              2005         2007        2009     Thereafter     Total
-------------------------------------------------------------------------------------------------
Long-term borrowings(1)(2)               $ 3,494      $12,523     $11,239     $12,433     $39,689
Future minimum lease payments(3)(4)           34          145         132         250         561
-------------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustments in accordance with Statement of Financial Accounting Standards (`SFAS") No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on May 15, 2031; however, the Company, at its option, may redeem the Debentures beginning May 15, 2006. The Debentures are reflected in the table at their contractual maturity dates.

(2) Included in fiscal 2005 and fiscal 2006 are approximately $1.3 billion and $0.8 billion, respectively, of floating-rate medium-term notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity date of these notes is during fiscal 2009 and fiscal 2010.

(3)   Includes 383 Madison Avenue in New York City.

(4) See Note 9, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

Commitments
-----------
The Company has commitments(1) under a variety of commercial arrangements. At May 31, 2005 the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:

                                                   Amount of Commitment Expiration Per Period
                                                   ------------------------------------------
                                                   Remaining   Fiscal     Fiscal
                                                    Fiscal      2006-      2008-
(in millions)                                        2005       2007       2009     Thereafter  Total
------------------------------------------------------------------------------------------------------
Lending-Related commitments:
  Investment-grade (2)                              $  933     $  338     $  637     $  176     $2,084
  Non-investment grade                                 509        717        518        445      2,189
  Contingent commitments (3)                         1,205         --         --         --      1,475
Commitments to invest in private equity-related
  investments and partnerships (4)                                                                 301
Underwriting commitments                             1,102         --         --         --      1,102
Commercial and residential loans                     3,948        708         --         --      4,656
Letters of credit                                    3,421         78         35         --      3,534
Other commercial commitments                            26        144         --         --        170
------------------------------------------------------------------------------------------------------

(1) See Note 9, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.
(2) In order to mitigate the exposure to investment-grade borrowings the Company entered into credit default swaps aggregating $383.5 million at May 31, 2005.
(3)   Includes $270.0 million in commitments with no stated maturity.
(4) At May 31, 2005, commitments to invest in private equity-related investments and partnerships aggregated $301.2 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

OFF-BALANCE-SHEET ARRANGEMENTS

In the normal course of business, the Company enters into arrangements with special purpose entities ("SPEs"), also known as variable interest entities. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, generally are not controlled by their equity owners, as the establishing documents

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of May 31, 2005 and November 30, 2004, the Company had notional/contract amounts of approximately $4.68 trillion and $3.50 trillion, respectively, of derivative financial instruments, of which $1.10 trillion and $692.0 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 3.9 years and 4.0 years at May 31, 2005 and November 30, 2004, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of May 31, 2005 were as follows:

                                           Less Than      One to      Three to   Greater Than
(in billions)                              One Year    Three Years   Five Years   Five Years       Total
----------------------------------------------------------------------------------------------------------
Swap agreements, including options,
  swaptions, caps, collars and floors     $    733.0    $    876.4    $  781.2    $  1,053.2    $  3,443.8
Futures contracts                              363.0         185.1        24.2            --         572.3
Forward contracts                              102.7            --          --            --         102.7
Options held                                   323.4          69.1         0.7           0.1         393.3
Options written                                160.1           7.8         1.0           0.1         169.0
----------------------------------------------------------------------------------------------------------
Total                                     $  1,682.2    $  1,138.4    $  807.1    $  1,053.4    $  4,681.1
===========================================================================================================
Percent of total                                35.9%         24.3%       17.3%         22.5%        100.0%
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

Valuation of Financial Instruments

The Company has identified the valuation of financial instruments as a critical accounting policy due to the complex

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At May 31, 2005 and November 30, 2004, the total of all positions (primarily fixed income cash positions) aggregated approximately $5.2 billion and $4.0 billion, respectively, in "Financial Instruments Owned" and $2.3 billion and $1.6 billion, respectively, in "Financial Instruments Sold, But Not Yet Purchased" in the Condensed Consolidated Statements of Financial Condition.

Controls Over Valuation of Financial Instruments

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations. Members of the Controllers and Risk Management Departments perform analysis of internal valuations, typically on a monthly basis but often on an intra-month basis as well. These departments are independent of the trading areas responsible for valuing the positions. Results of the monthly validation process are reported to the Mark-to-Market ("MTM") Committee, which is composed of senior management from the Risk Management and Controllers Departments. The MTM Committee is responsible for ensuring that the approaches used to independently validate the Company's valuations are robust, comprehensive and effective. Typical approaches include valuation comparisons with external sources, comparisons with observed trading, independent comparisons of key model valuation inputs, independent trade modeling and a variety of other techniques.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

The American Jobs Creation Act ("the Act"), which was signed into law on October 22, 2004, provides a temporary incentive for US companies to repatriate accumulated foreign earnings. A corporation that is a US shareholder of controlled foreign corporations may (subject to various limitations) elect to deduct 85% of certain cash dividends that it receives from those controlled foreign corporations during the election year. The election year may be either the last taxable year beginning before the date of enactment or the first taxable year beginning during the one-year period starting on the date of enactment. With respect to the Company, the election year could have been either the fiscal year ended November 30, 2004 or will be the fiscal year ending November 30, 2005. Since the Act became

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effective during the fourth quarter of the Company's fiscal year ended November 30, 2004 and the US Treasury Department had not yet issued necessary regulatory guidance with respect to these statutory provisions, the Company was unable to evaluate the effects of the repatriation provision with respect to any unrepatriated foreign earnings as of November 30, 2004 and accordingly did not elect to remit qualifying cash dividends for the November 30, 2004 fiscal year. The US Treasury has issued some guidance on this provision recently, but additional guidance is still expected. For the fiscal year ending November 30, 2005, the Company will complete its evaluation after the US Treasury has issued the remaining guidance that is expected. However, if the Company decides to repatriate its current pool of accumulated foreign earnings under these provisions, it does not expect the income tax on such repatriation, if any, to be material.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share-Based Payment." SFAS No. 123 (R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95 "Statement of Cash Flows." SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. In April 2005, the Securities and Exchange Commission ("SEC") amended the effective date of SFAS No. 123 (R) to provide additional time for companies to comply with the reporting requirements. The Company will adopt SFAS No. 123 (R) on December 1, 2005, as required and does not expect a material impact on the consolidated financial statements.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123 (R). SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123 (R), the modification of employee share options prior to the adoption of SFAS No. 123 (R) and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123 (R). SAB No. 107 is effective March 29, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus applies to voting right entities not within the scope of FIN No. 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the three risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of May 31, 2005, November 30, 2004 and May 31, 2004. Commodity risk has been excluded due to immateriality at May 31, 2005, November 30, 2004 and May 31, 2004.

                                 May 31,  November 30,  May 31,
(in millions)                     2005       2004        2004
---------------------------------------------------------------
MARKET RISK
    Interest rate               $  23.9    $  15.3    $  16.3
    Currency                        3.4        1.4        1.4
    Equity                          2.5        2.8        2.7
    Diversification benefit        (6.9)      (4.7)      (3.8)
---------------------------------------------------------------
Aggregate VaR             $22.9022.9   $14.8014.8    $  16.6
===============================================================

The table below illustrates the high, low and average (calculated on a daily basis) VaR for each component of market risk and aggregate market risk during the 2005 second quarter:

(in millions)                     High      Low     Average
-----------------------------------------------------------
MARKET RISK
    Interest rate               $  27.2   $  15.5   $  20.8
    Currency                        3.4       0.0       1.1
    Equity                          5.1       1.1       2.8
    Aggregate VaR                  23.4      12.5      17.8
-----------------------------------------------------------

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

The following charts represent a summary of the daily principal transactions revenues and reflect a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended May 31, 2005 and May 31, 2004, respectively. These charts represent a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $15.3 million and $14.3 million for the quarter ended May 31, 2005 and May 31, 2004,

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

respectively. There were four days with a reported trading loss for the quarter ended May 31, 2005 and the total trading loss on each of those days never exceeded the reported aggregate period end VaR amount. During the quarter ended May 31, 2004, there were two days with a reported trading loss and the total trading loss on each of those days did not exceed the reported aggregate period end VaR amount. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both quarters ending May 31, 2005 and May 31, 2004, respectively. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                   Quarter Ended May 31, 2005 and May 31, 2004


         |
         |
         |
         |
NUMBER   |
OF       | [BAR CHART GRAPHIC OMITTED - REPRESENTED BY THE PLOT POINTS BELOW]
TRADING  |
DAYS     |
         |
         |
         |
         |
         |
         |
          -------------------------------------------------------------------
                 DAILY NET TRADING REVENUES ($ in millions)



   May 31, 2005                May 31, 2004
-------------------         ----------------
  (10)+           -          (10)+         -
(10)-(5)          3         (10)-(5)       -
  (5)-0           1          (5)-0         2
   0-5            6           0-5         11
  5-10            7          5-10         11
  10-15          22          10-15        13
  15-20           9          15-20        14
  20-25           7          20-25         4
  25-30           5          25-30         4
   30+            4           30+          5
                 --                       --
  Total          64          Total        64

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivatives contracts in a gain position at May 31, 2005 and November 30, 2004 approximated $4.69 billion and $4.56 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate risk of credit loss.

The following table summarizes the counterparty  credit quality of the Company's
exposure  with  respect  to  over-the-counter   derivatives  (including  foreign
exchange and forward-settling mortgage transactions) as of May 31, 2005:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                             Percentage of
                                                          Exposure,         Exposure, Net of
Rating(2)             Exposure        Collateral(3)   Net of Collateral(4)    Collateral
-------------------------------------------------------------------------------------------
AAA                     $1,772            $  320            $1,493                32%
AA                       2,601             1,043             1,591                34%
A                        2,119             1,001             1,170                25%
BBB                        394               487               214                 4%
BB and lower             1,321             3,056               196                 4%
Non-rated                   26                 2                25                 1%
-------------------------------------------------------------------------------------------

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company has been named a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental agencies and self-regulatory organizations regarding the Company's business. Certain of the foregoing could result in adverse judgments, settlements, fines, penalties or other relief.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company has provided reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". The ultimate resolution may differ from the amounts reserved.

Fezzani, et al. v. Bear, Stearns & Co. Inc., et al
--------------------------------------------------

As previously reported in the Company's Form 10-K for the fiscal year ended November 30, 2004 ("Form 10-K"), Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), and a former officer of BSSC, were named as defendants in a lawsuit brought by eleven individuals and entities that allegedly purchased securities underwritten by A.R. Baron & Company, Inc. ("Baron"), a firm for which BSSC provided clearing services.

As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended February 28, 2005, by order dated March 1, 2005, the court granted in part and denied in part plaintiffs' motion seeking permission to file an amended complaint. Plaintiffs subsequently filed an amended complaint, which contains many of the same allegations as the original complaint that was filed in 1999. The amended complaint alleges claims against the Bear Stearns defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, common law fraud, aiding and abetting fraud, and civil conspiracy to defraud in connection with providing clearing services and financing to Baron. The amended complaint seeks to recover compensatory damages of at least $8.3 million and punitive damages of $125 million from Bear Stearns and BSSC.

Bear Stearns and BSSC deny all allegations of wrongdoing asserted against them in the amended complaint and have filed a motion to dismiss the amended complaint in its entirety.

McKesson HBOC, Inc.
-------------------

The following matter arises out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC"). Bear Stearns believes that it has substantial defenses to the claims asserted in this matter.

In re McKesson HBOC, Inc. Securities Litigation.: As previously reported in the Company's Form 10-K, beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. These actions were subsequently consolidated, and the plaintiffs proceeded to file a series of amended complaints. On February 15, 2002, plaintiffs filed their third amended consolidated complaint, which alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

Plaintiffs purport to represent a class consisting of all persons who either (i) acquired publicly traded securities of HBOC between January 20, 1997 and January 12, 1999, or (ii) acquired publicly traded securities of McKesson or McKesson HBOC between October 18, 1998 and April 27, 1999, and who held McKesson securities on November

                                LEGAL PROCEEDINGS

27, 1998 and January 22, 1999. Named defendants include McKesson HBOC, certain present and former directors and/or officers of McKesson HBOC, McKesson and/or HBOC, Bear Stearns and Arthur Andersen LLP. Compensatory damages in an unspecified amount are sought.

On January 12, 2005, McKesson HBOC announced that it had reached a settlement with the plaintiff class, which settlement must be approved by the Court. Bear Stearns's engagement letter with McKesson in connection with the merger of McKesson and HBOC provides that McKesson cannot settle any litigation without Bear Stearns's written consent unless McKesson obtains an unconditional written release for Bear Stearns and, under certain circumstances, is required to provide indemnification to Bear Stearns. On May 23, 2005, the Court entered an order denying preliminary approval of the proposed settlement.

Enron Corp.
-----------

The following matters arise out of Bear Stearns's business transactions with Enron Corp. ("Enron").

(i) Purported Securities Actions: As previously reported in the Company's Form 10-K, Bear Stearns and numerous other defendants were named in certain actions commenced beginning on October 15, 2002 in the Superior Court of the State of California, state court in Iowa and the United States District Court for the Southern District of Texas brought by purchasers of securities issued by Osprey Trust, Osprey I, Inc., Enron and certain other entities related to Enron. The complaints generally alleged violations of the disclosure requirements of the federal securities laws and/or state law and common law claims, including fraud, and seek compensatory and/or punitive damages in unspecified amounts.

The parties to the actions pending in the Superior Court of the State of California and state court Iowa, including Bear Stearns, have reached agreements to settle these actions and have jointly filed stipulations of dismissal for the settled actions with the respective California and Iowa state courts.

Bear Stearns denies all allegations of wrongdoing asserted against it in the litigation pending in the United States District Court for the Southern District of Texas and believes that it has substantial defenses to these claims.

      (ii) Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.: As previously reported in the Company's Form 10-K, Bear, Stearns International Limited ("BSIL") and BSSC are named defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the United States Bankruptcy Court for the Southern District of New York on November 25, 2003. Plaintiffs seek, inter alia, to recover payments, totaling approximately $26 million that they allegedly made to BSIL and BSSC during August 2001 in connection with an equity derivative contract between BSIL and Enron.

By Order dated June 3, 2005, the bankruptcy court denied the motion to dismiss filed by BSIL and BSSC. On July 5, 2005, defendants filed a motion for leave to take an interlocutory appeal from the bankruptcy court's decision.

Mutual Fund Matters: Inquiries and Investigations
-------------------------------------------------

As previously reported in the Company's Form 10-K, the Company and/or its subsidiaries have received requests for information and subpoenas from a number of federal and state agencies seeking information in connection with mutual fund trading investigations, including the United States Attorney's Office for the Southern District of New York, the Securities and Exchange Commission (the "SEC" or "Commission"), the Commodity Futures Trading Commission, the NASD, the NYSE, the Office of the New York Attorney General and the Office of the New Jersey Attorney General.

With respect to the investigation by the SEC, the Company has been advised by the Staff that the Commission has authorized the Staff to bring an enforcement action against Bear Stearns and BSSC in connection with their role with respect to mutual fund trading. Such an action could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions. While the Company and its subsidiaries believe they have substantial defenses to the potential claims, the Company has had recent discussions with the Staff regarding a possible resolution of the matter.

                                LEGAL PROCEEDINGS

Research Investigation Matters
------------------------------

As previously reported in the Company's Form 10-K for the fiscal year ended November 30, 2003, the State of West Virginia by its Attorney General had commenced an action in the Circuit Court of Marshall County, West Virginia, against Bear Stearns and the other securities firms that participated in the research analyst settlement, alleging violations of the West Virginia Consumer Credit and Protection Act. The defendant firms filed a motion to dismiss the action on the basis that the West Virginia Consumer Credit and Protection Act, as a matter of law, does not apply to a business organization's activities involving the purchase and sale of securities. The circuit court denied defendants' motions to dismiss but subsequently granted their motions to certify this question of law to the Supreme Court of Appeals of West Virginia. By Order dated July 7, 2005, the Supreme Court of Appeals of West Virginia held that the Attorney General does not have the authority under the West Virginia Consumer Credit and Protection Act to bring an action against the defendant firms based upon their conduct relating to the general business of buying and selling securities.

Other Investigations/Inquiries
------------------------------

Bear Stearns has been notified by the Staff of the SEC, Southeast Regional Office, that the Staff intends to recommend that the Commission bring a civil enforcement action against Bear Stearns in connection with Bear Stearns' involvement in the pricing, valuation, and analysis related to approximately $62.9 million of collateralized debt obligations that were purchased by a client of Bear Stearns. Such an action could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions.

The Company has also received a subpoena from the Office of the Attorney General of the State of New York requesting documents related to approximately $16 million of collateralized debt obligations that were purchased by a client of Bear Stearns.

Bear Stearns is cooperating with each of these investigations or inquiries.

       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the second quarter of fiscal 2005:


                                                                      Total Number of Shares     Approximate Dollar Value of
                                                                      Purchased as Part of         Shares that May Yet Be
                            Total Number of      Average Price         Publicly Announced        Purchased Under the Plans or
Period                     Shares Purchased     Paid per Share         Plans or Programs (1)          Programs (1)
------------------------------------------------------------------------------------------------------------------------------
3/1/05 - 3/31/05                   506,847       $   101.44                506,847                  $1,046,929,859
4/1/05 - 4/30/05                   859,900            96.44                859,900                     964,000,263
5/1/05 - 5/31/05                   856,593            95.86                856,593                     881,891,433
                                 ---------                               ---------
      Total                      2,223,340            97.35              2,223,340
                                 =========                               ---------

(1) On January 5, 2005, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorization to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond. The Repurchase Program has no set expiration or termination date. On November 30, 2004, the Compensation Committee of the Board of Directors approved a $200 million CAP Plan Earnings Purchase Authorization to allow the Company to purchase up to $200 million of common stock in fiscal 2005.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on April 7, 2005 (the "Annual Meeting"), the stockholders of the Company approved amendments to the Company's Performance Compensation Plan that increase to $140 million (in aggregate for any fiscal year) the maximum amount allocable to any Annual Bonus Pool related to participants who are not members of the executive committee of Bear, Stearns & Co. Inc. and to set the maximum proportionate share of any Annual Bonus Pool for any individual participant at 30%. In addition, at the Annual Meeting the stockholders of the Company elected twelve directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified and ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending November 30, 2005.

The affirmative vote of a majority of the shares of common stock represented at the Annual Meeting and entitled to vote was required for the approval of the amendments to the Performance Compensation Plan and ratification of the independent registered public accounting firm, while the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendments to the Performance Compensation Plan and ratification of the independent registered public accounting firm, set forth below is information on the results of the votes cast at the Annual Meeting.

                                          For         Against      Abstained
                                      -----------   -----------   -----------
Amendments to the Performance
Compensation Plan                      97,481,299     7,379,292       790,915

Ratification of the independent
registered public accounting firm     100,594,385     4,383,756       673,365

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast for and withheld with respect to each such nominee.

Nominees                            For            Withheld
---------------------------   ---------------   -------------
James E. Cayne                  100,815,402       4,836,104
Henry S. Bienen                 102,162,543       3,488,963
Carl D. Glickman                 98,193,586       7,457,920
Alan C. Greenberg               101,687,368       3,964,138
Donald J. Harrington             99,191,862       6,459,644
Frank T. Nickell                 99,197,117       6,454,389
Paul A. Novelly                 102,031,220       3,620,286
Frederic V. Salerno              98,116,057       7,535,449
Alan D. Schwartz                100,779,866       4,871,640
Warren J. Spector               100,844,571       4,806,935
Vincent Tese                     97,567,487       8,084,019
Wesley S. Williams, Jr.         102,162,040       3,489,466
-------------------------------------------------------------

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

                                         The Bear Stearns Companies Inc.
                                         -------------------------------
                                                  (Registrant)



Date: July 11, 2005                      By:  /s/ Jeffrey M. Farber
                                              Jeffrey M. Farber
                                              Controller
                                              (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit
No.      Description                                                        Page
-------  -----------                                                        ----

(12)     Computation of Ratio of Earnings to Fixed Charges and to            70
         Combined Fixed Charges and Preferred Stock Dividends

(15)     Letter re: Unaudited Interim Financial Information                  71

(31.1)   Certification  of Chief Executive Officer Pursuant to Rule          72
         13a-14(a) or 15d -14(a) of the Securities Exchange Act of
         1934, as Adopted Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

(31.2)   Certification of Chief Financial Officer Pursuant to Rule           73
         13a-14(a) or 15d -14(a) of the Securities Exchange Act of
         1934, as Adopted Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

(32.1)   Certification of Chief Executive Officer Pursuant to 18 U.S.C.      74
         Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

(32.2)   Certification of Chief Financial Officer Pursuant to 18 U.S.C.      75
         Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002