Form 10-Q
period 2005-08-31
BEAR STEARNS COMPANIES INC
filed 2005-10-11
CIK 777001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

As of October 7, 2005, the latest practicable date, there were 113,314,089 shares of Common Stock, $1 par value, outstanding.

AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries (“Company”) files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

The Company’s public internet site is http://www.bearstearns.com. The Company makes available free of charge through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC’s internet site. Also posted on the Company’s website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company’s website within the “Corporate Governance” section under the heading “About Bear Stearns.” You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE BEAR STEARNS COMPANIES INC.

Condensed Consolidated Statements of

Income

	(Unaudited)
	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
REVENUES
Commissions	$290,799	$273,722	$901,784	$888,975
Principal transactions	883,142	867,379	2,841,954	2,747,440
Investment banking	315,897	157,781	800,033	634,840
Interest and dividends	1,344,089	528,704	3,557,493	1,547,637
Asset management and other income	91,467	66,767	270,079	220,704
Total revenues	2,925,394	1,894,353	8,371,343	6,039,596
Interest expense	1,113,114	359,588	2,847,851	1,055,370
Revenues, net of interest expense	1,812,280	1,534,765	5,523,492	4,984,226

NON-INTEREST EXPENSES
Employee compensation and benefits	850,985	743,038	2,680,668	2,452,239
Floor brokerage, exchange and clearance fees	55,029	56,822	169,609	173,369
Communications and technology	97,668	92,360	296,950	274,509
Occupancy	43,354	35,843	123,704	104,226
Advertising and market development	32,784	30,030	95,933	85,246
Professional fees	60,018	47,547	168,015	131,717
Other expenses	92,287	85,246	367,691	276,587
Total non-interest expenses	1,232,125	1,090,886	3,902,570	3,497,893

Income before provision for income taxes	580,155	443,879	1,620,922	1,486,333
Provision for income taxes	201,850	160,620	565,702	494,206
Net income	$378,305	$283,259	$1,055,220	$992,127

Net income applicable to common shares	$372,357	$276,416	$1,036,351	$970,671

Basic earnings per share	$2.96	$2.31	$8.22	$7.97
Diluted earnings per share	$2.69	$2.09	$7.42	$7.16

Weighted average common shares outstanding:
Basic	130,194,452	127,014,483	130,716,960	128,287,500
Diluted	147,051,538	144,201,755	148,041,526	145,992,306

Cash dividends declared per common share	$0.25	$0.20	$0.75	$0.60

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior period items have been reclassified to conform to the current period’s presentation.

THE BEAR STEARNS COMPANIES INC.

Condensed Consolidated Statements of

Financial Condition

(in thousands, except share data)	(Unaudited) August 31, 2005	November 30, 2004
ASSETS
Cash and cash equivalents	$3,086,903	$4,173,385
Cash and securities deposited with clearing organizations or segregated in compliance with federal regulations	5,707,389	4,422,698
Securities purchased under agreements to resell	44,352,725	45,395,149
Securities received as collateral	12,356,184	8,823,117
Securities borrowed	62,131,878	69,793,266
Receivables:
Customers	36,163,931	32,114,305
Brokers, dealers and others	4,651,833	2,934,347
Interest and dividends	344,302	315,686

Financial instruments owned, at fair value	82,350,978	41,490,202
Financial instruments owned and pledged as collateral, at fair value	16,727,099	36,906,933
Total financial instruments owned, at fair value	99,078,077	78,397,135

Assets of variable interest entities and mortgage loan special purpose entities	11,604,390	4,837,121
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $936,380 and $841,008 as of August 31, 2005 and November 30, 2004, respectively	434,427	381,403
Other assets	4,614,649	4,362,282
Total assets	$284,526,688	$255,949,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$18,453,452	$12,210,832
Securities sold under agreements to repurchase	65,640,629	58,604,250
Obligation to return securities received as collateral	12,356,184	8,823,117
Securities loaned	10,061,162	10,718,592
Payables:
Customers	75,525,232	79,383,952
Brokers, dealers and others	2,039,560	2,344,731
Interest and dividends	759,436	568,525
Financial instruments sold, but not yet purchased, at fair value	32,574,028	29,475,880
Liabilities of variable interest entities and mortgage loan special purpose entities	10,922,376	4,761,981
Accrued employee compensation and benefits	1,883,075	1,677,655
Other liabilities and accrued expenses	2,240,865	1,546,230
	232,455,999	210,115,745
Commitments and contingencies (Note 10)

Long-term borrowings	42,189,643	36,843,277

STOCKHOLDERS’ EQUITY
Preferred stock	372,326	448,148
Common stock, $1.00 par value; 500,000,000 shares authorized and 184,805,848 shares issued as of both August 31, 2005 and November 30, 2004	184,806	184,806
Paid-in capital	3,886,023	3,548,379
Retained earnings	7,121,425	6,176,871
Employee stock compensation plans	2,102,847	2,666,879
Unearned compensation	(121,381)	(158,662)
Treasury stock, at cost:
Common stock: 71,812,616 and 81,018,928 shares as of August 31, 2005 and November 30, 2004, respectively	(3,665,000)	(3,875,549)
Total stockholders’ equity	9,881,046	8,990,872
Total liabilities and stockholders’ equity	$284,526,688	$255,949,894

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior period items have been reclassified to conform to the current period’s presentation.

THE BEAR STEARNS COMPANIES INC.

Condensed Consolidated Statements of

Cash Flows

	(Unaudited) Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,055,220	$992,127
Adjustments to reconcile net income to cash used in operating activities:
Noncash items included in net income:
Depreciation and amortization	190,741	154,214
Deferred income taxes	(66,071)	(45,188)
Employee stock compensation plans	48,834	26,093
Other	5,589	6,192
Changes in operating assets and liabilities:
Cash and securities deposited with clearing organizations or segregated in compliance with federal regulations	(1,284,691)	3,939,936
Securities borrowed, net of securities loaned	7,003,958	6,675,777
Net receivables from customers	(7,908,346)	(5,475,534)
Net receivables from brokers, dealers and others	(2,181,220)	4,554,433
Financial instruments owned	(21,449,291)	(15,452,365)
Other assets	(690,020)	(221,002)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	8,078,803	2,418,354
Financial instruments sold, but not yet purchased	3,098,148	1,329,497
Accrued employee compensation and benefits	200,610	369,347
Other liabilities and accrued expenses	1,206,244	283,930
Cash used in operating activities	(12,691,492)	(444,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(152,876)	(83,697)
Cash used in investing activities	(152,876)	(83,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings	6,242,620	(2,111,162)
Net proceeds from issuance of long-term borrowings	11,666,823	7,564,726
Payments for retirement/repurchase of long-term borrowings	(5,781,374)	(4,970,952)
Proceeds from issuances of derivatives with a financing element, net	158,563	254,044
Issuance of common stock	158,382	170,132
Redemption of preferred stock	(75,821)	(86,045)
Redemption of preferred stock issued by a subsidiary	—	(300,000)
Treasury stock purchases – common stock	(505,844)	(494,420)
Cash dividends paid	(105,463)	(84,408)
Cash provided by (used in) financing activities	11,757,886	(58,085)
Net decrease in cash and cash equivalents	(1,086,482)	(585,971)
Cash and cash equivalents, beginning of year	4,173,385	3,837,570
Cash and cash equivalents, end of period	$3,086,903	$3,251,599

See Notes to Condensed Consolidated Financial Statements.

Note: Certain prior period items have been reclassified to conform to the current period’s presentation.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Bear Stearns Companies Inc. (the “Company”) is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. (“Bear Stearns”); Bear, Stearns Securities Corp. (“BSSC”); Bear, Stearns International Limited (“BSIL”) and Bear Stearns Bank plc (“BSB”), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets comprises the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management comprises the private client services (“PCS”) and asset management areas. See Note 12, “Segment Data,” in the Notes to Condensed Consolidated Financial Statements. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. The Company participates, through a majority-owned joint venture, in specialist activities on the New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”) and International Securities Exchange (“ISE”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling interest. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), the Company also consolidates any variable interest entities (“VIEs”) for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statements of Financial Condition in the captions “Assets of variable interest entities and mortgage loan special purpose entities” and “Liabilities of variable interest entities and mortgage loan special purpose entities.” See Note 5, “Variable Interest Entities and Mortgage Loan Special Purpose Entities,” in the Notes to Condensed Consolidated Financial Statements.

When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting.

All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. During the quarter ended May 31, 2005, the Company changed the income statement presentation of certain servicing fees and asset-based retail investor advisory fees. All net servicing fees are included in the investment banking line on the Condensed Consolidated Statements of Income. Asset-based retail investor advisory fees are included in the asset management and other income line on the Condensed Consolidated Statements of Income. Within the Capital Markets segment, certain servicing fees have been reclassified from Investment Banking to Fixed Income. These reclassifications in both the Condensed Consolidated Statements of Income and the Capital Markets segment were made to prior period amounts to conform to the current period’s presentation.

The Condensed Consolidated Statement of Financial Condition as of August 31, 2005, the Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2005 and August 31, 2004 and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2005 and August 31, 2004 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2004 and related information was derived from the audited financial statements.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004, filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

Financial Instruments

Proprietary securities, futures and other derivatives transactions are recorded on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased, including contractual commitments arising pursuant to futures, forward and option contracts, interest rate swaps and other derivative contracts, are recorded at fair value with the resulting net unrealized gains and losses reflected in “Principal Transactions” revenues in the Condensed Consolidated Statements of Income.

Fair value is generally based on quoted market prices. If quoted market prices are not available, or if liquidating the Company’s position is reasonably expected to affect market prices, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Valuation pricing models consider time value, yield curve and volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other measurements.

The Company follows Emerging issues Task Force (“EITF”) Statement No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” This guidance generally eliminates the practice of recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data.

Equity interests and securities acquired as a result of private equity and merchant banking activities are reflected in the condensed consolidated financial statements at their initial costs until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company’s estimate of net realizable value has declined below the carrying value.

Derivative Instruments and Hedging Activities

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), are carried in the Company’s Condensed Consolidated Statements of Financial Condition at fair value, with changes in fair value recorded in current earnings. Designated hedged items in fair value hedging relationships are marked for the risk being hedged, with such changes recorded in current earnings.

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” to account for securitizations and other transfers of financial assets and collateral. SFAS No. 140 establishes accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity (“QSPE”) or has the right to pledge or exchange the assets received; and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations provided that such transfer meets all of these criteria.

Collateralized Securities Transactions

Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense is generally included in “Principal Transactions” revenues in the Condensed Consolidated Statements of Income. Reverse repurchase agreements and repurchase agreements are presented in the Condensed Consolidated Statements of Financial Condition on a net-by-counterparty basis, where permitted by generally accepted accounting principles. It is the Company’s general policy to take possession of securities with a market value in excess of the principal amount loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is generally required to provide securities to counterparties to collateralize repurchase agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned. It is the Company’s policy to value collateral and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

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

Asset Management and Other Income

The Company receives advisory fees for investment management. In addition, the Company receives performance incentive fees for managing certain funds. Advisory fees are recognized over the period of advisory service. Unearned advisory fees are treated as deferred revenues and are included in other liabilities in the accompanying Condensed Consolidated Statements of Financial Condition. Incentive fees are recognized throughout the year as they become realizable based on achievement of specified performance targets.

Fixed Assets

Depreciation of property and equipment is provided by the Company on a straight-line basis over the estimated useful life of the asset. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining life of the lease.

Goodwill and Identifiable Intangible Assets

The Company accounts for goodwill and identifiable intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company does not amortize goodwill, but amortizes identifiable intangible assets over their useful lives. Goodwill is tested at least annually for impairment and identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share” and EITF Statement No. 03-6, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share.” Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended (“CAP Plan”), as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

Stock-Based Compensation

Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” using the prospective method with guidance provided by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, commencing with options granted after November 30, 2002, the Company expenses

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the fair value of stock options issued to employees over the related vesting period. Prior to December 1, 2002, the Company had elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense had been recognized for stock option awards granted prior to December 1, 2002 because the exercise price was at the fair market value of the Company’s common stock on the grant date.

The cost related to stock-based compensation included in the determination of net income for the three and nine months ended August 31, 2005 and August 31, 2004 is less than that which would have been recognized if the fair value-based method had been applied to stock option awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding awards in each period.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004

Net income, as reported	$378.3	$283.3	$1,055.2	$992.1
Add: Stock-based employee compensation plans expense included in reported net income, net of related tax effects	7.2	3.0	27.9	15.0
Deduct: Total stock-based employee compensation plans expense determined under the fair value based method, net of related tax effects	(10.7)	(11.0)	(38.4)	(39.1)
Pro forma net income	$374.8	$275.3	$1,044.7	$968.0

Earnings per share:
Basic – as reported	$2.96	$2.31	$8.22	$7.97
Basic – pro forma	$2.94	$2.25	$8.14	$7.78
Diluted – as reported	$2.69	$2.09	$7.42	$7.16
Diluted – pro forma	$2.66	$2.03	$7.35	$7.00

Statement of Cash Flows

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company has defined cash equivalents as liquid investments with original maturities of three months or less that are not part of the Company’s trading inventory. Cash payments for interest approximated interest expense for the nine months ended August 31, 2005 and August 31, 2004. Income taxes paid totaled $112.9 million and $327.2 million for the nine months ended August 31, 2005 and August 31, 2004, respectively.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company and certain of its subsidiaries file a U.S. consolidated federal income tax return. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are based on the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, deferred income taxes are determined by the enacted tax rates and laws expected to be in effect when the related temporary differences are expected to be reversed.

The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company’s effective tax rate.

Translation of Foreign Currencies

Assets and liabilities denominated in foreign currencies are translated at period-end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Gains or losses resulting from foreign currency transactions are included in net income.

Accounting and Reporting Developments

The American Jobs Creation Act (“the Act”), which was signed into law on October 22, 2004, provides a temporary incentive for U.S. companies to repatriate accumulated foreign earnings. A corporation that is a U.S. shareholder of controlled foreign corporations may (subject to various limitations) elect to deduct 85% of certain cash dividends that it receives from those controlled foreign corporations during the election year. The election year may be either the last taxable year beginning before the date of enactment or the first taxable year beginning during the one-year period starting on the date of enactment. For the fiscal year ending November 30, 2005, the Company continues to review all of the guidance issued by the U.S. Treasury on this provision and evaluate the effects of this repatriation provision. The Company will complete its evaluation in the fourth quarter of 2005. However, if the Company decides to repatriate its current pool of accumulated foreign earnings under this provision, it does not expect the income tax on such repatriation, if any, to be material.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. In April 2005, the SEC amended the effective date of SFAS No. 123 (R) to provide additional time for companies to comply with the reporting requirements. The Company will adopt SFAS No. 123 (R) on December 1, 2005, as required and does not expect a material impact on the consolidated financial statements.

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus applies to entities not within the scope of FIN No. 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus requires

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the general partner(s) in a limited partnership to consolidate the limited partnership unless it overcomes the presumption of control. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the EITF consensus on EITF issue No. 04-5 to have a material impact on the consolidated financial statements.

2.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company’s proprietary trading inventories, at fair value, were as follows:

(in thousands)	August 31, 2005	November 30, 2004

FINANCIAL INSTRUMENTS OWNED:
U.S. government and agency	$7,164,250	$6,043,204
Other sovereign governments	778,332	1,316,206
Corporate equity and convertible debt	18,048,511	15,788,681
Corporate debt and other	21,701,122	14,857,555
Mortgages, mortgage- and asset-backed	38,598,774	27,679,581
Derivative financial instruments	12,787,088	12,711,908
	$99,078,077	$78,397,135

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
U.S. government and agency	$11,437,090	$8,851,452
Other sovereign governments	1,170,216	1,240,916
Corporate equity and convertible debt	5,889,807	6,386,064
Corporate debt and other	2,854,412	2,896,233
Mortgages, mortgage- and asset-backed	133,941	428,909
Derivative financial instruments	11,088,562	9,672,306
	$32,574,028	$29,475,880

As of August 31, 2005 and November 30, 2004, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as “Financial Instruments Owned and Pledged as Collateral, at Fair Value” in the Condensed Consolidated Statements of Financial Condition.

Financial instruments sold, but not yet purchased represent obligations of the Company to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

Concentration Risk

The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At August 31, 2005, the Company’s

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

most significant concentrations are related to U.S. government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the U.S. government and agencies.

3.	DERIVATIVES AND HEDGING ACTIVITIES

The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments for proprietary trading and to manage its exposure to market and credit risk. These risks include interest rate, exchange rate and equity price risk. A derivative is defined as a financial contract whose value is based on underlying reference such as interest rates, currencies, commodities, market indices or securities. This includes futures, forwards, swap or option contracts, as well as caps, floors and collars. Generally, these financial instruments represent commitments or rights to exchange interest payment streams or currencies or to purchase or sell other securities at specific terms at specified future dates. Option contracts generally provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date or dates. These financial instruments may result in market and/or credit risk in excess of amounts recorded in the Condensed Consolidated Statements of Financial Condition.

Market Risk

Derivative financial instruments involve varying degrees of off-balance-sheet market risk whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of the financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition. The Company’s exposure to market risk is influenced by a number of factors, including the relationships among and between financial instruments with off-balance-sheet risk, the Company’s proprietary securities, futures and derivatives inventories as well as the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments serves to modify or offset market risk associated with other transactions and, accordingly, serves to decrease the Company’s overall exposure to market risk. The Company attempts to control its exposure to market risk through the use of hedging strategies and various statistical monitoring techniques.

Derivatives Credit Risk

Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor’s 500 Index), reference rate (e.g., London Interbank Offered Rate (“LIBOR”)), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and indexed referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, credit derivatives, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

The Company’s dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions, which may include over-the-counter derivatives contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

dealer inventories or in connection with arbitrage-related trading activities.

Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. At any point in time, the Company’s exposure to credit risk associated with counterparty non-performance is generally limited to the net replacement cost of over-the-counter contracts net of the value of collateral held. (See “Credit Risk” in “Quantitative and Qualitative Disclosures About Market Risk.”) Such financial instruments are reported at fair value on a net-by-counterparty basis pursuant to enforceable netting agreements. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant unsecured counterparty exposure due to the Company’s margin requirements, which may be greater than those prescribed by the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

The Company has controls in place to monitor credit exposures by assessing the future creditworthiness of counterparties and limiting transactions with specific counterparties. The Company also seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

Non-Trading Derivatives Activity

To modify the interest rate characteristics of its long- and short-term debt, the Company also engages in non-trading derivatives activities. The Company has issued U.S. dollar- and foreign currency-denominated debt with both variable- and fixed-rate interest payment obligations. The Company has entered into interest rate swaps, primarily based on LIBOR, to convert fixed-rate interest payments on its debt obligations into variable-rate payments. In addition, for foreign currency debt obligations that are not used to fund assets in the same currency, the Company has entered into currency swap agreements that effectively convert the debt into U.S. dollar obligations. Such transactions are accounted for as fair value hedges.

These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company’s market-making and trading activities. The Company has similar controls in place to monitor these risks.

SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances), be carried on the Company’s Condensed Consolidated Statement of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the “ineffective” portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in “Principal Transactions” revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three and nine month periods ended August 31, 2005 and August 31, 2004.

4.	TRANSFERS OF FINANCIAL ASSETS AND LIABILITIES

Securitizations

The Company is a market leader in mortgage-backed securitization and other structured financing arrangements. In the normal course of business, the Company regularly securitizes commercial and residential mortgages, consumer receivables and other financial assets. Securitization transactions are generally treated as sales, provided that control has been relinquished. In connection with securitization transactions, the Company

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

establishes special-purpose entities (“SPEs”), in which transferred assets, including commercial and residential mortgages, consumer receivables and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. Transferred assets are accounted for at fair value prior to securitization. The majority of the Company’s involvement with SPEs relates to securitization transactions meeting the definition of a QSPE under the provisions of SFAS No. 140. Provided it has relinquished control over such assets, the Company derecognizes financial assets transferred in securitizations and does not consolidate the financial statements of QSPEs. For SPEs that do not meet the QSPE criteria, the Company uses the guidance in FIN No. 46 (R) to determine whether the SPE should be consolidated.

In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. These retained interests are included in “Financial Instruments Owned” in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are generally based on observable transactions in similar securities and are further verified by external pricing sources, when available.

The Company’s securitization activities are detailed below:

(in billions)	Agency Mortgage-Backed	Other Mortgage- and Asset-Backed	Total
Total securitizations
Nine months ended August 31, 2005	$20.5	$69.7	$90.2
Nine months ended August 31, 2004	$22.8	$53.5	$76.3
Retained interests
As of August 31, 2005	$1.9	$2.7	$4.6
As of November 30, 2004	$2.6	$1.9	$4.5

The following table summarizes cash flows from securitization trusts related to securitization transactions during the nine months ended August 31, 2005 and August 31, 2004:

(in millions)	Agency Mortgage-Backed	Other Mortgage- and Asset-Backed	Total
Cash flows received from retained interests
Nine months ended August 31, 2005	$288.9	$240.5	$529.4
Nine months ended August 31, 2004	$388.0	$109.4	$497.4
Cash flows from servicing
Nine months ended August 31, 2005	$0.7	$34.4	$35.1
Nine months ended August 31, 2004	$—	$15.1	$15.1

The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the swap curve plus a spread. Key points on the swap curve at August 31, 2005 were 4.2% for two-year swaps, 4.5% for 10-year swaps, and ranged from 3.9% to 4.7%. These models also consider prepayment speeds as well as credit losses. Credit losses are considered through option-adjusted spreads that also utilize additional factors such as liquidity and optionality.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Weighted average key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at August 31, 2005 were as follows:

	Agency Mortgage-Backed	Other Mortgage- and Asset-Backed
Weighted average life (years)	6.9	3.0
Average prepayment speeds (annual rate)	7.0% — 23.5%	8.1% — 50.8%
Credit losses	0.38%	10.97%

The following hypothetical sensitivity analysis as of August 31, 2005 illustrates the potential change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the swap curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently.

(in millions)	Agency Mortgage-Backed	Other Mortgage- and Asset-Backed
Interest rates
Impact of 50 basis point adverse change	$(20.2)	$(99.9)
Impact of 100 basis point adverse change	(46.4)	(187.8)
Prepayment speeds
Impact of 10% adverse change	(5.6)	(19.0)
Impact of 20% adverse change	(10.2)	(34.9)
Credit losses
Impact of 10% adverse change	(5.6)	(65.3)
Impact of 20% adverse change	(10.3)	(124.3)

In the normal course of business, the Company originates and purchases conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage loans and sells such loans to investors. In connection with these activities, the Company may retain mortgage servicing rights (“MSRs”) that entitle the Company to a future stream of cash flows based on the contractual servicing fee. In addition, the Company may purchase and sell MSRs. At August 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

(in millions)	Sub-Prime Loans	Fixed-Rate Prime & Alt-A Loans	Adjustable-Rate Prime & Alt-A Loans
Fair Value of MSRs	$134.9	$45.8	$196.0

Constant prepayment rate (in CPR)	29.2%	29.3%	33.0%

Impact on fair value of:
5 CPR adverse change	$(12.4)	$(9.4)	$(28.4)
10 CPR adverse change	(23.1)	(13.6)	(47.5)

Discount Rate	14%	10%	13%

Impact on fair value of:
5% adverse change	$(10.4)	$(5.0)	$(14.6)
10% adverse change	(19.3)	(8.8)	(27.1)

The previous tables should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the tables. Changes in fair value based on a 10% adverse variation in assumptions generally cannot

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the tables do not consider the change in fair value of hedging positions, which would generally offset the changes detailed in the tables, nor do they consider any corrective action that the Company may take in response to changes in these conditions. The impact of hedges is not presented because hedging positions are established on a portfolio level and allocating the impact would not be practicable.

MSRs, which are included in “Other Assets” on the Condensed Consolidated Statements of Financial Condition, are reported at the lower of amortized cost or market. MSRs are amortized in proportion to and over the period of estimated net servicing income. MSRs are periodically evaluated for impairment based on the fair value of those rights determined by using market-based models which discounts anticipated future net cash flows considering loan prepayment predictions, interest rates, default rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, the Company stratifies MSRs by securitizations, which are collateralized by loans with similar predominant risk characteristics. The excess of amortized cost over market value is reflected as a valuation allowance at balance sheet dates. The Company’s MSRs activities for the nine months ended August 31, 2005 and August 31, 2004 were as follows:

(in millions)	August 31, 2005	August 31, 2004
Balance, beginning of period	$230.2	$108.0
Additions	287.8	146.9
Sales	(47.1)	—
Amortization	(93.6)	(37.1)
Recovery/(impairment)	2.7	(20.7)
Balance, end of period	$380.0	$197.1

Changes in the MSR valuation allowance for the nine months ended August 31, 2005 and August 31, 2004 were as follows:

(in millions)	August 31, 2005	August 31, 2004
Balance, beginning of period	$(33.7)	$(6.6)
Recovery/(impairment)	2.7	(20.7)
Balance, end of period	$(31.0)	$(27.3)

5.	VARIABLE INTEREST ENTITIES AND MORTGAGE LOAN SPECIAL PURPOSE ENTITIES

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

The Company may perform various functions, including being the seller, investor, structurer or underwriter in securitization transactions. These transactions typically involve entities that are considered to be QSPEs as defined in SFAS No. 140. QSPEs are exempt from the requirements of FIN No. 46 (R). For securitization vehicles that do not qualify as QSPEs, the holders of the beneficial interests have no recourse to the Company, only to the assets held by the related VIE. In certain of these VIEs, the Company is the primary beneficiary often through its ownership of certain beneficial interests, and is, therefore, required to consolidate the assets and liabilities of the VIE.

The Company also acts as portfolio manager and/or underwriter in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets held by VIEs, which are currently consolidated because the Company is the primary beneficiary approximated $1.4 billion at August 31, 2005. At August 31, 2005, the Company’s maximum exposure to loss as a result of its relationship with these VIEs is approximately $522.6 million, which represents the fair value of its interests in the VIEs.

The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $3.6 billion. At August 31, 2005, the Company’s maximum exposure to loss from these entities approximates $10.1 million, which represents the fair value of its interests and is reflected in the condensed consolidated financial statements.

The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of business. As a result of these activities, it is reasonably possible that such entities may be consolidated and deconsolidated at various points in time. Therefore, the Company’s variable interests included above may not be held by the Company in future periods.

The Company has retained call options on a limited number of securitization transactions that require the Company to continue recognizing the assets subject to the call options, which approximated $7.7 billion at August 31, 2005.

The Company has a limited number of mortgage securitizations which did not meet the criteria for sale treatment under SFAS No. 140 as the securitization vehicles were not QSPEs. The assets in these mortgage securitizations approximated $2.5 billion at August 31, 2005.

6.	COLLATERALIZED FINANCING ARRANGEMENTS

The Company enters into secured borrowing and lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or re-lend as part of its dealer operations.

The Company receives collateral under reverse repurchase agreements, securities borrowing transactions, derivative transactions, customer margin loans and other secured money-lending activities. The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as “Financial Instruments Owned and Pledged As Collateral, at Fair Value” in the Condensed Consolidated Statements of Financial Condition. In many instances, the Company is also permitted by contract or custom to rehypothecate securities received as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions or cover short positions.

At August 31, 2005 and November 30, 2004, the Company had received securities pledged as collateral that can be repledged, delivered or otherwise used with a fair value of approximately $245.65 billion and $259.01 billion, respectively. This collateral was generally obtained under reverse repurchase, securities borrowing or margin lending agreements. Of these securities received as collateral, those with a fair value of approximately $175.77 billion and $163.95 billion were delivered or repledged, generally as collateral under repurchase or securities lending agreements or to cover short sales at August 31, 2005 and November 30, 2004, respectively.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $22.86 billion at August 31, 2005.

7.	LONG-TERM BORROWINGS

The Company’s long-term borrowings (which have original maturities of at least 12 months) at August 31, 2005 and November 30, 2004 consisted of the following:

(in thousands)	August 31, 2005	November 30, 2004
Floating rate senior notes due 2007 to 2010	$2,717,999	$1,308,989
Fixed rate senior notes due 2005 to 2018(1)	11,867,888	12,605,006
Medium-term notes and other borrowings	27,603,756	22,929,282
Total long-term borrowings	$42,189,643	$36,843,277
(1)	At August 31, 2005, U.S. dollar-denominated fixed rate notes are at interest rates ranging from 2.88% to 7.80%.

The Company’s long-term borrowings balances include fair value adjustments in accordance with SFAS No. 133. During the nine months ended August 31, 2005, the Company issued and retired/repurchased $11.7 billion and $5.8 billion of long-term borrowings, respectively. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 4.4 years at August 31, 2005.

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

The computations of basic and diluted EPS are set forth below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income	$378,305	$283,259	$1,055,220	$992,127
Preferred stock dividends	(5,948)	(6,843)	(18,869)	(21,456)
Redemption of preferred stock		578	—	578
Income adjustment (net of tax) applicable to deferred compensation arrangements–vested shares	13,659	16,565	38,520	51,580
Net earnings used for basic EPS	386,016	293,559	1,074,871	1,022,829
Income adjustment (net of tax) applicable to deferred compensation arrangements–nonvested shares	8,903	7,425	23,740	22,960
Net earnings used for diluted EPS	$394,919	$300,984	$1,098,611	$1,045,789

Total basic weighted average common shares outstanding (1)	130,194	127,014	130,717	128,288
Effect of dilutive securities:
Employee stock options	3,949	3,359	4,066	3,338
CAP and restricted units	12,909	13,829	13,259	14,366
Dilutive potential common shares	16,858	17,188	17,325	17,704
Weighted average number of common shares outstanding and dilutive potential common shares	147,052	144,202	148,042	145,992

Basic EPS	$2.96	$2.31	$8.22	$7.97
Diluted EPS	$2.69	$2.09	$7.42	$7.16

(1)   Includes 17,313,461 and 24,290,697 vested units for the three months ended August 31, 2005 and August 31, 2004, respectively, and 18,351,893 and 24,809,035 vested units for the nine months ended August 31, 2005 and August 31, 2004, respectively, issued under certain stock compensation plans which will be distributed as shares of common stock.

9.	REGULATORY REQUIREMENTS

Bear Stearns and BSSC are registered broker-dealers and, accordingly, are subject to Rule 15c3-1 under the Exchange Act (“Net Capital Rule”) and the capital rules of the NYSE, the Commodity Futures Trading Commission (“CFTC”) and other principal exchanges of which Bear Stearns and BSSC are members. At August 31, 2005, Bear Stearns’ net capital of $2.23 billion exceeded the minimum requirement by $2.14 billion. Bear Stearns’ net capital computation, as defined, includes $936.5 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

BSIL and Bear Stearns International Trading Limited (“BSIT”), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority.

At August 31, 2005, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

In June 2004, the SEC adopted rule amendments relating to “Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities” that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the “Financial Conglomerates Directive” (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company is applying to the SEC during fiscal 2005 to be regulated under this new CSE regime effective December 1, 2005. The new framework will be a notable change in the Company’s regulation, as activities which are currently transacted outside of SEC-regulated entities will come under the scope of SEC regulation and capital adequacy requirements. On becoming subject to the SEC’s consolidated supervision, the Company will be required to report to the SEC computations of the Company’s consolidated capital adequacy. Although the application process is not yet complete, the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis.

10.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

Leases

The Company occupies office space under leases that expire at various dates through 2024. At August 31, 2005, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2005 through 2009 and the aggregate amount thereafter, are as follows:

(in thousands)
FISCAL YEAR
2005 (remaining)	$17,716
2006	75,484
2007	75,342
2008	75,198
2009	69,703
Thereafter	267,260
Total	$580,703

Lending – Related Commitments

In connection with certain of the Company’s business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $2.61 billion at August 31, 2005. Of this amount, approximately $401.9 million was hedged at August 31, 2005. Lending-related commitments to non-investment-grade borrowers approximated $1.66 billion at August 31, 2005.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also has contingent commitments to investment-grade and non-investment-grade companies of approximately $795.0 million as of August 31, 2005. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company’s actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company’s portion of the commitment may be reduced through the syndication process. Additionally, the borrower’s ability to draw may be subject to there being no material adverse change in either market conditions or the borrower’s financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

Private Equity-Related Investments and Partnerships

In connection with the Company’s merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At August 31, 2005, such commitments aggregated $284.6 million. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2013.

Underwriting

In connection with the Company’s mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase new issues of securities aggregating $1.10 billion at August 31, 2005.

Commercial and Residential Loans

The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At August 31, 2005, the Company had entered into commitments to purchase or finance mortgage loans of $3.14 billion.

Letters of Credit

At August 31, 2005, the Company was contingently liable for unsecured letters of credit of approximately $2.27 billion and letters of credit of $933.9 million secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

Other

The Company had commitments to purchase Chapter 13 and other credit card receivables of $142.1 million at August 31, 2005.

With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

Litigation

In the normal course of business, the Company has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

agencies regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

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

The Company has provided reserves for such matters in accordance with SFAS No. 5, “Accounting for Contingencies.” The ultimate resolution may differ from the amounts reserved.

11.	GUARANTEES

In the ordinary course of business, the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the Company to recognize a liability at the inception of certain guarantees and to disclose information about its obligations under certain guarantee arrangements.

The guarantees covered by FIN No. 45 include contracts that contingently require the guarantor to make payments to the guaranteed party based on changes related to an asset, a liability or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement and indirect guarantees of the indebtedness of others, even though the payment to the guaranteed party may not be based on changes to an asset, liability or equity security of the guaranteed party. In addition, FIN No. 45 covers certain indemnification agreements that contingently require the guarantor to make payments to the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.

The following table sets forth the maximum payout/notional amounts associated with the Company’s guarantees as of August 31, 2005:

	Amount of Guarantee Expiration Per Period
(in millions)	Less Than One Year	One to Three Years	Three to Five Years	Greater than Five Years	Total
Certain derivative contracts (notional) (1)	$181,220	$239,614	$154,766	$116,383	$691,983
Municipal securities	2,630	110	—	—	2,740
Residual value guarantee	—	—	570	—	570

(1) The carrying value of these derivatives approximated $1.6 billion as of August 31, 2005.

Derivative Contracts

The Company’s dealer activities cause it to make markets and trade a variety of derivative instruments. Certain derivative contracts that the Company has entered into meet the accounting definition of a guarantee under FIN

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No. 45. Derivatives that meet the FIN No. 45 definition of guarantees include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate the Company to make a payment), put options, as well as floors, caps and collars. Since the Company does not track the counterparties’ purpose for entering into a derivative contract, it has disclosed derivative contracts that are likely to be used to protect against a change in an underlying financial instrument regardless of their actual use.

On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company’s exposure to these contracts. The derivative contracts are recorded at fair value, which approximated $1.6 billion at August 31, 2005.

In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivative contracts and security positions. For a discussion of derivatives, see Risk Management and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Municipal Securities

In 1997, the Company established a program whereby it creates a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate; long-term; highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company’s clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company’s capacity as liquidity provider to the trusts, the maximum exposure to loss at August 31, 2005 was approximately $2.74 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.76 billion at August 31, 2005.

Residual Value Guarantee

The Company has entered into an operating lease arrangement for its worldwide headquarters at 383 Madison Avenue (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor’s underlying interest costs. The Synthetic Lease expires on August 14, 2009 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor’s debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor’s debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of August 31, 2005, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

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

Other Guarantees

The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company’s maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

12.	SEGMENT DATA

The Company operates in three principal segments - Capital Markets, Global Clearing Services and Wealth Management. These segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions.

The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses work in tandem to deliver these services to institutional and corporate clients.

Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and the NYSE, AMEX and ISE specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade, municipal and high yield debt products.

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

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Wealth Management segment is comprised of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company’s resources and professionals. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the U.S. and abroad.

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

Within the Capital Markets segment, certain servicing fees were reclassified from Investment Banking to Fixed Income during the quarter ended May 31, 2005. These reclassifications within the Capital Market segment were made to prior period amounts to conform to the current period’s presentation.

THE BEAR STEARNS COMPANIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
NET REVENUES (1)

Capital Markets
Institutional Equities	$333,620	$233,517	$1,037,013	$772,480
Fixed Income	739,242	773,960	2,412,762	2,473,702
Investment Banking	299,935	181,818	749,264	648,033
Total Capital Markets	1,372,797	1,189,295	4,199,039	3,894,215

Global Clearing Services	258,042	225,090	804,594	685,619

Wealth Management
Private Client Services (2)	113,897	103,498	333,409	331,667
Asset Management	55,686	36,320	161,149	137,454
Total Wealth Management	169,583	139,818	494,558	469,121

Other (3)	11,858	(19,438)	25,301	(64,729)

Total net revenues	$1,812,280	$1,534,765	$5,523,492	$4,984,226

PRE-TAX INCOME

Capital Markets	$492,155	$415,007	$1,429,614	$1,403,139
Global Clearing Services	127,486	93,855	408,249	278,301
Wealth Management	4,894	7,667	25,927	54,253
Other (3)	(44,380)	(72,650)	(242,868)	(249,360)

Total pre-tax income	$580,155	$443,879	$1,620,922	$1,486,333

(1) Certain prior period items have been reclassified to conform to the current period’s presentation

(2)	Three Months Ended		Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Private Client Services detail:
Gross revenues, before transfer to Capital Markets segment	$138,987	$121,082	$402,566	$397,977
Revenue transferred to Capital Markets segment	(25,090)	(17,584)	(69,157)	(66,310)
Private Client Services net revenues	$113,897	$103,498	$333,409	$331,667

(3) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $39.5 million and $42.0 million for the three months ended August 31, 2005 and August 31, 2004, respectively, and $109.0 million and
$130.5 million for the nine months ended August 31, 2005 and August 31, 2004, respectively.

	As of
(in thousands)	August 31, 2005	November 30, 2004	August 31, 2004
SEGMENT ASSETS (4)

Capital Markets	$186,104,876	$157,141,644	$139,070,763
Global Clearing Services	88,909,593	87,793,151	88,114,542
Wealth Management	2,440,003	2,679,697	2,462,452
Other	7,072,216	8,335,402	7,681,462

Total segment assets	$284,526,688	$255,949,894	$237,329,219

(4) Certain prior period items have been reclassified within segment assets to conform to the current period’s presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of August 31, 2005, and the related condensed consolidated statements of income for the three month and nine month periods ended August 31, 2005 and 2004 and cash flows for the nine month periods ended August 31, 2005 and 2004. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.’s management.

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

/s/Deloitte & Touche LLP

New York, New York

October 7, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the “Company”) is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. (“Bear Stearns”), Bear, Stearns Securities Corp. (“BSSC”), Bear, Stearns International Limited (“BSIL”) and Bear Stearns Bank plc (“BSB”), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the “Company” refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three and nine months of 2005 and 2004 refer to the three and nine months ended August 31, 2005 and August 31, 2004, respectively, and all references to quarters are to the Company’s fiscal quarters.

For a description of the Company’s business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company’s risk management policies and procedures, see the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 filed by the Company under the Exchange Act.

CERTAIN FACTORS AFFECTING RESULTS OF OPERATIONS

The Company’s principal business activities—investment banking, securities and derivatives sales and trading, clearance, brokerage and asset management—are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company’s net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory and legislative developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, outcome of legal proceedings, changes in currency values, inflation, credit ratings and the size, volume and timing of transactions.

These and other factors can affect the Company’s volume of security new issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of security new issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company’s securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by it on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. For a discussion of how the Company seeks to manage risks, see the “Risk Management” and “Liquidity and Capital Resources” sections of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 filed by the Company under the Exchange Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Substantial legal liability or a significant regulatory action against the Company could have a material adverse effect or cause significant reputational harm to the Company, which in turn could seriously harm the Company’s business prospects. Firms in the financial services industry have been operating in a difficult regulatory environment. The Company faces significant legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions have been increasing.

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

EXECUTIVE OVERVIEW

Summary of Results

Net revenues for the quarter ended August 31, 2005 increased 18.1% to $1.81 billion from $1.53 billion for the comparable quarter in 2004 while pre-tax earnings increased 30.7% during the same period. Pre-tax profit margin for the 2005 quarter increased to 32.0% when compared with 28.9% in the 2004 quarter. Annualized return on average common equity was 16.9% for the quarter ended August 31, 2005 compared with 15.9% in the 2004 quarter.

Capital Markets net revenues increased 15.4% to $1.37 billion for the 2005 quarter compared to $1.19 billion for the 2004 quarter. Within the Capital Markets segment, institutional equities net revenues for the 2005 quarter increased 42.9% to $333.6 million from $233.5 million for the comparable prior year quarter. U.S. listed and international equity sales and trading net revenues increased due to higher trading volumes and increased market share. Equity derivatives net revenues increased during the 2005 quarter benefiting from improved market conditions and higher customer volumes. Risk arbitrage revenues also increased sharply on higher industry-wide announced mergers and acquisitions (“M&A”) volumes. Fixed income net revenues decreased 4.5% to $739.2 million for the 2005 quarter from $774.0 million for the comparable prior year quarter. While still achieving strong results, mortgage-backed securities revenues declined modestly from the results achieved in the 2004 quarter. Revenues derived from the Company’s credit product businesses also continued to produce strong results as credit spreads tightened promoting active primary and secondary market activity, but declined from the record levels achieved in the 2004 quarter. These decreases were substantially offset by record results in the interest rate product businesses reflecting market share gains along with increased customer volumes attributable to increased interest rate volatility. Investment banking revenues increased 65.0% to $299.9 million for the 2005 quarter from $181.8 million for the 2004 quarter reflecting increases in underwriting, advisory services and merchant banking revenues.

Global Clearing Services net revenues increased 14.6% to $258.0 million for the 2005 quarter from $225.1 million in the 2004 quarter. Increased average customer margin and short sale balances resulted in an increase in net interest revenues of 27.7% to $192.5 million from $150.7 million in the 2004 quarter. Partially offsetting the increase in net interest revenues was an 11.4% decline in clearance commission revenues to $62.9 million in the 2005 quarter from $71.0 million in the 2004 quarter reflecting lower average trading volumes and rates from prime brokerage clients.

Wealth Management net revenues increased 21.3% to $169.6 million for the 2005 quarter from $139.8 million in the 2004 quarter. Revenues from private client services increased reflecting higher individual investor activity levels and the continued expansion of the Company’s sales force and growth in fee-based assets. Asset management revenues during the 2005 quarter also increased reflecting increased performance fees on proprietary hedge fund

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

products and increased management fees on higher levels of traditional and alternative assets under management.

Business Environment

Fiscal 2005 Quarter

The business environment during the Company’s third quarter ended August 31, 2005 was generally favorable due to a combination of factors including an expanding U.S. economy, continued low interest rates and low inflation. Favorable job reports and an active housing market provided ongoing support to economic activity. The unemployment rate dropped to 4.9% in August, its lowest level since August 2001. Oil prices, however, soared during the 2005 quarter. The price per barrel increased from $54 at the beginning of the quarter to $69 at August 31, 2005 raising concerns about the effect on overall economic activity. The Federal Reserve Board (the “Fed”) met twice during the quarter and continued its measured pace of interest rate increases, raising the federal funds rate, in 25 basis point increments, from 3.00% to 3.50%. They were the 9th and 10th straight 25 basis point increase since June 2004.

The major equity indices all increased during the third quarter of 2005. The Dow Jones Industrial Average (“DJIA”), the Nasdaq Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Index (“S&P 500”) increased 0.1%, 4.1% and 2.4%, respectively, during the quarter. Average daily trading volume on the New York Stock Exchange (“NYSE”) and Nasdaq increased 8.3% and 5.3%, respectively, compared to the 2004 quarter. Industry-wide announced M&A volumes increased 35.9% while industry-wide completed M&A volumes increased 31.3% in the 2005 quarter compared to the 2004 quarter. Total equity issuance increased 38.5% in the 2005 quarter compared with the 2004 quarter.

Fixed income activity continued to be robust during the 2005 quarter despite a more challenging environment associated with higher short-term interest rates and a flattening yield curve. While the Fed continued to raise the federal funds rate during the 2005 quarter, long-term interest rates, as measured by the 10-year Treasury bond, remained relatively stable during the 2005 quarter. The 10-year Treasury bond yield was 4.01% at the end of the third quarter, approximately the same level at the beginning of the quarter. The mortgage purchase index increased approximately 11% compared to the 2004 quarter reflecting low interest rates and the strong home purchasing market. Agency collateralized mortgage obligation (“CMO”) and non-agency volumes continued to achieve high levels during the quarter. Overall mortgage-backed securities new issue volume increased 7.6% during the 2005 quarter compared with the 2004 quarter.

Fiscal 2004 Quarter

The business environment during the Company’s third quarter ended August 31, 2004 was characterized by moderate growth in the U.S. economy and continued low inflation. The Fed met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 1.00% to 1.50% citing that the economy was poised to resume a stronger pace of expansion with inflation remaining relatively low. However, rising oil prices, mixed economic data and continued geopolitical concerns weighed on the market during the 2004 quarter and consumer confidence, which had been strong during the first two months of the quarter, fell sharply in August.

The major equity indices all decreased during the third quarter of 2004. The DJIA, NASDAQ and the S&P 500 decreased 0.1%, 7.5% and 1.5%, respectively. Average daily trading volume on the NYSE and Nasdaq decreased 3.6% and 7.9%, respectively, compared to the 2003 quarter. Equity valuations trended downward on sluggish trading volumes and declining volatility. The unfavorable equity market conditions that existed during the 2004 quarter caused equity issuance activity to decrease industry-wide. Despite these conditions, industry-wide announced and completed M&A volumes increased 48% and 149%, respectively, compared to the third quarter of 2003.

Fixed income activity continued to be robust during the 2004 quarter despite the increase in short-term interest rates and a flattening yield curve. Long-term interest rates, as measured by the 10-year Treasury bond, declined during the 2004 quarter. On an intra-day basis, the 10-year Treasury bond yield dropped from 4.87% on June 14, 2004 to 4.10% on August 31, 2004. Reflecting the impact of higher interest rates, agency CMO volumes declined during the

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter. However, overall mortgage-backed securities new issue volume rose approximately 14% during the 2004 quarter, reflecting the significant increase in the issuance of adjustable rate mortgage securities.

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company’s financial results:

	Three Months Ended			Nine Months Ended
(in thousands, except per share amounts, pre-tax profit margin and return on average common equity)	August 31, 2005	August 31 2004	% Increase	August 31, 2005	August 31 2004	% Increase
Revenues, net of interest expense	$1,812,280	$1,534,765	18.1%	$5,523,492	$4,984,226	10.8%
Income before provision for income tax	$580,155	$443,879	30.7%	$1,620,922	$1,486,333	9.1%
Net Income	$378,305	$283,259	33.6%	$1,055,220	$992,127	6.4%
Diluted earnings per share	$2.69	$2.09	28.7%	$7.42	$7.16	3.6%
Pre-tax profit margin	32.0%	28.9%		29.3%	29.8%
Return on average common equity (annualized)	16.9%	15.9%		16.1%	18.9%

The Company reported net income of $378.3 million, or $2.69 per share (diluted), for the quarter ended August 31, 2005, which represented an increase of 33.6% from $283.3 million, and 28.7% from $2.09 per share (diluted), for the comparable quarter in 2004. Revenues, net of interest expense (“net revenues”), increased 18.1% to $1.81 billion for the 2005 quarter from $1.53 billion for the 2004 quarter, due to increases in net revenues in every income statement category.

The Company reported net income of $1.06 billion, or $7.42 per share (diluted), for the nine months ended August 31, 2005, which represented an increase of 6.4% from $992.1 million, and 3.6% from $7.16 per share (diluted), for the nine months ended August 31, 2004. Net revenues increased 10.8% to $5.52 billion for the nine months ended August 31, 2005 from $4.98 billion for the nine months ended August 31, 2004, due to increases in net revenues in every income statement category.

The Company’s commission revenues by reporting category were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31 2004	% Increase (Decrease)	August 31, 2005	August 31, 2004	% Increase (Decrease)
Institutional	$165,328	$142,480	16.0%	$507,134	$461,297	9.9%
Clearance	62,882	71,006	(11.4)%	197,494	233,121	(15.3)%
Retail & other	62,589	60,236	3.9%	197,156	194,557	1.3%
Total commissions	$290,799	$273,722	6.2%	$901,784	$888,975	1.4%

Commission revenues for the 2005 quarter increased 6.2% to $290.8 million from $273.7 million for the comparable prior year quarter. Institutional commissions increased 16.0% to $165.3 million for the 2005 quarter from $142.5 million for the comparable prior year quarter. The increase in institutional commissions is due to increased average daily trading volume on the NYSE and market share improvement. Clearance commissions decreased 11.4% to $62.9 million for the 2005 quarter from $71.0 million for the 2004 quarter primarily reflecting lower trading volumes and rates from prime brokerage clients. Retail and other commissions increased 3.9% to $62.6 million for the 2005 quarter from $60.2 million for the 2004 quarter on higher individual investor activity.

Commission revenues for the nine months ended August 31, 2005 increased 1.4% to $901.8 million from $889.0 million for the comparable prior year period. Institutional commissions increased 9.9% to $507.1 million for the 2005 period from $461.3 million for the 2004 period. The increase in institutional commissions is due to increased average daily trading volume on the NYSE and market share improvement. Clearance commissions decreased 15.3% to $197.5 million for the nine months ended August 31, 2005 from $233.1 million for the 2004 period primarily reflecting lower

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

trading volumes and rates from prime brokerage clients. Retail and other commissions increased 1.3% to $197.2 million in the 2005 period from $194.6 million in the comparable prior year period.

The Company’s principal transactions revenues by reporting category were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	% (Decrease) Increase	August 31, 2005	August 31, 2004	% (Decrease) Increase
Fixed income	$557,572	$644,593	(13.5)%	$1,735,278	$2,014,579	(13.9)%
Equities	118,139	58,376	102.4%	347,999	274,092	27.0%
Derivative financial instruments	207,431	164,410	26.2%	758,677	458,769	65.4%
Total principal transactions	$883,142	$867,379	1.8%	$2,841,954	$2,747,440	3.4%

Revenues from principal transactions for the 2005 quarter increased 1.8% to $883.1 million from $867.4 million for the corresponding prior year quarter due to an increase in equities revenues and derivative financial instruments revenues, partially offset by a decrease in fixed income revenues. Fixed income net revenues decreased 13.5% to $557.6 million for the 2005 quarter from $644.6 million for the comparable prior year quarter as a result of decreases in the mortgage-backed securities and credit products areas. Mortgage-backed securities net revenues declined when compared to the strong results achieved during the 2004 quarter as a flattening yield curve and interest rate volatility created a more challenging operating environment. However, the Company’s agency and non-agency CMO volumes increased when compared to the 2004 quarter. Secondary mortgage-backed securities revenues also declined from the 2004 quarter. The Company’s credit product businesses continued to produce strong results but declined from the record levels achieved in the 2004 quarter. In particular, distressed trading revenues declined from the 2004 quarter. In addition, leveraged finance revenues decreased on reduced origination volumes. Revenues derived from equities activities increased 102.4% to $118.1 million during the 2005 quarter from $58.4 million. Risk arbitrage revenues increased sharply on higher announced M&A volumes. Also contributing to the increase in revenues from equities activities was an increase in international equities which benefited from strong customer volumes. Revenues from derivative financial instruments increased 26.2% to $207.4 million in the 2005 quarter from $164.4 million in the 2004 quarter. Credit derivatives and equity derivatives net revenues increased when compared to the 2004 quarter, benefiting from higher customer volumes and improved market conditions.

Revenues from principal transactions for the nine months ended August 31, 2005 increased 3.4% to $2.84 billion from $2.75 billion for the corresponding prior year period due to increases in derivative financial instruments and equities revenues, partially offset by a decrease in fixed income revenues. Fixed income revenues decreased 13.9% to $1.74 billion for the 2005 period from $2.01 billion for the prior year period attributable to a decrease in mortgage-backed securities, partially offset by an increase in net revenues from the leveraged finance and distressed trading areas. Despite an increase in short-term interest rates and flattening of the yield curve, the Company’s fixed income revenues remained strong. Mortgage-backed securities origination revenues declined from the robust levels of the 2004 period due to the shifting market conditions. Secondary mortgage-backed securities revenues also declined from the 2004 period as an increase in hedging costs resulting from volatile market conditions offset increased customer volumes. This decrease was partially offset by an increase in revenues from the leveraged finance and distressed trading areas which benefited from increased volumes and narrowing credit spreads. Revenues derived from equities activities increased 27.0% to $348.0 million during the 2005 period from $274.1 million in the corresponding prior year period due primarily to principal gains associated with the Company’s investment in the International Securities Exchange (“ISE”) of $49.5 million. Risk arbitrage revenues increased on higher announced M&A volumes. Also contributing to the increase in revenues from equities activities was an increase in the Company’s international equities business which benefited from strong customer volumes. These increases were partially offset by a decrease in NYSE specialist revenues. Revenues from derivative financial instruments increased 65.4% to $758.7 million in the 2005 period from $458.8 million in the 2004 period, due to increases in equity and credit derivatives as a result of increased customer volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s investment banking revenues by reporting category were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	% Increase	August 31, 2005	August 31, 2004	% Increase
Underwriting	$114,509	$76,622	49.4%	$366,547	$341,507	7.3%
Advisory and other fees	108,290	78,212	38.5%	285,639	246,350	15.9%
Merchant banking	93,098	2,947	nm	147,847	46,983	214.7%
Total investment banking	$315,897	$157,781	100.2%	$800,033	$634,840	26.0%

nm – not meaningful

Investment banking revenues increased 100.2% to $315.9 million for the 2005 quarter from $157.8 million for the 2004 quarter as improved market conditions led to a significant increase in equity underwriting activities and completed M&A volumes. Underwriting revenues increased 49.4% to $114.5 million for the 2005 quarter from $76.6 million for the corresponding prior year quarter. Equity underwriting revenues increased significantly compared to the 2004 quarter as the volume of initial public offerings (“IPO”) and follow-on offerings rose on increased volumes and market share gains. High grade underwriting revenues also increased significantly reflecting higher new issue activity. Partially offsetting these increases was a decline in high yield underwriting revenues on lower new issue volumes. Advisory and other fees for the 2005 quarter increased 38.5% to $108.3 million from $78.2 million for the 2004 quarter reflecting increased M&A fee revenues resulting from a significant increase in the volume of completed M&A assignments during the 2005 quarter. Merchant banking revenues increased to $93.1 million for the 2005 quarter, from $2.9 million for the prior year quarter attributable to principal gains on the Company’s portfolio of investments and performance fees.

Investment banking revenues increased 26.0% to $800.0 million for the nine months ended August 31, 2005 from $634.8 million for the 2004 period. Underwriting revenues increased 7.3% to $366.5 million for the 2005 period from $341.5 million for the corresponding prior year period, primarily due to higher levels of equity, municipal and high grade underwriting revenues due to strengthening market conditions resulting in increased new issue activity. Partially offsetting these increases was a decline in high yield underwriting revenues on lower new issue volumes. Advisory and other fees for the 2005 period increased 15.9% to $285.6 million from $246.4 million for the prior year period on increased M&A fee revenues resulting from a significant increase in the volume of completed M&A assignments during the 2005 period. Merchant banking revenues increased significantly to $147.8 million for the 2005 period, from $47.0 million for the 2004 period attributable to principal gains on the Company’s portfolio of investments.

Net interest revenues (interest and dividend revenue less interest expense) increased 36.6% to $231.0 million for the 2005 quarter from $169.1 million for the 2004 quarter. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances and improved net interest margins. Average customer margin debt balances increased 22.7% to $57.2 billion for the 2005 quarter from $46.6 billion for the 2004 quarter. Average customer short balances increased 7.5% to $81.3 billion for the 2005 quarter from $75.6 billion for the 2004 quarter. Average securities borrowed balances decreased 6.2% to $59.4 billion for the 2005 quarter from $63.3 billion for the 2004 quarter.

Net interest revenues increased 44.2% to $709.6 million for the nine months ended August 31, 2005 from $492.3 million for the comparable 2004 period. The increase in net interest revenues was primarily attributable to higher levels of customer interest-bearing balances and improved net interest margins. Average customer margin debt balances increased 24.5% to $58.0 billion for the 2005 period from $46.6 billion for the 2004 period. Average customer short balances increased 12.9% to $85.5 billion for the 2005 period from $75.7 billion for the 2004 period and average securities borrowed balances increased 1.6% to $64.7 billion for the 2005 period from $63.7 billion for the 2004 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

The Company’s non-interest expenses were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	% Increase (Decrease)	August 31, 2005	August 31, 2004	% Increase (Decrease)
Employee compensation and benefits	$850,985	$743,038	14.5%	$2,680,668	$2,452,239	9.3%
Floor brokerage, exchange and clearance fees	55,029	56,822	(3.2)%	169,609	173,369	(2.2)%
Communications and technology	97,668	92,360	5.7%	296,950	274,509	8.2%
Occupancy	43,354	35,843	21.0%	123,704	104,226	18.7%
Advertising and market development	32,784	30,030	9.2%	95,933	85,246	12.5%
Professional fees	60,018	47,547	26.2%	168,015	131,717	27.6%
Other expenses	92,287	85,246	8.3%	367,691	276,587	32.9%
Total non-interest expenses	$1,232,125	$1,090,886	12.9%	$3,902,570	$3,497,893	11.6%

Employee compensation and benefits includes the cost of salaries and benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 14.5% to $851.0 million for the 2005 quarter from $743.0 million for the 2004 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 47.0% for the 2005 quarter compared with 48.4% for the 2004 quarter. Full-time employees increased to 11,498 at August 31, 2005 from 10,715 at August 31, 2004. The growth in headcount principally reflects expansion of the Company’s fixed income, wealth management and investment banking areas attributable to increased business activities and growth initiatives.

Non-compensation expenses increased 9.6% to $381.1 million for the 2005 quarter from $347.8 million for the 2004 quarter. Non-compensation expenses as a percentage of net revenues decreased to 21.0% for the 2005 quarter compared with 22.7% for the corresponding prior year quarter. The increase in non-compensation related costs when compared to the 2004 quarter is principally related to increased communications and technology costs, occupancy costs and professional fees. Communications and technology costs increased 5.7% to $97.7 million for the 2005 quarter from $92.4 million for the corresponding prior year quarter, as increased domestic headcount resulted in higher voice and market data related costs. Occupancy costs increased 21.0% to $43.4 million for the 2005 quarter from $35.8 million for the 2004 quarter reflecting additional office space requirements and higher leasing costs associated with the Company’s headquarters building at 383 Madison Avenue. The increase in professional fees of 26.2% to $60.0 million for the 2005 quarter from $47.5 million for the 2004 quarter is attributable to higher levels of legal, temporary help and employment agency fees. CAP Plan related costs decreased to $39.5 million for the 2005 quarter from $42.0 million in the 2004 quarter due to fewer CAP Plan units outstanding. The Company’s pre-tax profit margin rose to 32.0% for the 2005 quarter versus 28.9% for the 2004 quarter.

Employee compensation and benefits increased 9.3% to $2.68 billion for the nine months ended August 31, 2005 from $2.45 billion for the comparable 2004 period, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues was 48.5% for the 2005 period compared to 49.2% for the 2004 period.

Non-compensation expenses increased 16.9% to $1.22 billion for the nine months ended August 31, 2005 from $1.05 billion for the comparable 2004 period. Non-compensation expenses as a percentage of net revenues increased to 22.1% for the nine months ended August 31, 2005 compared with 21.0% for the corresponding prior year period, primarily due to increased litigation reserves (included in other expenses). Communications and technology costs increased 8.2% as increased head count resulted in higher voice and market data related costs. Also contributing to the increase in non-compensation expenses is an 18.7% increase in occupancy costs, reflecting additional office space requirements and higher leasing costs associated with the Company’s headquarters building at 383 Madison Avenue. Professional fees increased 27.6% attributable to higher levels of legal fees, temporary help and employment agency fees. Other expenses increased 32.9% principally due to an increase in litigation reserves. CAP

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan related costs decreased to $109.0 million for the 2005 period from $130.5 million in the comparable prior year period due to fewer CAP Plan units outstanding. The Company achieved a pre-tax profit margin of 29.3% for the 2005 period down slightly from 29.8% for the 2004 period.

The Company’s effective tax rate decreased to 34.8% for the three months ended August 31, 2005 compared to 36.2% for the comparable prior year quarter. The Company’s effective tax rate increased to 34.9% for the nine months ended August 31, 2005 compared to 33.3% for the comparable prior year period.

Business Segments

The remainder of “Results of Operations” is presented on a business segment basis. The Company’s three business segments—Capital Markets, Global Clearing Services and Wealth Management—are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain prior year items have been reclassified between the Capital Markets and Global Clearing Services segments to conform to the current period’s presentation. In addition, within the Capital Markets segment, certain servicing fees have been reclassified from Investment Banking to Fixed Income. These reclassifications in the segments were made to prior period amounts to conform to the current period’s presentation.

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan. See Note 12, “Segment Data,” in the Notes to Condensed Consolidated Financial Statements for complete segment information.

Capital Markets

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	% Increase (Decrease)	August 31, 2005	August 31, 2004	% Increase (Decrease)
Net revenues
Institutional equities	$333,620	$233,517	42.9%	$1,037,013	$772,480	34.2%
Fixed income	739,242	773,960	(4.5)%	2,412,762	2,473,702	(2.5)%
Investment banking	299,935	181,818	65.0%	749,264	648,033	15.6%
Total net revenues	$1,372,797	$1,189,295	15.4%	$4,199,039	$3,894,215	7.8%

Pre-tax income	$492,155	$415,007	18.6%	$1,429,614	$1,403,139	1.9%

The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses work in tandem to deliver these services to institutional and corporate clients.

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned subsidiary, the NYSE, AMEX and ISE specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 15.4% to $1.37 billion for the 2005 quarter compared to $1.19 billion for the 2004 quarter. Pre-tax income for Capital Markets increased 18.6% to $492.2 million for the 2005 quarter from $415.0 million for the comparable prior year quarter. Pre-tax profit margin was 35.9% for the 2005 quarter compared with 34.9% for the 2004 quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Institutional equities net revenues for the 2005 quarter increased 42.9% to $333.6 million from $233.5 million for the comparable prior year quarter. Net revenues from domestic institutional equities activities increased, reflecting higher customer trading volumes and market share gains. Market share gains in Europe and improved Asian equities results contributed to an increase in net revenues from international equities activities in the 2005 quarter. Equity derivatives net revenues increased during the 2005 quarter benefiting from improved market conditions and increased customer activity. Risk arbitrage revenues also increased sharply in the 2005 quarter on higher announced M&A volumes.

Fixed income net revenues decreased 4.5% to $739.2 million for the 2005 quarter from $774.0 million for the comparable prior year quarter. Fixed income net revenues remained robust despite a 250 basis point increase in short-term interest rates since the 2004 quarter, reflecting the strong diversification from the Company’s mortgage, credit and interest rate product businesses. Mortgage-backed securities net revenues declined modestly when compared to the outstanding results achieved during the 2004 quarter as a flattening yield curve and interest rate volatility created a more challenging operating environment. However, primary and secondary activity levels remained high, resulting in continued robust levels of mortgage-backed securities revenues. The Company’s credit product businesses continued to produce strong results as credit spreads tightened, promoting active primary and secondary market activity, but declined from the record levels achieved in the 2004 quarter. In particular, distressed trading declined and leveraged finance revenues declined on reduced origination volumes. Interest rate product net revenues reached record levels during the 2005 quarter reflecting market share gains along with increased customer volumes attributable to interest rate volatility.

Investment banking revenues increased 65.0% to $299.9 million for the 2005 quarter from $181.8 million for the 2004 quarter as improved market conditions led to a significant increase in equity underwriting activities and completed M&A volumes. Underwriting revenues increased 10.2% to $122.6 million for the 2005 quarter from $111.3 million for the corresponding prior year quarter. Equity underwriting revenues increased significantly in the 2005 quarter compared to the 2004 quarter as the volume of IPO and follow-on offerings rose on increased volumes and market share gains. High grade underwriting revenues also increased significantly reflecting higher new issue activity. Partially offsetting these increases was a decline in high yield underwriting revenues on lower new issue volumes. Advisory and other fees for the 2005 quarter increased 24.7% to $84.2 million from $67.6 million for the prior year quarter reflecting increased M&A fee revenues resulting from a significant increase in the volume of completed M&A assignments during the 2005 quarter. Merchant banking revenues increased to $93.1 million for the 2005 quarter, from $2.9 million for the 2004 quarter attributable to principal gains on the Company’s portfolio of investments and performance fees.

Net revenues for Capital Markets increased 7.8% to $4.20 billion for the nine months ended August 31, 2005 compared to $3.89 billion for the comparable prior year period. Pre-tax income for Capital Markets increased 1.9% to $1.43 billion from $1.40 billion for the 2005 period compared to the 2004 period. Pre-tax profit margin was 34.0% for the 2005 period compared with 36.0% for the 2004 period.

Institutional equities net revenues for the 2005 nine month period increased 34.2% to $1.04 billion from $772.5 million for the comparable prior year period. Net revenues from domestic and international institutional equities activities increased, reflecting higher trading volumes and market share gains. Equity derivatives revenues increased significantly during the 2005 period benefiting from improved market conditions and increased customer activity. Risk arbitrage revenues increased during the 2005 period on higher announced M&A volumes. The 2005 period also includes principal gains of approximately $42 million associated with the Company’s investment in the ISE. Partially offsetting these increases was a decline in net revenues from NYSE specialist activities during the 2005 period reflecting lower market volatility.

Fixed income net revenues decreased 2.5% to $2.41 billion for the 2005 nine month period from $2.47 billion for the comparable prior year period. Mortgage-backed securities origination revenues declined from the robust levels of the 2004 period due to the shifting market conditions. Secondary mortgage-backed securities revenues also declined from the 2004 period as an increase in hedging costs resulting from volatile market conditions offset increased volumes. This decrease was partially offset by an increase in revenues from the leveraged finance area which benefited from strong volumes. In addition, credit derivatives net revenues increased during the 2005 period on greater volume from improved market conditions and market share gains.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment banking revenues increased 15.6% to $749.3 million for the nine months ended 2005 from $648.0 million for the 2004 period. Underwriting revenues increased 0.6% to $392.4 million for the 2005 period from $390.1 million for the 2004 period. Higher levels of equity, municipal and high grade underwriting revenues during the 2005 period were partially offset by a decline in high yield underwriting revenues. Advisory and other fees for the 2005 period decreased slightly to $209.0 million from $211.0 million for the 2004 period. Merchant banking revenues increased substantially to $147.8 million for the 2005 period, from $47.0 million for the comparable prior year period attributable to principal gains on the Company’s portfolio of investments and increased performance fees.

Global Clearing Services

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	% Increase	August 31, 2005	August 31, 2004	% Increase
Net revenues	$258,042	$225,090	14.6%	$804,594	$685,619	17.4%
Pre-tax income	$127,486	$93,855	35.8%	$408,249	$278,301	46.7%

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At August 31, 2005 and August 31, 2004, the Company held approximately $256 billion and $234 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 14.6% to $258.0 million for the 2005 quarter from $225.1 million in the 2004 quarter. Net interest revenues increased 27.7% to $192.5 million for the 2005 quarter from $150.7 million for the prior year quarter primarily reflecting an increase in average customer margin and short sale balances. Commission revenues decreased 11.4% to $62.9 million for the 2005 quarter from $71.0 million for the comparable prior year quarter primarily reflecting reduced trading volumes and rates from prime brokerage clients. Pre-tax income increased 35.8% to $127.5 million, from $93.9 million for the 2004 quarter reflecting higher net revenues and stable expenses. Pre-tax profit margin was 49.4% for the 2005 quarter compared to 41.7% for the 2004 quarter.

Net revenues for Global Clearing Services increased 17.4% to $804.6 million for the nine months ended August 31, 2005 from $685.6 million in the 2004 period. Net interest revenues increased 34.0% to $586.6 million for the 2005 period from $437.7 million for the prior year period primarily reflecting increased average customer margin and short sale balances. Commission revenues decreased 15.3% to $197.5 million for the 2005 period from $233.1 million for the comparable prior year period reflecting reduced trading volumes and rates from prime brokerage clients. Pre-tax income increased 46.7% to $408.2 million, from $278.3 million for the 2004 period reflecting higher net revenues and stable expenses. Pre-tax profit margin was 50.7% for the 2005 period compared to 40.6% for the 2004 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Company’s interest-bearing balances for the fiscal periods ended:

	Three Months Ended		Nine Months Ended
(in billions)	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Margin debt balances, average for period	$57.2	$46.6	$58.0	$46.6
Margin debt balances, at period end	$59.6	$49.6	$59.6	$49.6
Customer short balances, average for period	$81.3	$75.6	$85.5	$75.7
Customer short balances, at period end	$80.6	$73.7	$80.6	$73.7
Securities borrowed, average for period	$59.4	$63.3	$64.7	$63.7
Securities borrowed, at period end	$53.4	$58.9	$53.4	$58.9
Free credit balances, average for period	$28.6	$30.8	$30.1	$28.5
Free credit balances, at period end	$29.6	$29.3	$29.6	$29.3
Equity held in client accounts	$255.6	$233.8	$255.6	$233.8

Wealth Management

	Three Months Ended			Nine Months Ended
(in thousands)	August 31, 2005	August 31, 2004	% Increase (Decrease)	August 31, 2005	August 31, 2004	% Increase (Decrease)
Net revenues
Private Client Services	$113,897	$103,498	10.0%	$333,409	$331,667	0.5%
Asset Management	55,686	36,320	53.3%	161,149	137,454	17.2%
Total net revenues	$169,583	$139,818	21.3%	$494,558	$469,121	5.4%

Pre-tax income	$4,894	$7,667	(36.2)%	$25,927	$54,253	(52.2)%

The Wealth Management segment is composed of the private client services (“PCS”) and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company’s resources and professionals. At August 31, 2005, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the U.S. and abroad.

Net revenues for Wealth Management increased 21.3% to $169.6 million for the 2005 quarter from $139.8 million for the 2004 quarter. PCS revenues are primarily composed of commissions, net interest and fee income. PCS revenues increased 10.0% to $113.9 million for the 2005 quarter from $103.5 million for the 2004 quarter reflecting higher individual investor activity levels and the continued expansion of the Company’s sales force and growth in fee-based assets. Asset management revenues increased 53.3% to $55.7 million for the 2005 quarter from $36.3 million for the 2004 quarter reflecting increased performance fees on proprietary hedge fund products and increased management fees on higher levels of traditional and alternative assets under management. Pre-tax income for Wealth Management decreased 36.2% to $4.9 million in the 2005 quarter from $7.7 million for the 2004 quarter due to higher compensation associated with additional employees as well as additional legal costs.

Net revenues for Wealth Management increased 5.4% to $494.6 million for the nine months ended August 31, 2005 from $469.1 million for the corresponding prior year period. PCS revenues increased 0.5% to $333.4 million for the 2005 period from $331.7 million for the 2004 period. Net interest revenues increased due to higher margin balances. In addition, higher levels of fee income during the 2005 period were attributable to the Company’s private client advisory services product. This increase was largely offset by a decline in commission revenues reflecting a reduction in individual activity levels during the 2005 period compared to the 2004 period. Asset management revenues increased 17.2% to $161.1 million for the 2005 period from $137.5 million for the 2004 period reflecting increased performance fees on proprietary hedge fund products. Management fees also increased during the quarter on higher levels of traditional and alternative assets under management. Pre-tax income for Wealth Management decreased 52.2% to $25.9 million in the 2005 period from $54.3 million for the 2004 period. The prior year period included a $22 million gain on the sale of the mutual fund business to Dreyfus.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under management were $37.1 billion at August 31, 2005, reflecting a 32.2% increase from $28.1 billion in assets under management at August 31, 2004. The increase in assets under management reflects continued increases in traditional equity assets attributable to market appreciation and net inflows. In addition, fixed income assets increased due to the acquisition in the fourth quarter of 2004 of $6.1 billion of fixed income assets of Times Square Capital Management, Inc. Assets under management at August 31, 2005 include $6.1 billion of assets from alternative investment products, a slight decrease from $6.4 billion at August 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Financial Leverage

Asset Composition

The Company’s actual level of capital, capital requirements and thereby the level of financial leverage, are a function of numerous variables, including asset composition, rating agency/creditor perception, business prospects, regulatory requirements, balance sheet liquidity, cost/availability of capital and risk of loss. The Company consistently maintains a highly liquid balance sheet, with the vast majority of the Company’s assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

Collateralized receivables consist of resale agreements secured predominantly by U.S. government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company’s business as a securities dealer requires it to carry significant levels of securities inventories to meet its customer and proprietary trading needs. Additionally, the Company’s role as a financial intermediary for customer activities, which it conducts on a principal basis, together with its customer-related activities in its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowed and repurchase activity. The Company’s total assets and financial leverage can and do fluctuate, depending largely on economic and market conditions, volume of activity and customer demand.

The Company’s total assets at August 31, 2005 increased to $284.5 billion from $255.9 billion at November 30, 2004. The increase was primarily attributable to increases in financial instruments owned, assets of variable interest entities and mortgage loan special purpose entities, receivables from customers, securities received as collateral, and receivables from brokers, dealers and others, partially offset by a decrease in securities borrowed and cash and cash equivalents. The Company’s total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders’ equity, increased to $52.1 billion at August 31, 2005 from $45.8 billion at November 30, 2004. This change was primarily due to a net increase in long-term debt and an increase in equity due to earnings.

The Company’s total capital base as of August 31, 2005 and November 30, 2004 was as follows:

(in millions)	August 31, 2005	November 30, 2004
Long-Term Borrowings:
Senior debt	$41,927.1	$36,580.8
Subordinated debt (1)	262.5	262.5
Total Long-Term Borrowings	$42,189.6	$36,843.3
Stockholders’ Equity:
Common stockholders’ equity	$9,508.7	$8,542.8
Preferred stockholders’ equity	372.3	448.1
Total Stockholders’ Equity	$9,881.0	$8,990.9
Total Capital	$52,070.6	$45,834.2

(1) Represents junior subordinated deferrable interest debentures issued by the Company, held by Bear Stearns Capital Trust III.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Given the nature of the Company’s market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company’s total assets at quarter end are lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally U.S. government and agency securities and agency mortgage pass-through securities. At August 31, 2005 and November 30, 2004, total assets of $284.5 billion and $255.9 billion were approximately 5.3% and 6.4%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite reduced total assets at quarter end, the Company’s overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents’ evaluation of the Company’s financial condition.

Leverage Ratios

The following table presents total assets, adjusted assets and net adjusted assets with the resultant leverage ratios at August 31, 2005 and November 30, 2004. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its resale, securities borrowed and segregated cash assets renders net adjusted leverage as the most relevant measure.

(in billions, except ratios)	August 31, 2005	November 30, 2004
Total assets	$284.5	$255.9
Adjusted assets (1)	$222.1	$197.3
Net adjusted assets (2)	$160.0	$127.5
Leverage ratio (3)	28.1	27.7
Adjusted leverage ratio (4)	21.9	21.3
Net adjusted leverage ratio (5)	15.8	13.8

(1) Adjusted assets at August 31, 2005 is total assets of $284.5 billion less securities purchased under agreements to resell of $44.4 billion, securities received as collateral of $12.4 billion and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations of $5.7 billion. Adjusted assets at November 30, 2004 is total assets of $255.9 billion less securities purchased under agreements to resell of $45.4 billion, securities received as collateral of $8.8 billion and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations of $4.4 billion.

(2) Net adjusted assets at August 31, 2005 is adjusted assets of $222.1 billion less securities borrowed of $62.1 billion. Net adjusted assets at November 30, 2004 is adjusted assets of $197.3 billion less securities borrowed of $69.8 billion.

(3) Leverage ratio equals total assets divided by stockholders’ equity and junior subordinated debt issued to Bear Stearns Capital Trust III.

(4) Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity and junior subordinated debt issued to Bear Stearns Capital Trust III.

(5) Net adjusted leverage ratio equals net adjusted assets divided by stockholders’ equity and junior subordinated debt issued to Bear Stearns Capital Trust III.

The Company views the junior subordinated debt issued to Bear Stearns Capital Trust III as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding Strategy & Liquidity Risk Management

General Funding Strategy

The Company’s general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company’s financing needs at all times and under all market environments. The Company attempts to finance its balance sheet by maximizing, where economically competitive, its use of secured funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. Within this context, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. Beyond this, the Company’s emphasis on diversification by product, geography, maturity and instrument seeks to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding includes commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

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

As it relates to the alternative funding strategy discussed above, the Company prepares an analysis that focuses on a 12-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. Given these assumptions, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated marketable securities in relation to its unsecured debt maturing over the next 12 months, striving to maintain the ratio of liquidity sources to maturing debt at 100% or greater. Also within this strategy, the Company endeavors to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis (i.e., positive net cash capital). These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company’s alternative funding strategy and, consequently, its approach to funding and liquidity risk management.

As of August 31, 2005, the market value of higher quality unencumbered, unhypothecated financial instruments owned by the Company was approximately $26.5 billion with a borrowing value of $21.2 billion. The assets are comprised of primarily mortgage- and asset-backed securities, investment-grade municipal and corporate bonds, U.S. equities and residential mortgage whole loans. The average advance rate on these different asset types ranges from 71% to 98% and is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio (explained above) based solely on Company owned securities has averaged 167% over the previous 12 months including unused committed unsecured bank credit, and 154% excluding the unsecured portion of the Company’s $3.7 billion committed revolving credit facility. On this same basis, the liquidity ratio was 181% as of August 31, 2005 and 168% excluding committed unsecured bank

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

credit. In addition to firm owned unencumbered financial instruments, as of quarter end, the Company’s PAIB (proprietary accounts of introducing brokers) clients owned $6.9 billion of unencumbered securities that were held at BSSC with a borrowing value of $5.6 billion, of which $2.4 billion were readily available to pledge under current reserve requirements. Inclusive of this readily available portion, the liquidity ratio at August 31, 2005 was 199%.

The cash capital framework is utilized to evaluate the Company’s long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company’s assets is determined on a regular basis. The two basic categories of cash capital usage can be characterized broadly as (1) firmwide haircuts and (2) illiquid assets/long-term investments. The first category represents the aggregation of the “non-financeable” portion of assets, given that a percentage of the asset can be readily financed on a secured basis. Incorporated in this component is capital needed to support the vast majority of the Company’s assets, including trading-related assets, inventory, reverse repos, margin loans and certain committed funding obligations. The second category consists of items not easily or readily financed on a secured basis and includes fixed assets, goodwill, merchant banking investments as well as other items. At August 31, 2005 the Company’s net cash capital position was $2.1 billion. Fluctuations in net cash capital are common and are a function of fluctuations in total assets, balance sheet composition and total capital. The Company typically maintains net cash capital equal to or in excess of $1.0 billion. Over the previous 12 months, the Company’s net cash capital position has averaged $1.0 billion.

In addition to the alternative funding measures above, the Company monitors the maturity profile of its unsecured debt to minimize refinancing risk, maintains relationships with a broad global base of debt investors and bank creditors, establishes and adheres to strict short-term debt investor concentration limits, and periodically tests its secured and unsecured committed credit facilities. An important component of the Company’s funding and liquidity risk management efforts involves ongoing dialogues with a large number of creditor constituents. Strong relationships with a diverse base of creditors and debt investors are crucial to the Company’s liquidity. The Company also maintains available sources of short-term funding that exceed actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company’s debt obligations.

With respect to the management of refinancing risk, the maturity of the long-term debt portfolio is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of approximately no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the third fiscal quarter of 2005. As of August 31, 2005, the weighted average maturity of the Company’s long-term debt was 4.4 years.

Committed Credit Facilities

The Company has a committed revolving credit facility (“Facility”) totaling $3.70 billion, which permits borrowing on a secured basis by Bear Stearns, BSSC, BSIL and certain other subsidiaries. The Facility also provides that The Bear Stearns Companies Inc. (“Parent Company”) and BSIL may borrow up to $1.85 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders’ equity of the Company and net capital of BSSC. The Facility terminates in February 2006, with all loans outstanding at that date payable no later than February 2007. There were no borrowings outstanding under the Facility at August 31, 2005.

The Company has a $1.50 billion committed revolving securities repo facility (“Repo Facility”), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, Bear Stearns International Trading Limited (“BSIT”) and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders’ equity of the Company. The Repo Facility terminates in August 2006, with all repos outstanding at that date payable no later than August 2007. There were no borrowings outstanding under the Repo Facility at August 31, 2005.

The Company has a $350 million committed revolving credit facility (“Pan Asian Facility”), which permits borrowing on a secured basis collateralized by foreign securities at pre-specified advance rates. The Pan Asian

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders’ equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2005 with all loans outstanding at that date payable no later than December 2006. There were no borrowings outstanding under the Pan Asian Facility at August 31, 2005.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $2.91 billion. At August 31, 2005, the borrowings outstanding under these committed credit facilities were $670.0 million.

Capital Resources

The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. In connection with these operating activities, a substantial portion of the Company’s long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances. Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At August 31, 2005, the Parent Company’s equity double leverage ratio was approximately 0.73 based on common equity and 0.70 including preferred equity. At November 30, 2004, these measures were 0.70 based on common equity and 0.66 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital are funded with long-term debt issued by the Company having a maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted outside the regulated subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed.

Long-term debt totaling $36.0 billion and $30.7 billion had remaining maturities beyond one year at August 31, 2005 and November 30, 2004, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, other U.S. and non-U.S. bond and note offerings and other methods. The Company’s access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company’s long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company’s market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company’s credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company’s credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of August 31, 2005, a downgrade by either Moody’s Investors Service or Standard & Poor’s to the Company’s long-term ratings to the level of A3 or A- would have required the Company to post approximately $1.60 billion in additional collateral for outstanding over-the-counter derivatives contracts.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At August 31, 2005, the Company’s long-term/short-term debt ratings were as follows:

Rating
Dominion Bond Rating Service Limited	A(high)/R-1 (middle)
Fitch	A+/F1+
Moody’s Investors Service	A1/P-1
Rating & Investment Information, Inc.	A+/NR
Standard & Poor’s (1)	A/A-1

NR – does not assign a short-term rating

(1) On October 11, 2005, Standard & Poor’s revised the outlook for the Company’s long-term debt ratings from “stable” to “positive,” while simultaneously affirming the Company’s credit ratings.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On January 5, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (“Repurchase Program”) to replenish the previous authorizations to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond. During the quarter ended August 31, 2005, the Company purchased under the current authorization a total of 788,030 shares at a cost of approximately $79.7 million. Approximately $689.0 million was available to be purchased under the current authorization as of August 31, 2005.

On September 6, 2005, the Company entered into a series of forward contracts pursuant to the CAP Plan with a number of CAP Plan participants. Under these forward contracts such participants have agreed to sell up to 3,360,682 common shares of the Company’s common stock that are due to be distributed on or about November 30, 2005. The forward contracts will settle on November 30, 2005. The purchase price will be based on the daily volume weighted average price of the common stock of the Company as reported on the NYSE on each day that the weighted average price is between $90 and $115 per share during the 60 day period from September 6, 2005 through November 29, 2005. The shares will be purchased pursuant to the Repurchase Program.

During the quarter ended August 31, 2005, the Company also purchased a total of 426,364 shares of its common stock at a total cost of $43.6 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 30, 2004. Approximately $69.6 million was available to be purchased under the current authorization as of August 31, 2005.

Cash Flows

Cash and cash equivalents during the nine month period ended August 31, 2005 decreased $1.09 billion to $3.09 billion. Cash used in operating activities was $12.69 billion, primarily attributable to increases in financial instruments owned, net receivables from customers and net receivables from brokers, dealers and others, partially offset by increases in securities sold under agreements to repurchase, net of securities purchased under agreements to resell and financial instruments sold, but not yet purchased and a decrease in securities borrowed, net of securities loaned which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $152.9 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $11.76 billion reflected net proceeds relating to short-term borrowings and net proceeds from the issuance of long-term borrowings partially offset by net payments for the retirement/repurchase of long-term borrowings.

Regulated Subsidiaries

As registered broker-dealers, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act, the NYSE and the Commodity Futures Trading Commission, which are designed to measure the general financial soundness and

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liquidity of broker-dealers. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority. At August 31, 2005, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

The Company’s broker-dealer subsidiaries and other regulated subsidiaries are subject to minimum capital requirements and may also be subject to certain restrictions on the payment of dividends, which could limit the Company’s ability to withdraw capital from such regulated subsidiaries, which in turn could limit the Company’s ability to pay dividends. See Note 9, “Regulatory Requirements,” in the Notes to Condensed Consolidated Financial Statements.

In June 2004, the SEC adopted rule amendments relating to “Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities” that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the “Financial Conglomerates Directive” (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. The Company is applying to the SEC during fiscal 2005 to be regulated under this new CSE regime effective December 1, 2005. The new framework will be a notable change in the Company’s regulation, as activities which are currently transacted outside of SEC-regulated entities will come under the scope of SEC regulation and capital adequacy requirements. On becoming subject to the SEC’s consolidated supervision, the Company will be required to report to the SEC computations of the Company’s consolidated capital adequacy. Although the application process is not yet complete, the Company believes that it will meet the requirements of the SEC to be regulated on a consolidated basis.

Merchant Banking and Private Equity Investments

In connection with the Company’s merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At August 31, 2005, the Company held investments with an aggregate recorded value of approximately $571.6 million, reflected in the Condensed Consolidated Statements of Financial Condition in “Other Assets.” At November 30, 2004, the Company held investments with an aggregate recorded value of approximately $469.4 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under “Commitments”).

High Yield Positions

As part of the Company’s fixed income activities, it participates in the underwriting, securitization and trading of non-investment-grade debt securities, non-performing mortgage-related assets, non-investment-grade commercial and leveraged loans and securities of companies that are the subject of pending bankruptcy proceedings (collectively, “high yield positions”). Also included in high yield positions is a portfolio of Chapter 13 and other credit card receivables from individuals. Non-investment-grade debt securities have been defined as non-investment-grade corporate debt, asset securitization positions and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At August 31, 2005 and November 30, 2004, the Company held high yield positions approximating $11.21 billion and $7.09 billion, respectively, substantially all of which are in “Financial Instruments Owned” in the Condensed Consolidated Statements of Financial Condition, and $1.88 billion and $1.09 billion, respectively, reflected in “Financial Instruments Sold, But Not Yet Purchased” in the Condensed Consolidated Statements of Financial Condition. Included in these amounts is a portfolio of non-performing mortgage-related assets as well as a portfolio of Chapter 13 and other credit card receivables jointly aggregating $1.76 billion at August 31, 2005 and $1.29 billion at November 30, 2004. Also included in the high yield positions are extensions of credit to highly leveraged companies. At August 31, 2005 and November 30, 2004, the amount outstanding to highly leveraged borrowers totaled $4.49 billion and $2.14 billion, respectively. The largest industry concentration was the entertainment industry, which approximated 27.0% of these high yield positions at August 31, 2005. At November 30, 2004, the largest industry concentration was the telecommunications industry which approximated 20.4% of these high yield positions. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under “Commitments”).

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also has exposure to non-investment-grade counterparties through its trading-related derivative activities which amounts are not included in the aggregate high yield positions above. These amounts, net of collateral, were approximately $247 million and $340 million at August 31, 2005 and November 30, 2004, respectively.

The Company’s Risk Management Department and senior trading managers monitor exposure to market and credit risk for high yield positions and establish limits and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company’s high yield positions, and the impact of such activities on the Company’s results of operations, can fluctuate from period to period as a result of customer demand and economic and market considerations.

Contractual Obligations

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At August 31, 2005, the Company’s contractual obligations by maturity, excluding derivative financial instruments, were as follows:

	Payments Due By Period
(in millions)	Remaining Fiscal 2005	Fiscal 2006- 2007	Fiscal 2008- 2009	Thereafter	Total
Long-term borrowings (1) (2)	$650	$14,244	$11,385	$15,911	$42,190
Future minimum lease payments (3) (4)	18	151	145	267	581
(1)

Amounts include fair value adjustments in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures (“Debentures”). The Debentures will mature on May 15, 2031; however, the Company, at its option, may redeem the Debentures beginning May 15, 2006. The Debentures are reflected in the table at their contractual maturity dates.

(2)

Included in fiscal 2006 are approximately $2.2 billion of floating-rate medium-term notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity date of these notes is during fiscal 2009 and fiscal 2010.

(3)	Includes 383 Madison Avenue in New York City.
(4)	See Note 10, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

The Company has commitments(1) under a variety of commercial arrangements. At August 31, 2005 the Company’s commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:

	Amount of Commitment Expiration Per Period
(in millions)	Remaining Fiscal 2005	Fiscal 2006- 2007	Fiscal 2008- 2009	Thereafter	Total
Lending-related commitments:
Investment-grade (2)	$1,210	$481	$676	$248	$2,615
Non-investment-grade	460	181	585	430	1,656
Contingent commitments (3)	780	—	—	—	795
Commitments to invest in private equity-related investments and partnerships (4)					285
Underwriting commitments	1,100	—	—	—	1,100
Commercial and residential loans	2,519	621	—	—	3,140
Letters of credit	3,113	61	35	—	3,209
Other commercial commitments	12	130	—	—	142

(1) See Note 10, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade borrowings the Company entered into credit default swaps aggregating $401.9 million at August 31, 2005.

(3) Includes $15 million in commitments with no stated maturity.

(4) At August 31, 2005, commitments to invest in private equity-related investments and partnerships aggregated $284.6 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2013.

OFF-BALANCE-SHEET ARRANGEMENTS

In the normal course of business, the Company enters into arrangements with special purpose entities (“SPEs”), also known as variable interest entities. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, are generally not controlled by their equity owners, as the establishing documents govern all material decisions. The Company’s primary involvement with SPEs relates to securitization transactions in which transferred assets, including commercial and residential mortgages, consumer receivables, securities and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. The Company, in the normal course of business, may establish SPEs, sell assets to SPEs, underwrite, distribute, and make a market in securities or other beneficial interests issued by SPEs, transact derivatives with SPEs, own securities or other beneficial interests, including residuals, in SPEs, and provide liquidity or other guarantees for SPEs.

The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” to account for securitizations and other transfers of financial assets. In accordance with SFAS No. 140, the Company accounts for transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity (“QSPE”) or has the right to pledge or exchange the assets received; and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations, provided that such transfer meets all of these criteria. See Note 4, “Transfers of Financial Assets and Liabilities,” in the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the Company’s securitization activities.

The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests. The Company adopted FIN No. 46 (R) for its variable interests in fiscal 2004. The Company consolidates those VIEs in which the Company is the primary beneficiary. See Note 5, “Variable Interest Entities and Mortgage Loan Special Purpose Entities,” in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the consolidation of VIEs.

The majority of the SPEs that the Company sponsors or transacts with are QSPEs, which the Company does not consolidate in accordance with this guidance. QSPEs are entities that have little or no discretionary activities and may only passively hold assets and distribute cash generated by the assets they hold. The Company reflects the fair value of its interests in QSPEs on its balance sheet but does not recognize the assets or liabilities of QSPEs. QSPEs are employed extensively in the Company’s mortgage and asset securitization business.

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

In addition to the above, in the ordinary course of business the Company issues various guarantees to counterparties in connection with certain derivative, leasing, securitization and other transactions. See Note 11, “Guarantees,” in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

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

The Company’s dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions that may include over-the-counter derivatives contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and U.S. Treasury positions to hedge its debt issuances as part of its asset and liability management.

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

As of August 31, 2005 and November 30, 2004, the Company had notional/contract amounts of approximately $5.02 trillion and $3.50 trillion, respectively, of derivative financial instruments, of which $1.07 trillion and $692.0 billion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company’s derivative financial instruments

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

outstanding, which either are used to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company’s derivatives had a notional weighted average maturity of approximately 4.0 years at both August 31, 2005 and November 30, 2004. The maturities of notional/contract amounts outstanding for derivative financial instruments as of August 31, 2005 were as follows:

(in billions)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total

Swap agreements, including options, swaptions, caps, collars and floors	$760.0	$992.7	$983.9	$1,076.8	$3,813.4
Futures contracts	327.8	160.5	29.9	—	518.2
Forward contracts	99.8	—	—	—	99.8
Options held	330.2	64.3	1.1	0.2	395.8
Options written	177.2	10.6	1.5	0.1	189.4
Total	$1,695.0	$1,228.1	$1,016.4	$1,077.1	$5,016.6
Percent of total	33.8%	24.4%	20.3%	21.5%	100.0%

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions which could materially affect reported amounts in the financial statements (see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements). Critical accounting policies are those policies that are the most important to the financial statements and/or those that require significant management judgment related to matters that are uncertain.

Valuation of Financial Instruments

The Company has identified the valuation of financial instruments as a critical accounting policy due to the complex nature of certain of its products, the degree of judgment required to appropriately value these products and the pervasive impact of such valuation on the financial condition and earnings of the Company.

The Company’s financial instruments can be aggregated in three broad categories: (1) those whose fair value is based on quoted market prices or for which the Company has independent external valuations, (2) those whose fair value is determined based on readily observable price levels for similar instruments and/or models or methodologies that employ data that are observable from objective sources, and (3) those whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources.

(1) Financial Instruments Valued Based on Quoted Market Prices or for Which the Company Has Independent External Valuations

The Company’s valuation policy is to use quoted market prices from securities and derivatives exchanges where they are available and reliable. Financial instruments valued based on quoted market prices are primarily exchange-traded derivatives and listed equities. Financial instruments that are most typically valued using alternative approaches but for which the Company typically receives independent external valuation information include U.S. Treasuries, most mortgage-backed securities and corporate, emerging market, high yield and municipal bonds. Unlike most equities, which tend to be traded on exchanges, the vast majority of fixed income trading (including U.S. Treasuries) occurs in over-the-counter markets, and, accordingly, the Company’s valuation policy is based on its best estimate of the prices at which these financial instruments

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

trade in those markets. The Company is an active dealer in most of the over-the-counter markets for these financial instruments, and typically has considerable insight into the trading level of financial instruments held in inventory and/or related financial instruments that it uses as a basis for its valuation.

(2) Financial Instruments Whose Fair Value Is Determined Based on Internally Developed Models or Methodologies That Employ Data That Are Readily Observable from Objective Sources

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments. For an indication of the Company’s involvement in derivatives, including maturity terms, see the table setting forth notional/contract amounts outstanding in the preceding “Derivative Financial Instruments” section.

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

At August 31, 2005 and November 30, 2004, the total of all financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources (primarily fixed income cash positions) aggregated approximately $5.4 billion and $4.0 billion, respectively, in “Financial Instruments Owned” and $2.6 billion and $1.6 billion, respectively, in “Financial Instruments Sold, But Not Yet Purchased” in the Condensed Consolidated Statements of Financial Condition.

Controls Over Valuation of Financial Instruments

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations. Members of the Controllers and Risk Management Departments perform analysis of internal valuations, typically on

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a monthly basis but often on an intra-month basis as well. These departments are independent of the trading areas responsible for valuing the positions. Results of the monthly validation process are reported to the Mark-to-Market (“MTM”) Committee, which is composed of senior management from the Risk Management and Controllers Departments. The MTM Committee is responsible for ensuring that the approaches used to independently validate the Company’s valuations are robust, comprehensive and effective. Typical approaches include valuation comparisons with external sources, comparisons with observed trading, independent comparisons of key model valuation inputs, independent trade modeling and a variety of other techniques.

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

Equity interests and securities acquired as a result of leveraged acquisition transactions are reflected in the condensed consolidated financial statements at their initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. Generally, the carrying values of these securities will be increased only in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. If quoted market prices are not available, or if liquidating the Company’s position is reasonably expected to affect market prices, fair value is determined based on other relevant factors. Reductions to the carrying value of these securities are made in the event that the Company’s estimate of net realizable value has declined below the carrying value. See “Merchant Banking and Private Equity Investments” in Management’s Discussion and Analysis for additional details.

ACCOUNTING AND REPORTING DEVELOPMENTS

The American Jobs Creation Act (“the Act”), which was signed into law on October 22, 2004, provides a temporary incentive for U.S. companies to repatriate accumulated foreign earnings. A corporation that is a U.S. shareholder of controlled foreign corporations may (subject to various limitations) elect to deduct 85% of certain cash dividends that it receives from those controlled foreign corporations during the election year. The election year may be either the last taxable year beginning before the date of enactment or the first taxable year beginning during the one-year period starting on the date of enactment. For the fiscal year ending November 30, 2005, the Company continues to review all of the guidance issued by the U.S. Treasury on this provision and evaluate the effects of this repatriation provision. The Company will complete its evaluation in the fourth quarter of 2005. However, if the Company decides to repatriate its current pool of accumulated foreign earnings under this provision, it does not expect the income tax on such repatriation, if any, to be material.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123 using the prospective method with guidance provided by SFAS No. 148. In April 2005, the SEC amended the effective date of SFAS No. 123 (R) to provide additional time for companies to comply with the reporting requirements. The Company will adopt SFAS No. 123 (R) on December 1, 2005, as required and does not expect a material impact on the consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus applies to entities not within the scope of FIN No. 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consensus requires the general partner(s) in a limited partnership to consolidate the limited partnership unless it overcomes the presumption of control. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the EITF consensus on EITF Issue No. 04-5 to have a material impact on the consolidated financial statements.

EFFECTS OF INFLATION

The Company’s assets are primarily recorded at their current market value and, to a large extent, are liquid in nature. The rate of inflation affects the Company’s expenses, such as employee compensation, office leasing costs, information technology and communications charges, which may not be readily recoverable in the price of services offered by the Company. In addition, to the extent that inflation causes interest rates to rise and has other adverse effects on the securities markets and on the value of securities held in inventory, it may adversely affect the Company’s financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For a description of the Company’s risk management policies, including a discussion of the Company’s primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk, as well as a discussion of the Company’s credit risk and a discussion of how those exposures are managed, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Value-at-Risk

An estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models, known as value-at-risk (“VaR”) models, that seek to predict risk of loss based on historical and/or market-implied price and volatility patterns. VaR estimates the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation uses simulated changes in the value of market risk-sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

The Company has performed an entity-wide VaR analysis of the Company’s financial assets and liabilities, including financial instruments owned and sold, repurchase and resale agreements and funding assets and liabilities. The Company regularly evaluates and enhances such VaR models in an effort to more accurately measure risk of loss. Certain equity-method investments and non-publicly traded investments are not reflected in the VaR results. The VaR related to certain non-trading financial instruments has been included in this analysis and is not reported separately because the amounts are not material. The calculation is based on a methodology that uses a one-day interval and a 95% confidence level. The Company uses a historical simulation approach for VaR, which is supplemented by statistical risk add-ons for risk factors that do not lend themselves readily to historical simulation. Historical simulation involves the generation of price movements in a portfolio using price sensitivities, and actual historical movements of the underlying risk factors to which the securities are sensitive. Risk factors incorporated via historical simulation include interest rate movements, yield curve shape, general market credit spreads, equity price movement, option volatility movement (for certain option types) and foreign exchange  movement, among others. Risk factors incorporated via add-on factors include the risk of specific bond issuers, among others. The Company believes that its VaR methodologies are consistent with industry practices for these calculations.

VaR has inherent limitations, including reliance on historical data, which may not accurately predict future market risk, and the quantitative risk information generated is limited by the parameters established in creating the models. There can be no assurance that actual losses occurring on any one day arising from changes in market conditions will not exceed the VaR amounts shown below or that such losses will not occur more than once in 20 trading days. VaR is not likely to accurately predict exposures in markets that exhibit sudden fundamental changes or shifts in market conditions or established trading relationships. Many of the Company’s hedging strategies are structured around likely established trading relationships and, consequently, those hedges may not be effective and VaR models may not accurately predict actual results. Furthermore, VaR calculated for a one-day horizon does not fully capture the market risk of positions that cannot be liquidated in a one-day period. However, the Company believes VaR models are an established methodology for the quantification of risk in the financial services industry despite these limitations. VaR is best used in conjunction with other financial disclosures in order to assess the Company’s risk profile.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the three risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of August 31, 2005, May 31, 2005, November 30, 2004 and August 31, 2004. Commodity risk has been excluded due to immateriality for each period presented.

(in millions)	August 31, 2005	May 31, 2005	November 30, 2004	August 31, 2004
MARKET RISK
Interest rate	$25.8	$23.9	$15.3	$14.6
Currency	0.5	3.4	1.4	1.9
Equity	1.1	2.5	2.8	6.6
Diversification benefit	(3.1)	(6.9)	(4.7)	(7.0)
Aggregate VaR	$24.3	$22.9	$14.8	$16.1

The table below illustrates the high, low and average (calculated on a daily basis) VaR for each component of market risk and aggregate market risk during the quarters ended August 31, 2005 and May 31, 2005:

	Quarter Ended August 31, 2005			Quarter Ended May 31, 2005
(in millions)	High	Low	Average	High	Low	Average
MARKET RISK
Interest rate	$30.6	$21.4	$26.9	$27.2	$15.5	$20.8
Currency	2.8	0.1	1.2	3.4	0.0	1.1
Equity	5.3	0.7	2.8	5.1	1.1	2.8
Aggregate VaR	31.4	21.0	25.7	23.4	12.5	17.8

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

Stress testing (also referred to as scenario analysis) measures the risk of loss over a variety of extreme market conditions that are defined in advance. Stress testing is a key methodology used in the management of market risk as well as counterparty credit risk (see “Credit Risk” within Quantitative and Qualitative Disclosures About Market Risk). Stress tests are calculated at the firmwide level for particular trading books, customer accounts and individual positions. Stress tests are performed on a regular basis as well as on an ad hoc basis, as deemed appropriate. The ongoing evaluation process of trading risks as well as the consideration of new trading positions commonly incorporates an ad hoc discussion of “what-if” stressed market conditions and their impact on profitability. This analysis varies in its degree of formality based on the judgment of trading department management, risk management and senior managers. While the Company recognizes that no methodology can perfectly predict future market conditions, it believes that these tools are an important supplement to the Company’s risk management process. The Company expects to continue to develop and refine its formal stress testing methodologies.

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended August 31, 2005 and August 31, 2004, respectively. This chart represents a historical summary of the results generated by the Company’s trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $13.6 million for the quarters ended August 31, 2005 and August 31, 2004. There were five days with a reported trading loss for the quarter ended August 31, 2005 and the total trading loss on each of those days never exceeded

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

the reported aggregate period end VaR amount. During the quarter ended August 31, 2004, there was one day with a reported trading loss and the total trading loss on that day did not exceed the reported aggregate period end VaR amount. The frequency distribution of the Company’s daily net trading revenues reflects the Company’s historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company’s trading activity in both quarters ended August 31, 2005 and August 31, 2004, respectively. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

DISTRIBUTION OF DAILY NET TRADING REVENUES

Quarters Ended August 31, 2005 and August 31, 2004

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company’s net replacement cost of derivatives contracts in a gain position at August 31, 2005 and November 30, 2004 approximated $4.41 billion and $4.56 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate risk of credit loss.

The following table summarizes the counterparty credit quality of the Company’s exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of August 31, 2005:

Over-the-Counter Derivative Credit Exposure (1)

($ in millions)

Rating (2)	Exposure	Collateral (3)	Exposure, Net of Collateral (4)	Percentage of Exposure, Net of Collateral

AAA	$1,735	$242	$1,517	34%
AA	2,681	1,285	1,468	33%
A	2,276	1,440	1,014	23%
BBB	350	457	161	4%
BB and lower	1,372	3,029	225	5%
Non-rated	23	3	22	1%

(1) Excluded are covered transactions structured to ensure that the market values of collateral will at all times equal or exceed the related exposures. The net exposure for these transactions will, under all circumstances, be zero.

(2) Internal counterparty credit ratings, as assigned by the Company’s Credit Department, converted to rating agency equivalents.

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

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company has been named a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the Company’s business. Certain of the foregoing could result in adverse judgments, settlements, fines, penalties or other relief.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company has provided reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The ultimate resolution may differ from the amounts reserved.

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company’s 2004 Financial Report; Part I, Item 3, of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004; and Part II, Item 1, of the Company’s Quarterly Reports on Form 10-Q for the quarters ended February 28, 2005, and May 31, 2005. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

McKesson HBOC, Inc.

The following matters arise out of a merger between McKesson Corporation (“McKesson”) and HBO & Company (“HBOC”) resulting in an entity called McKesson HBOC, Inc. (“McKesson HBOC”). Bear Stearns believes that it has substantial defenses to the claims asserted in these matters.

(i) In re McKesson HBOC, Inc. Securities Litigation: As previously reported in the Company’s Form 10-Q for the quarterly period ended May 31, 2005, by order dated May 23, 2005, the Court denied preliminary approval of the proposed settlement between McKesson HBOC and the plaintiff class. On July 12, 2005, the plaintiffs and McKesson HBOC submitted a revised proposed settlement, purporting to address the issues identified by the Court in its order denying preliminary approval, to which Bear Stearns objected. The revised proposed settlement provides, among other things, that Bear Stearns’ rights under its engagement letter are preserved for future resolution. McKesson HBOC’s claims in connection with the engagement letter are also preserved. On September 8, 2005, the Court granted preliminary approval of the revised proposed settlement. The Court has not established a schedule with respect to its consideration of the final approval of the settlement.

(ii) State of Oregon, by and through the Oregon Public Employees Retirement Board v. Bear, Stearns & Co. Inc., et al.: As previously reported in the Company’s Form 10-K for the fiscal year ended November 30, 2004 (“Form 10-K”), on October 17, 2002, the Utah State Retirement Board, the Public Employees’ Retirement Association of Colorado, the Minnesota State Board of Investment and the Oregon Public Employees Retirement Board, filed a consolidated amended complaint against Bear Stearns, among others, alleging Bear Stearns violated Section 25500 of the California Business and Professions Code and California Civil Code Sections 1709 and 1710, and committed common law fraud and deceit and negligent misrepresentation in connection with its role in the merger between McKesson and HBOC (the “Pension Fund Cases”).

On July 20, 2005, the claims involving the Utah State Retirement Board, the Public Employees’ Retirement Association of Colorado and the Minnesota State Board of Investment were dismissed with respect to Bear Stearns, with prejudice. On August 3, 2005, the Oregon Public Employees Retirement Board filed a Request for Dismissal

LEGAL PROCEEDINGS

with the Court dismissing, without prejudice, the claims it had brought against Bear Stearns. Bear Stearns did not make any payments to the plaintiffs in connection with the dismissals of the claims against it.

(iii) Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al.: As previously reported in the Company’s Form 10-K, on or around March 19, 2002, an action was commenced against, among others, Bear Stearns in the Superior Court of the State of California, County of San Francisco, by two investment funds that acquired the common stock of McKesson HBOC between February 5 and March 12, 1999. On August 8, 2002, plaintiffs filed an amended complaint and thereafter a second and third amended complaint that did not name Bear Stearns as a defendant. On October 7, 2002, this action was consolidated with the Pension Fund Cases described above for pre-trial purposes (although the plaintiffs in this action will not join or be plaintiffs in the consolidated complaint to be filed by the plaintiffs in the Pension Fund Cases). The court subsequently granted plaintiffs’ motion for leave to file a fourth amended complaint adding Bear Stearns as a defendant. Also named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC and Arthur Andersen. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud and negligent misrepresentation in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

This matter is set for trial on October 31, 2005.

Mutual Fund Matters

The Company continues to be in discussions with the Staff of the Securities and Exchange Commission and is also in discussions with the New York Stock Exchange regarding possible resolution of matters related to the role of Bear Stearns and BSSC with respect to mutual fund trading.

Research Investigation Matters

As previously reported, the State of West Virginia by its Attorney General had commenced an action in the Circuit Court of Marshall County, West Virginia, against Bear Stearns and the other securities firms that participated in the research settlement, alleging violations of the West Virginia Consumer Credit and Protection Act. By Order dated July 7, 2005, the Supreme Court of Appeals of West Virginia held that the Attorney General does not have the authority under the West Virginia Consumer Credit and Protection Act to bring an action against defendants based upon their conduct relating to the general business of buying and selling securities.

Pursuant to the opinion of the Supreme Court of Appeals of West Virginia, by Order dated September 16, 2005, the circuit court dismissed this matter with prejudice.

In re Prime Hospitality, Inc. Shareholders Litigation

On July 15, 2005, plaintiff shareholders of Prime Hospitality Corporation (“Prime”) filed a consolidated amended class action complaint in the Delaware Court of Chancery against the directors of Prime, the Blackstone Group (“Blackstone”) and certain affiliates of Blackstone, and Bear Stearns. As amended, the complaint alleges that Bear Stearns acted as a financial advisor to Prime in connection with the sale of Prime to Blackstone, and that Bear Stearns aided and abetted a breach of fiduciary duty by the directors of Prime in connection with that transaction. The amended complaint seeks from defendants compensatory damages in an unspecified amount, as well as various forms of equitable relief, including, but not limited to, rescissory damages, the imposition of a constructive trust and an accounting.

Bear Stearns denies all allegations of wrong-doing asserted against it in the amended complaint and believes that it has substantial defenses to the claims in this matter.

Other Investigations/Inquiries

In relation to the matter previously disclosed on the Company’s Form 10-Q for the quarterly period ended May 31, 2005 concerning collateralized debt obligations, the Company is responding to subpoenas and other requests for information from regulatory and law enforcement agencies.

Item 2. UNREGISTRERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company’s common stock during the third quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

6/1/05 – 6/30/05	457,036	$100.64	457,036	$835,894,157
7/1/05 – 7/31/05	230,408	104.91	230,408	811,722,745
8/1/05 – 8/31/05	526,950	100.81	526,950	758,601,278
Total	1,214,394	101.52	1,214,394

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

On September 6, 2005, the Company entered into a series of forward contracts pursuant to the CAP Plan with a number of CAP Plan participants. Under these forward contracts such participants have agreed to sell up to 3,360,682 common shares of the Company’s common stock that are due to be distributed on or about November 30, 2005. The forward contracts will settle on November 30, 2005. The purchase price will be based on the daily volume weighted average price of the common stock of the Company as reported on the NYSE on each day that the weighted average price is between $90 and $115 per share during the 60 day period from September 6, 2005 through November 29, 2005. The shares will be purchased pursuant to the Repurchase Program.

Item 6. EXHIBITS

Exhibits

(10.1)	Form of Forward Purchase Agreement, dated September 6, 2005, between The Bear Stearns Companies Inc. and a number of CAP Plan participants
(11)

Computation of Per Share Earnings. (The calculation of per share earnings is in Note 8, “Earnings Per Share,” of Notes to Condensed
Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

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

The Bear Stearns Companies Inc. (Registrant)

Date: October 11, 2005	By:	/s/ Jeffrey M. Farber Jeffrey M. Farber Controller (Principal Accounting Officer)