Form 10-K
period 2005-11-30
BEAR STEARNS COMPANIES INC
filed 2006-02-13
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 1-8989

THE BEAR STEARNS COMPANIES INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3286161 (I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(212) 272-2000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of	New York Stock Exchange
6.15% Cumulative Preferred Stock, Series E
Depositary Shares, each representing a one-fourth interest in a share of	New York Stock Exchange
5.72% Cumulative Preferred Stock, Series F
Depositary Shares, each representing a one-fourth interest in a share of	New York Stock Exchange
5.49% Cumulative Preferred Stock, Series G
7.8% Trust Issued Preferred Securities, of Bear Stearns Capital Trust III	New York Stock Exchange
(and registrant’s guarantee thereof)
Euro Floating Rate Global Notes Due July 27, 2012	New York Stock Exchange
Principal Protected Sector Selector Notes Due 2008	American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due 2008	American Stock Exchange
Principal Protected Notes Linked to the Price Performance of the	American Stock Exchange
Nasdaq - 100 Index Due 2009
Principal Protected Notes Linked to the S&P 500 Index Due 2009	American Stock Exchange
Principal Protected Notes Linked to the Dow Jones Industrial Average	American Stock Exchange
Due 2011

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

          At May 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10,347,623,434. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

          On February 6, 2006, the registrant had 119,367,360 outstanding shares of common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

          Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant’s 2005 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders to be held April 11, 2006, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2005.

THE BEAR STEARNS COMPANIES INC.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED NOVEMBER 30, 2005

Form 10-K Item Number:	Page No.

2

PART I

Item 1. Business.

(a) General Development of the Business

The Bear Stearns Companies Inc. (the “Company”) was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. (“Bear Stearns”), Bear, Stearns Securities Corp. (“BSSC”), Bear, Stearns International Limited (“BSIL”) and Bear Stearns Bank plc (“BSB”) is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company succeeded on October 29, 1985 to the business of Bear, Stearns & Co., a New York limited partnership (the “Partnership”). In addition to conducting a substantial portion of its operating activities through certain of its regulated subsidiaries noted above, (Bear Stearns, BSSC, BSIL and BSB), the Company also conducts activities through the following wholly owned subsidiaries: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc. and through its majority owned subsidiary Bear Hunter Holdings LLC. As used in this report, the “Company” refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

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

The Capital Markets segment comprises the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients. Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter (“OTC”) equities, equity derivatives, risk and convertible arbitrage and through a consolidated joint venture, the NYSE, American Stock Exchange (“AMEX”) and International Securities Exchange (“ISE”) specialist and market-making activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange, interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company’s underwriting of equity, investment-grade, municipal and high yield debt products.

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At November 30, 2005, the Company held approximately $258.1 billion of equity in Global Clearing Services client accounts.

The Wealth Management segment is composed of the Private Client Services (“PCS”) and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company’s resources and professionals. At November 30, 2005, PCS had approximately 500 account executives in its principal office, six regional offices, three satellite offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States (“US”) and abroad. The asset management area had $41.9 billion in assets under management at November 30, 2005, which compared to $37.8 billion in assets under management at November 30, 2004.

Financial information regarding the Company’s business segments and foreign operations as of November 30, 2005, November 30, 2004, and November 30, 2003 and for the fiscal years ended November 30, 2005, November 30, 2004 and November 30, 2003 is set forth under “Item 8. Financial Statements and Supplementary Data,” in Note 19 of Notes to Consolidated Financial Statements, entitled “Segment and Geographic Area Data,” and is incorporated herein by reference.

(c) Narrative Description of Business

The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed, municipal securities and high yield products; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist and market-making activities on the NYSE, AMEX and ISE; underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial real estate activities; investment management and advisory services; fiduciary, custody, agency and securities research services.

The Company’s business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, San Francisco, San Juan and Scottsdale; from representative offices in Beijing, Hong Kong, São Paulo and Shanghai; and through international offices in Dublin, Hong Kong, London, Lugano, Milan, Singapore and Tokyo. The Company’s international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients.

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

BSIL is a full service broker-dealer based in London. BSIL is incorporated in the United Kingdom and is authorized and regulated by the Financial Services Authority (“FSA”).

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

Bear Stearns Global Lending Limited (“BSGL”) provides loans to certain Bear Stearns customers. BSGL is incorporated in the Cayman Islands.

Custodial Trust Company (“CTC”), a Federal Deposit Insurance Company (“FDIC”) insured New Jersey state chartered bank, offers a range of trust, lending and securities-clearance services. CTC provides the Company with banking powers including access to the securities and funds-wire services of the Federal Reserve System. CTC provides trust, custody, agency and securities lending services for institutional accounts; commercial and margin lending; the clearance of government securities for institutions and dealers; and the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products. At November 30, 2005, CTC held approximately $61 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds and insurance companies. CTC is incorporated in the State of New Jersey.

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

EMC Mortgage Corporation (“EMC”) is a US Department of Housing and Urban Development (“HUD”) and Freddie MAC approved lender based in Irving, Texas. EMC purchases both conforming and non-conforming, investment-grade and non-investment grade, conventional fixed rate and adjustable rate residential mortgage loans with servicing released or retained and sells such loans to investors. EMC also purchases and sells residual certificates and mortgage servicing rights. EMC is incorporated in the State of Delaware.

Bear Stearns Commercial Mortgage, Inc. (“BSCMI”) is primarily engaged in the origination and securitization of commercial mortgage loans for resale in the form of pass-through securities (“certificates”). These certificates represent fractional and undivided interests in pools of mortgage loans held in a trust. BSCMI is incorporated in the State of New York.

Bear Hunter Holdings LLC (“BHH”) is a Delaware limited liability company jointly owned by the Company and Hunter Partners LLC. Bear Wagner Specialists LLC (“Bear Wagner”), BHH’s principal wholly owned subsidiary, is a registered broker dealer primarily engaged in specialist and market-making activities on the NYSE, AMEX and ISE.

As of November 30, 2005, the Company had 11,843 employees.

The following areas are included in the three business segments mentioned above in Item 1(b).

Equities

General. The Company provides customers with liquidity, sales and trading expertise and equity research in products such as domestic and international equities, block trading, convertible bonds, OTC equities, equity derivatives, risk and convertible arbitrage and through our consolidated joint venture, NYSE, AMEX and ISE specialist and market-making activities.

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

Strategic Structuring and Transactions (“SST”). The Company targets mispriced assets using sophisticated models and proprietary quantitative methods. The Company maintains substantial proprietary trading and investment positions in domestic and foreign markets covering a wide spectrum of equity and commodity products which include the use of futures, listed and OTC options and swaps. The Company has equity ownerships in various power-related assets and has recently formed CalBear Energy L.P., a new energy marketing and trading venture to develop a significant customer business focused on physical natural gas and power trading and related structured transactions.

Equity Securities.

(i)	OTC. The Company makes markets on a principal basis in common and preferred stocks, warrants and other securities traded on the NASD’s Automated Quotation System and otherwise in the OTC market.
(ii)

Direct Access. The Company operates a direct access business through Institutional Direct Inc, a broker-dealer and wholly owned subsidiary of Bear Stearns, by providing execution and operations services to qualified institutional investors. Such investors may directly access brokers on the floor of the NYSE and execute and service orders directly with them.

Equity Research. The Equity Research Department provides in-depth, thematic research underpinned by detailed financial models. The department offers research on more than 1,000 companies in approximately 100 industries (57% of the Standard & Poor’s 500 Index and 76% of the market capitalization of the Standard & Poor’s 500 Index), is widely recognized for high quality macro research and includes the #1 Institutional Investor ranked strategy and accounting teams. The coverage of US stocks is complemented by Latin, European and Asian research teams. The department provides independent third party research reports and ratings on US covered companies as well as foreign securities with liquid ADRs.

Convertible Securities. The Company engages in the sales and trading of equity-linked securities including convertible bonds, convertible preferreds, equity-linked notes and warrants. Market coverage includes the United States, Europe, Asia and Latin America.

Equity Sales. The Company is one of the leading firms in the US providing brokerage services to institutional investors. Institutional equity sales involves the execution of transactions in US and foreign (European, Latin and Asian) equity and equity-linked securities for domestic and foreign institutional customers and providing these customers with liquidity, trading expertise, trade execution, research and investment advice. The Company provides transaction services for institutional customers who trade in futures and futures-related instruments.

Block Stock and Portfolio Trading. The Company effects transactions in large baskets of securities with institutional customers. The Company also provides customers execution capabilities for baskets of equity securities using sophisticated trading systems and analytics. Transactions are handled on an agency basis whenever possible, but the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available, or to guarantee prices versus a benchmark (i.e. volume weighted average price).

Specialist and Market-Making. The Company engages in specialist and market-making activities on the NYSE, AMEX and ISE through participation in a majority-owned consolidated joint venture. Such joint venture performs specialist functions in NYSE-listed and AMEX-listed stocks and performs market-making functions for options traded on the ISE. The rules of these exchanges generally require specialists to maintain orderly markets in the securities in which they are specialists, which may require commitments of significant amounts of capital to the Company’s specialist businesses. The market-making functions of a specialist involve risk of loss during periods of market fluctuation and volatility, since specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market. Due to the occurrence of a Control Event (as defined in BHH’s limited liability company agreement) that was triggered in December 2003, the Company began consolidating this entity in fiscal 2004.

Fixed Income

General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: US and foreign government securities; government agency securities; corporate debt; mortgages; mortgage-backed and other asset-backed securities; municipal and other tax-exempt securities and interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the US in such fixed income securities. Inventories of fixed income securities are generally carried to facilitate sales to customers and other dealers.

US Government Bonds and Agency Obligations. Bear Stearns is designated by the Federal Reserve Bank of New York as a primary dealer in US government obligations. The Company participates in the auction of, and maintains proprietary positions in, US Treasury bills, notes, bonds, and stripped principal and coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of various US government agency and sponsored corporation securities and maintains proprietary positions in such securities. In connection with these activities, the Company enters into transactions in options, futures and forward contracts to hedge such positions.

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

The Company, through various special purpose subsidiaries, purchases, originates, sells and services entire loan portfolios of varying quality. These portfolios are generally purchased from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans, an analysis of the portfolio is undertaken by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade. Loan collection is emphasized for the non-investment-grade segment of the loan portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure group will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate that has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure group maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. Moreover, special purpose vehicles issue REMIC and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

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

Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; leases; and variable-rate obligations issued by state and local governments and authorities, as well as not-for-profit institutions. The Company is active as a managing underwriter of negotiated and competitive new security issuances and, on a select basis, provides financial advisory services. The Company makes markets and takes positions in a broad spectrum of long-term and short-term municipal securities and derivative contracts, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate demand and auction rate bond market. The Company offers a variety of derivative products to issuers to assist them in reducing their borrowing costs, maximizing investment returns and managing cash flows and balance sheets, including but not limited to interest rate swaps, caps, floors, options and forward delivery, and debt service reserve and debt service deposit agreements. The Company periodically uses municipal and treasury bonds, futures and interest rate swaps to hedge its cash-market bond inventory. In addition, the Company maintains a hedged portfolio of high quality municipal securities which are remarketed as short-term securities in order to generate arbitrage profits.

Derivatives. The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income, credit and equity derivatives. These products are transacted, as principal, with customers for hedging (credit, currency, interest rate or market), risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, asset swaps and structured notes, as well as more complex, structured trades which are customized to meet customers’ specific needs. Derivatives enable customers to build tailor-made risk/return profiles, to customize transaction terms, to develop packaged solutions to a problem, to implement trades that otherwise could not be executed and to transact business with standardized documentation. The Company also enters into derivative transactions for various purposes, including to manage the risks to which the Company is exposed in its various businesses and through its funding activities. The Company manages its market and counterparty risks arising from derivatives activities in a manner consistent with its overall risk management policies. The Company has 24 hours a day capabilities with personnel based in New York, Chicago, London, Hong Kong, Tokyo, Singapore and Dublin.

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

Fixed Income Research. The Company is a leader in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt and mortgage-backed and asset-backed securities. Through objective and comprehensive analysis, the Fixed Income Research Department helps our businesses and clients position themselves strategically in global fixed income markets. Fixed Income Research Department produces a wide range of comprehensive publications, as well as leading data and analytics tools, which are available to investors throughout the world. This department also creates portfolio and trading ideas for investors based on valuations, analytics and market conditions.

Fixed Income Research is comprised of economists, industry analysts and strategists covering the full range of research disciplines: quantitative, fundamental, economic, strategic, credit portfolio, relative value and market-specific analysis. Representative of the Company’s commitment to offering a broad range of research products, Fixed Income Research is comprised of the following units located in New York, London and Singapore:

(i)

Financial Analytics and Structured Transactions Group (“F.A.S.T.”) is comprised of the Rates and Structured Products Research groups. F.A.S.T is a center of expertise for the creation and analysis of fixed income and derivative securities worldwide. F.A.S.T. uses innovative solutions that employ state-of-the-art analytics and technology to help the Company and its clients successfully meet individual business objectives. F.A.S.T. is a global resource for financial engineering and securitization capabilities, fixed income portfolio management and analytical systems, investment research, trading technology and general financial expertise. A strategic partner for the Company’s international trading desks, risk management areas and sales force, F.A.S.T. also serves the Company’s external clients. In addition to formulating and executing customized strategic investment and trading solutions, F.A.S.T. develops the tools and recommendations necessary to quantify relevant risks and evaluate portfolios and securities. F.A.S.T.’s resources are used to create and model new types of securities, affording clients the unique perspective of both issuer and investor.

(ii)

High Grade Research offers comprehensive coverage on approximately 16 industries and over 400 credit names whose securities are rated as investment-grade by the leading credit rating agencies. Through focus on the credit quality of individual issuers and macroeconomic factors, High Grade Research offers detailed analysis and expertise to investors in investment grade securities.

(iii)

High Yield Research offers comprehensive coverage on approximately 20 industries and over 200 credit names whose securities do not qualify as investment-grade by the leading credit rating agencies. High Yield Research analyzes the risks, technical metrics, and fundamentals that investors need to develop their high yield portfolios.

(iv)

Emerging Markets Research covers sovereign and corporate issues across Latin America, Central America and the Caribbean, Asia, the Middle East, Eastern Europe, and Africa. Emerging Markets Research focuses on macroeconomic factors, changes in US and global interest rates, investment fundamentals, as well as the political, economic and fiscal environments of issuers, to give investors a unique perspective into emerging markets fixed income securities.

(v)

Municipal Research focuses on sectors, trends, and issuer-specific analysis of securities issued by states, cities, counties and other governmental entities. Municipal Research provides investors with detailed information and analysis on credit ratings and bond characteristics for the full range of municipal securities.

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

Merchant Banking. Bear Stearns Merchant Banking, the private equity affiliate of the Company, invests private equity capital in compelling leveraged buyouts, recapitalizations and growth capital opportunities in a broad range of industries.

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

Global Clearing Services

Global Clearing Services provides securities clearing and custody, financing, securities lending, trade execution and technology solutions for hedge funds, broker-dealers and registered investment advisors.

For start-up and established hedge funds worldwide, Global Clearing Services is a leader in providing comprehensive “prime brokerage”, which includes securities clearing, advanced web-based portfolio reporting, enhanced leverage programs, term financing, securities lending and cash management.

For broker-dealers conducting retail, institutional and money management activities the Company provides “fully disclosed correspondent securities clearing services”. The Company’s advanced proprietary technology, combined with comprehensive retail products, integrated prime brokerage, operations expertise and exceptional service have enabled the Company to maintain its industry leadership for many years.

For registered investment advisors whose services include asset management, leverage and active trading, the Company provides a combination of trade execution, web-based portfolio reporting for their investors and comprehensive service and support.

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

Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price of the security. Such credit is collateralized by securities in the customer’s accounts in accordance with regulatory and internal requirements. The Company receives income from interest charged on such loans at a rate that is primarily based upon the Federal Funds Rate, Bear Stearns Base Lending Rate, or the London Inter-Bank Offered Rate (LIBOR).

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

Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange’s requirements in addition to other regulations. In the US, the Company, through BSSC and other subsidiaries, is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company through BSIL is a member of the International Petroleum Exchange (“IPE”), Euronext Liffe (“LIFFE”) and the European Derivatives Exchange (“EDX”). BSIL also has non-clearing memberships with Euronext Paris, Euronext Amsterdam and Eurex AG Frankfurt. In Japan, memberships are held by the Company through Bear Stearns (Japan), Limited (“BSJL”) with the Tokyo Stock Exchange, Inc. (“TSE”), the Osaka Securities Exchange Co., Ltd (“OSE”) and the Tokyo International Financial Futures Exchange (“TIFFE”).

PCS

PCS provides high-net-worth individuals with an institutional level of service, including access to the Company’s resources and professionals. PCS has approximately 500 account executives in its principal office, six regional offices, three satellite offices and two international offices.

Asset Management

The Company’s Asset Management Department manages equity, fixed income and alternative assets for some of the leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad. With $41.9 billion in assets under management as of November 30, 2005, clients benefit from the asset management group’s ability to leverage the Company’s extensive resources and proven skill at turning innovative ideas into rewarding investment opportunities. Institutional and high-net-worth products span a broad spectrum of equity strategies including large cap, small cap, systematic, core and value equity; fixed income strategies including cash and enhanced cash management, short-term, intermediate, core, high yield and leveraged loans; and alternative investment strategies including various equity and fixed income hedge funds, a fund of proprietary hedge funds, private equity funds of funds, venture capital and structured products.

Administration and Operations

Administration and operations personnel are responsible for the human resources, legal and compliance areas; for processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; regulatory and financial reporting; office services; the custody of customer securities; the overseeing of margin accounts of the Company and correspondent organizations as well as other functions. The processing, settlement and accounting for transactions for the Company, correspondent organizations and the customers of correspondent organizations are handled by employees located in offices in New York, New Jersey and, to a lesser extent, the Company’s offices worldwide.

The Company executes transactions globally on listed exchanges and in the OTC markets to facilitate customer and proprietary trading activities. The Company settles all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities, unaffiliated agent banks, other broker-dealers and through memberships in various clearing organizations.

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

BSIL, based in London, is a member of a number of European exchanges such as Eurex Deutschland (“EUREX”), the IPE, LIFFE, Euronext Paris, Euronext Amsterdam, and London Metals Exchange (“LME”). BSIL’s capabilities include investment banking, institutional equities and fixed income sales, trading and research, derivatives, financial futures, foreign exchange, private client services and global clearing.

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

Bear Stearns Asia Limited (“BSAL”), based in Hong Kong, is the Company’s primary operating entity in the Asia-Pacific region, excluding Japan. BSAL provides clients with international equity sales, trading and research services. In addition, BSAL is a major center within the Company’s global fixed income, credit and equity-related derivatives businesses. BSAL also has investment banking capabilities to serve the growing needs of clients in Asia.

Bear Stearns Singapore Pte. Limited (“BSSP”) provides sales, execution and research services on fixed income securities to institutional investors in Asia.

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

(d) Competition

The Company encounters intense competition in all aspects of the securities business, particularly underwriting, trading and advisory services and competes directly with other securities firms – both domestic and foreign – many having substantially greater capital and resources and offering a wider range of financial services than does the Company. The Company’s competitors include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds, hedge funds, private equity funds and insurance companies

The Company believes that the principal factors affecting competition involve the caliber and abilities of professional personnel, the relative price of the service and products being offered, the ability to assist with financing arrangements and the quality of service.

Over time there has been substantial consolidation and convergence as institutions involved in a broad range of financial services industries have either ceased operations or have been acquired by or merged into other firms. This has resulted in competitors gaining greater capital, geographic reach and other resources, such as the ability to offer a wider range of products and services.

(e) Regulatory and Compliance Factors Affecting the Company and the Securities Industry

Legal: Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years.

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

Bear Stearns, as a participant in the financial services industry, is subject to extensive regulation in jurisdictions in which we conduct business. Bear Stearns from time to time is the subject of inquires and investigations by regulatory agencies. As a result, among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our businesses.

In addition, the SEC and other federal and state regulators have increased their scrutiny of complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. In some of the enforcement actions, clients of the financial institutions allegedly engaged in accounting, disclosure or other violations of the securities laws, and the financial institutions allegedly facilitated these improprieties by entering into transactions with the clients. We seek to create innovative solutions to address our clients’ needs, and we have entered into, and continue to enter into, structured transactions with clients. While we have policies and procedures in place that are intended to ensure that the structured transactions we enter into are appropriately reviewed and comply with applicable laws and regulations, it is possible that certain of these transactions could give rise to litigation or enforcement actions. It is possible that the heightened regulatory scrutiny of, and litigation in connection with, structured finance transactions will make our clients less willing to enter into these transactions, and will adversely affect our business in this area.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

On occasion, the Company and its subsidiaries have been subject to investigations and proceedings, and sanctions and fines have been imposed for infractions of various regulations, none of which, to date, has had a material adverse effect on the Company or its business. Settlements of regulatory matters may adversely affect business areas that are the subject of such settlements. As a general matter, regulatory settlements do not resolve related current and/or future civil litigations.

Regulation: The securities industry in the US is subject to extensive regulation under both federal and state laws. Moreover, Bear Stearns is registered as an investment adviser with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, the Municipal Securities Rulemaking Board, and national securities exchanges such as the NYSE, which has been designated by the SEC as the primary regulator of certain of the Company’s subsidiaries, including Bear Stearns and BSSC. These self-regulatory organizations (i) adopt rules, subject to approval by the SEC, that govern the industry and (ii) conduct periodic examinations of the operations of the Company’s broker-dealer subsidiaries. Securities firms are also subject to regulation by state securities administrators in those states where they conduct business.

US broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. Much of this regulation is embodied in the Securities Exchange Act of 1934 and rules promulgated thereunder, as well as the rules of self-regulatory organizations such as the NYSE and NASD. The types of regulations to which investment advisers are subject also are extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. Much of this regulation is embodied in the Investment Advisers Act of 1940 and rules promulgated thereunder. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers.

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

The Insider Trading and Securities Fraud Enforcement Act of 1988 was adopted to strengthen the SEC’s ability to deter, detect and punish insider trading by, among other things: (i) increasing civil penalties that can be assessed against controlling persons who purposefully or recklessly fail to take adequate measures to prevent insider trading; (ii) allowing the SEC to provide cash rewards to individuals who provide evidence of insider trading; (iii) affirming the government’s ability to obtain criminal sanctions against those found guilty of insider trading; and (iv) requiring broker-dealers and investment advisers to establish and enforce written procedures reasonably designed to prevent the misuse of material, nonpublic information.

The Government Securities Act of 1986 was adopted to decrease volatility and increase investor confidence and liquidity in the government securities market by creating a coordinated and comprehensive regulatory structure for the market where none had previously existed. In particular, the Government Securities Act: (i) requires broker-dealers solely involved in government securities transactions to register with the SEC; (ii) allows the Secretary of the Treasury to adopt rules regarding the custody, use, transfer and control of government securities; and (iii) bestows upon the SEC authority to enforce such rules as to broker-dealers and other SEC registrants.

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

As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the “Net Capital Rule”) under the Exchange Act, which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of a broker-dealer’s assets be kept in relatively liquid form.

In June 2004, the SEC adopted rule amendments to “Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities” (Rule 34-49830) that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the “Financial Conglomerates Directive” (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. During fiscal 2005, the Company applied to the SEC to be regulated under this new CSE regime. The application filed with the SEC by Bear Stearns, the Company’s principal U.S. broker-dealer, under the net capital rule amendments, was approved in November 2005. As a result, effective December 1, 2005, Bear Stearns will use alternative methods of computing market and derivative-related credit risk, and, as a condition of using these methods, the Company has consented to consolidated supervision by the SEC. The new framework will be a notable change in the Company’s regulation, as activities which are currently transacted outside of SEC regulated entities will come under the scope of certain SEC regulations and capital adequacy oversight. In particular, the Company will: compute allowable capital and allowances for market, credit and operational risk on a consolidated basis in accordance with standards prescribed in Appendix G to the Net Capital Rules; permit the SEC to examine the books and records of the Parent Company and any affiliate that does not have a principal regulator; and adopt various additional SEC reporting, record-keeping and notification requirements. Additionally, the Company must comply with the provisions of Rule 15c3-4 of the Exchange Act with respect to a group-wide internal risk management control system in the affiliate group as if it were an OTC derivative dealer, subject to certain limitations. The Company is now deemed a CSE and is in compliance with regulatory capital requirements.

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

The activities of the Company’s bank and trust company subsidiary, CTC, are regulated by the New Jersey Department of Banking and Insurance and the FDIC. FDIC regulations require certain disclosures in connection with joint advertising or promotional activities conducted by Bear Stearns and CTC. Such regulations also restrict certain activities of CTC in connection with the securities business of Bear Stearns. The Competitive Equality in Banking Act of 1987, as amended, limits the use of overdrafts at Federal Reserve Banks on behalf of affiliates.

Non-US Regulation: BSIL is a member of the following: Borsa Italiana, Casa di Compensazione & Garanzia (“CC&G”), Clearstream Banking Frankfurt (“CBF”), EDX London Limited, EUREX, Euronext, Deutsche Borse, The Futures Industry Association (“FIA”), The Futures & Options Association (“FOA”), IPE, International Securities Markets Association (“ISMA”), LCH Clearnet Limited (“LCH”), Mercato Telematico all’Ingrosso dei Titoli de Stato (“MTS”), SegaInterSettle AG (“SIS”), Stockholmsborsen AB and Virt-x. Another London subsidiary, BSIT, is a member of the London Stock Exchange (“LSE”), CREST (The Settlement Network) and a shareholder in Euroclear Plc. Both BSIL and BSIT are authorized and regulated in the United Kingdom by the FSA, pursuant to The Financial Services and Markets Act 2000. FSA regulates all aspects of the financial services industry in the United Kingdom and its Rules cover (inter alia): senior management responsibilities, regulatory capital, sales and trading practices, safekeeping of customer funds, record keeping, registration standards for individuals and reporting to customers.

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

Insurance: Bear Stearns and BSSC are members of the Securities Investor Protection Corporation (“SIPC”), which provides protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, all BSSC security accounts are protected by an excess securities bond issued by the Customer Asset Protection Company, up to the amount of their total net equity (both cash and securities) in excess of the underlying SIPC protection.

Item 1A. Risk Factors.

In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating the Company’s business. A discussion of the policies and procedures used to identify, assess and manage certain risks is set forth under the caption “Risk Management” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. The Company’s business, financial condition, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition, or results of operations.

Our businesses could be adversely affected by market fluctuations. Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. In the event of a market downturn, our businesses could be adversely affected in many ways, including those described below. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Market fluctuations and volatility may cause us to incur significant losses in our trading and investment activities. We generally maintain large trading and investment positions in the fixed income, currency, commodity and equity markets. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market. In addition, we maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

The Company’s businesses may be adversely affected by fluctuations in interest rates, foreign exchange rates and equity prices. In connection with the Company’s dealer and arbitrage activities, including market making in over-the-counter derivative contracts, the Company may be adversely affected by changes in the level or volatility of interest rates, mortgage prepayment speeds or the level and shape of the yield curve. In addition, when the Company buys or sells a foreign currency or a financial instrument denominated in a currency other than U.S. dollars, exposure exists from a net open currency position. Until the position is covered by selling or buying the equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it. The Company is also exposed to equity price risk through making markets in equity securities, distressed debt, equity derivatives as well as specialist activities. The Company may be adversely affected by changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

Our investment banking revenues may decline in adverse market or economic conditions. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, mergers and acquisitions advisory and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. In particular, our results of operations would be adversely affected by a significant reduction in the number or size of mergers and acquisitions transactions.

We may generate lower revenues from commissions and asset management fees in a market downturn. A market downturn could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. In addition, because the fees that we charge for managing our clients’ portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios or increases the amount of withdrawals would reduce the revenue we receive from our asset management business.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk. The policies and procedures we use to identify, assess and manage the risks we assume in conducting our businesses are set forth under the caption “Risk Management” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, assess and manage risks may not be fully effective. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible by the Company. This information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity, i.e., ready access to funds, is essential to our businesses. Our sources of liquidity are set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. An inability to raise money in the long-term or short-term debt markets, or to engage in repurchase agreements or securities lending, could have a substantial negative effect on our liquidity. Our access to debt in amounts adequate to finance our activities could be impaired by factors that affect the Company in particular or the financial services industry in general. For example, lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses, if the level of our business activity decreased due to a market downturn or if regulatory authorities took significant action against us. Our ability to borrow in the debt markets also could be impaired by factors that are not specific to the Company, such as a severe disruption of the financial markets or negative views about the prospects for the investment banking, securities or financial services industries generally.

A reduction in our credit ratings could adversely affect our liquidity and competitive position and increase our borrowing costs. The Company’s access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company’s long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company’s market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company’s credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company’s credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market.

We are exposed to risks resulting from non-performance by counterparties, customers, borrowers or debt security issuers. The Company is exposed to credit risk in its role as trading counterparty to dealers and customers, as direct lender, as holder of securities and as member of exchanges and clearing organizations. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The policies and procedures we use to manage credit risk are set forth under the caption “Risk Management – Credit Risk” in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. There can be no assurances that these policies and procedures will effectively mitigate our exposure to credit risk.

Operational risks may disrupt our businesses, result in regulatory action against us or limit our growth. Operational risk is the potential for loss arising from inadequate or failed internal processes, people or systems, or from external events. This includes, but is not limited to, limitations in the Company’s financial systems and controls, deficiencies in legal documentation, non-compliance with the execution of legal, regulatory and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

Litigation, governmental investigations and/or other legal proceedings could adversely affect the company’s business. We and certain of our subsidiaries are involved in litigation, government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. See “Item 3. Legal Proceedings.” for a discussion of certain of the legal matters in which we are currently involved.

Extensive regulation of our businesses limits our activities and may subject us to significant penalties. The financial services industry is subject to extensive regulation. The Company is subject to regulation by governmental and self-regulatory organizations in the United States and in several other jurisdictions in which it operates around the world. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Non-compliance with legal and regulatory requirements could have a material adverse financial effect or cause significant reputational harm to the Company, which in turn could seriously harm our business prospects. See “Item 1. Business – Regulatory and Compliance Factors Affecting the Company and the Securities Industry” for a further discussion of the regulatory environment in which we conduct our businesses.

The financial services industry is intensely competitive. The Company encounters intense competition in all aspects of the securities business, particularly underwriting, trading and advisory services and competes directly with other securities firms – both domestic and foreign – many having substantially greater capital and resources and offering a wider range of financial services than does the Company. The Company competes on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We may be adversely affected if our current or potential customers and clients decide to use the financial services of our competitors instead of us.

Changes in business, political and/or economic conditions could have an adverse effect on the Company. Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

Employee misconduct is difficult to detect and prevent and may have an adverse effect on our businesses. In recent years, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

The inability to hire and retain qualified employees may adversely affect our business. Our performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, we face increasing competition with businesses outside the financial services industry, such as hedge funds, private equity funds and venture capital funds, for the most highly skilled individuals. Our business could be adversely affected if we are unable to attract new employees and retain and motivate our existing employees.

Item 1B. Unresolved Staff Comments.

None

*   *   *   *   *

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

The lease arrangement expires on August 13, 2010. At the end of the lease, the Company may request a lease renewal. In the event the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale being used to satisfy the lessor’s debt obligation.

The Company leases approximately 291,000 square feet of office space at One MetroTech Center, Brooklyn, New York, through 2024 for its securities processing, accounting and clearance operations. The Company also leases approximately 3,000, 13,000, 59,000, 61,000 and 97,000 square feet of space at five locations in New York City expiring in 2010, 2007, 2009, 2011 and 2020, respectively. The Company’s offices in Atlanta, Bellevue, Boca Raton, Boston, Chicago, Clayton, Dallas, Denver, El Paso, Houston, Irving, King of Prussia, Lewisville, Los Angeles, Palm Beach, Palo Alto, Philadelphia, Princeton, San Francisco, San Juan, Scottsdale and Tampa occupy an aggregate of approximately 775,000 square feet, while its eleven international offices occupy a total of approximately 195,000 square feet under leases expiring on various dates through the year 2016.

The Company owns approximately 65 acres of land in Whippany, New Jersey, including four buildings comprising an aggregate of approximately 673,000 square feet. The Company is currently using the facilities on the property to house its data processing facility and other operations, disaster recovery, compliance, personnel and accounting functions. Approximately 141,000 square feet in one of the buildings is being leased to an unaffiliated third party under a 15-year operating lease expiring in 2019.

Item 3.	Legal Proceedings.

In the normal course of business, the Company and its subsidiaries are named as defendants in various legal actions, including arbitrations, class actions and other litigation. Such actions include those arising out of the Company’s or a subsidiary’s activities as a broker and dealer, as an underwriter, investment banker, employer or arising out of alleged employee misconduct. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the Company’s business. Certain of the foregoing could result in adverse judgments, settlements, fines, penalties or other relief.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, that the resolution of the following matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

The Company has provided reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The ultimate resolution may differ materially from the amounts reserved.

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

On or about September 23, 2004, the plaintiffs filed an amended complaint against Bear Stearns, BSSC, a former officer of BSSC and other individuals and entities, alleging that they participated in misconduct by Baron involving attempts to manipulate the market for certain securities underwritten by Baron.  As a result of plaintiffs’ failure to seek the district court’s leave prior to filing their amended complaint, the court subsequently mandated plaintiffs to formally move the court for permission to file an amended complaint. On March 1, 2005, the court granted in part and denied in part plaintiffs’ motion seeking permission to file an amended complaint. Plaintiffs’ amended complaint, which contains many of the same allegations as the original complaint, alleges that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, committed common law fraud, aided and abetted fraud, and were part of a civil conspiracy to defraud in connection with providing clearing services and financing to Baron.  The amended complaint seeks to recover compensatory damages of at least $8.3 million and punitive damages of $125 million from Bear Stearns and BSSC.

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

(i) In re McKesson HBOC, Inc. Securities Litigation: Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. These actions were subsequently consolidated, and the plaintiffs proceeded to file a series of amended complaints. On February 15, 2002, plaintiffs filed a third amended consolidated complaint, which alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

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

On January 6, 2003, the court granted Bear Stearns’ motion to dismiss the Section 10(b) claim asserted in the third amended complaint, and denied Bear Stearns’ motion to dismiss the Section 14(a) claim. On March 7, 2003, Bear Stearns filed an answer to the third amended complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint. On January 12, 2005, McKesson HBOC announced that it had reached a settlement with the plaintiff class, which settlement required court approval. Bear Stearns’ engagement letter with McKesson in connection with the merger of McKesson and HBOC provides that McKesson cannot settle any litigation without Bear Stearns’ written consent unless McKesson obtains an unconditional written release for Bear Stearns and, under certain circumstances, is required to provide indemnification to Bear Stearns.

By Order dated May 23, 2005, the Court denied preliminary approval of the proposed settlement between McKesson HBOC and the plaintiff class. On July 12, 2005, the plaintiff and McKesson HBOC submitted a revised proposed settlement, purporting to address the issues identified by the Court in its order denying preliminary approval, to which Bear Stearns objected. The revised proposed settlement provides, among other things, that Bear Stearns’ rights under its engagement letter are preserved for future resolution. McKesson HBOC’s claims in connection with the letter are also preserved. On September 8, 2005, the court granted preliminary approval of the revised proposed settlement. A hearing at which the court will consider objections to final approval of the settlement is scheduled for February, 24, 2006. Bear Stearns has objected to final approval on the ground that consummation of the settlement may deprive Bear Stearns of certain rights and remedies provided for in its engagement letter.

On December 8, 2005, Bear Stearns commenced a separate action in New York State Supreme Court, New York County, Bear Stearns v. McKesson Corp., asserting breach of contract and other claims against McKesson based on the engagement letter and seeking, among other things, declaratory relief and damages.

(ii) Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al.: On or around March 19, 2002, an action was commenced against, among others, Bear Stearns in the Superior Court of the State of California, County of San Francisco, by two investment funds that acquired the common stock of McKesson HBOC between February 5 and March 12, 1999. On August 8, 2002, plaintiffs filed an amended complaint and thereafter a second and third amended complaint that did not name Bear Stearns as a defendant. On October 7, 2002, this action was consolidated with other litigation arising out of the merger between McKesson and HBOC.

On September 26, 2003, the court granted plaintiffs’ motion for leave to file a fourth amended complaint adding Bear Stearns as a defendant. Also named as defendants are McKesson HBOC, HBOC, certain present or former officers and/or directors of McKesson, HBOC and/or McKesson HBOC and Arthur Andersen. The complaint alleges, among other things, that Bear Stearns violated Section 25500 of the California Corporations Code and committed common law fraud and negligent misrepresentation in connection with allegedly false and misleading disclosure contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger. Compensatory damages in an unspecified amount were sought. Bear Stearns filed an answer to the fourth amended complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses to the claims in the complaint.

On October 28, 2005, the Merrill Lynch Fundamental Growth Fund’s claims were dismissed with respect to Bear Stearns with prejudice. Bear Stearns did not make any payments in connection with the dismissal of the claims against it.

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

On June 27, 2002, the court granted defendants’ motion and dismissed this action in its entirety. On August 1, 2002, plaintiff filed a notice of appeal from the district court order dismissing the complaint in this action. On August 13, 2003, the United States Court of Appeals for the Second Circuit reversed the district court order granting defendants’ motion to dismiss and remanded the action to the district court.

Bear Stearns and BSSC have denied all allegations of wrongdoing asserted against them in this litigation, and believe that they have substantial defenses to these claims.

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

(i) Purported Securities Actions: Bear Stearns and numerous other defendants had been named in certain actions commenced beginning on October 15, 2002 in the Superior Court of the State of California, state court in Iowa and the United States District Court for the Southern District of Texas brought by purchasers of securities issued by Osprey Trust, Osprey I, Inc., Enron and certain other entities related to Enron. The complaints generally alleged violations of the disclosure requirements of the federal securities laws and/or state law and common law claims, including fraud, and sought compensatory and/or punitive damages in unspecified amounts.

The parties to the actions pending in the Superior Court of the State of California and state court in Iowa, including Bear Stearns, have reached agreements to settle these actions and have jointly filed stipulations of dismissal for the settled actions with the respective California and Iowa state courts.

Bear Stearns denies all allegations of wrongdoing asserted against it in the litigation pending in the United States District Court for the Southern District of Texas and believes it has substantial defenses to these claims.

(ii) Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.: On November 25, 2003, BSIL and BSSC were named as defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the United States Bankruptcy Court for the Southern District of New York. Plaintiffs seek, inter alia, to recover payments, totaling approximately $26 million that were allegedly made to BSIL and BSSC during August 2001 in connection with an equity derivative contract between BSIL and Enron. According to the complaint, Enron’s payments constituted (a) fraudulent transfers, under Section 548(a) of the United States Bankruptcy Code and under applicable state law and (b) an unlawful redemption of Enron common stock in violation of Oregon law. Enron seeks judgment (a) avoiding and setting aside Enron’s August 2001 payments to BSIL and BSSC, (b) directing BSIL and BSSC to pay Enron approximately $26 million, plus prejudgment interest, (c) declaring that Enron’s August 2001 payments violated Oregon law, (d) disallowing any claims by BSIL and BSSC in connection with Enron’s bankruptcy proceedings until they have returned the August 2001 payments to Enron and (e) awarding Enron its reasonable attorneys’ fees and costs incurred in connection with the action.

By Order dated June 3, 2005, the bankruptcy court denied the motion to dismiss filed by BSIL and BSSC. On July 5, 2005, defendants filed a motion for leave to take an interlocutory appeal from the bankruptcy court’s decision.

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

(iv) Enron Corp., et al. v. Bear, Stearns & Co. Inc., et al.: Bear Stearns has been named as a defendant in two adversary proceedings commenced by Enron in the United States Bankruptcy Court for the Southern District of New York. The complaints in these actions seek equitable subordination and disallowance under the Bankruptcy Code of certain debt claims against Enron in the amount of $19 million that were purchased by Bear Stearns from third parties subsequent to Enron’s filing for bankruptcy.

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

By opinion and order dated February 15, 2005, the Court preliminarily approved the proposed settlement among plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers and directors. The settlement generally provided that (1) the insurers of these issuers will guarantee an ultimate recover by plaintiffs, in this and related litigations, of $1 billion; (2) these issuers will assign to plaintiffs so-called “excess compensation” claims against the underwriter defendants, including Bear Stearns, that these issuers allegedly possess; and (3) plaintiffs will, upon final approval of the settlement, dismiss all claims against these issuers and the individual director and officer defendants.  That preliminary approval, however, was conditioned upon certain changes being made to the terms of the settlement.

In January 2002, the Company was named as a defendant, along with nine other financial services firms, in an antitrust complaint filed in the same court on behalf of a putative class of purchasers who, either in IPOs or the aftermarket, purchased technology-related securities during the period March 1997 to December 2000. Plaintiffs allege that the defendants conspired to require that customers, in return for an allocation in the IPOs, (i) pay charges in addition to the IPO price, such as non-competitively determined commissions on the purchase or sale of other securities and/or (ii) agree to purchase the IPO securities in the aftermarket at prices above the IPO price. Plaintiffs claim that these alleged practices violated Section 1 of the Sherman Act and state antitrust laws and seek compensatory and treble damages. On November 6, 2003, the Court granted the motion of the defendants (including the Company) to dismiss all claims asserted against them by these antitrust plaintiffs. The plaintiffs appealed that decision to the Second Circuit Court of Appeals. On September 28, 2005, the Second Circuit Court of Appeals vacated the dismissal and remanded this matter to the lower court for further proceedings.

The Company denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

IPO Underwriting Fee Antitrust Litigation: Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the United States District Court for the Southern District of New York. The first consolidated action, filed on March 15, 2001, purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the “Purchaser Action”). The second consolidated action, filed on July 6, 2001, purports to be brought on behalf of a putative class of issuers of stock in initial public offerings (the “Issuer Action”). Each suit alleges that Bear Stearns violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The plaintiff in each action seeks injunctive relief and treble damages.

On February 24, 2004, the district court granted defendants’ motion to dismiss the complaint in the Purchaser Action in part, dismissing plaintiffs’ claim for treble damages under Section 4 of the Clayton Act. However, the court denied defendants’ motion to dismiss the plaintiffs’ claim for injunctive relief.

On September 16, 2004, plaintiffs in the Purchaser Action and Issuer Action moved for class certification. On October 25, 2005, plaintiffs in both actions moved for partial summary judgment against defendants on liability.

Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

Mutual Fund Matters: The following matters arise out of mutual fund trading:

(i) Regulatory: Bear Stearns and BSSC have submitted an Offer of Settlement to the SEC and the NYSE to resolve investigations by these agencies relating to mutual fund trading. The settlement offer, which was negotiated with the staffs of the SEC and NYSE and will be recommended by them, is subject to approval by the respective regulators. Terms include a payment of $250 million and retention of independent consultants to review aspects of its mutual fund trading and global clearing operations.

(ii) Litigation: On November 7, 2003, BSSC, the Company and Bear Stearns, together with 18 other entities and individuals, were named as defendants in a purported class action lawsuit, in the United States District Court for the Southern District of New York by a mutual fund investor on behalf of persons who purchased and/or sold ownership units of mutual fund in the Janus or Putnam families of mutual funds between November 1, 1998 and July 3, 2003. On January 26, 2004, plaintiff filed a first amended complaint, again on behalf of persons who traded in the Janus or Putnam families of mutual funds, against the same Bear Stearns entities and 16 other entities and individuals, including mutual funds and other financial institutions. On October 22, 2003, another purported class action was filed on behalf of the general public of the State of California against multiple defendants, including the Company, with respect to various mutual funds. Both of these actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount. On March 19, 2004, these actions were transferred to the District of Maryland for coordinated and/or consolidated pre-trial proceedings as part of MDL 1586- In re Mutual Funds Investment Litigation.

On or subsequent to September 29, 2004, fifteen new and/or amended class action or derivative complaints were filed in MDL-1586 naming as defendants the Company, Bear Stearns and/or BSSC (the “Bear Stearns defendants”), various mutual fund companies, certain broker-dealers, and others. Plaintiffs who have brought actions, either directly or derivatively, against one or more of the Bear Stearns defendants are shareholders in the following families of mutual funds: AIM, Invesco, PIMCO/Allianz Dresdner, Excelsior, Alliance, Franklin Templeton, One Group, Strong, Columbia, Pilgrim Baxter, Alger, Janus, RS and MFS. Among other things, the actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount.

The Bear Stearns defendants, along with other broker-dealer defendants, had filed an omnibus motion to dismiss the consolidated class action and derivative claims against them. On November 3, 2005, the derivative claims against the Bear Stearns defendants were dismissed. As of December 31, 2005, the Bear Stearns defendants’ motion to dismiss has been granted in part and denied in part as to direct investor claims in the following families of mutual funds: Janus, AIM/Invesco, RS, One Group, MFS, Columbia, PIMCO/Allianz Dresdner, Alger, Excelsior and Strong.

The Bear Stearns defendants believe that they have substantial defenses to the remaining claims.

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

In re Prime Hospitality, Inc. Shareholders Litigation: On July 15, 2005, plaintiff shareholders of Prime Hospitality Corporation (“Prime”) filed a consolidated amended class action complaint in the Delaware Chancery Court against the directors of Prime, the Blackstone Group (“Blackstone”) and certain affiliates of Blackstone, and Bear Stearns. As amended, the complaint alleges that Bear Stearns acted as financial advisor to Prime in connection with the sale of Prime to Blackstone, and that Bear Stearns aided and abetted a breach of fiduciary duty by the directors of Prime in connection with that transaction. The amended complaint seeks from defendants compensatory damages in an unspecified amount, as well as various forms of equitable relief, including, but not limited to, rescissory damages, the imposition of a constructive trust and an accounting. On October 3, 2005, Bear Stearns filed its answer to the consolidated amended class action complaint denying all allegations of wrongdoing and asserted affirmative defenses.

Bear Stearns believes that it has substantial defenses to the claims in this matter.

Municipal Bond Offering Matters

Bear Stearns has been notified by the Chicago office of the SEC of a formal investigation into its municipal bond offering practices, which has been focused on the municipal underwriting business conducted through the Chicago office of Bear Stearns. Bear Stearns has also received subpoenas and requests for information relating to its municipal underwriting business and/or public fund asset management business conducted through the Chicago office of Bear Stearns from the United States Attorney’s Office for the Northern District of Illinois; the State of Illinois, Office of Executive Inspector General; the Illinois Securities Department; and the Office of the Attorney General of Illinois.

Bear Stearns is cooperating with each of these investigations or inquiries.

Other Investigations/Inquiries

Bear Stearns has been notified by the Staff of the SEC, Southeast Regional Office, that the Staff intends to recommend that the Commission bring a civil enforcement action against Bear Stearns in connection with Bear Stearns’ involvement in the pricing, valuation and analysis related to approximately $62.9 million of collateralized debt obligations that were purchased by a client of Bear Stearns. Such an action could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions.

The Company is also continuing to respond to subpoenas and other requests for information from regulatory and law enforcement agencies relating to certain collateralized debt obligations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Company

The following table sets forth certain information as of January 31, 2006 concerning executive officers of the Company.

Name	Age as of January 31, 2006	Principal Occupation
James E. Cayne	71	Chairman of the Board and Chief Executive Officer of the Company and Bear Stearns and member of the Executive Committee of the Company (the “Executive Committee”)
Jeffrey M. Farber	41	Controller of the Company and Bear Stearns
Alan C. Greenberg	78	Chairman of the Executive Committee
Michael Minikes	62	Treasurer of the Company and Bear Stearns
Samuel L. Molinaro Jr.	48	Executive Vice President and Chief Financial Officer of the Company and Bear Stearns and member of the Executive Committee
Alan D. Schwartz	55	President and Co-Chief Operating Officer of the Company and Bear Stearns and member of the Executive Committee
Michael S. Solender	41	General Counsel of the Company and Bear Stearns
Warren J. Spector	48	President and Co-Chief Operating Officer of the Company and Bear Stearns and member of the Executive Committee

Business experience for the past five years is provided in accordance with SEC rules.

Mr. Cayne became Chairman of the Board on June 25, 2001. Mr. Cayne has been Chief Executive Officer of the Company and Bear Stearns for more than five years and prior to June 25, 2001, was President of the Company and Bear Stearns.

Mr. Farber has been Controller of the Company and Bear Stearns since January 7, 2004. Mr. Farber was Assistant Controller of the Company from May 2000 to January 7, 2004 and since May 1, 2000 a Senior Managing Director of Bear Stearns. Prior to May 2000, Mr. Farber was a partner with Deloitte & Touche LLP.

Mr. Greenberg has been Chairman of the Executive Committee for more than five years and prior to June 25, 2001, was Chairman of the Board of the Company.

Mr. Minikes has been Treasurer of the Company and Bear Stearns for more than five years.

Mr. Molinaro became Executive Vice President of the Company and Bear Stearns on December 1, 2001, and has been Chief Financial Officer of the Company and Bear Stearns since October 1996.

Mr. Schwartz became President and Co-Chief Operating Officer of the Company and Bear Stearns and a member of the Executive Committee on June 25, 2001, and was an Executive Vice President of Bear Stearns for more than five years.

Mr. Solender became General Counsel of the Company and Bear Stearns on January 29, 2004. Since February 11, 2002, Mr. Solender has been a Senior Managing Director in the Legal Department of Bear Stearns. Mr. Solender was a partner at the law firm of Arnold & Porter LLP from January 1997 to January 2000 and from November 2001 to February 2002, and was General Counsel of the U.S. Consumer Product Safety Commission from January 2000 to November 2001.

Mr. Spector became President and Co-Chief Operating Officer of the Company and Bear Stearns and a member of the Executive Committee on June 25, 2001, and was an Executive Vice President of Bear Stearns for more than five years.

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

The following table provides information as of November 30, 2005 with respect to the shares of common stock repurchased by the Company during the fourth quarter of fiscal 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

9/1/05 - 9/30/05	51,965	$103.34	51,965	$753,231,207

10/1/05 - 10/31/05	—	—	—	$753,231,207

11/1/05 - 11/30/05	3,359,964	$106.67	3,359,964	$394,815,266

Total	3,411,929	$106.62	3,411,929

(1) On January 5, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program (“Repurchase Program”) to replenish the previous authorization to allow the Company to purchase up to $1.0 billion of common stock in fiscal 2005 and beyond, of which approximately $338.8 million was available to be purchased as of November 30, 2005. On December 12, 2005, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorization to allow the Company to purchase up to $1.5 billion of common stock in fiscal 2006 and beyond. On November 30, 2004, the Compensation Committee of the Board of Directors of the Company approved an amendment to the CAP Plan Earnings Purchase Authorization to replenish the previous authorization to allow the Company to purchase up to $200 million of common stock in fiscal 2005, of which approximately $56 million was available as of November 30, 2005. On December 9, 2005, the Compensation Committee of the Company approved an amendment to the CAP Plan Earnings Purchase Authorization to replenish the previous authorization to allow the Company to purchase up to $200 million of common stock in fiscal 2006. The repurchase programs have no set expiration or termination date.

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

Item 8. Financial Statements and Supplementary Data.

The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements together with the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, all of which are included in the Annual Report. Such information is incorporated herein by reference to Exhibit No. 13 of this report.

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

Item 9B. Other Information

The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

On February 8, 2006, the Compensation Committee of the Board of Directors approved a revision to the definition of employees eligible to participate in the Capital Accumulation Plan for Senior Managing Directors (the “CAP Plan”). The current CAP Plan document describes eligible employees as Senior Managing Directors employed by Bear Stearns. Subject to approval of stockholders of an amendment to the CAP Plan at the 2006 Annual Meeting of Stockholders, the definition of eligible employee will be amended to include any individual employed by the Company or any of its subsidiaries and affiliates as a Senior Managing Director or equivalent title, as determined by the Management and Compensation Committee or, in the case of a director or officer of the Company who is subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, the Compensation Committee.

On February 8, 2006, the Compensation Committee of the Board of Directors approved the performance objectives for fiscal 2006 that will be used to determine both cash and non-cash bonus awards under the Performance Compensation Plan. For fiscal 2006, the Company will use performance goals related to return on equity to determine an overall bonus pool for members of the Executive Committee of Bear Stearns. The size of the bonus pool will vary based on the level of return on equity with a minimum bonus of zero if the Company does not reach the first target and a maximum bonus of $165,000,000 if the Company exceeds the upper range of the targets. In addition, the Compensation Committee named the five participants (the Chief Executive Officer, the Co-Presidents, the Chief Financial Officer and the Chairman of the Executive Committee) in this bonus pool and their respective share of the bonus pool for fiscal 2006. No individual may have a share that exceeds 30% of the total pool.

In addition, the Compensation Committee also established the performance goals for a second bonus pool for an additional eight participants, which included all other executive officers of the Company and certain other select employees. The performance goals for this bonus pool will be based on a combination of targets based on pre-tax return on equity, departmental income and expense controls. The maximum amount allocable to this bonus pool may not exceed $140,000,000 and no individual may be allocated more than 30% of this pool.

Under the terms of the Performance Compensation Plan, the Compensation Committee will review the ultimate performance of the Company and each of the participants in the Performance Compensation Plan at the end of fiscal 2006 in order to determine both the cash and non-cash bonus awards payable under the plan. While the amounts ultimately awarded to participants may not exceed the size of the respective bonus pools, the Compensation Committee may exercise negative discretion and reduce the amounts due to the participants below those amounts calculated in determining the bonus pools. The Compensation Committee has exercised this discretion each of the last four years.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2006 Annual Meeting of Stockholders to be held on April 11, 2006, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

Financial Statement Schedules:

The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

Exhibits :

(3)(a)(1)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (4)(a)(1) to the registrant’s registration statement on Form S-3 (File No. 333-57083)).

(3)(a)(2)	Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 4(a)(2) to the registrant’s registration statement on Form S-8 (File No. 333-92357)).

(3)(a)(3)	Certificate of Stock Designation relating to the registrant’s 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 1.4 to the registrant’s registration statement on Form 8-A filed on January 14, 1998).

(3)(a)(4)	Certificate of Stock Designation relating to the registrant’s 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 1.4 to the registrant’s registration statement on Form 8-A filed on April 20, 1998).

(3)(a)(5)	Certificate of Stock Designation relating to the registrant’s 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 1.4 to the registrant’s registration statement on Form 8-A filed on June 18, 1998).

(3)(a)(6)	Certificate of Elimination of the Cumulative Convertible Preferred Stock, Series A; Cumulative Convertible Preferred Stock, Series B; Cumulative Convertible Preferred Stock, Series C; and Cumulative Convertible Preferred Stock, Series D of the registrant (incorporated by reference to Exhibit 4(d)(9) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(7)	Certificate of Elimination of the 7.88% Cumulative Convertible Preferred Stock, Series B of the registrant (incorporated by reference to Exhibit 4(d)(10) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(8)	Certificate of Elimination of the 7.60% Cumulative Convertible Preferred Stock, Series C of the registrant (incorporated by reference to Exhibit 4(d)(11) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(9)	Certificate of Elimination of the Adjustable Rate Cumulative Preferred Stock, Series A of the registrant (incorporated by reference to the registrant’s Post-Effective Amendment No. 2 to Form S-8 (File No. 33-108976).

(3)(b)	Amended and Restated By-laws of the registrant as amended through January 8, 2002 (incorporated by reference to Exhibit 4(d)(6) to the registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2002).

(4)(a)	Indenture, dated as of May 31, 1991, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit (4)(a) to registrant’s registration statement on Form S-3 (File No. 33-40933)).

(4)(b)	Supplemental Indenture, dated as of January 29, 1998, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant’s Current Report on Form 8-K filed with the Commission on February 2, 1998).

(4)(c)(1)	Supplemental Note Issuance Agreement, dated November 18, 2004, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(1) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(2)	Supplemental Note Issuance Agreement, dated November 18, 2003, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(2) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(3)	Amended and Restated Note Issuance Agreement, dated June 28, 2002, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(3) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(4)	Deed of Covenant, dated June 28, 2002, made by Bear Stearns Global Asset Holdings, Ltd. (incorporated by reference to Exhibit 4(c)(4) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(5)	Deed of Guarantee, dated June 29, 2001, made by The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 4(c)(5) to the registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(6)	Except as set forth in (4)(a), (4)(b) and (4)(c)(1) - (4)(c)(5) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(4)(d)	Form of Deposit Agreement (incorporated by reference to Exhibit (4)(d) to the registrant’s registration statement on Form S-3 (File No. 33-59140)).

(4)(e)	Warrant Agreement, dated July 9, 2003, between the registrant and JPMorgan Chase Bank, as warrant agent (incorporated by reference to Exhibit 4.1(a) to the registrant’s registration statement on Form 8-A filed on July 17, 2003).

(10)(a)(1)	Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit (10)(a)(1) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(2)	Capital Accumulation Plan for Senior Managing Directors, as amended and restated November 29, 2000 for Plan Years beginning on or after July 1, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(2) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(3)	Performance Compensation Plan, as amended and restated as of February 9, 2005 (incorporated by reference to Item 9B. Other Information to the registrant’s Annual Report on Form 10-K for its fiscal year ended November 30, 2004).*

(10)(a)(4)	Stock Award Plan, as amended and restated as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(3) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(5)	Non-Employee Directors’ Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to Exhibit 10(a)(1) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*

(10)(a)(6)	Restricted Stock Unit Plan, as amended and restated as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(4) to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(7)	The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the “AE Investment and Deferred Compensation Plan”) (incorporated by reference to Exhibit 10(a)(14) to the registrant’s Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(8)	Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant’s Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(9)	Form of Forward Purchase Agreement, dated as of September 6, 2005, between The Bear Stearns Companies Inc. and a number of CAP Plan participants (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2005).*

(10)(a)(10)	Form of Agreement evidencing a grant of CAP Units to Executive Officers under the Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2005).*

(10)(a)(11)	Form of Agreement evidencing a grant of Nonqualified Stock Options (subject to vesting) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2005).*

(10)(a)(12)	Form of Agreement evidencing a grant of Nonqualified Stock Options (immediately exercisable) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2005).*

(10)(b)(1)	Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant’s Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

(10)(b)(2)	First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(2) to the registrant’s Annual Report on Form 10-K for its fiscal year ended November 30, 2001).

(10)(b)(3)	Second Amendment to Lease, dated April 23, 2003, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(3) to the registrant’s Annual Report on Form 10-K for its fiscal year ended November 30, 2003).

(11)	Statement regarding: computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 11 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b)(11) of Item 601 of Regulation S-K).

(12) +	Statement regarding: computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.

(13) +	2005 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(14)	Code of Business Conduct and Ethics.

(21) +	Subsidiaries of the registrant.

(23) +	Consent of Deloitte & Touche LLP.

(31.1) +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Executive Compensation Plans and Arrangements

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2006.

THE BEAR STEARNS COMPANIES INC.
(Registrant)

By: /s/ SAMUEL L. MOLINARO JR. ——————————————— Samuel L. Molinaro Jr. Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2006.

NAME	TITLE
/s/ ALAN C. GREENBERG ——————————————— Alan C. Greenberg	Chairman of the Executive Committee and Director
/s/ JAMES E. CAYNE ——————————————— James E. Cayne	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
/s/ HENRY S. BIENEN ——————————————— Henry S. Bienen	Director
/s/ CARL D. GLICKMAN ——————————————— Carl D. Glickman	Director
/s/ DONALD J. HARRINGTON ——————————————— Donald J. Harrington	Director
/s/ FRANK T. NICKELL ——————————————— Frank T. Nickell	Director
/s/ PAUL A. NOVELLY ——————————————— Paul A. Novelly	Director
/s/ FREDERIC V. SALERNO ——————————————— Frederic V. Salerno	Director

/s/ ALAN D. SCHWARTZ ——————————————— Alan D. Schwartz	President, Co-Chief Operating Officer and Director
/s/ WARREN J. SPECTOR ——————————————— Warren J. Spector	President, Co-Chief Operating Officer and Director
/s/ VINCENT TESE ——————————————— Vincent Tese	Director
/s/ WESLEY S. WILLIAMS JR. ——————————————— Wesley S. Williams Jr.	Director
/s/ SAMUEL L. MOLINARO JR. ——————————————— Samuel L. Molinaro Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JEFFREY M. FARBER ——————————————— Jeffrey M. Farber	Controller (Principal Accounting Officer)

THE BEAR STEARNS COMPANIES INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

ITEMS 15(a)(1) AND 15(a)(2)

	Page Reference
Financial Statements	Form 10-K	Annual Report*
Management’s Report on Internal Control over Financial Reporting		74
Report of Independent Registered Public Accounting Firm		75-76
The Bear Stearns Companies Inc.
(i) Consolidated Statements of Income—fiscal years ended November 30, 2005, 2004 and 2003		77
(ii) Consolidated Statements of Financial Condition at November 30, 2005 and 2004		78
(iii) Consolidated Statements of Cash Flows—fiscal years ended November 30, 2005, 2004 and 2003		79
(iv) Consolidated Statements of Changes in Stockholders’ Equity—fiscal years ended November 30, 2005, 2004 and 2003		80-81
(v) Notes to Consolidated Financial Statements		82-114
Financial Statement Schedules
Report of Independent Registered Public Accounting Firm	F-2
I Condensed Financial Information of Registrant	F-3 - F-6

* Incorporated by reference from the indicated pages of the 2005 Annual Report to Stockholders.

All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Bear Stearns Companies Inc.

We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and subsidiaries (the “Company”) as of November 30, 2005 and 2004, and for each of the three years in the period ended November 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, and have issued our reports thereon dated February 10, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule (Schedule I) of the The Bear Stearns Companies Inc. (Parent Company Only), listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123,” in the fiscal year ended November 30, 2003.

/s/ Deloitte & Touche LLP

New York , New York

February 10, 2006

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE BEAR STEARNS COMPANIES INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

(in thousands)

Fiscal Years Ended November 30,	2005	2004	2003

REVENUES
Interest	$1,232,924	$487,089	$418,744
Other	247,816	379,829	229,091

	1,480,740	866,918	647,835

EXPENSES
Interest	1,581,883	648,041	625,911
Other	133,482	104,050	144,119

	1,715,365	752,091	770,030

(Loss) income before benefit from income taxes
and equity in earnings of subsidiaries	(234,625)	114,827	(122,195)
Benefit from income taxes	96,272	3,226	1,085

(Loss) income before equity in earnings of
subsidiaries	(138,353)	118,053	(121,110)
Equity in earnings of subsidiaries, net of tax	1,600,530	1,226,680	1,277,516

Net income	$1,462,177	$1,344,733	$1,156,406

See Notes to Condensed Financial Information.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE BEAR STEARNS COMPANIES INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

As of November 30,	2005	2004

ASSETS
Cash and cash equivalents	$2,154,047	$137
Securities purchased under agreements to resell	174,105	272,934
Receivables from subsidiaries	44,471,375	33,159,032
Subordinated loans receivable from subsidiaries	10,185,562	8,716,500
Investments in subsidiaries, at equity	7,191,657	6,011,652
Assets of variable interest entities	748,506	—
Other assets	2,865,713	5,217,580

Total Assets	$67,790,965	$53,377,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$9,569,754	$5,045,280
Payables to subsidiaries	5,006,475	3,730,848
Liabilities of variable interest entities	221,638	—
Other liabilities and accrued expenses	1,232,027	938,552

	16,029,894	9,714,680

Commitments and contingencies (Note 1)
Long-term borrowings	40,707,139	34,409,783
Long-term borrowings from subsidiaries	262,500	262,500

STOCKHOLDERS’ EQUITY
Preferred stock	372,326	448,148
Common stock, $1.00 par value; 500,000,000 shares authorized as of
November 30, 2005 and 2004; 184,805,848 shares issued as of
November 30, 2005 and 2004	184,806	184,806
Paid-in capital	4,109,166	3,548,379
Retained earnings	7,492,951	6,176,871
Employee stock compensation plans	2,600,186	2,666,879
Unearned compensation	(143,302)	(158,662)
Treasury stock, at cost:
Common stock: 70,937,640 and 81,018,928 shares as of November 30,
2005 and 2004, respectively	(3,824,701)	(3,875,549)

Total Stockholders’ Equity	10,791,432	8,990,872

Total Liabilities and Stockholders’ Equity	$67,790,965	$53,377,835

See Notes to Condensed Financial Information.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE BEAR STEARNS COMPANIES INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

Fiscal Years Ended November 30,	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,462,177	$1,344,733	$1,156,406
Adjustments to reconcile net income to cash provided
by operating activities:
Employee stock compensation plans	801,216	763,162	729,406
Equity in earnings of subsidiaries, net of dividends
received	(814,001)	861,100	(253,424)
Other	9,923	8,598	10,467
Decreases (increases) in assets:
Securities purchased under agreements to resell	98,829	(58,949)	(119,972)
Other assets	(33,891)	(1,909,965)	(453,097)
Increases (decreases) in liabilities:
Payables to subsidiaries	1,275,627	1,020,824	831,041
Other liabilities and accrued expenses	714,737	(245,269)	636,948

Cash provided by operating activities	3,514,617	1,784,234	2,537,775

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	4,524,474	(340,037)	(3,440,654)
Proceeds from issuance of long-term borrowings	14,111,584	10,809,645	10,719,849
Decrease in long-term borrowings from
subsidiaries	—	(300,000)	—
Issuance of common stock	201,851	235,812	78,004
Redemption of preferred stock	(75,822)	(89,037)	(27,659)
Payments for:
Retirement of long-term borrowings	(5,966,503)	(6,223,054)	(5,789,579)
Treasury stock purchases	(869,629)	(780,827)	(986,193)
Cash dividends paid	(139,253)	(116,791)	(104,964)

Cash provided by financing activities	11,786,702	3,195,711	448,804

CASH FLOWS FROM INVESTING ACTIVITIES
Receivables from subsidiaries	(11,312,343)	(2,057,686)	(2,009,171)
Subordinated loans receivable from subsidiaries	(1,469,062)	(2,388,687)	(1,038,335)
Investments in subsidiaries, net	(366,004)	(583,391)	110,883

Cash used in investing activities	(13,147,409)	(5,029,764)	(2,936,623)

Net increase (decrease) in cash and cash equivalents	2,153,910	(49,819)	49,956
Cash and cash equivalents, beginning of fiscal year	137	49,956	—

Cash and cash equivalents, end of fiscal year	$2,154,047	$137	$49,956

See Notes to Condensed Financial Information.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE BEAR STEARNS COMPANIES INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION

1.	General

The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2005 Annual Report to Stockholders (the “Annual Report”) incorporated by reference in this Form 10-K. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions, including those regarding inventory valuations, stock compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

Income taxes paid (consolidated) totaled approximately $156.2 million, $525.5 million and $503.3 million for the fiscal years ended November 30, 2005, 2004 and 2003, respectively. Cash payments for interest approximated interest expense for each of the periods presented.

3.	Transactions with Subsidiaries

The Company received from its consolidated subsidiaries dividends of approximately $787 million, $2,088 million and $1,024 million for the fiscal years ended November 30, 2005, 2004 and 2003, respectively.

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