Form 10-K/A
period 2005-11-30
BEAR STEARNS COMPANIES INC
filed 2006-02-22
CIK 777001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the Securities and Exchange Commission on February 13, 2006 and is being filed to revise Note 6 to our Consolidated Financial Statements. The amendment is not intended to update other information presented in this Form 10-K as originally filed. The references to 2004 amounts in the third, fifth and eighth paragraphs of Note 6 (Variable Interest Entities and Mortgage Loan Special Purpose Entities) should be $1.6 billion, $0.4 billion, $16.3 million and $2.8 billion, respectively.

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

* Executive Compensation Plans and Arrangements

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2006.

THE BEAR STEARNS COMPANIES INC.
(Registrant)

By: /s/ SAMUEL L. MOLINARO JR. ——————————————— Samuel L. Molinaro Jr. Executive Vice President and Chief Financial Officer