Form 10-Q
period 2006-02-28
BEAR STEARNS COMPANIES INC
filed 2006-04-10
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended February 28, 2006

                                       or

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [X] Accelerated Filer [ ] Non-Accelerated Filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of April 6, 2006, the latest practicable date, there were 120,607,046 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                                                            Page

Available Information                                                        3

PART I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Income (Unaudited)
               for the three months ended February 28, 2006 and
               February 28, 2005                                             4

               Condensed Consolidated Statements of Financial Condition
               as of February 28, 2006 (Unaudited) and November 30, 2005
               (Audited)                                                     5

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the three months ended February 28, 2006 and
               February 28, 2005                                             6

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                   7

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM      29

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          30

               Introduction                                                 30
               Certain Factors Affecting Results of Operations              30
               Forward-Looking Statements                                   31
               Executive Overview                                           31
               Results of Operations                                        33
               Liquidity and Capital Resources                              38
               Off-Balance-Sheet Arrangements                               47
               Derivative Financial Instruments                             48
               Critical Accounting Policies                                 49
               Accounting and Reporting Developments                        52
               Effects of Inflation                                         52

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          53

Item 4. CONTROLS AND PROCEDURES                                             57

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                                                   58

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         59

Item 6  EXHIBITS                                                            60

Signature                                                                   61

                              AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries ("Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended ("Exchange Act"), with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income
                                                          (Unaudited)
                                                       Three Months Ended
                                                  -----------------------------
     (in thousands, except share and per           February 28,  February 28,
     share data)                                      2006           2005
     ---------------------------------------------------------------------------
     REVENUES
        Commissions                               $     286,071  $     297,377
        Principal transactions                        1,150,432        978,633
        Investment banking                              337,853        233,710
        Interest and dividends                        1,723,989      1,021,619
        Asset management and other income               140,073         91,030
                                                  ------------------------------
          Total revenues                              3,638,418      2,622,369
        Interest expense                              1,453,215        784,709
                                                  ------------------------------
          Revenues, net of interest expense           2,185,203      1,837,660
                                                  ------------------------------

     NON-INTEREST EXPENSES
        Employee compensation and benefits            1,046,850        906,775
        Floor brokerage, exchange and clearance fees     51,243         57,318
        Communications and technology                   104,034         98,939
        Occupancy                                        44,627         39,594
        Advertising and market development               34,673         28,572
        Professional fees                                53,873         46,719
        Other expenses                                   97,550         81,415
                                                  ------------------------------
          Total non-interest expenses                 1,432,850      1,259,332
                                                  ------------------------------

        Income before provision for income taxes        752,353        578,328
        Provision for income taxes                      238,197        199,523
                                                  ------------------------------
        Net income                                $     514,156  $     378,805
                                                  ==============================

        Net income applicable to common shares    $     508,742  $     372,327
                                                  =============================

        Basic earnings per share                  $        3.92  $        2.94
        Diluted earnings per share                $        3.54  $        2.64
                                                  ==============================


     Weighted average common shares outstanding:
           Basic                                    132,738,565    131,261,212
           Diluted                                  149,417,369    149,193,402
                                                  =============================

        Cash dividends declared per common share  $        0.28  $        0.25
                                                  =============================


     See Notes to Condensed Consolidated Financial Statements.

     Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition
                                                     (Unaudited)
                                                     February 28,  November 30,
     (in thousands, except share data)                  2006           2005
     ---------------------------------------------------------------------------
     ASSETS
       Cash and cash equivalents                    $  5,051,418  $  5,859,133
       Cash and securities deposited with clearing
         organizations segregated in compliance
         with federal regulations                      6,783,641     5,269,676
       Securities purchased under agreements to
         resell                                       39,192,568    42,647,603
       Securities received as collateral              13,149,392    12,426,383
       Securities borrowed                            71,103,472    62,915,010
       Receivables:
        Customers                                     31,386,847    33,254,980
        Brokers, dealers and others                    2,010,823     3,544,806
        Interest and dividends                           414,313       433,305
       Financial instruments owned, at fair value     97,657,432    93,364,088
       Financial instruments owned and pledged as
         collateral, at fair value                    13,002,368    12,880,333
                                                    ---------------------------
       Total financial instruments owned, at
         fair value                                  110,659,800   106,244,421

       Assets of variable interest entities and
         mortgage loan special purpose entities       15,184,187    15,151,699

       Property, equipment and leasehold
        improvements, net of accumulated
        depreciation and amortization of
        $1,045,098 and $1,011,036
        as of February 28, 2006 and November 30,
        2005, respectively                               455,893       451,247

       Other assets                                    4,630,336     4,436,970
                                                    --------------------------
       Total Assets                                 $300,022,690  $292,635,233
                                                    ==========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
       Short-term borrowings                        $ 21,578,993  $ 20,015,727
       Securities sold under agreements to
         repurchase                                   69,149,832    66,131,617
       Obligation to return securities received
         as collateral                                13,149,392    12,426,383
       Securities loaned                               9,218,632    10,104,325
       Payables:
        Customers                                     73,426,323    73,231,067
        Brokers, dealers and others                    2,890,387     2,657,178
        Interest and dividends                           877,646       796,956
       Financial instruments sold, but not yet
         purchased, at fair value                     35,007,009    35,004,333
       Liabilities of variable interest entities
         and mortgage loan special purpose entities   14,487,162    14,321,285
       Accrued employee compensation and benefits        934,431     1,853,416
       Other liabilities and accrued expenses          1,713,849     1,811,898
                                                    ---------------------------
                                                     242,433,656   238,354,185
                                                    ---------------------------
       Commitments and contingencies (Note 10)

       Long-term borrowings                           46,423,442    43,489,616
                                                    --------------------------

     STOCKHOLDERS' EQUITY
       Preferred stock                                   366,906       372,326
       Common stock, $1.00 par value; 500,000,000
         shares authorized and 184,805 847
         shares issued as of both February 28, 2006
         and November 30, 2005                           184,806       184,806
       Paid-in capital                                 4,413,283     4,109,166
       Retained earnings                               7,966,674     7,492,951
       Employee stock compensation plans               2,112,414     2,600,186
       Unearned compensation                            (127,202)     (143,302)
       Treasury stock, at cost:
        Common stock: 64,588,652 and 70,937,640
        shares as of February 28, 2006 and
        November 30, 2005, respectively               (3,751,289)   (3,824,701)
                                                    ---------------------------
       Total Stockholders' Equity                     11,165,592    10,791,432
                                                    ---------------------------
       Total Liabilities and Stockholders' Equity   $300,022,690  $292,635,233
                                                    ===========================

     See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                        (Unaudited)
                                                     Three Months Ended
                                                ----------------------------
                                                  February 28, February 28,
(in thousands)                                       2006         2005
----------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $   514,156  $   378,805
   Adjustments to reconcile net income to cash
   used in operating activities:
    Non-cash items included in net income:
     Depreciation and amortization                      81,371       57,868
     Deferred income taxes                              (2,253)     (25,415)
     Employee stock compensation plans                  10,086       21,424
     Changes in operating assets and liabilities:
      Cash and securities deposited with clearing
      organizations or segregated in compliance
        with federal regulations                    (1,513,965)  (1,473,114)
    Securities borrowed, net of securities
      loaned                                        (9,074,155)     (16,637)
    Net receivables from customers                   2,063,389     (423,551)
    Net receivables from brokers, dealers and
      others                                         1,767,192    1,466,956
    Financial instruments owned                     (4,222,328)  (4,516,795)
    Other assets                                       (87,210)    (397,042)
    Securities sold under agreements to
      repurchase, net of securities purchased under
      agreements to resell                           6,473,250   (1,083,180)
    Financial instruments sold, but not
      yet purchased                                    (71,924)    (548,303)
    Accrued employee compensation and benefits        (932,053)    (927,756)
    Other liabilities and accrued expenses             (17,358)     112,888
                                                   --------------------------
        Cash used in operating activities           (5,011,802)  (7,373,852)
                                                   --------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, equipment and
      leasehold improvements                           (39,234)     (46,832)
                                                   --------------------------
        Cash used in investing activities              (39,234)     (46,832)
                                                   --------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from short-term borrowings          1,563,266    2,957,677
    Proceeds from issuance of long-term
      borrowings                                     4,940,564    4,121,750
    Payments for retirement/repurchase of
      long-term borrowings                          (2,198,314)  (1,858,338)
    Proceeds from issuances of derivatives with
      a financing element, net                          74,600      110,344
    Issuance of common stock                           109,715       81,063
    Cash retained resulting from tax
      deductibility under share-based payment
      arrangements                                     274,076      265,490
    Redemption of preferred stock                       (5,393)      (5,210)
    Treasury stock purchases - common stock           (476,427)    (166,102)
    Cash dividends paid                                (38,766)     (35,802)
                                                   --------------------------
        Cash provided by financing activities        4,243,321    5,470,872
                                                   --------------------------
      Net decrease in cash and cash equivalents       (807,715)  (1,949,812)
    Cash and cash equivalents, beginning of year     5,859,133    4,173,385
                                                   --------------------------
    Cash and cash equivalents, end of period       $ 5,051,418  $ 2,223,573
                                                   ==========================

     Supplemental Disclosure of Cash Flow Information:
     Cash payments for interest were $1.51 billion and $819.3 million during the three months ended February 28, 2006 and 2005, respectively.

     Cash payments for income taxes were $88.4 million and $5.5 million for the three months ended February 28, 2006 and 2005, respectively.
     Cash payments for taxes would have been $362.5 and $271.0 for the three months ended February 28, 2006 and 2005, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

     See Notes to Condensed Consolidated Financial Statements.

     Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets comprises the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management comprises the private client services ("PCS") and asset management areas. See Note 12, "Segment Data," in the Notes to Condensed Consolidated Financial Statements. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; and Bear Stearns Commercial Mortgage, Inc. and through its majority-owned subsidiary Bear Hunter Holdings LLC. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries.

      Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling interest. In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN No. 46 (R)"), the Company also consolidates any variable interest entities ("VIEs") for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statements of Financial Condition in the captions "Assets of variable interest entities and mortgage loan special purpose entities" and "Liabilities of variable interest entities and mortgage loan special purpose entities." See Note 5, "Variable Interest Entities and Mortgage Loan Special Purpose Entities," in the Notes to Condensed Consolidated Financial Statements.

      When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity's operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting.

      The Condensed Consolidated Statement of Financial Condition as of February 28, 2006, the Condensed Consolidated Statements of Income for the three months ended February 28, 2006 and February 28, 2005 and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2006 and February 28, 2005 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2005 and related information was derived from the audited consolidated financial statements.

      The condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A, each as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") (together, the "Form 10-K").

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

      Equity interests and securities acquired as a result of private equity and merchant banking activities are reflected in the condensed consolidated financial statements at their fair value. Fair value is generally defined as an investment's initial cost until significant transactions or developments indicate that a change in the carrying value of the investment is appropriate. Generally, the carrying values of these securities will be increased in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company's estimate of net realizable value has declined below the carrying value.

      Derivative Instruments and Hedging Activities

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), are carried in the Company's Condensed Consolidated Statements of Financial Condition at fair value, with changes in fair value recorded in current earnings in "Principal transactions" revenues. Designated hedged items in fair value hedging relationships are marked for the risk being hedged, with such changes recorded in current earnings.

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

      Mortgage Servicing Assets, Fees and Advances

      Mortgage servicing rights ("MSRs"), which are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition, are reported at the lower of amortized cost or market. MSRs are amortized in proportion to and over the period of estimated net servicing income. MSRs are periodically evaluated for impairment based on the fair value of those rights determined by using market-based models that discount anticipated future net cash flows considering loan prepayment estimates, interest rates, default rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, the Company stratifies MSRs by predominant risk characteristics. The excess of amortized cost over market value is reflected as a valuation allowance at balance sheet dates.

      Contractual servicing fees, late fees and other ancillary servicing fees earned for servicing mortgage loans are reflected net of MSR amortization and impairment in "Investment banking" revenues in the Condensed Consolidated Statements of Income. Contractual servicing fees are recognized when earned based on the terms of a servicing agreement. All other fees are recognized when received. In the normal course of its business, the Company makes principal, interest and other servicing advances to external investors on mortgage loans serviced for these investors. Such advances are generally recoverable from the mortgagors or from the proceeds received from the sales of the underlying properties. A charge to expense is recognized to the extent that servicing advances are estimated to be uncollectible.

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

      Securities borrowed and securities loaned are recorded based upon the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash, letters of credit or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned, with excess collateral retrieved or additional collateral obtained, when deemed appropriate.

      Investment Banking and Advisory Services

      Underwriting revenues and fees for mergers and acquisitions advisory services are accrued when services for the transactions are substantially completed. Transaction expenses are deferred until the related revenue is recognized.

      Asset Management and Other Income

      The Company receives advisory fees for investment management. Advisory fees are recognized over the period that the related service is provided based upon the net asset value. Unearned advisory fees are treated as deferred revenues and are included in "Other liabilities" in the accompanying Condensed Consolidated Statements of Financial Condition. In addition, the Company receives performance incentive fees for managing certain funds based upon the achievement of specified performance targets. These fees are accrued as earned during the period when the assets under management exceed the applicable specific investment performance target.

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

      Stock-Based Compensation

      Effective December 1, 2002, the Company elected to adopt fair value accounting for stock-based compensation

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," using the prospective method with guidance provided by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." As a result, commencing with options granted after November 30, 2002, the Company expenses the fair value of stock options issued to employees over the related vesting period. Prior to December 1, 2002, the Company had elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense had been recognized for stock option awards granted prior to December 1, 2002 because the exercise price was at the fair market value of the Company's common stock on the grant date.

      The cost related to stock-based compensation included in the determination of net income for the three months ended February 28, 2006 has been fully recognized under the fair value-based method, and for the three months ended February 28, 2005 is less than that which would have been recognized if the fair value-based method had been applied to stock option awards since the original effective date of SFAS No. 123.

      The following table illustrates the effect on net income and earnings per share for the three months ended February 28, 2005 if the fair value-based method under SFAS No. 123 had been applied to stock options granted for the year ended November 30, 2002.

                                                    Three months ended
-------------------------------------------------------------------------
                                                        February 28,
(in millions, except per share amounts)                     2005
-------------------------------------------------------------------------

Net income, as reported                                 $     378.8

Add:
Stock-based employee compensation plans expense
included in reported net income, net of related
tax effects                                                    12.2

Deduct:
Total stock-based employee compensation plans expense
determined under the fair value basedonethod, net of
related tax effects                                           (15.7)
-------------------------------------------------------------------------
Pro forma net income                                    $     375.3
=========================================================================

Earnings per share:
 Basic - as reported                                    $      2.94
 Basic - pro forma                                      $      2.92
 Diluted - as reported                                  $      2.64
 Diluted - pro forma                                    $      2.62
=========================================================================

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes APB No. 25, and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. The Company adopted SFAS No. 123 (R), as required, on December 1, 2005, using the modified prospective method with no material impact on the consolidated financial statements of the Company. The Company does not expect a material impact to the consolidated financial statements for fiscal 2006.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



      Cash Equivalents

      The Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business with original maturities of three months or less that are not part of the Company's trading inventory.

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

      The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly evaluates the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs.

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Gains or losses resulting from foreign currency transactions are included in net income.

      Accounting and Reporting Developments

      In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the EITF consensus on EITF issue No. 04-5 to have a material impact on the consolidated financial statements of the Company.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 on the Company's consolidated financial statements is currently being evaluated.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the consolidated financial statements of the Company.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                               February 28,  November 30,
      (in thousands)                              2006           2005
      ---------------------------------------------------------------------

      FINANCIAL INSTRUMENTS OWNED:
        U.S. government and agency            $ 10,097,015     $9,914,866
        Other sovereign governments                574,050      1,159,265
        Corporate equity and convertible debt   20,598,372     18,601,132
        Corporate debt and other                26,396,129     21,571,914
        Mortgages, mortgage- and asset-backed   39,671,521     40,297,016
        Derivative financial instruments        13,322,713     14,700,228
      ---------------------------------------------------------------------
                                              $110,659,800   $106,244,421
      =====================================================================

      FINANCIAL INSTRUMENTS SOLD, BUT
      NOT YET PURCHASED:
        U.S. government and agency             $10,108,694    $10,115,133
        Other sovereign governments                653,165      1,617,998
        Corporate equity and convertible debt    8,891,317      6,900,004
        Corporate debt and other                 3,077,780      3,274,034
        Mortgages, mortgage- and asset-backed       47,074        139,988
        Derivative financial instruments        12,228,979     12,957,176
      ---------------------------------------------------------------------
                                               $35,007,009    $35,004,333
      =====================================================================

      As of February 28, 2006 and November 30, 2005, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased, represent obligations of the Company to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At February 28, 2006 and November 30, 2005, the Company's most significant concentrations are related to US government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for securities purchased under agreements to resell consists of securities issued by the US government and agencies.

3.    DERIVATIVES AND HEDGING ACTIVITIES

      The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      instruments for proprietary trading and to manage its exposure to market and credit risk. These risks include interest rate, exchange rate and equity price risk. Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate, or LIBOR), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and index-referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, credit derivatives, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. Generally, these financial instruments represent commitments or rights to exchange interest payment streams or currencies or to purchase or sell other securities at specific terms at specified future dates. Option contracts generally provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date or dates. Financial instruments sold, but not yet purchased may result in market and/or credit risk in excess of amounts recorded in the Condensed Consolidated Statements of Financial Condition.

      Market Risk

      Derivative financial instruments involve varying degrees of off-balance-sheet market risk, whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition. The Company's exposure to market risk is influenced by a number of factors, including the relationships among and between financial instruments with off-balance-sheet risk, the Company's proprietary securities, futures and derivatives inventories as well as the volatility and liquidity in the markets in which the financial instruments are traded. The Company attempts to mitigate its exposure to market risk by entering into hedging transactions, which may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities.

      Derivatives Credit Risk

      Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. At any point in time, the Company's exposure to credit risk associated with counterparty non-performance is generally limited to the net replacement cost of over-the-counter contracts, net of the value of collateral held. Such financial instruments are reported at fair value on a net-by-counterparty basis pursuant to enforceable netting agreements. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant unsecured counterparty exposure due to the Company's margin requirements, which may be greater than those prescribed by the individual exchanges. Options written generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



      transactions are accounted for as fair value hedges.

      These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company's market-making and trading activities. The Company has similar controls in place to monitor these risks.

      SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged to be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three months ended February 28, 2006 and 2005.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at February 28, 2006 and November 30, 2005 was approximately 100 days and 90 days, respectively. These retained interests are included in "Financial instruments owned" in the Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Company's securitization activities are detailed below:

                                            Agency
                                           Mortgage-  Other Mortgage-
     (in billions)                          Backed    and Asset-Backed   Total
     ---------------------------------------------------------------------------
     Total securitizations
       Three months ended February 28, 2006   $5.8         $24.8        $30.6
       Three months ended February 28, 2005   $6.4         $21.2        $27.6
     Retained interests
       As of February 28, 2006                $3.0          $2.4        $5.4 (1)
       As of November 30, 2005                $1.8          $3.7        $5.5 (2)
     ---------------------------------------------------------------------------

      (1) Includes approximately $1.0 billion in non-investment-grade and unrated retained interests.

      (2) Includes approximately $0.8 billion in non-investment-grade and unrated retained interests.


      The following table summarizes cash flows from securitization trusts related to securitization transactions during the three months ended February 28, 2006 and February 28, 2005:

                                            Agency
                                           Mortgage-  Other Mortgage-
     (in millions)                          Backed    and Asset-Backed   Total
     ---------------------------------------------------------------------------
     Cash flows received from retained
       interests
       Three months ended February 28, 2006  $21.1         $109.3         $130.4
       Three months ended February 28, 2005  $22.9          $34.0          $56.9
     Cash flows from servicing
       Three months ended February 28, 2006   $0.1           $6.0           $6.1
       Three months ended February 28, 2005   $0.1           $3.0           $3.1
     ---------------------------------------------------------------------------


      The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the Treasury curve plus a spread. Key points on the constant maturity Treasury curve at February 28, 2006 were 4.68% for 2-year Treasuries and 4.64% for 10-year Treasuries, and ranged from 4.57% to 4.76%. These models also consider prepayment speeds as well as credit losses. Credit losses are considered through option-adjusted spreads that also incorporate additional factors such as liquidity and optionality.

      Weighted average key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at February 28, 2006 were as follows:

                                                      Agency
                                                     Mortgage-  Other Mortgage-
                                                      Backed    and Asset-Backed
     ---------------------------------------------------------------------------
       Weighted average life (years)                    7.4           3.8
       Average prepayment speeds (annual rate)       7% - 27%       7% - 52%
       Credit losses                                    -           0% - 8%
     ---------------------------------------------------------------------------

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The following hypothetical sensitivity analysis as of February 28, 2006 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment and other pertinent market factors. Actual credit losses on retained interests have not been significant.

                                            Agency
                                           Mortgage-        Other Mortgage-
     (in millions)                          Backed          and Asset-Backed
     ---------------------------------------------------------------------------
     Interest rates
       Impact of 50 basis point adverse
         change                            $  (60.3)           $  (75.1)
       Impact of 100 basis point adverse
         change                              (127.0)             (155.5)
     ---------------------------------------------------------------------------
     Prepayment speeds
       Impact of 10% adverse change            (1.9)              (21.9)
       Impact of 20% adverse change            (3.4)              (41.8)
     ---------------------------------------------------------------------------
     Credit losses
       Impact of 10% adverse change            (5.3)              (51.8)
       Impact of 20% adverse change           (10.6)              (99.3)
     ---------------------------------------------------------------------------

      In the normal course of business, the Company originates and purchases conforming and non-conforming, conventional fixed-rate and adjustable-rate residential mortgage loans and sells such loans to investors. In connection with these activities, the Company may retain MSRs that entitle the Company to a future stream of cash flows based on the contractual servicing fee. In addition, the Company may purchase and sell MSRs. At February 28, 2006, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                                            Adjustable-Rate
                                                          Fixed-Rate Prime       Prime &
      (in millions)                     Sub-Prime Loans     & Alt-A Loans      Alt-A Loans
      -------------------------------------------------------------------------------------
      Fair Value of MSRs                   $ 167.7            $  109.1         $  262.8

      Constant prepayment rate (in CPR)    15% - 75%           12% - 37%        23% - 53%

      Impact on fair value of:
        5 CPR adverse change               $ (12.7)           $  (13.8)        $  (11.8)
        10 CPR adverse change                (23.5)              (20.6)           (20.9)

      Discount Rate                              15%                 13%              13%

      Impact on fair value of:
        5% adverse change                  $ (11.2)           $  (16.1)        $  (19.6)
        10% adverse change                   (20.9)              (24.9)           (35.9)
      -------------------------------------------------------------------------------------

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company's MSRs activities for the three months ended February 28, 2006 and 2005 were as follows:

                                     February 28,   February 28,
      (in millions)                      2006           2005
      ----------------------------------------------------------
      Balance, beginning of period  $   431.1        $  230.2
        Additions                       119.6            59.9
        Amortization                    (46.6)          (24.8)
        Recovery                          1.8             2.6
      ----------------------------------------------------------
      Balance, end of period        $   505.9        $  267.9
      ==========================================================

      Changes in the MSR valuation allowance for the three months ended February 28, 2006 and 2005 were as follows:

                                     February 28,   February 28,
      (in millions)                      2006           2005
      ----------------------------------------------------------
      Balance, beginning of period  $   (10.6)       $  (33.7)
        Recovery                          1.8             2.6
      ----------------------------------------------------------
      Balance, end of period        $    (8.8)       $  (31.1)
      ==========================================================

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

      The Company may perform various functions, including being the seller, servicer, investor, structurer or underwriter in securitization transactions. These transactions typically involve entities that are considered to be QSPEs as defined in SFAS No. 140. QSPEs are exempt from the requirements of FIN No. 46 (R). For securitization vehicles that do not qualify as QSPEs, the holders of the beneficial interests have no recourse to the Company, only to the assets held by the related VIE. In certain of these VIEs, the Company is the primary beneficiary often through its ownership of certain beneficial interests, and is, therefore, required to consolidate the assets and liabilities of the VIE.

      The Company has a limited number of mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140 because the securitization vehicles were not QSPEs. The assets in these mortgage securitizations approximated $3.7 billion and $5.3 billion at February 28, 2006 and November 30, 2005, respectively.

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

      Assets held by VIEs, which are currently consolidated because the Company is the primary beneficiary, approximated $1.1 billion and $1.2 billion at February 28, 2006 and November 30, 2005, respectively. At February 28, 2006 and November 30, 2005, the Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $428.7 million and $531.0 million, respectively, which represents the fair value of its interests in the VIEs.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $9.3 billion and $4.7 billion at February 28, 2006 and November 30, 2005, respectively. At February 28, 2006 and November 30, 2005, the Company's maximum exposure to loss from these entities approximates $72.6 million and $29.6 million, respectively, which represents the fair value of its interests and is reflected in the condensed consolidated financial statements.

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

      The Company has retained call options on a limited number of securitization transactions that require the Company to continue recognizing the assets subject to the call options, which assets approximated $9.9 billion and $8.7 billion, at February 28, 2006 and November 30, 2005, respectively.

      The Company was the general partner of certain limited partnerships in which the limited partners did not have sufficient voting or control rights. Under EITF No. 04-5, the Company was required to consolidate the limited partnerships. The assets held by the limited partnerships approximated $378.2 million as of February 28, 2006. The Company's maximum exposure to loss as a result of its relationship with these limited partnerships is approximately $25.8 million as of February 28, 2006.

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

      At February 28, 2006 and November 30, 2005, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $248.19 billion and $254.62 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $178.37 billion and $184.25 billion were delivered or repledged at February 28, 2006 and November 30, 2005, respectively.

      The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $22.23 billion and $20.83 billion at February 28, 2006 and November 30, 2005, respectively.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    LONG-TERM BORROWINGS

      The Company's long-term borrowings (which have original maturities of at least 12 months) at February 28, 2006 and November 30, 2005 consisted of the following:

                                                 February 28,     November 30,
      (in thousands)                                 2006             2005
      --------------------------------------------------------------------------
      Fixed rate notes due 2006 to 2036         $22,143,938       $21,973,171
      Floating rate notes due 2006 to 2036       16,746,557        14,208,786
      Index/equity/credit-linked notes            7,532,947         7,307,659
      --------------------------------------------------------------------------
      Total long-term borrowings                $46,423,442       $43,489,616
      ==========================================================================

      The Company's long-term borrowings include fair value adjustments in accordance with SFAS No. 133. During the three months ended February 28, 2006, the Company issued and retired/repurchased $4.94 billion and $2.20 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4.4 years at February 28, 2006.

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

      The computations of basic and diluted EPS are set forth below:

                                                         Three Months Ended
      --------------------------------------------------------------------------
                                                       February 28  February 28,
      (in thousands, except per share amounts)             2006         2005
      --------------------------------------------------------------------------
      Net income                                        $ 514,156   $ 378,805
      Preferred stock dividends                            (5,414)     (6,478)
      Redemption of preferred stock                            27           -
      Income adjustment (net of tax) applicable
        to deferred compensation arrangements-vested
        shares                                             11,777      13,884
      --------------------------------------------------------------------------
      Net earnings used for basic EPS                     520,546     386,211
      Income adjustment (net of tax) applicable
        to deferred compensation
        arrangements-nonvested shares                       8,786       7,821
      --------------------------------------------------------------------------
      Net earnings used for diluted EPS                 $ 529,332   $ 394,032
      ==========================================================================

      Total basic weighted average common
       shares outstanding (1)                             132,739      131,261
      --------------------------------------------------------------------------
      Effect of dilutive securities:
       Employee stock options                               5,288        4,348
       CAP and restricted units                            11,390       13,584
      --------------------------------------------------------------------------
      Dilutive potential common shares                     16,678       17,932
      --------------------------------------------------------------------------
      Weighted average number of common shares
       outstanding and dilutive potential common shares   149,417      149,193
      ==========================================================================
      Basic EPS                                         $    3.92    $    2.94
      Diluted EPS                                       $    3.54    $    2.64
      ==========================================================================

      (1) Includes 14,684,386 and 20,293,510 vested units for the three months ended February 28, 2006 and February 28, 2005, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    REGULATORY REQUIREMENTS

      Effective December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of February 28, 2006, the Company was in compliance with the CSE capital requirements.

      Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Effective December 1, 2005 the SEC approved Bear Stearns' use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At February 28, 2006, Bear Stearns' net capital of $5.1 billion exceeded the minimum requirement by $4.5 billion. Bear Stearns' net capital computation, as defined, includes $661 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

      BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the U.K.'s Financial Services Authority.

      BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority.

      At February 28, 2006, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

10.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At February 28, 2006, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2006 through 2010 and the aggregate amount thereafter, are as follows:

      (in thousands)
      --------------------------------
      FISCAL YEAR
      2006 (remaining)   $   59,809
      2007                   80,328
      2008                   78,988
      2009                   74,861
      2010                   59,291
      Thereafter            212,640
      --------------------------------
         Total           $  565,917
      ================================

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt,

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $2.97 billion and $2.37 billion at February 28, 2006 and November 30, 2005, respectively. Of this amount, approximately $728.3 million and $652.5 million was hedged at February 28, 2006 and November 30, 2005, respectively. Lending-related commitments to non-investment-grade borrowers approximated $1.57 billion and $1.44 billion at February 28, 2006 and November 30, 2005, respectively.

      The Company also had contingent commitments to investment grade and non-investment-grade companies of approximately $5.06 billion and $3.89 billion as of February 28, 2006 and November 30, 2005, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At February 28, 2006 and November 30, 2005, such commitments aggregated $183.3 million and $222.1 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2017.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase new issues of securities aggregating $47.7 million and $943.1 million, respectively, at February 28, 2006 and November 30, 2005.

      Commercial and Residential Loans

      The Company participates in the acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At February 28, 2006 and November 30, 2005, the Company had entered into commitments to purchase or finance mortgage loans of $2.18 billion and $5.1 billion, respectively.

      Letters of Credit

      At February 28, 2006 and November 30, 2005, the Company was contingently liable for unsecured letters of credit of approximately $2.70 billion and $2.50 billion, respectively, and letters of credit of $1.14 billion and $985.6 million, respectively, secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $106.8 million and $159.8 million respectively, at February 28, 2006 and November 30, 2005.

      The Company has executed a set of contractual arrangements providing for the extension of credit under certain limitations with a merchant power generator through its Houston energy venture. This facility is limited to $350

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      million and is subject to various operating limits and secured by various forms of collateral. This facility terminated on March 31, 2006 and was never utilized.

      With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

      Litigation

      On March 16, 2006, the SEC and the New York Stock Exchange ("NYSE") announced their acceptance of the Offer of Settlement previously submitted by the Company in connection with the previously disclosed investigations by the SEC and the NYSE relating to mutual fund trading. Pursuant to the terms of the settlement, the Company will, among other things, pay an amount equal to $250 million, composed of a $90 million penalty and $160 million as disgorgement and prejudgment interest, and retain an Independent Compliance Consultant to review procedures at Bear Stearns and BSSC. The Company is fully reserved for this settlement. This settlement concludes the investigations by the SEC and the NYSE regarding the Company.

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

      The Company has provided reserves for such matters in accordance with SFAS No. 5, "Accounting for Contingencies." The ultimate resolution may differ materially from the amounts reserved.

      Tax

      The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly evaluates the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs.

      During the quarter, the Company achieved favorable audit settlements which resulted in a reduction in the consolidated tax provision. The Company's effective tax rate decreased to 31.7% for the 2006 quarter from 34.5% for the 2005 quarter.

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of February 28, 2006:




                                                           Amount of Guarantee Expiration Per Period
                                                     ------------------------------------------------------
                                                     Less Than   One to Three  Three to Five  Greather than
       (in millions)                                 One Year        Years         Years        Five Years      Total
       ----------------------------------------------------------------------------------------------------------------
       Certain derivative contracts (notional)(1)    $ 148,492    $ 255,360       $ 226,893     $ 166,232     $ 796,977
       Municipal securities                              2,510          286               -             -         2,796
       Residual value guarantee                              -            -             570             -           570
       ----------------------------------------------------------------------------------------------------------------

      (1) The carrying value of these derivatives approximated $1.6 billion as of February 28, 2006.

      Derivative Contracts

      The Company's dealer activities cause it to make markets and trade a variety of derivative instruments. Certain derivatives contracts that the Company has entered into meet the accounting definition of a guarantee under FIN No. 45. Derivatives that meet the FIN No. 45 definition of guarantees include credit default swaps (whereby a default or significant change in the credit quality of the underlying financial instrument may obligate the Company to make a payment), put options, as well as floors, caps and collars. Since the Company does not track the counterparties' purpose for entering into a derivative contract, it has disclosed derivatives contracts that are likely to be used to protect against a change in an underlying financial instrument, regardless of their actual use.

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivatives contracts are recorded at fair value, which approximated $1.6 billion at February 28, 2006.

      In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivatives contracts and security positions.

      Municipal Securities

      In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at February 28, 2006 was approximately $2.80 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.87 billion at February 28, 2006.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 14, 2009 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of February 28, 2006, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

      Indemnifications

      The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions, including certain asset sales and securitizations and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. To mitigate these risks with respect to assets being securitized that have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from such third-party originators upon acquisition of such assets. The Company generally performs due diligence on assets purchased and maintains underwriting standards for assets originated. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur.

      Maximum payout information under these indemnifications is not readily available because of the number, size and lives of these transactions. In implementing this accounting interpretation, the Company reviewed its experience with the indemnifications on these structures. Based on such experience, it is unlikely that the Company will have to make significant payments under these arrangements.

      Other Guarantees


      The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

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

      Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and the NYSE, American Stock Exchange and International Securities Exchange specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

      The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business.

      The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

      The three business segments comprise many business areas, with interactions among each. Revenues and expenses include those that are directly related to each segment. Revenues from intersegment transactions are based upon specific criteria or agreed upon rates with such amounts eliminated in consolidation. Individual segments also include revenues and expenses relating to various items, including corporate overhead and interest, which are internally allocated by the Company primarily based on balance sheet usage or expense levels. The Company generally evaluates performance of the segments based on net revenues and profit or loss before provision for income taxes.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                               Three Months Ended
                                        --------------------------------
                                        February 28,     February 28,
       (in thousands)                       2006             2005
       -----------------------------------------------------------------

       NET REVENUES (1)

       Capital Markets
         Institutional Equities         $    488,494     $   312,940
         Fixed Income                        888,738         865,507
         Investment Banking                  296,594         217,394
       -----------------------------------------------------------------
          Total Capital Markets            1,673,826       1,395,841

       Global Clearing Services              263,992         270,392

       Wealth Management
         Private Client Services (2)         128,794         113,875
         Asset Management                     94,475          55,315
       -----------------------------------------------------------------
          Total Wealth Management            223,269         169,190

       Other (3)                              24,116           2,237
       -----------------------------------------------------------------

            Total net revenues          $  2,185,203     $ 1,837,660
       =================================================================

       PRE-TAX INCOME

       Capital Markets                  $    634,751     $   481,683
       Global Clearing Services              129,572         137,774
       Wealth Management                      32,173          14,979
       Other (3)                             (44,143)        (56,108)
       -----------------------------------------------------------------

            Total pre-tax income        $    752,353     $   578,328
       =================================================================

      (1) Certain prior period items have been reclassified to conform to the current period's presentation.

      (2)   Private Client Services detail:

                                               Three Months Ended
                                        --------------------------------
                                        February 28,     February 28,
                                            2006             2005
      ------------------------------------------------------------------
      Gross revenues, before transfer
        to Capital Market segment       $    153,078     $   133,295
      Revenue transferred to Capital
        Markets segment                      (24,284)        (19,420)
                                        ------------     -----------
      Private Client Services net
        revenues                        $    128,794     $   113,875
                                        ============     ===========

      (3) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $36.0 million and $38.0 million for the three months ended February 28, 2006 and February 28, 2005, respectively.


                                                   As of
                               ------------------------------------------------
                                February 28,    November 30,     February 28,
      (in thousands)                2006            2005             2005
      -------------------------------------------------------------------------
      SEGMENT ASSETS

      Capital Markets          $ 198,434,188   $ 195,292,625   $ 152,180,300
      Global Clearing Services    91,375,573      85,625,396     106,753,628
      Wealth Management            3,136,169       2,751,749       2,682,327
      Other                        7,076,760       8,965,463       6,812,819
      -------------------------------------------------------------------------
        Total segment assets   $ 300,022,690   $ 292,635,233   $ 268,429,074
      =========================================================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


13.   SUBSEQUENT EVENT

      On March 7, 2006, the NYSE and Archipelago Holdings, Inc. completed their previously announced merger (the "Merger"). The Company no longer owns membership interests in the NYSE. In their place, the Company acquired 20 trading licenses which will be effective for the remainder of 2006. The price for each license for the calendar year 2006 is $49,290. The NYSE will conduct an auction for such licenses each year thereafter, with the price to be determined in accordance with that process. The Company opted for the Cash Election, as defined, whereby the Company received $404,640 in cash and 78,601 shares of common stock of NYSE Group Inc. for each of the fourteen seats owned. In addition, the Company also received $70,570 in dividends for each of the Company's previously owned seats.

      In addition, a subsidiary of Bear Hunter Holdings LLC, the Company's majority-owned joint venture, opted for the Standard Election, as defined, and received $300,069 in cash and 80,177 shares of common stock of NYSE Group Inc., together with $70,570 in dividends, for each of the eight seats owned. A total of 62 trading licenses were also acquired by the joint venture in January 2006.

      The NYSE Group Inc. common stock issued to NYSE members in the Merger is subject to certain transfer restrictions. The lock-up period will expire in three equal installments on the first, second and third anniversaries of the Merger.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of February 28, 2006, and the related condensed consolidated statements of income and cash flows for the three month periods ended February 28, 2006 and February 28, 2005. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2005, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A; and in our report dated February 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP


New York, New York
April 7, 2006

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; and Bear Stearns Commercial Mortgage, Inc. and through its majority owned subsidiary Bear Hunter Holdings LLC. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three months of 2006 and 2005 refer to the three months ended February 28, 2006 and February 28, 2005, respectively, and all references to quarters are to the Company's fiscal quarters.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A, each as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") (together, the "Form 10-K").

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in the Form 10-K.

CERTAIN FACTORS AFFECTING RESULTS OF OPERATIONS

The Company's principal business activities--investment banking, securities and derivatives sales and trading, clearance, brokerage and asset management--are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory and legislative developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, outcome of legal proceedings, changes in currency values, inflation, credit ratings and the size, volume and timing of transactions.

These and other factors can affect the Company's volume of security new issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of security new issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by it on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. For a discussion of how the Company seeks to manage risks, see the "Risk Management" and "Liquidity and Capital Resources" sections of the Form 10-K.

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

EXECUTIVE OVERVIEW

Summary of Results

A favorable operating environment characterized by an expanding US economy, improving US capital market conditions and active equity and fixed income markets provided a healthy climate for the Company's businesses during the three months ended February 28, 2006. Revenues, net of interest expense ("net revenues") for the three months ended February 28, 2006 increased 18.9% to a record $2.19 billion from $1.84 billion for the three months ended February 28, 2005, while pre-tax earnings increased 30.1% during the same period. Pre-tax profit margins for the 2006 quarter increased to a record 34.4% when compared with 31.5% in the 2005 quarter. Annualized return on average common equity was 20.1% for the quarter ended February 28, 2006 versus 17.8% in the prior year quarter.

Capital Markets net revenues increased 19.9% to a record $1.67 billion for the 2006 quarter compared to $1.40 billion for the 2005 quarter. Within the Capital Markets segment, institutional equities net revenues for the 2006 quarter increased 56.1% to a record $488.5 million from $312.9 million for the comparable prior year quarter. Equity derivatives net revenues increased significantly on increased customer activity and improved market conditions. Risk arbitrage revenues also increased on higher levels of global announced mergers and acquisitions ("M&A") volumes during the 2006 quarter. Revenues from the Company's energy and commodity activities increased as well, reflecting gains from the sale of certain commodity assets and increased revenues from the Company's energy activities. International equity sales and trading net revenues also rose, reflecting the continued growth of the Company's European and Asian equity activities. Fixed income net revenues increased 2.7% to a record $888.7 million for the 2006 quarter from $865.5 million for the comparable prior year quarter. Mortgage-backed securities revenues increased in the 2006 quarter when compared to the 2005 quarter as customer demand continued to be strong. Net revenues from non-agency fixed rate whole loans, adjustable rate mortgages and commercial mortgage-backed securities all improved, reflecting increased securitization activity and tighter spreads on mortgage products due to increased customer demand. Revenues derived from credit derivatives increased significantly as a result of improved market share and robust customer demand for credit products. Leveraged finance net revenues also increased as acquisition related financing activity rose reflecting an improved M&A environment. Investment banking revenues increased 36.4% to $296.6 million for the 2006 quarter from $217.4 million for the 2005 quarter, as a result of increased advisory fees and merchant banking revenues.

Global Clearing Services net revenues decreased 2.4% to $264.0 million from $270.4 million in the 2005 quarter. Despite a 6.5% decline in average customer interest bearing balances, net interest revenues increased 0.7% to $199.5 million from $198.1 million in the 2005 quarter on improved net interest margins. Offsetting this increase, clearance commission revenues decreased 11.8% to $59.2 million in the 2006 quarter from $67.1 million in the 2005 quarter reflecting lower trading volumes and rates from prime brokerage clients.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management net revenues increased 32.0% to a record $223.3 million for the 2006 quarter from $169.2 million in the fiscal quarter ended February 28, 2005. Revenues from private client services ("PCS") increased on higher fee-based income derived from the Company's private client advisory services products. Asset management revenues similarly increased due to increased performance fees on proprietary hedge fund products and the growth in assets under management.

Business Environment

Fiscal 2006 Quarter

The business environment during the Company's first quarter ended February 28, 2006 was favorable due to a combination of factors including an expanding US economy, improved corporate profitability and low unemployment. The unemployment rate dropped to 4.7% in January 2006, its lowest level in 4 1/2 years. Despite these favorable factors, energy prices continued to be a concern during the 2006 quarter as the price of oil increased from approximately $57 a barrel at the beginning of the quarter to approximately $68 in January 2006 and closed the quarter at $61 at February 28, 2006. The Federal Reserve Board (the "Fed") met twice during the quarter, raising the federal funds rate, in 25 basis point increments, from 4.00% to 4.50%.

Each of the major US equity indices increased during the 2006 quarter. The Standard & Poor's 500 Index ("S&P 500"), the Dow Jones Industrial Average ("DJIA"), and the Nasdaq Composite Index ("NASDAQ") increased 2.5%, 1.7% and 2.2%, respectively, during the quarter. Average daily trading volume on the New York Stock Exchange ("NYSE") increased 9.2% while average daily trading volume on the Nasdaq decreased 4.9% in the 2006 quarter, compared to the 2005 quarter. Industry-wide US-announced M&A volumes decreased 15% while industry-wide US-completed M&A volumes increased 89% compared to the first quarter of 2005. Total equity issuance volumes increased 35% while initial public offering ("IPOs") volumes decreased 32% compared to the 2005 quarter.

Fixed income activity was robust during the 2006 quarter despite the increase in short term interest rates and a flattening yield curve. While the Fed continued to raise the federal funds rate during the 2006 quarter, long-term interest rates, as measured by the 10-year Treasury bond, remained relatively stable during the 2006 quarter. The 10-year Treasury bond yield was 4.56% at the end of the 2006 quarter, up slightly from 4.50% at the beginning of the quarter. The housing market experienced declines in refinancing and purchasing levels as rates for 30-year fixed rate mortgages increased modestly during the 2006 quarter. The mortgage purchase index and mortgage refinance index decreased approximately 2% and 25%, respectively, compared to the 2005 quarter. However, overall US mortgage-backed securities new issue volume increased 25% during the 2006 quarter compared with the strong results achieved in the 2005 quarter. Agency collateralized mortgage obligation ("CMO") volumes increased approximately 5% industry-wide during the 2006 quarter from the levels reached in the 2005 quarter while non-agency mortgage-backed originations volumes increased approximately 33% industry-wide compared to the 2005 quarter.

Fiscal 2005 Quarter

The business environment during the Company's first quarter ended February 28, 2005 was generally favorable due to a combination of factors, including an expanding US economy, improved corporate profitability and low interest rates. Positive job growth reports served to boost consumer confidence during the quarter. The Fed met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 2.00% to 2.50% while maintaining its position of taking a "measured" approach to monetary policy. The rate increases reflected the Fed's concern that the US economy was showing signs of inflationary risk.

The major equity indices were mixed during the first quarter of 2005. The DJIA and the S&P 500 increased 3.2% and 2.5%, respectively, while the NASDAQ decreased 2.2% during the quarter. Average daily trading volume on the NYSE and Nasdaq increased 6.4% and 5.0%, respectively, compared to the 2004 quarter. Industry-wide announced M&A volumes increased 59% while industry-wide completed M&A volumes decreased 15% in the 2005 quarter compared to the first quarter of 2004.

Fixed income activity was robust during the 2005 quarter, despite the increase in short term interest rates and a flattening yield curve. Investment grade and high yield origination volumes rose as issuers continued to take advantage of low borrowing rates. However, higher interest rates on 30-year fixed rate mortgages resulted in an industry-wide decline in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agency CMO activity. This decline was substantially offset by growth in non-agency volumes. Long-term interest rates, as measured by the 10-year Treasury bond, were flat during the 2005 quarter. At the close of the Company's first quarter of 2005 the 10-year Treasury bond yield was 4.36%, exactly the same rate as at the beginning of the quarter. The mortgage purchase index increased approximately 3% during the first quarter of fiscal 2005, reflecting the continued low level of interest rates and strong home purchasing market.

RESULTS OF OPERATIONS

Firmwide Results
The following table sets forth an overview of the Company's financial results:


                                                         Three Months Ended
                                              -------------------------------------------
(in thousands, except per share amounts,
pre-tax profit margin and return on           February 28,   February 28,
average common equity)                            2006           2005        % Increase
-----------------------------------------------------------------------------------------
Revenues, net of interest expense             $ 2,185,203     $ 1,837,660       18.9%
Income before provision for income taxes      $   752,353     $   578,328       30.1%
Net Income                                    $   514,156     $   378,805       35.7%
Diluted earnings per share                    $      3.54     $      2.64       34.1%
Pre-tax profit margin                                34.4%           31.5%
Return on average common equity (annualized)         20.1%           17.8%
-----------------------------------------------------------------------------------------

The Company reported record net income of $514.2 million, or $3.54 per share (diluted), for the quarter ended 2006, which represented an increase of 35.7% from $378.8 million, and 34.1% from $2.64 per share (diluted), for the quarter ended 2005. Net revenues increased 18.9% to a record $2.19 billion for the quarter ended 2006 from $1.84 billion for the quarter ended 2005, due to increases in principal transactions revenues, investment banking revenues, asset management and other revenues and net interest revenues, partially offset by a decrease in commission revenues.

The Company's commission revenues by reporting category were as follows:


                                             Three Months Ended
                             ---------------------------------------------------
                               February 28,      February 28,    % (Decrease)
(in thousands)                     2006               2005         Increase
--------------------------------------------------------------------------------
Institutional                   $ 162,459         $ 165,803          (2.0%)
Clearance                          59,196            67,143         (11.8%)
Retail & other                     64,416            64,431           0.0%
--------------------------------------------------------------------------------
  Total commissions             $ 286,071         $ 297,377          (3.8%)
================================================================================

Commission revenues for the 2006 quarter decreased 3.8% to $286.1 million from $297.4 million for the comparable prior year quarter. Institutional commissions decreased 2.0% to $162.5 million for the 2006 quarter from $165.8 million for the comparable prior year quarter due to a slight decline in market share in listed trading compared with the 2005 quarter. Clearance commissions decreased 11.8% to $59.2 million for the 2006 quarter from $67.1 million for the comparable prior year quarter reflecting lower trading volumes and rates from prime brokerage clients. Retail and other commissions were $64.4 million in the 2006 quarter, flat compared to the 2005 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal transactions revenues by reporting category were as follows:

                                                  Three Months Ended
                                   ---------------------------------------------
                                     February 28,     February 28,
(in thousands)                           2006             2005     % Increase
--------------------------------------------------------------------------------
Fixed income                         $   658,477       $ 615,314       7.0%
Equities                                 208,719          97,141     114.9%
Derivative financial instruments         283,236         266,178       6.4%
--------------------------------------------------------------------------------
  Total principal transactions       $ 1,150,432       $ 978,633      17.6%
================================================================================

Revenues from principal transactions for the 2006 quarter increased 17.6% to $1.15 billion from $978.6 million for the corresponding prior year quarter due to increases in fixed income revenues, equities revenues and derivative financial instruments revenues. Fixed income revenues increased 7.0% to $658.5 million for the 2006 quarter from $615.3 million for the prior year quarter. Mortgage-backed securities revenues increased when compared to the prior year quarter as origination volumes rose on increased investor demand. During the 2006 quarter the Company ranked as the No. 1 underwriter of US mortgage-backed securities, capturing nearly 12% of the overall US mortgage-backed securities market. Net revenues from non-agency fixed-rate whole loans, adjustable rate mortgages and commercial mortgage-backed securities all improved, reflecting increased securitization activity and generally tighter mortgage spreads. In addition, leveraged finance revenues increased as acquisition related financing activity rose reflecting an increase in completed M&A transactions. Revenues derived from equities activities increased 114.9% to $208.7 million during the 2006 quarter from $97.1 million in the corresponding prior year quarter. Net revenues from the Company's international equity sales and trading area rose, reflecting higher trading volumes resulting from rising international equity markets as well as market share gains. In addition, net revenues from the risk arbitrage business increased on increased global announced M&A volumes. Revenues from the Company's energy and commodity activities also increased, reflecting gains from the sale of certain commodity assets and increased revenues from the Company's energy activities. Revenues from derivative financial instruments increased 6.4% to $283.2 million in the 2006 quarter from $266.2 million in the 2005 quarter. Equity derivatives net revenues increased to record levels on increased customer activities and favorable market conditions. Increased customer demand for structured credit products and credit default swaps resulted in a sharp increase in credit derivatives net revenues. These increases were partially offset by a decline in interest rate derivatives revenues resulting from less favorable market conditions.

The Company's investment banking revenues by reporting category were as follows:

                                                 Three Months Ended
                                   ---------------------------------------------
                                    February 28,     February 28,   % (Decrease)
(in thousands)                         2006              2005        Increase
--------------------------------------------------------------------------------
Underwriting                        $ 131,400        $ 143,989         (8.7%)
Advisory and other fees               134,992           80,130         68.5%
Merchant banking                       71,461            9,591        645.1%
--------------------------------------------------------------------------------
  Total investment banking          $ 337,853        $ 233,710         44.6%
================================================================================

Investment banking revenues increased 44.6% to $337.9 million for the 2006 quarter from $233.7 million for the 2005 quarter. Underwriting revenues decreased 8.7% to $131.4 million for the 2006 quarter from $144.0 million for the corresponding prior year quarter, as high grade and equity underwriting revenues decreased, reflecting reduced new issue volumes, partially offset by an increase in high yield new issue activity. Advisory and other fees for the 2006 quarter increased 68.5% to $135.0 million from $80.1 million for the prior year quarter reflecting increased M&A fees due to a significant increase in completed M&A assignments during the 2006 quarter as well as an increase in mortgage servicing fees. Merchant banking revenues increased to $71.5 million in the 2006 quarter from $9.6 million during the 2005 quarter attributable to gains from the Company's principal investments as well as improved performance fees on merchant banking funds.

Net interest revenues (interest and dividend revenue less interest expense) increased 14.3% to $270.8 million for the 2006 quarter from $236.9 million for the 2005 quarter. The increase in net interest revenues was primarily attributable to improved net interest margins. Average customer margin debt balances increased 0.8% to $64.5 billion for the 2006 quarter from $64.0 billion for the prior year quarter. Average customer short balances decreased 11.6% to $78.2 billion for the 2006 quarter from

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$88.5 billion for the 2005 quarter and average securities borrowed balances decreased 20.6% to $52.9 billion for the 2006 quarter from $66.6 billion for the 2005 quarter.

Asset management and other revenues increased 53.9% to $140.1 million for the 2006 quarter from $91.0 million for the 2005 quarter, primarily reflecting increased performance fees on proprietary hedge fund products. Management fees also increased during the 2006 quarter on higher levels of traditional assets under management. Private client services net revenues also increased due to higher levels of fee-based assets.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                      Three Months Ended
                                            ------------------------------------
                                            February 28, February 28, % Increase
(in thousands)                                  2006         2005     (Decrease)
--------------------------------------------------------------------------------
Employee compensation and benefits          $ 1,046,850  $   906,775     15.4%
Floor brokerage, exchange and clearance fees     51,243       57,318    (10.6%)
Communications and technology                   104,034       98,939      5.1%
Occupancy                                        44,627       39,594     12.7%
Advertising and market development               34,673       28,572     21.4%
Professional fees                                53,873       46,719     15.3%
Other expenses                                   97,550       81,415     19.8%
--------------------------------------------------------------------------------
Total non-interest expenses                 $ 1,432,850  $ 1,259,332     13.8%
================================================================================

Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including restricted stock and option awards. Employee compensation and benefits increased 15.4% to $1.05 billion for the 2006 quarter from $906.8 million for the 2005 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues decreased to 47.9% for the 2006 quarter from 49.3% for the 2005 quarter primarily due to the increased level of merchant banking net revenues. Full-time employees increased to 12,061 at February 28, 2006 from 11,019 at February 28, 2005. The growth in headcount is primarily due to the expansion of the Company's fixed income, investment banking and wealth management areas, resulting from increased business activities and growth initiatives.

Non-compensation expenses increased 9.5% to $386.0 million for the 2006 quarter from $352.6 million for the 2005 quarter. Non-compensation expenses as a percentage of net revenues decreased to 17.7% for the 2006 quarter compared with 19.2% for the corresponding prior year quarter. Communications and technology costs increased 5.1% as increased headcount resulted in higher voice and market data-related costs. Occupancy costs increased 12.7% reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue in New York City. Professional fees increased 15.3% due to higher levels of employment agency and consulting fees. Other expenses increased 19.8% due to increased legal and miscellaneous expenses. CAP Plan related costs decreased slightly to $36.0 million for the 2006 quarter from $38.0 million in the comparable prior year quarter. The increase in net revenues resulted in a pre-tax profit margin of 34.4% for the 2006 quarter versus 31.5% for the 2005 quarter.

The Company's effective tax rate decreased to 31.7% for the 2006 quarter from 34.5% for the 2005 quarter. During the quarter, the Company achieved favorable audit settlements which resulted in a reduction in the consolidated tax provision.

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. Certain prior period items have been reclassified between the Capital Markets and Global Clearing Services segments to conform to the current period's presentation.

The following segment operating results exclude certain unallocated revenues (predominantly interest) as well as certain corporate administrative functions, such as certain legal costs and costs related to the CAP Plan. See Note 12, "Segment Data" in the Notes to Condensed Consolidated Financial Statements for complete segment information.

Capital Markets


                                             Three Months Ended
                               -----------------------------------------------
                                February 28,     February 28,    % Increase
(in thousands)                      2006              2005
------------------------------------------------------------------------------
Net revenues
    Institutional equities     $   488,494      $   312,940         56.1%
    Fixed income                   888,738          865,507          2.7%
    Investment banking             296,594          217,394         36.4%
-------------------------------------------------------------------------------
Total net revenues             $ 1,673,826      $ 1,395,841         19.9%
Pre-tax income                 $   634,751      $   481,683         31.8%
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

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned joint venture, specialist activities on the NYSE, American Stock Exchange and International Securities Exchange. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate, government and municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 19.9% to a record $1.67 billion for the 2006 quarter compared to $1.40 billion for the 2005 quarter. Pre-tax income for Capital Markets increased 31.8% to $634.8 million for the 2006 quarter from $481.7 million for the comparable prior year quarter. Pre-tax profit margin was 37.9% for the 2006 quarter compared with 34.5% for the 2005 quarter.

Institutional equities net revenues for the 2006 quarter increased 56.1% to a record $488.5 million from $312.9 million for the comparable prior year quarter. Equity derivatives net revenues increased to record levels due to increased customer activities resulting from rising equity markets. Net revenues from the Company's international equity sales and trading area rose, reflecting higher trading volumes resulting from rising international equity markets as well as market share gains. In addition, net revenues from the risk arbitrage business increased on higher global announced M&A volumes. Revenues from the Company's energy and commodity activities also increased, reflecting gains from the sale of certain commodity assets and increased revenues from the Company's energy activities.

Fixed income net revenues increased 2.7% to a record $888.7 million for the 2006 quarter from $865.5 million for the comparable prior year quarter. Mortgage-backed securities revenues increased in the 2006 quarter when compared to the prior year quarter as origination volumes rose on increased investor demand. Net revenues from non-agency fixed-rate whole loans, adjustable rate mortgages and commercial mortgage-backed securities all improved, reflecting increased securitization activity and generally tighter mortgage spreads. Leveraged finance net revenues also increased as acquisition related financing activity rose reflecting an increase in completed M&A transactions. Credit derivative activity also experienced strong results on

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased customer demand for credit products. Partially offsetting these increases was a decrease in revenues from interest rate derivatives resulting from less favorable market conditions.

Investment banking revenues increased 36.4% to $296.6 million for the 2006 quarter from $217.4 million for the 2005 quarter. Underwriting revenues decreased 10.6% to $136.1 million for the 2006 quarter from $152.2 million for the corresponding prior year quarter, as high grade and equity underwriting revenues decreased, reflecting reduced new issue volumes, partially offset by an increase in high yield underwriting. Advisory and other fees for the 2006 quarter increased 60.1% to $89.0 million from $55.6 million for the prior year quarter reflecting increased M&A fees due to a significant increase in completed M&A assignments during the quarter. Merchant banking revenues increased to $71.5 million in the 2006 quarter from $9.6 million during the 2005 quarter attributable to gains from the Company's principal investments as well as performance fees on merchant banking funds.

Global Clearing Services

                                             Three Months Ended
                             ---------------------------------------------------
                              February 28,       February 28,
(in thousands)                    2006               2005      % Decrease
--------------------------------------------------------------------------------
Net revenues                   $ 263,992          $ 270,392      (2.4%)
Pre-tax income                 $ 129,572          $ 137,774      (6.0%)
--------------------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At February 28, 2006 and February 28, 2005, the Company held approximately $281.3 billion and $259.2 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services decreased 2.4% to $264.0 million for the 2006 quarter from $270.4 million in the 2005 quarter. Despite a decline in average customer interest bearing balances, net interest revenues increased 0.7% to $199.5 million for the 2006 quarter from $198.1 million for the prior year quarter, on improved net interest margins. Commission revenues decreased 11.8% to $59.2 million for the 2006 quarter from $67.1 million for the comparable prior year quarter reflecting lower trading volumes and rates from prime brokerage clients. Pre-tax income decreased 6.0% to $129.6 million, from $137.8 million for the 2005 quarter, reflecting lower net revenues. Pre-tax profit margin was 49.1% for the 2006 quarter compared to 51.0% for the 2005 quarter.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:


------------------------------------------------------------------------------
                                               February 28,     February 28,
(in billions)                                      2006             2005
------------------------------------------------------------------------------
Margin debt balances, average for period       $   64.5        $   64.0
Margin debt balances, at period end                64.5            67.3
Customer short balances, average for period        78.2            88.5
Customer short balances, at period end             78.1            93.9
Securities borrowed, average for period            52.9            66.6
Securities borrowed, at period end                 52.4            64.6
Free credit balances, average for period           29.9            31.1
Free credit balances, at period end                30.6            30.2
Equity held in client accounts                    281.3           259.2
------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Wealth Management

                                                    Three Months Ended
                                        ----------------------------------------
                                        February 28,   February 28,   % Increase
(in thousands)                              2006           2005       (Decrease)
--------------------------------------------------------------------------------
Private client services revenues        $ 153,078      $ 133,295        14.8%
Revenue transferred to Capital Markets
segment                                   (24,284)       (19,420)      (25.0%)
                                       -----------------------------------------
    Private client services net           128,794        113,875        13.1%
revenues
    Asset management                       94,475         55,315        70.8%
                                       -----------------------------------------
Total  net revenues                     $ 223,269      $ 169,190        32.0%
Pre-tax income                          $  32,173      $  14,979       114.8%
--------------------------------------------------------------------------------

The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At February 28, 2006, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

Net revenues for Wealth Management increased 32.0% to a record $223.3 million for the 2006 quarter from $169.2 million for the 2005 quarter. PCS revenues increased 13.1% to $128.8 million for the 2006 quarter from $113.9 million for the 2005 quarter reflecting higher levels of fee-based income attributable to the Company's private client advisory services products. Gross revenues per broker for brokers with the Company for more than one year were $269,630 in the 2006 quarter compared with $246,022 in the 2005 quarter. Asset management revenues increased 70.8% to a record $94.5 million for the 2006 quarter from $55.3 million for the 2005 quarter. This increase reflects increased performance fees on proprietary hedge fund products and growth in assets under management. Pre-tax income for Wealth Management increased 114.8% to $32.2 million in the 2006 quarter from $15.0 million for the 2005 quarter.

Assets under management were $45.4 billion at February 28, 2006, reflecting a 13.5% increase from $40.0 billion in assets under management at February 28, 2005. The increase in assets under management is due to the growth in traditional equity assets. Assets under management at February 28, 2006 include $7.0 billion of assets from alternative investment products, an increase from $6.2 billion at February 28, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Financial Leverage

Asset Composition
The Company's actual level of capital, capital requirements and thereby the level of financial leverage, is a function of numerous variables, including asset composition, rating agency/creditor perception, business prospects, regulatory requirements, balance sheet liquidity, cost/availability of capital and risk of loss. The Company consistently maintains a highly liquid balance sheet, with the vast majority of the Company's assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total assets at February 28, 2006 increased to $300.0 billion from $292.6 billion at November 30, 2005. The increase was primarily attributable to increases in securities borrowed, financial instruments owned, at fair value and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, partially offset by a decrease in securities purchased under agreements to resell, receivables from customers and receivables from brokers, dealers and others. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $57.6 billion at February 28, 2006 from $54.3 billion at November 30, 2005. This change was primarily due to a net increase in long-term debt and an increase in stockholders' equity due to earnings as well as income tax benefits attributable to the distribution of common stock under the Company's deferred compensation plans.

The Company's total capital base as of February 28, 2006 and November 30, 2005 was as follows:

                                  February 28,     November 30,
(in millions)                         2006             2005
---------------------------------------------------------------
Long-term borrowings:
Senior debt                        $ 46,160      $ 43,227
Subordinated debt (1)                   263           263
---------------------------------------------------------------
  Total long-term borrowings       $ 46,423      $ 43,490
Stockholders' equity:
Preferred stockholders' equity     $    367      $    372
Common stockholders' equity          10,799        10,419
---------------------------------------------------------------
  Total stockholders' equity       $ 11,166      $ 10,791
---------------------------------------------------------------
   Total capital                   $ 57,589      $ 54,281
===============================================================

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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At February 28, 2006 and November 30, 2005, total assets of $300.0 billion and $292.6 billion were approximately 5.7% and 5.6%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

Balance sheet leverage measures are one approach to assessing the capital adequacy of a securities firm, such as the Company. The following table presents total assets and net adjusted assets with the resultant leverage ratios at February 28, 2006 and November 30, 2005. Gross leverage equals total assets divided by stockholders' equity, inclusive of preferred and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

trust preferred equity. The Company views its trust preferred equity as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities. Net adjusted leverage equals net adjusted assets divided by tangible equity capital, which excludes goodwill and intangible assets from both the numerator and denominator, as equity used to support goodwill and intangible assets is not available to support the balance of the Company's net assets. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its securities purchased under agreements to resell, securities borrowed, securities received as collateral, customer receivables and segregated cash assets renders net adjusted leverage as the relevant measure.

    (in millions, except ratios)                       February 28, 2006    November 30, 2005
  -------------------------------------------------------------------------------------------

    Total assets                                         $  300,023            $ 292,635
      Deduct:
        Cash and securities deposited with clearing
          organizations or segregated in compliance
          with federal regulations                            6,784                5,270
        Securities purchased under agreements to resell      39,193               42,648
        Securities received as collateral                    13,149               12,426
        Securities borrowed                                  71,103               62,915
        Receivables from customers                           31,387               33,255
        Goodwill & intangible assets                            354                  355
---------------------------------------------------------------------------------------------
    Subtotal                                                138,053              135,766
---------------------------------------------------------------------------------------------

      Add:
        Financial instruments sold, but not yet purchased    35,007               35,004
      Deduct:
        Derivative financial instruments sold,
           but not yet purchased                             12,229               12,957
---------------------------------------------------------------------------------------------
    Net adjusted assets                                  $  160,831            $ 157,813
=============================================================================================

    Stockholders' equity
        Common equity                                    $   10,799            $  10,419
        Preferred stock                                         367                  372

---------------------------------------------------------------------------------------------
    Total stockholders' equity                               11,166               10,791
---------------------------------------------------------------------------------------------

      Add:
        Trust preferred equity                                  263                  263

---------------------------------------------------------------------------------------------
    Subtotal - leverage equity                               11,429               11,054
---------------------------------------------------------------------------------------------

      Deduct:
        Goodwill & intangible assets                            354                  355

---------------------------------------------------------------------------------------------
    Tangible equity capital                               $   11,075           $  10,699
=============================================================================================

    Gross leverage                                            26.3 x              26.5 x
    Net adjusted leverage                                     14.5 x              14.8 x
---------------------------------------------------------------------------------------------

Funding Strategy & Liquidity Risk Management

General Funding Strategy

Liquidity is extraordinarily important for financial services firms in general and for securities firms such as the Company in particular, given reliance on market confidence. Consequently, the Company focuses on management of funding and liquidity risk. The Company's overall objective and general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. In financing its balance sheet, the Company attempts to maximize its use of secured funding where economically competitive. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. For this reason, the Company seeks to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. In addition to this strategy, the Company places emphasis on diversification by product, geography, maturity and instrument in order to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding sources include commercial paper, bank loans and other borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

In addition to short-term funding sources, the Company utilizes equity and long-term debt, including floating- and fixed-rate notes, as longer-term sources of unsecured financing. The Company regularly monitors and analyzes the size, composition and liquidity characteristics of its asset base in the context of each asset's ability to be used to obtain secured financing. This analysis helps the Company in determining its aggregate need for longer-term funding sources (i.e., long-term debt and equity). The Company views long-term debt as a stable source of funding, which effectively strengthens its overall liquidity profile and mitigates liquidity risk.

Alternative Funding Strategy

The Company maintains an alternative funding strategy focused on the liquidity and self-funding ability of the underlying assets. The objective of this strategy is to maintain sufficient cash capital (i.e., equity plus long-term debt maturing in more than 12 months) and funding sources to enable the Company to refinance short-term, unsecured borrowings with fully secured borrowings. As such, the Company is not reliant upon nor does it contemplate forced balance sheet reduction to endure a period of constrained funding availability. This underlying approach is supported by maintenance of a formal contingency funding plan, which includes a detailed delegation of authority and precise action steps for managing an event-driven liquidity crisis. The plan identifies the crisis management team, details an effective internal and external communication strategy, and facilitates the greater information flow required to effect a rapid and efficient transition to a secured funding environment.

As it relates to the alternative funding strategy discussed above, the Company prepares an analysis that focuses on a 12-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. Under these assumptions, the Company monitors its cash position and the borrowing value of unencumbered, unhypothecated financial instruments in relation to its unsecured debt maturing over the next 12 months, striving to maintain the ratio of liquidity sources to maturing debt at 110% or greater. Also within this strategy, the Company seeks to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis (i.e., positive net cash capital). These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company's alternative funding strategy and, consequently, its approach to funding and liquidity risk management.

The borrowing value advance rates used in the Company's liquidity ratio calculation and the haircuts incorporated in the cash capital model are symmetrical. These advance rates are considered readily available, even in a stress environment. In the vast majority of circumstances/asset classes, they are derived from committed secured bank facilities, whereby a bank or group of banks are contractually obligated to lend to the Company at a pre-specified advance rate on specific types of collateral regardless of "market environment." As such, the advance rates/haircuts in the alternative liquidity models are typically worse than those the Company realizes in normalized repo and secured lending markets. The advance rates in the liquidity ratio reflect what can be reliably realized in a stressed liquidity environment. The haircuts used in the cash capital model are consistent with the advance rates in the liquidity ratio in that the haircut is equal to one minus the advance rate.

As of February 28, 2006, the market value of unencumbered, unhypothecated financial instruments owned by the Company was approximately $35.4 billion with a borrowing value of $27.7 billion. The assets are composed of primarily mortgage- and asset-backed securities, investment grade municipal and corporate bonds, US equities and residential and commercial mortgage whole loans. The average advance rate on these different asset types ranges from 74% to 98% and, as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company owned securities, has averaged 147% over the previous 12 months including unused committed unsecured bank credit, and 137% excluding the unsecured portion of the Company's $4.0 billion committed revolving credit facility. On this same basis, the liquidity ratio was 128% as of February 28, 2006 and 121% excluding committed unsecured bank credit. In addition to Company-owned unencumbered financial instruments, as of February 28, 2006, the Company held $63.9 billion of collateral owned by customers and introducing brokers that

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

could be repledged to raise secured funding. Of this total, $2.7 billion was readily available to pledge to meet the Company's liquidity needs given current reserve requirements. Inclusive of both the readily available portion of customer and introducing broker collateral and unused committed secured bank credit, the liquidity ratio at February 28, 2006 was 139%.

While The Bear Stearns Companies Inc. ("Parent Company") is the primary issuer of unsecured debt in the marketplace, the collateral referred to in the preceding paragraph is held in various subsidiaries, both regulated and unregulated. A subsidiary's legal entity status and the Company's intercompany funding structure may constrain liquidity available to the Parent Company, as regulators may prevent the flow of funds and/or securities from a regulated subsidiary to its parent company or other subsidiaries. In recognition of this potential for liquidity to be trapped in subsidiaries, the Company maintains a minimum $5.0 billion of liquidity immediately accessible by the Parent Company at all times. This liquidity reserve takes the form of cash deposits and money market instruments that are held at the Parent Company and high-quality collateral (corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the liquidity reserve, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. In addition to this immediately available liquidity, the Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of February 28, 2006, approximately $21.6 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus unrestricted as to parent availability, while an additional $4.0 billion market value had been pledged to the Parent Company as collateral for inter-company borrowings and was thus readily available. The remaining $9.8 billion market value of unencumbered securities was held in regulated entities, a portion of which may be available to provide liquidity to the Parent Company.

The cash capital framework is utilized to evaluate the Company's long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company's assets is determined on a regular basis. For purposes of broadly classifying the drivers of cash capital requirements, cash capital usage can be delineated across two very broad categories as (1) firmwide haircuts and (2) illiquid assets/long-term investments. More precisely, the Company holds cash capital to support longer-term funding requirements, including, but not limited to, the following:

      o That portion of financial instruments owned that cannot be funded on a secured basis (i.e., the haircuts);
      o Margin loans and resale principal in excess of the borrowing value of collateral received;
      o Operational cash deposits required to support the regular activities of the Company (e.g., exchange initial margin);
      o Unfunded committed funding obligations, such as corporate loan commitments;
      o     Less liquid and illiquid assets, such as goodwill and fixed assets;
      o Uncollateralized funded loans and funded loans secured by illiquid and/or non-rehypothecatable collateral;
      o     Merchant banking assets and other long-term investments; and
      o Regulatory capital in excess of a regulated entity's cash capital based longer-term funding requirements.

At February 28, 2006, the Company's net cash capital position was $4.6 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm (i.e., positive net cash capital). Over the previous 12 months, the Company's net cash capital position has averaged $1.7 billion.

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

With respect to the management of refinancing risk, the maturity profile of the long-term debt portfolio of the Company is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


general guideline of no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the quarter ended February 28, 2006. As of February 28, 2006, the weighted average maturity of the Company's long-term debt was 4.4 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company and BSIL to borrow up to $2.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2007, with all loans outstanding at that date payable no later than February 2008. The Company was in compliance with all covenants and there were no borrowings outstanding under the Facility at February 28, 2006.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2006, with all repos outstanding at that date payable no later than August 2007. The Company was in compliance with all covenants and there were no borrowings outstanding under the Repo Facility at February 28, 2006.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC and BSJL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2006 with all loans outstanding at that date payable no later than December 2007. The Company was in compliance with all covenants and there were no borrowings outstanding under the Pan Asian Facility at February 28, 2006.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of investment grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages and listed options. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $2.9 billion. At February 28, 2006, the borrowings outstanding under these committed credit facilities were $258.7 million.

Capital Resources

The Parent Company, operating as the centralized unsecured funding arm of the Company, raises the vast majority of the Company's unsecured debt, including both commercial paper and long-term debt. The Parent Company is thus the "central bank" of the Company, where all capital is held and from which capital is deployed. The Parent Company advances funds in the form of debt or equity to subsidiaries to meet their operating funding needs and regulatory capital requirements. In addition to the primary regulated subsidiaries, the Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation, Bear Stearns Commercial Mortgage, Inc. and Bear Hunter Holdings LLC. In connection with all of the Company's operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances.

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At February 28, 2006, the Parent Company's equity investment in subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was $7.6 billion versus common stockholders' equity and preferred equity of $10.8 billion and $366.9 million, respectively. As such, at February 28, 2006, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was approximately 0.70 based on common equity and 0.68 including preferred equity. At November 30, 2005, these measures were 0.69 based on common equity and 0.67 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $10.3 billion at February 28, 2006, are funded with long-term debt issued by the Company having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

Long-term debt totaling $39.1 billion and $37.0 billion had remaining maturities beyond one year at February 28, 2006 and November 30, 2005, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated US registered offerings, US registered and 144A medium-term note programs, other US and non-US bond and note offerings and other methods. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of February 28, 2006, a downgrade by either Moody's Investors Service or Standard & Poor's in the Company's long-term credit ratings to the level of A3 or A- would have resulted in the Company needing to post $54.2 million in additional collateral pursuant to contractual arrangements for outstanding over-the-counter derivatives contracts. A downgrade to Baa1 or BBB+ would have resulted in needing to post an additional $329.9 million in collateral.

At February 28, 2006, the Company's long-term/short-term debt ratings were as follows:

                                                Rating
-------------------------------------------------------------
Dominion Bond Rating Service Limited     A(high)/R-1 (middle)
Fitch Ratings                                   A+/F1+
Moody's Investors Service                       A1/P-1
Rating & Investment Information, Inc.            A+/NR
Standard & Poor's Ratings Services               A/A-1
-------------------------------------------------------------

NR - does not assign a short-term rating

In October 2005, Standard & Poor's Ratings Services changed the outlook on The Bear Stearns Companies Inc. from stable to positive. Simultaneously, the A/A-1 ratings were affirmed. Standard & Poor's cited the outlook change reflects the Company's high profitability with low earnings volatility during the past several years. Standard & Poor's also cited the strength of the Company's various franchises, conservative management team and low tolerance for risk. Standard & Poor's cited the outlook change indicates that the rating could be raised during the next one to two years if the Company continues to perform well.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On December

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


12, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorization to allow the Company to purchase up to $1.5 billion of common stock in fiscal 2006 and beyond. During the quarter ended February 28, 2006, the Company purchased under the current authorization a total of 3,836,329 shares at a cost of approximately $446.9 million. The Company may, depending upon price and other factors, acquire additional shares in excess of that required for annual share awards. Approximately $1.05 billion was available to be purchased under the current authorization as of February 28, 2006.

During the quarter ended February 28, 2006, the Company purchased a total of 236,116 shares of its common stock at a total cost of $29.5 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 9, 2005. Approximately $170.5 million is available to be purchased under the current authorization as of February 28, 2006.

Cash Flows

Cash and cash equivalents decreased $807.7 million to $5.05 billion at February 28, 2006 from $5.86 billion at November 30, 2005. Cash used in operating activities was $5.01 billion, primarily attributable to increases in securities borrowed, net of securities loaned, financial instruments owned and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, partially offset by an increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell and a decrease in net receivables from customers and net receivables from brokers, dealers and others, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $39.2 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $4.24 billion reflected net proceeds from the issuance of long-term borrowings of $4.94 billion and net proceeds relating to short-term borrowings of $1.56 billion, primarily to fund normal operating activities. This was partially offset by net payments for the retirement/repurchase of long-term borrowings of $2.20 billion. Treasury stock purchases of $476.4 million were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

Regulated Subsidiaries

Effective December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of February 28, 2006, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Effective December 1, 2005 the SEC approved Bear Stearns' use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the U.K.'s Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Irish Financial Services Regulatory Authority. At February 28, 2006, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

The Company's broker-dealer subsidiaries and other regulated subsidiaries are subject to minimum capital requirements and may also be subject to certain restrictions on the payment of dividends, which could limit the Company's ability to withdraw capital from such regulated subsidiaries, which in turn could limit the Company's ability to pay dividends. See Note 9, "Regulatory Requirements," in the Notes to Condensed Consolidated Financial Statements.

Merchant Banking and Private Equity Investments

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


private equity-related investment funds as well as direct investments in private equity-related investments. At February 28, 2006, the Company held investments with an aggregate recorded value of approximately $700.6 million, reflected in the Condensed Consolidated Statements of Financial Condition in "Other assets." At November 30, 2005, the Company held investments with an aggregate recorded value of approximately $658.8 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment grade rated companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At February 28, 2006 and November 30, 2005, the Company held high yield positions approximating $8.60 billion and $6.71 billion, respectively, substantially all of which are in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition, and $1.65 billion and $1.72 billion, respectively, reflected in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At February 28, 2006 and November 30, 2005, the amount outstanding to highly leveraged borrowers totaled $5.94 billion and $4.24 billion, respectively. The largest industry concentration was the telecommunications industry, which approximated 14.2% and 17.2% of these highly leveraged borrowers' positions at February 28, 2006 and November 30, 2005, respectively. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

The Company's Risk Management Department and senior trading managers monitor exposure to market and credit risk for high yield positions and establish limits and concentrations of risk by individual issuer. High yield positions generally involve greater risk than investment grade debt securities due to credit considerations, liquidity of secondary trading markets and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities on the Company's results of operations, can fluctuate from period to period as a result of customer demand, economic conditions and market considerations.

Contractual Obligations

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At February 28, 2006, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:

                                                      Payments Due By Period
                                     ------------------------------------------------------
                                        Remaining       Fiscal        Fiscal
(in millions)                          Fiscal 2006    2007- 2008    2009- 2010   Thereafter    Total
-------------------------------------------------------------------------------------------------------
Long-term borrowings (1) (2)             $ 4,979      $ 14,929      $ 11,907     $ 14,608    $ 46,423
Future minimum lease payments (3) (4)         60           159           134         213          566
-------------------------------------------------------------------------------------------------------

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

(2) Included in fiscal 2007 and fiscal 2008 are approximately $2.1 billion and $0.1 billion, respectively, of floating-rate notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity dates of these notes are during fiscal 2009 and fiscal 2010.

(3)    Includes 383 Madison Avenue Headquarters in New York City.

(4) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Commitments

The Company has commitments(1) under a variety of commercial arrangements. At February 28, 2006 the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:


                                            Amount of Commitment Expiration Per Period
                                   ------------------------------------------------------------
                                    Remaining      Fiscal     Fiscal
(in millions)                      Fiscal 2006  2007- 2008  2009- 2010   Thereafter      Total
-----------------------------------------------------------------------------------------------
Lending-related commitments:
  Investment-grade (2)              $  1,243      $  313     $ 1,052       $ 366       $ 2,974
  Non-investment-grade                   337         228         630         373         1,568
  Contingent commitments (3)             314          --          --          --         5,057
Commitments to invest in private
  equity-related investments
  and partnerships (4)                                                                     183
Underwriting commitments                  48          --          --          --            48
Commercial and residential loans       1,906         225          49          --         2,180
Letters of credit                      3,720          83          35          --         3,838
Other commercial commitments             401          56          --          --           457
-----------------------------------------------------------------------------------------------

(1) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade borrowings, the Company entered into credit default swaps aggregating $728 million at February 28, 2006.

(3)    Includes $4,743 million in commitments with no stated maturity.

(4) At February 28, 2006, commitments to invest in private equity-related investments and partnerships aggregated $183 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2017.


OFF-BALANCE-SHEET ARRANGEMENTS

In the normal course of business, the Company enters into arrangements with special purpose entities ("SPEs"), also known as variable interest entities ("VIEs"). SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, are generally not controlled by their equity owners, as the establishing documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including commercial and residential mortgages, consumer receivables, securities and other financial assets are sold to an SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. The Company, in the normal course of business, may establish SPEs, sell assets to SPEs, underwrite, distribute and make a market in securities or other beneficial interests issued by SPEs, transact derivatives with SPEs, own securities or other beneficial interests, including residuals, in SPEs, and provide liquidity or other guarantees for SPEs.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells instruments that may be variable interests. The Company adopted FIN No. 46 (R) for its variable interests in fiscal 2004. The Company consolidates those VIEs in which the Company is the primary beneficiary. See Note 5, "Variable Interest Entities and Mortgage Loan Special Purpose Entities," in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the consolidation of VIEs.

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

In addition to the above, in the ordinary course of business the Company issues various guarantees to counterparties in connection with certain derivatives, leasing, securitization and other transactions. See Note 11, "Guarantees," in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

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

To measure derivative activity, notional or contract amounts are frequently used. Notional/contract amounts are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, with the exception of currency swaps, foreign exchange forwards and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only to the extent of involvement in the particular class of financial instruments and are not necessarily an indication of overall market risk.

As of February 28, 2006 and November 30, 2005, the Company had notional/contract amounts of approximately $5.89 trillion and $5.45 trillion, respectively, of derivative financial instruments, of which $1.21 trillion and $1.13 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 4.2 years and 4.1 years at February 28, 2006 and November 30, 2005, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of February 28, 2006 were as follows:

                                     Less Than      One to         Three to      Greater Than
(in billions)                        One Year     Three Years     Five Years      Five Years       Total
-------------------------------------------------------------------------------------------------------------
Swap agreements, including
  options, swaptions, caps,
  collars and floors                $   817.2      $ 1,228.3      $ 1,045.6       $ 1,465.2     $ 4,556.3
Futures contracts                       370.5          178.0           21.9               -         570.4
Forward contracts                       103.6              -              -               -         103.6
Options held                            360.4           68.0            0.7             0.1         429.2
Options written                         209.4           23.9            0.8             0.2         234.3
-------------------------------------------------------------------------------------------------------------
Total                               $ 1,861.1      $ 1,498.2      $ 1,069.0       $ 1,465.5     $ 5,893.8
=============================================================================================================
Percent of total                         31.6%          25.4%          18.1%           24.9%        100.0%
=============================================================================================================

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that could materially affect reported amounts in the financial statements (see Note 1, "Summary of Significant Accounting Policies," in the Notes to Condensed Consolidated Financial Statements). Critical accounting policies are those policies that are the most important to the financial statements and/or those that require significant management judgment related to matters that are uncertain.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

At February 28, 2006 and November 30, 2005, the total value of all financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources (primarily fixed income cash positions) aggregated approximately $8.9 billion and $7.1 billion, respectively, in "Financial instruments owned" and $4.1 billion and $3.5 billion, respectively, in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition.

Controls Over Valuation of Financial Instruments

In recognition of the importance the Company places on the accuracy of its valuation of financial instruments as described in the three categories above, the Company engages in an ongoing internal review of its valuations. Members of the Controllers

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and Risk Management Departments perform analysis of internal valuations, typically on a monthly basis but often on an intra-month basis as well. These departments are independent of the trading areas responsible for valuing the positions. Results of the monthly validation process are reported to the Mark-to-Market Committee ("MTMC"), which is composed of senior management from the Risk Management and Controllers Departments. The MTMC is responsible for ensuring that the approaches used to independently validate the Company's valuations are robust, comprehensive and effective. Typical approaches include valuation comparisons with external sources, comparisons with observed trading, independent comparisons of key model valuation inputs, independent trade modeling and a variety of other techniques.

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

Legal, Regulatory and Tax Contingencies

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

Reserves for litigation and regulatory proceedings are generally determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience, and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be.

The Company is subject to the income tax laws of the US, its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly evaluates the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years' examinations and tax reserves are established as appropriate.

The Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies." Once established, reserves are adjusted as additional information becomes available or when an event

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


requiring a change to the reserves occurs. Significant judgment is required in making these estimates and the ultimate resolution may differ materially from the amounts reserved.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect the EITF consensus on EITF issue No. 04-5 to have a material impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 on the Company's consolidated financial statements is currently being evaluated.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on the consolidated financial statements of the Company.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a description of the Company's risk management policies, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk, as well as a discussion of the Company's credit risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

Value-at-Risk
An estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models known as value-at-risk ("VaR") that seek to predict risk of loss based on historical and/or market-implied price and volatility patterns. VaR estimates the probability of the value of a financial instrument rising above or falling below a specified amount. The calculation uses the simulated changes in value of the market risk-sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the three risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of February 28, 2006, November 30, 2005, August 31, 2005 and May 31, 2005. Commodity risk has been excluded due to immateriality for each period presented.

                           February 28,   November 30,   August 31,    May 31,
(in millions)                   2006         2005          2005         2005
--------------------------------------------------------------------------------
MARKET RISK
  Interest rate            $   25.6       $  22.1       $  25.8       $  23.9
  Currency                      0.4           0.3           0.5           3.4
  Equity                        3.4           3.6           1.1           2.5
  Diversification benefit      (4.5)         (4.6)         (3.1)         (6.9)
--------------------------------------------------------------------------------
Aggregate VaR              $   24.9       $  21.4       $  24.3       $  22.9
================================================================================

The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended February 28, 2006 and November 30, 2005:

                  Quarter Ended February 28, 2006   Quarter Ended November 30, 2005
--------------------------------------------------------------------------------------
(in millions)        High      Low    Average           High     Low      Average
--------------------------------------------------------------------------------------
MARKET RISK
  Interest rate     $ 30.5   $ 20.3   $ 24.8          $ 28.5   $ 20.0   $   23.5
  Currency             1.6      0.0      0.6             3.4      0.1        0.9
  Equity               5.6      2.5      3.8             4.6      1.0        2.7
  Aggregate VaR       30.1     19.0     23.8            28.8     18.1       22.9
--------------------------------------------------------------------------------------

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

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 28, 2006 and 2005. The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $19.2 million and $16.0 million for the

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

quarters ended February 28, 2006 and 2005, respectively. There were three daily trading losses for the quarter ended February 28, 2006 and no daily trading losses for the quarter ended February 28, 2005. Daily trading losses never exceeded the reported average VaR amounts during the fiscal quarters ended February 28, 2006 and 2005. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both its quarters ending February 28, 2006 and 2005. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.



                   DISTRIBUTION OF DAILY NET TRADING REVENUES

             Quarters Ended February 28, 2006 and February 28, 2005


Daily Trading Plot Points
TBSCI
Quarters ended 2/28/06 & 2/28/05



                    February 28, 2006                      February 28, 2005
              -----------------------------            -------------------------
                  (10)+                  -                (10)+               -
                (10)-(5)                 -              (10)-(5)              -
                  (5)-0                  3                (5)-0               -
                   0-5                   6                 0-5                4
                  5-10                   6                5-10               11
                  10-15                  9                10-15              11
                  15-20                 11                15-20              22
                  20-25                  9                20-25               9
                  25-30                  6                25-30               3
                   30+                  10                 30+                1
                            ---------------                        -------------

                  Total                 60                Total              61

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at February 28, 2006 and November 30, 2005 approximated $3.56 billion and $4.41 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 28, 2006:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                                Percentage of
                                                            Exposure, Net of    Exposure, Net
            Rating (2)       Exposure      Collateral (3)    Collateral (4)     of Collateral
------------------------------------------------------------------------------------------------

     AAA                    $   1,037         $    54           $   984              28%
     AA                         3,541           2,323             1,366              38%
     A                          2,033           1,271               829              23%
     BBB                          312             370               169               5%
     BB and lower                 863           2,373               189               5%
     Non-rated                     24               7                23               1%
------------------------------------------------------------------------------------------------

      (1) Excluded are covered transactions structured to ensure that the market values of collateral will at all times equal or exceed the related exposures. The net exposure for these transactions will, under all circumstances, be zero.

      (2) Internal counterparty credit ratings, as assigned by the Company's Credit Department, converted to rating agency equivalents.

      (3) For lower-rated counterparties, the Company generally receives collateral in excess of the current market value of derivative contracts.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


In the normal course of business, the Company has been named a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the Company's business. Certain of the foregoing could result in adverse judgments, settlements, fines, penalties or other relief.

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2005 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A (together the "Form 10-K"). The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

In re McKesson HBOC, Inc. Securities Litigation: This matter arises out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC"). As previously reported in the Form 10-K, on September 8, 2005, the court granted preliminary approval of the revised proposed settlement between McKesson HBOC and the plaintiff class. On February 24, 2006, the court granted final approval of the revised proposed settlement. On March 23, 2006, Bear Stearns filed notice with the court of its intent to appeal the final approval order to the United States Circuit Court of Appeals for the Ninth Circuit. Bear Stearns intends to seek reversal of the final approval order and the settlement by the Ninth Circuit on the grounds it raised in opposition to final approval.

Purported Securities Actions Related to Enron Corp.: As previously reported in the Form 10-K, Bear Stearns has been defending an Enron-related litigation pending against it in the United States District Court for the Southern District of Texas. Bear Stearns and the plaintiffs in that litigation have reached an agreement to settle this action. By Order dated April 4, 2006, the court dismissed Bear Stearns from this action with prejudice.

Mutual Fund Matters: As previously reported in the Form 10-K, Bear Stearns and BSSC had submitted an Offer of Settlement to the U.S. Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE") to resolve investigations by these agencies relating to mutual fund trading. On March 16, 2006, the SEC and the NYSE announced their acceptance of the Offer of Settlement submitted by Bear Stearns and BSSC. Pursuant to the terms of the settlement, Bear Stearns and BSSC are required, among other things, to pay an amount equal to $250 million, composed of a $90 million penalty and $160 million as disgorgement and to retain an Independent Compliance Consultant to review procedures at Bear Stearns and BSSC. This settlement concludes the investigations by the SEC and the NYSE regarding the Company.

In re Prime Hospitality, Inc. Shareholders Litigation: As previously reported in the Form 10-K, shareholders of Prime Hospitality Corporation ("Prime") had filed a consolidated amended class action complaint in the Delaware Chancery Court against the directors of Prime, the Blackstone Group and certain of its affiliates, and Bear Stearns. The parties have reached an agreement in principle to settle the action against all defendants, including Bear Stearns, subject to confirmatory discovery. Under the agreement in principle, Bear Stearns will not make any financial contribution to the settlement.

      Item 2. UNREGISTRERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the first quarter of fiscal 2006:


                                                                                     Approximate Dollar
                                                          Total Number of Shares    Value of Shares that
                      Total Number of     Average Price    Purchased as Part of     May Yet Be Purchased
                           Shares           Paid per        Publicly Announced      Under the Plans or
         Period           Purchased           Share        Plans or Programs (1)         Programs (1)
---------------------------------------------------------------------------------------------------------
   12/1/05 - 12/31/05      3,703,483      $ 116.23                    3,703,483           $ 1,269,528,309
    1/1/06 - 1/31/06         231,664        121.39                      231,664             1,241,407,178
    2/1/06 - 2/28/06         137,298        129.89                      137,298             1,223,573,190
                      --------------                              -------------
         Total             4,072,445        116.99                    4,072,445
                      ==============                              =============


(1) On December 12, 2005, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorization in order to allow the Company to purchase up to $1.5 billion of common stock in fiscal 2006 and beyond. The Repurchase Program has no set expiration or termination date. On December 9, 2005, the Compensation Committee of the Board of Directors approved a $200 million CAP Plan Earnings Purchase Authorization to allow the Company to purchase up to $200 million of common stock in fiscal 2006.

                                Item 6. EXHIBITS



              Exhibits

              (11) Computation of Per Share Earnings. (The calculation of per share earnings is in Note 8, "Earnings Per Share," of Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

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




                                                 The Bear Stearns Companies Inc.
                                                           (Registrant)


Date: April 10, 2006                       By:    /s/ Jeffrey M. Farber
                                                  Jeffrey M. Farber
                                                  Controller
                                                  (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

                     Description                                            Page
Exhibit No.

(12)                 Computation of Ratio of Earnings to Fixed Charges       63
                     and to Combined Fixed Charges and Preferred
                     Stock Dividends

(15)                 Letter re: Unaudited Interim Financial Information      64

(31.1)               Certification of Chief Executive Officer Pursuant to    65
                     Rule 13a-14(a) or 15d -14(a) of the Securities
                     Exchange Act of 1934, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)               Certification of Chief Financial Officer Pursuant to    66
                     Rule 13a-14(a) or 15d -14(a) of the Securities
                     Exchange Act of 1934, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)               Certification of Chief Executive Officer Pursuant to    67
                     18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)               Certification of Chief Financial Officer Pursuant to    68
                     18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002