Form 10-Q
period 2006-05-31
BEAR STEARNS COMPANIES INC
filed 2006-07-10
CIK 777001

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2006

                                       or

[__] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [X] Accelerated Filer [__] Non-Accelerated Filer [__]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

     As of July 6, 2006, the latest practicable date, there were 120,379,528 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page
Available Information                                                         3

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Statements of Income (Unaudited)
        for the three months and six months ended May 31, 2006
        and May 31, 2005                                                      4

        Condensed Consolidated Statements of Financial Condition
        as of May 31, 2006 (Unaudited) and November 30, 2005 (Audited)        5

        Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the six months ended May 31, 2006 and May 31, 2005                6

        Notes to Condensed Consolidated Financial Statements (Unaudited)      7

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               28

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   29

        Introduction                                                          29

        Certain Factors Affecting Results of Operations                       29

        Forward-Looking Statements                                            30

        Executive Overview                                                    30

        Results of Operations                                                 32

        Liquidity and Capital Resources                                       39

        Off-Balance-Sheet Arrangements                                        48

        Derivative Financial Instruments                                      49

        Critical Accounting Policies                                          50

        Accounting and Reporting Developments                                 53

        Effects of Inflation                                                  53

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            54


Item 4. CONTROLS AND PROCEDURES                                               58

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                                                     59

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           61

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   62

Item 6. EXHIBITS                                                              63

Signature                                                                     64

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                           (Unaudited)                      (Unaudited)
                                                       Three Months Ended                 Six Months Ended
                                                    ----------------------------------------------------------------
                                                      May 31,          May 31,          May 31,          May 31,
(in thousands, except share and per share data)        2006             2005             2006             2005
--------------------------------------------------------------------------------------------------------------------
REVENUES
    Commissions                                     $    305,251     $    313,608     $    591,322     $    610,985
    Principal transactions                             1,492,478          980,179        2,642,910        1,958,812
    Investment banking                                   318,150          250,426          656,003          484,136
    Interest and dividends                             2,110,876        1,191,785        3,834,865        2,213,404
    Asset management and other income                     76,994           87,582          217,067          178,612
                                                    ----------------------------------------------------------------
      Total revenues                                   4,303,749        2,823,580        7,942,167        5,445,949
    Interest expense                                   1,804,307          950,028        3,257,522        1,734,737
                                                    ----------------------------------------------------------------
      Revenues, net of interest expense                2,499,442        1,873,552        4,684,645        3,711,212
                                                    ----------------------------------------------------------------

NON-INTEREST EXPENSES
    Employee compensation and benefits                 1,220,216          922,908        2,267,066        1,829,683
    Floor brokerage, exchange and clearance fees          58,621           57,262          109,864          114,580
    Communications and technology                        118,169          100,343          222,203          199,282
    Occupancy                                             45,422           40,756           90,049           80,350
    Advertising and market development                    35,093           34,577           69,766           63,149
    Professional fees                                     65,468           61,278          119,341          107,997
    Other expenses                                       122,254          193,989          219,804          275,404
                                                    ----------------------------------------------------------------
      Total non-interest expenses                      1,665,243        1,411,113        3,098,093        2,670,445
                                                    ----------------------------------------------------------------

    Income before provision for income taxes             834,199          462,439        1,586,552        1,040,767
    Provision for income taxes                           294,866          164,329          533,063          363,852
                                                    ----------------------------------------------------------------
    Net income                                      $    539,333     $    298,110     $  1,053,489     $    676,915
                                                    ================================================================
    Net income applicable to common shares          $    533,957     $    291,667     $  1,042,699     $    663,994
                                                    ================================================================

    Basic earnings per share                        $       4.12     $       2.32     $       8.04     $       5.26
    Diluted earnings per share                      $       3.72     $       2.09     $       7.26     $       4.74
                                                    ================================================================

    Weighted average common shares outstanding:
      Basic                                          132,810,062      130,663,337      132,778,755      130,960,364
      Diluted                                        149,945,896      148,037,979      149,780,912      148,612,374
                                                    ================================================================

    Cash dividends declared per common share        $       0.28     $       0.25     $       0.56     $       0.50
                                                    ================================================================


See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                                                  (Unaudited)
                                                                                                     May 31,     November 30,
(in thousands, except share data)                                                                     2006           2005
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                                  $   5,991,336    $   5,859,133
    Cash and securities deposited with clearing organizations or
      segregated in compliance with federal regulations                                            7,189,214        5,269,676
    Securities purchased under agreements to resell                                               39,604,616       42,647,603
    Securities received as collateral                                                             17,117,595       12,426,383
    Securities borrowed                                                                           72,765,743       62,915,010
    Receivables:
      Customers                                                                                   33,090,874       33,254,980
      Brokers, dealers and others                                                                  3,082,490        3,544,806
      Interest and dividends                                                                         677,729          433,305

    Financial instruments owned, at fair value                                                   114,281,620       93,364,088
    Financial instruments owned and pledged as collateral, at fair value                          10,787,810       12,880,333
                                                                                              --------------------------------
    Total financial instruments owned, at fair value                                              125,069,430      106,244,421

    Assets of variable interest entities and mortgage loan special purpose entities               16,510,071       15,151,699
    Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,082,800 and $1,011,036 as of May 31,
      2006 and November 30, 2005, respectively                                                       470,620          451,247
    Other assets                                                                                   4,610,611        4,436,970
                                                                                              --------------------------------
    Total Assets                                                                               $ 326,180,329    $ 292,635,233
                                                                                              ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings                                                                      $  32,906,461    $  20,015,727
    Securities sold under agreements to repurchase                                                67,784,627       66,131,617
    Obligation to return securities received as collateral                                        17,117,595       12,426,383
    Securities loaned                                                                              8,790,562       10,104,325
    Payables:
      Customers                                                                                   76,629,087       73,231,067
      Brokers, dealers and others                                                                  3,117,303        2,657,178
      Interest and dividends                                                                         974,759          796,956
    Financial instruments sold, but not yet purchased, at fair value                              41,453,173       35,004,333
    Liabilities of variable interest entities and mortgage loan special purpose entities          15,830,026       14,321,285
    Accrued employee compensation and benefits                                                     1,701,830        1,853,416
    Other liabilities and accrued expenses                                                         1,520,168        1,811,898
    Long-term borrowings                                                                          46,647,144       43,489,616
                                                                                              --------------------------------
    Total Liabilities                                                                            314,472,735      281,843,801
                                                                                              --------------------------------

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
    Preferred stock                                                                                  366,906          372,326
    Common stock, $1.00 par value; 500,000,000 shares authorized and 184,805,847
      shares issued as of both May 31, 2006 and November 30, 2005                                    184,806          184,806
    Paid-in capital                                                                                4,463,934        4,109,166
    Retained earnings                                                                              8,465,035        7,492,951
    Employee stock compensation plans                                                              2,100,157        2,600,186
    Unearned compensation                                                                           (129,867)        (143,302)
    Treasury stock, at cost:
      Common stock: 63,869,496 and 70,937,640 shares as of May 31, 2006 and November 30, 2005,
      respectively                                                                                (3,743,377)      (3,824,701)
                                                                                              --------------------------------
    Total Stockholders' Equity                                                                    11,707,594       10,791,432
                                                                                              --------------------------------
    Total Liabilities and Stockholders' Equity                                                 $ 326,180,329    $ 292,635,233
                                                                                              ================================

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                                      (Unaudited)
                                                                                                    Six Months Ended
                                                                                               May 31,              May 31,
(in thousands)                                                                                  2006                 2005
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                              $  1,053,489         $    676,915
    Adjustments to reconcile net income to cash used in operating activities:
      Non-cash items included in net income:
        Depreciation and amortization                                                            169,491              123,325
        Deferred income taxes                                                                     (4,322)             (49,912)
        Employee stock compensation plans                                                         10,237               36,258
    Changes in operating assets and liabilities:
        Cash and securities deposited with clearing organizations or segregated
            in compliance with federal regulations                                            (1,919,538)          (1,351,309)
        Securities borrowed, net of securities loaned                                        (11,164,496)           6,334,632
        Net receivables from customers                                                         3,562,126             (193,752)
        Net receivables from brokers, dealers and others                                         922,441             (608,835)
        Financial instruments owned                                                          (18,150,812)         (15,132,633)
        Other assets                                                                            (266,016)            (352,638)
        Securities sold under agreements to repurchase, net of securities purchased under
            agreements to resell                                                               4,695,997             (306,941)
        Financial instruments sold, but not yet purchased                                      6,206,028            2,236,645
        Accrued employee compensation and benefits                                              (163,596)            (312,473)
        Other liabilities and accrued expenses                                                  (113,927)             293,366
                                                                                           -----------------------------------
               Cash used in operating activities                                             (15,162,898)          (8,607,352)
                                                                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                      (91,541)             (98,132)
                                                                                           -----------------------------------
               Cash used in investing activities                                                 (91,541)             (98,132)
                                                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from short-term borrowings                                                 12,890,734            7,757,873
        Proceeds from issuance of long-term borrowings                                         8,805,573            8,112,514
        Payments for retirement/repurchase of long-term borrowings                            (6,417,374)          (3,982,528)
        Proceeds from issuances of derivatives with a financing element, net                     242,812              151,423
        Issuance of common stock                                                                 177,105              117,883
        Cash retained resulting from tax deductibility under share-based payment
            arrangements                                                                         300,896              283,464
        Redemption of preferred stock                                                             (5,393)              (5,210)
        Treasury stock purchases - common stock                                                 (529,643)            (382,554)
        Cash dividends paid                                                                      (78,068)             (70,671)
                                                                                           -----------------------------------
               Cash provided by financing activities                                          15,386,642           11,982,194
                                                                                           -----------------------------------
            Net increase in cash and cash equivalents                                            132,203            3,276,710
        Cash and cash equivalents, beginning of year                                           5,859,133            4,173,385
                                                                                           -----------------------------------
        Cash and cash equivalents, end of period                                            $  5,991,336         $  7,450,095
                                                                                           ===================================


Supplemental Disclosure of Cash Flow Information:
Cash payments for interest were $3.46 billion and $1.74 billion during the six months ended May 31, 2006 and 2005, respectively.

Cash payments for income taxes were $326.3 million and $77.6 million for the six months ended May 31, 2006 and 2005, respectively. Cash payments for income taxes would have been $627.2 million and $361.1 million for the six months ended May 31, 2006 and 2005, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

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

     The Condensed Consolidated Statement of Financial Condition as of May 31, 2006, the Condensed Consolidated Statements of Income for the three and six months ended May 31, 2006 and May 31, 2005 and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2006 and May 31, 2005 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2005 and related information was derived from the audited consolidated financial statements.

     The condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A, each as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") (together, the "Form 10-K").

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

     Financial Instruments

     Proprietary securities, futures and other derivative transactions are recorded on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased, including contractual commitments arising pursuant to futures, forward and option contracts, interest rate swaps and other derivative contracts, are recorded at fair value with the resulting net unrealized gains and losses reflected in "Principal transactions" revenues in the Condensed Consolidated Statements of Income.

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

     The Company follows Emerging Issues Task Force ("EITF") Statement No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." This guidance prohibits recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Contractual servicing fees, late fees and other ancillary servicing fees earned for servicing mortgage loans are reflected net of MSR amortization and impairment/recovery in "Investment banking" revenues in the Condensed Consolidated Statements of Income. Contractual servicing fees are recognized when earned based on the terms of the servicing agreement. All other fees are recognized when received. In the normal course of its business, the Company makes principal, interest and other servicing advances to external investors on mortgage loans serviced for these investors. Such advances are generally recoverable from the mortgagors, related securitization trusts or from the proceeds received from the sales of the underlying properties.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The cost related to stock-based compensation included in the determination of net income for the three and six months ended May 31, 2006 has been fully recognized under the fair value-based method, and for the three and six months ended May 31, 2005 is less than that which would have been recognized if the fair value-based method had been applied to stock option awards since the original effective date of SFAS No. 123.

     The following table illustrates the effect on net income and earnings per share for the three and six months ended May 31, 2005 if the fair value-based method under SFAS No. 123 had been applied to stock options granted for the year ended November 30, 2002.

                                                 Three Months  Six Months
                                                   ended        ended
       -----------------------------------------------------------------
                                                   May 31,      May 31,
       (in millions, except per share amounts)      2005         2005
       -----------------------------------------------------------------

       Net income, as reported                    $  298.1     $   676.9

       Add:

       Stock-based employee compensation plans
       expense included in reported net income,
       net of related tax effects                      8.5          20.7

       Deduct:

       Total stock-based employee compensation
       plans expense determined under the fair
       value based on method, net of related
       tax effects                                   (12.0)        (27.7)
       -----------------------------------------------------------------
       Pro forma net income                       $  294.6     $   669.9
       =================================================================

       Earnings per share:
         Basic - as reported                      $   2.32     $    5.26
         Basic - pro forma                        $   2.29     $    5.21
         Diluted - as reported                    $   2.09     $    4.74
         Diluted - pro forma                      $   2.07     $    4.69
       =================================================================

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. The Company adopted SFAS No. 123 (R), as required, on December 1, 2005, using the modified prospective method with no material impact on the consolidated financial statements of the Company.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Cash Equivalents

     The Company has defined cash equivalents as liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business as part of the Company's trading inventory.

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

     Accounting and Reporting Developments

     In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. For new and modified limited partnerships, the adoption of the EITF did not have a material impact on the consolidated financial statements of the Company. For the previously existing limited partnerships, the Company does not expect the EITF consensus to have a material impact on the consolidated financial statements of the Company.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on the consolidated financial statements of the Company.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   FINANCIAL INSTRUMENTS

     Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                      May 31,       November 30,
     (in thousands)                                    2006            2005
     ---------------------------------------------------------------------------
     FINANCIAL INSTRUMENTS OWNED:
       U.S. government and agency             $      9,536,192  $      9,914,866
       Other sovereign governments                     683,193         1,159,265
       Corporate equity and convertible debt        26,134,957        18,601,132
       Corporate debt and other                     30,373,223        21,571,914
       Mortgages, mortgage- and asset-backed        41,063,531        40,297,016
       Derivative financial instruments             17,278,334        14,700,228
     ---------------------------------------------------------------------------
                                              $    125,069,430  $    106,244,421
     ===========================================================================

     FINANCIAL INSTRUMENTS SOLD, BUT NOT YET
     PURCHASED:
       U.S. government and agency             $     11,007,916  $     10,115,133
       Other sovereign governments                     970,537         1,617,998
       Corporate equity and convertible debt        10,565,983         6,900,004
       Corporate debt and other                      3,598,897         3,274,034
       Mortgages, mortgage- and asset-backed           130,686           139,988
       Derivative financial instruments             15,179,154        12,957,176
     ---------------------------------------------------------------------------
                                              $     41,453,173  $     35,004,333
     ===========================================================================

     As of May 31, 2006 and November 30, 2005, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral" in the Condensed Consolidated Statements of Financial Condition.

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

     Concentration Risk

     The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At May 31, 2006 and November 30, 2005, the Company's most significant concentrations are related to US government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for securities purchased under agreements to resell consists of securities issued by the US government and agencies.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Derivatives Credit Risk

     Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. At any point in time, the Company's exposure to credit risk associated with counterparty non-performance is generally limited to the net replacement cost of over-the-counter contracts, net of the value of collateral held. Such financial instruments are reported at fair value on a net-by-counterparty basis pursuant to enforceable netting agreements. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant unsecured counterparty exposure due to the Company's margin requirements, which may be greater than those prescribed by the individual exchanges. Options written by the Company generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company's market-making and trading activities. The Company has similar controls in place to monitor these risks.

     SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged to be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three and six months ended May 31, 2006 and 2005.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at May 31, 2006 and November 30, 2005 was approximately 94 days and 90 days, respectively. These retained interests are included in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company's securitization activities are detailed below:

                                          Agency
                                         Mortgage-   Other Mortgage-
     (in billions)                        Backed    and Asset-Backed  Total
     ---------------------------------------------------------------------------
     Total securitizations
        Six months ended May 31, 2006     $10.8           $49.6       $60.4
        Six months ended May 31, 2005     $14.2           $39.6       $53.8
     Retained interests
        As of May 31, 2006                 $2.3            $3.2        $5.5  (1)
        As of November 30, 2005            $1.8            $3.7        $5.5  (2)
     ---------------------------------------------------------------------------

     (1) Includes approximately $0.9 billion in non-investment-grade and unrated retained interests.

     (2) Includes approximately $0.8 billion in non-investment-grade and unrated retained interests.

     The following table summarizes cash flows from securitization trusts related to securitization transactions during the six months ended May 31, 2006 and May 31, 2005:

                                          Agency
                                         Mortgage-   Other Mortgage-
     (in millions)                        Backed    and Asset-Backed  Total
     ---------------------------------------------------------------------------
     Cash flows received from retained
     interests
       Six months ended May 31, 2006      $ 68.3         $180.9      $249.2
       Six months ended May 31, 2005      $158.6         $115.6      $274.2
     Cash flows from servicing
       Six months ended May 31, 2006        $0.1          $27.2       $27.3
       Six months ended May 31, 2005        $0.4          $14.0       $14.4
     ---------------------------------------------------------------------------

     The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the Treasury curve plus a spread. Key points on the constant maturity Treasury curve at May 31, 2006 were 5.05% for 2-year Treasuries and 5.20% for 10-year Treasuries, and ranged from 4.92% to 5.36%. These models also consider prepayment speeds as well as credit losses. Credit losses are considered through option-adjusted spreads that also incorporate additional factors such as liquidity and optionality.

     Key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at May 31, 2006 were as follows:
                                               Agency
                                              Mortgage-    Other Mortgage-
                                               Backed      and Asset-Backed
     ---------------------------------------------------------------------------
     Weighted average life (years)              8.1             3.8
     Average prepayment speeds (annual rate)  7% - 20%        6% - 50%
     Credit losses                               -            0% - 8%
     ---------------------------------------------------------------------------

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following hypothetical sensitivity analysis as of May 31, 2006 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment and other pertinent market factors. Actual credit losses on retained interests have not been significant.

                                                    Agency
                                                   Mortgage-  Other Mortgage-
     (in millions)                                  Backed    and Asset-Backed
     ---------------------------------------------------------------------------
     Interest rates
       Impact of 50 basis point adverse change  $    (53.8)     $     (82.1)
       Impact of 100 basis point adverse change     (109.2)          (174.0)
     ---------------------------------------------------------------------------
     Prepayment speeds
       Impact of 10% adverse change                   (1.3)           (18.4)
       Impact of 20% adverse change                   (2.2)           (35.0)
     ---------------------------------------------------------------------------
     Credit spread
       Impact of 10% adverse change                   (6.0)           (39.7)
       Impact of 20% adverse change                  (11.9)           (76.6)
     ---------------------------------------------------------------------------

     In the normal course of business, the Company originates and purchases conforming and non-conforming, conventional fixed-rate and adjustable-rate residential mortgage loans and sells such loans to investors. In connection with these activities, the Company may retain MSRs that entitle the Company to a future stream of cash flows based on the contractual servicing fee. In addition, the Company may purchase and sell MSRs. At May 31, 2006, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                     Fixed-      Adjustable-Rate
                                     Sub-          Rate Prime        Prime &
     (in millions)               Prime Loans     & Alt-A Loans     Alt-A Loans
     ---------------------------------------------------------------------------
     Fair Value of MSRs          $   180,918      $    93,656     $    200,739
     Constant prepayment rate
       (in CPR)                    20% - 40%        13% - 34%        20% - 53%

     Impact on fair value of:
         5 CPR adverse change    $     (19.2)     $      (7.5)    $       (8.1)
         10 CPR adverse change         (33.2)           (14.2)           (14.9)

     Discount Rate                       15%              13%              13%

     Impact on fair value of:
         5% adverse change       $     (15.3)     $     (10.6)    $      (13.9)
         10% adverse change            (27.8)           (18.9)           (25.9)
     ---------------------------------------------------------------------------

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company's MSRs activities for the six months ended May 31, 2006 and 2005 were as follows:

                                                May 31,         May 31,
     (in millions)                               2006            2005
     -------------------------------------------------------------------
     Balance, beginning of period             $   431.1       $   230.2
         Additions                                194.8           154.4
         Sales                                    (94.4)              -
         Amortization                             (91.2)          (55.4)
         (Impairment)/Recovery                     (2.2)            2.7
     -------------------------------------------------------------------
     Balance, end of period                   $   438.1       $   331.9
     ===================================================================


     Changes in the MSR valuation allowance for the six months ended May 31, 2006 and 2005 were as follows:

                                                May 31,         May 31,
     (in millions)                               2006            2005
     -------------------------------------------------------------------
     Balance, beginning of period             $   (10.6)      $   (33.7)
         (Impairment)/Recovery                     (2.2)            2.7
     -------------------------------------------------------------------
     Balance, end of period                   $   (12.8)      $   (31.0)
     ===================================================================

5.   VARIABLE INTEREST ENTITIES AND MORTGAGE LOAN SPECIAL PURPOSE ENTITIES

     The Company regularly creates or transacts with entities that may be VIEs. These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells financial instruments that may be variable interests. The Company adopted FIN No. 46 (R) for its variable interests in fiscal 2004. The Company consolidates those VIEs in which the Company is the primary beneficiary.

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

     The Company has a limited number of mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140 because the securitization vehicles were not QSPEs. The assets in these mortgage securitizations approximated $3.7 billion and $5.3 billion at May 31, 2006 and November 30, 2005, respectively.

     The Company has retained call options on a limited number of securitization transactions that require the Company to continue recognizing the assets subject to the call options. The total assets in these transactions approximated $11.0 billion and $8.7 billion, at May 31, 2006 and November 30, 2005, respectively.

     Assets held by VIEs, which are currently consolidated because the Company is the primary beneficiary, approximated $1.3 billion and $1.2 billion at May 31, 2006 and November 30, 2005, respectively. At May 31, 2006 and November 30, 2005, the Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $386.6 million and $531.0 million, respectively, which represents the fair value of its interests in the VIEs.

     The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $8.3 billion and $4.7 billion at May 31, 2006 and November 30, 2005, respectively. At May 31, 2006 and November 30, 2005, the Company's maximum exposure to

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     loss from these entities approximated $96.5 million and $29.6 million, respectively, which represents the fair value of its interests and is reflected on the Condensed Consolidated Statements of Financial Condition.

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

     The Company was the general partner of certain limited partnerships in which the limited partners did not have sufficient voting or control rights. Under EITF No. 04-5, the Company was required to consolidate these limited partnerships. The assets held by the limited partnerships approximated $426.5 million as of May 31, 2006. The Company's maximum exposure to loss as a result of its relationship with these limited partnerships is approximately $12.3 million as of May 31, 2006, which represents the fair value of its interests and is reflected on the Condensed Consolidated Statements of Financial Condition.

6.   COLLATERALIZED FINANCING ARRANGEMENTS

     The Company enters into secured borrowing and lending agreements to obtain collateral necessary to effect settlements, finance inventory positions, meet customer needs or lend as part of its dealer operations.

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

     At May 31, 2006 and November 30, 2005, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $253.6 billion and $254.6 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $179.3 billion and $184.3 billion were delivered or repledged at May 31, 2006 and November 30, 2005, respectively.

     The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $29.2 billion and $20.8 billion at May 31, 2006 and November 30, 2005, respectively.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   LONG-TERM BORROWINGS

     The Company's long-term borrowings (which have original maturities of at least 12 months) at May 31, 2006 and November 30, 2005 consisted of the following:

                                                    May 31,         November 30,
     (in thousands)                                  2006              2005
     ---------------------------------------------------------------------------
     Fixed rate notes due 2006 to 2036          $   20,359,117    $   21,973,171
     Floating rate notes due 2006 to 2036           18,142,325        14,208,786
     Index/equity/credit-linked notes                8,145,702         7,307,659
     ---------------------------------------------------------------------------
     Total long-term borrowings                 $   46,647,144    $   43,489,616
     ===========================================================================

     The Company's long-term borrowings include fair value adjustments in accordance with SFAS No. 133. During the six months ended May 31, 2006, the Company issued and retired/repurchased $8.8 billion and $6.4 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4.4 years at May 31, 2006.

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

     The computations of basic and diluted EPS are set forth below:


                                                                    Three Months Ended               Six Months Ended
     -----------------------------------------------------------------------------------------------------------------------
                                                                 May 31,            May 31,        May 31,        May 31,
     (in thousands, except per share amounts)                     2006               2005            2006           2005
     -----------------------------------------------------------------------------------------------------------------------
     Net income                                                $  539,333        $   298,110    $  1,053,489    $   676,915
     Preferred stock dividends                                     (5,376)            (6,443)        (10,790)       (12,921)
     Redemption of preferred stock                                      -                  -              27              -
     Income adjustment (net of tax) applicable to deferred
       compensation arrangements-vested shares                     12,597             10,894          24,374         24,761
     -----------------------------------------------------------------------------------------------------------------------
     Net earnings used for basic EPS                              546,554            302,561       1,067,100        688,755
     Income adjustment (net of tax) applicable to deferred
        compensation arrangements-nonvested shares                 11,679              7,099          20,465         14,937
     -----------------------------------------------------------------------------------------------------------------------
     Net earnings used for diluted EPS                         $  558,233        $   309,660    $  1,087,565    $   703,692
     =======================================================================================================================

     Total basic weighted average common
       shares outstanding (1)                                     132,810            130,663         132,779        130,960
     -----------------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
        Employee stock options                                      6,120              3,879           5,801          4,117
        CAP and restricted units                                   11,016             13,496          11,201         13,535
     -----------------------------------------------------------------------------------------------------------------------
     Dilutive potential common shares                              17,136             17,375          17,002         17,652
     -----------------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares
       outstanding and dilutive potential common shares           149,946            148,038         149,781        148,612
     -----------------------------------------------------------------------------------------------------------------------
     Basic EPS                                                 $     4.12       $       2.32    $       8.04    $      5.26
     Diluted EPS                                               $     3.72       $       2.09    $       7.26    $      4.74
     =======================================================================================================================

     (1) Includes 12,153,620 and 17,447,208 vested units for the three months ended May 31, 2006 and May 31, 2005, respectively, and 13,409,146 and 18,856,095 vested units for the six months ended May 31, 2006 and May 31, 2005, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   REGULATORY REQUIREMENTS

     Effective December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of May 31, 2006, the Company was in compliance with the CSE capital requirements.

     Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Effective December 1, 2005, the SEC approved Bear Stearns' use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At May 31, 2006, Bear Stearns' net capital of $5.28 billion exceeded the minimum requirement by $4.71 billion. Bear Stearns' net capital computation, as defined, includes $670.2 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

     BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the U.K.'s Financial Services Authority.

     BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in Ireland and is subject to the regulatory capital requirements of the Financial Regulator.

     At May 31, 2006, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

10.  COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

     Leases

     The Company occupies office space under leases that expire at various dates through 2024. At May 31, 2006, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2006 through 2010 and the aggregate amount thereafter, are as follows:

     (in thousands)
     -------------------------------------
     FISCAL YEAR
     2006 (remaining)         $     41,856
     2007                           85,710
     2008                           85,408
     2009                           81,302
     2010                           64,903
     Thereafter                    228,983
     =====================================
       Total                  $    588,162

     Lending - Related Commitments

     In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $3.15 billion and $2.37 billion at May 31, 2006 and November 30, 2005, respectively. Of these amounts, approximately $736.3 million and $652.5 million were hedged at May 31, 2006 and November 30, 2005, respectively. Lending-related commitments to non-investment-grade borrowers approximated $1.96 billion and $1.44 billion at May 31, 2006 and November 30, 2005, respectively.

     The Company also had contingent commitments to investment-grade and non-investment-grade companies of approximately $4.91 billion and $3.89 billion as of May 31, 2006 and November 30, 2005, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

     Private Equity-Related Investments and Partnerships

     In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At May 31, 2006 and November 30, 2005, such commitments aggregated $191.6 million and $222.1 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2017.

     Underwriting

     In connection with the Company's mortgage-backed securitizations and fixed income and equity underwriting, the Company had commitments to purchase new issues of securities aggregating $439.1 million and $943.1 million, respectively, at May 31, 2006 and November 30, 2005.

     Commercial and Residential Loans

     The Company participates in the acquisition, origination, securitization, servicing, financing and disposition of commercial and residential loans. At May 31, 2006 and November 30, 2005, the Company had entered into commitments to purchase or finance mortgage loans of $2.50 billion and $5.1 billion, respectively.

     Letters of Credit

     At May 31, 2006 and November 30, 2005, the Company was contingently liable for unsecured letters of credit of approximately $2.40 billion and $2.50 billion, respectively, and letters of credit of $1.46 billion and $985.6 million, respectively, secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

     Other

     The Company had commitments to purchase Chapter 13 and other credit card receivables of $87.4 million and $159.8 million, respectively, at May 31, 2006 and November 30, 2005.

     With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not reflect the actual future cash funding requirements.

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

     The Company has provided reserves for such matters in accordance with SFAS No. 5, Accounting for Contingencies. The ultimate resolution may differ materially from the amounts reserved.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of May 31, 2006:

                                                         Amount of Guarantee Expiration Per Period
                                                  -------------------------------------------------------
                                                   Less Than   One to Three  Three to Five  Greater than
     (in millions)                                  One Year      Years          Years        Five Years      Total
     ----------------------------------------------------------------------------------------------------------------
     Certain derivative contracts (notional)(1)    $  116,849   $  296,629   $  250,941     $  991,050   $  1,655,469
     Municipal securities                               2,614          121            -              -          2,735
     Residual value guarantee                               -            -          570              -            570
     ----------------------------------------------------------------------------------------------------------------

     (1) The carrying value of these derivatives approximated $383.3 million as of May 31, 2006.

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

     On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivatives contracts are recorded at fair value, which approximated $383.3 million at May 31, 2006.

     In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivatives contracts and security positions.

     Municipal Securities

     In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at May 31, 2006 was approximately $2.73 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.77 billion at May 31, 2006.

     Residual Value Guarantee

     The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 13, 2010 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of May 31, 2006, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

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

     Maximum payout information under these indemnifications is not readily available because of the number, size and duration of these transactions. In implementing this accounting interpretation, the Company reviewed its experience with the indemnifications on these structures. Based on such experience, it is unlikely that the Company will have to make significant payments under these arrangements.

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

     Institutional equities consists of research, sales and trading in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and the NYSE, American Stock Exchange and International Securities Exchange specialist activities. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange, and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

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

                                        Three Months ended            Six Months ended
                                    ------------------------------------------------------
(in thousands)                      May 31, 2006  May 31, 2005  May 31, 2006  May 31, 2005
------------------------------------------------------------------------------------------
NET REVENUES
     Capital Markets
       Institutional Equities       $   554,469   $   390,453   $ 1,042,963   $   703,393
       Fixed Income                   1,167,308       808,013     2,056,046     1,673,520
       Investment Banking               278,405       231,935       574,999       449,329
------------------------------------------------------------------------------------------
         Total Capital Markets        2,000,182     1,430,401     3,674,008     2,826,242

     Global Clearing Services           289,523       276,160       553,515       546,552

     Wealth Management
       Private Client Services (1)      128,889       105,637       257,683       219,512
       Asset Management                  22,182        50,148       116,657       105,463
------------------------------------------------------------------------------------------
         Total Wealth Management        151,071       155,785       374,340       324,975

     Other (2)                           58,666        11,206        82,782        13,443
------------------------------------------------------------------------------------------
           Total net revenues       $ 2,499,442   $ 1,873,552   $ 4,684,645   $ 3,711,212
==========================================================================================
     PRE-TAX INCOME

     Capital Markets                $   702,005   $   455,776   $ 1,336,756   $   937,459
     Global Clearing Services           139,045       142,989       268,617       280,763
     Wealth Management                  (13,317)        6,054        18,856        21,033
     Other (2)                            6,466      (142,380)      (37,677)     (198,488)
------------------------------------------------------------------------------------------
           Total pre-tax income     $   834,199   $   462,439   $ 1,586,552   $ 1,040,767
==========================================================================================


                                        Three Months ended            Six Months ended
                                    --------------------------  --------------------------
                                    May 31, 2006  May 31, 2005  May 31, 2006  May 31, 2005
                                    --------------------------  --------------------------
(1)  Private Client Services detail:

     Gross revenues, before
        transfer to Capital
        Markets segment             $   153,014   $   130,284   $   306,092   $   263,579
     Revenue transferred
        to Capital Markets segment      (24,125)      (24,647)      (48,409)      (44,067)
                                    --------------------------  --------------------------
     Private Client Services net
        revenues                    $   128,889   $   105,637   $   257,683   $   219,512
                                    ==========================  ==========================

     (2) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $42.5 million and $31.5 million for the three months ended May 31, 2006 and May 31, 2005, respectively and $78.5 million and $69.5 million for the six months ended May 31, 2006 and May 31, 2005, respectively.

                                                    As of
                                 -----------------------------------------------
                                     May 31,     November 30,         May 31,
     (in thousands)                   2006           2005              2005
     ---------------------------------------------------------------------------
     SEGMENT ASSETS

     Capital Markets            $ 216,888,711   $ 195,292,625   $ 158,526,191
     Global Clearing Services      98,289,543      85,625,396     103,978,620
     Wealth Management              3,003,208       2,751,749       2,719,933
     Other                          7,998,867       8,965,463      11,556,865
     ---------------------------------------------------------------------------

       Total segment assets     $ 326,180,329   $ 292,635,233   $ 276,781,609
     ===========================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of May 31, 2006, and the related condensed consolidated statements of income for the three month and six month periods ended May 31, 2006 and 2005 and cash flows for the six month periods ended May 31, 2006 and 2005. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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


New York, New York
July 7, 2006

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; and Bear Stearns Commercial Mortgage, Inc. and through its majority owned subsidiary Bear Hunter Holdings LLC. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three and six months of 2006 and 2005 refer to the three and six months ended May 31, 2006 and May 31, 2005, respectively, and all references to quarters are to the Company's fiscal quarters.

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

These and other factors can affect the Company's volume of security new issues, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of security new issues, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted on a principal basis and expose the Company to significant risk of loss. Such risks include market, credit and liquidity risks. For a discussion of how the Company seeks to manage risks, see the "Risk Management" and "Liquidity and Capital Resources" sections of the Form 10-K.

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

EXECUTIVE OVERVIEW

Summary of Results

Revenues, net of interest expense ("net revenues") for the three months ended May 31, 2006 increased 33.4% to $2.50 billion from $1.87 billion for the three months ended May 31, 2005, while pre-tax earnings increased 80.4% during the same period. The pre-tax profit margin for the 2006 quarter increased to 33.4% when compared with 24.7% in the 2005 quarter. Annualized return on average common equity was 20.1% for the quarter ended May 31, 2006 versus 13.5% in the prior year quarter.

Capital Markets net revenues increased 39.8% to $2.00 billion for the 2006 quarter compared to $1.43 billion for the 2005 quarter. Within the Capital Markets segment, institutional equities net revenues for the 2006 quarter increased 42.0% to $554.5 million from $390.5 million for the comparable prior year quarter. Equity derivatives net revenues increased on strong market conditions and active institutional and corporate customer volumes. International equity sales and trading net revenues also increased, reflecting higher customer trading volumes and market share gains in both European and Asian equities. The increase in institutional equities in the 2006 quarter also reflects gains on the IPO and secondary sale of the Company's NYSE Group Inc. shares. Fixed income net revenues increased 44.5% to $1.17 billion for the 2006 quarter from $808.0 million for the comparable prior year quarter, reflecting active primary and secondary market activity across mortgage, credit and interest rate product businesses. Mortgage-backed securities revenues achieved record levels during the 2006 quarter as origination volumes rose and mortgage product spreads narrowed on increased investor demand. During the 2006 quarter, origination revenues increased reflecting higher volumes in adjustable rate mortgage securities ("ARMS"), fixed rate whole loans and asset-backed securities. Secondary trading revenues from ARMS, non-agency fixed rate whole loans and asset-backed securities also increased significantly. Net revenues from the distressed debt and leveraged finance areas increased as spreads tightened and acquisition related finance activity increased. Revenues derived from interest rate derivatives increased significantly on strong customer demand and improved market conditions. Currency markets also continued to be very active, driving strong growth in the company's foreign exchange business. Investment banking revenues increased 20.0% to $278.4 million for the 2006 quarter from $231.9 million for the 2005 quarter, as a result of increased mergers and acquisition ("M&A") advisory fees and equity underwriting revenues reflecting favorable US equity market conditions.

Global Clearing Services net revenues increased 4.8% to $289.5 million from $276.2 million in the 2005 quarter. Net interest revenues increased 7.6% to $211.0 million from $196.1 million in the 2005 quarter on improved net interest margin. Offsetting this increase, clearance commission revenues decreased 7.2% to $62.6 million in the 2006 quarter from $67.5 million in the 2005 quarter reflecting lower average rates from prime brokerage clients.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management net revenues decreased 3.0% to $151.1 million for the 2006 quarter from $155.8 million in the fiscal quarter ended May 31, 2005. Revenues from private client services ("PCS") increased on higher fee-based income derived from the Company's private client advisory services products. Asset management revenues decreased mainly due to reduced performance fees on our proprietary hedge fund products. Partially offsetting this decline was an increase in management fees resulting from the growth in assets under management.

Business Environment

Fiscal 2006 Quarter

The business environment during the second quarter ended May 31, 2006 was characterized by an expanding US economy, strong US capital market conditions and low unemployment. The Federal Reserve Board (the "Fed") met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 4.5% to 5%, citing a continued effort to keep inflationary pressures low in the midst of a cooling housing market and increasing energy costs. In May 2006, the unemployment rate fell to 4.6%, its lowest rate for the year. Oil prices continued to soar, however, climbing three straight months to close at $71 a barrel at the end of May, up 16% from the prior quarter's close of $61.

The major indices were mixed during the second quarter of 2006. The Dow Jones Industrial Average ("DJIA") increased 1.6%, while the Nasdaq Composite Index ("NASDAQ") and the Standard & Poor's 500 Index ("S&P 500") decreased 4.5% and 0.8%, respectively, during the quarter. Average daily trading volume on the Nasdaq and New York Stock Exchange ("NYSE") increased 19.0% and 5.9%, respectively, in the 2006 quarter, compared to the 2005 quarter. M&A activity was robust during the 2006 quarter. Industry-wide US-announced M&A volumes increased 86% while industry-wide US-completed M&A volumes increased 115% compared to the comparable prior year quarter. Total equity issuance volumes increased 100% while initial public offering ("IPO") volumes increased 99% compared to the 2005 quarter.

Fixed income activity continued to be robust during the 2006 quarter despite the increase in short-term interest rates and a flattening yield curve. Long-term interest rates, as measured by the 10-year Treasury bond, increased during the 2006 quarter. The 10-year Treasury bond yield increased to 5.11% at the end of the 2006 quarter from 4.56% at the beginning of the quarter. The housing market experienced declines in refinancing and purchasing levels as rates for 30-year fixed rate mortgages increased modestly during the 2006 quarter. However, overall US mortgage-backed securities new issue volume increased 51% during the 2006 quarter compared with the results achieved in the 2005 quarter. Non-agency mortgage-backed origination volumes increased approximately 88% industry-wide during the 2006 quarter from the levels reached in the 2005 quarter.

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

The major equity indices were mixed during the second quarter of 2005. The DJIA and the S&P 500 decreased 2.8% and 1.0%, respectively, while the NASDAQ increased 0.8% during the quarter. Average daily trading volume on the NYSE and Nasdaq increased 7.2% and 0.1%, respectively, compared to the 2004 quarter. Industry-wide announced M&A volumes increased 29.7% while industry-wide completed M&A volumes decreased 39.8% in the 2005 quarter compared to the second quarter of 2004.

Fixed income activity continued to be strong during the 2005 quarter despite an increase in short term interest rates, a flattening yield curve and the widening of corporate credit spreads. While the Fed continued to raise the federal funds rate during the 2005 quarter, long-term interest rates, as measured by the 10-year Treasury bond decreased during the 2005 quarter. At the close of the Company's second quarter of 2005, the 10-year Treasury bond yield was 4.00%, compared to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

4.36% at the beginning of the quarter. Interest rates on 30-year fixed rate mortgages also decreased, causing home purchasing and refinance activity to remain at relatively high levels. However, agency CMO activity experienced an industry-wide decline from the levels achieved during the 2004 quarter. This decline was partially offset by growth in non-agency volumes.

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company's financial results:

                                                       Three Months Ended                      Six Months Ended
(in thousands, except per share amounts, pre-      ---------------------------------------------------------------------------------
tax profit margin and return on average                May 31,       May 31,      %           May 31,        May 31,         %
common equity)                                          2006          2005     Increase        2006           2005        Increase
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                   $ 2,499,442   $ 1,873,552    33.4%     $ 4,684,645   $  3,711,212       26.2%
Income before provision for income taxes            $   834,199   $   462,439    80.4%     $ 1,586,552   $  1,040,767       52.4%
Net Income                                          $   539,333   $   298,110    80.9%     $ 1,053,489   $    676,915       55.6%
Diluted earnings per share                          $      3.72   $      2.09    78.0%     $      7.26   $       4.74       53.2%
Pre-tax profit margin                                     33.4%         24.7%                    33.9%          28.0%
Return on average common equity (annualized)              20.1%         13.5%                    20.1%          15.6%
------------------------------------------------------------------------------------------------------------------------------------

The Company reported net income of $539.3 million, or $3.72 per share (diluted), for the quarter ended 2006, which represented an increase of 80.9% from $298.1 million, and 78.0% from $2.09 per share (diluted), for the quarter ended 2005. Net revenues increased 33.4% to a record $2.50 billion for the quarter ended 2006 from $1.87 billion for the quarter ended 2005, due to increases in principal transactions revenues, investment banking revenues and net interest revenues, partially offset by decreases in commission revenues and asset management and other revenues.

The Company reported net income of $1.05 billion, or $7.26 per share (diluted), for the six months ended 2006, which represented an increase of 55.6% from $676.9 million, and 53.2% from $4.74 per share (diluted), for the six months ended 2005. Net revenues increased 26.2% to $4.68 billion for the six months ended 2006 from $3.71 billion for the six months ended 2005, due to increases in principal transactions revenues, investment banking revenues, asset management and other revenues and net interest revenues, partially offset by a decrease in commission revenues.

The Company's commission revenues by reporting category were as follows:

                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,  %(Decrease)     May 31,        May 31,         %
(in thousands)                                          2006          2005     Increase        2006           2005       (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Institutional                                       $   173,307   $   177,373   (2.3%)     $   335,766   $    341,806      (1.8%)
Clearance                                                62,607        67,469   (7.2%)         121,803        134,612      (9.5%)
Retail & other                                           69,337        68,766    0.8%          133,753        134,567      (0.6%)
------------------------------------------------------------------------------------------------------------------------------------
Total commissions                                   $   305,251   $   313,608   (2.7%)     $   591,322   $    610,985      (3.2%)
====================================================================================================================================

Commission revenues for the 2006 quarter decreased 2.7% to $305.3 million from $313.6 million for the comparable prior year quarter. Institutional commissions decreased 2.3% to $173.3 million for the 2006 quarter from $177.4 million for the comparable prior year quarter due to a decline in listed trading compared with the 2005 quarter. Clearance commissions decreased 7.2% to $62.6 million for the 2006 quarter from $67.5 million for the comparable prior year quarter reflecting lower average rates from prime brokerage clients. Retail and other commissions were $69.3 million in the 2006 quarter, up slightly from $68.8 million in the 2005 quarter.

Commission revenues for the six months ended May 31, 2006 decreased 3.2% to $591.3 million from $611.0 million for the comparable prior year period. Institutional commissions decreased 1.8% to $335.8 million for the 2006 period from $341.8 million for the comparable prior year period due to a decline in listed trading compared with the 2005 period. Clearance commissions decreased 9.5% to $121.8 million for the 2006 period from $134.6 million for the comparable prior year period

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reflecting lower trading volumes and rates from prime brokerage clients. Retail and other commissions decreased 0.6% to $133.8 million in the 2006 period from $134.6 million in the comparable prior year period.

The Company's principal transactions revenues by reporting category were as follows:


                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,      %           May 31,        May 31,         %
(in thousands)                                          2006          2005     Increase        2006           2005        Increase
------------------------------------------------------------------------------------------------------------------------------------
Fixed income                                        $   860,845   $   546,836    57.4%     $ 1,519,322   $  1,177,706        29.0%
Equities                                                269,150       132,719    102.8%        477,869        229,860       107.9%
Derivative financial instruments                        362,483       300,624    20.6%         645,719        551,246        17.1%
------------------------------------------------------------------------------------------------------------------------------------
Total principal transactions                        $ 1,492,478   $   980,179    52.3%     $ 2,642,910   $  1,958,812        34.9%
====================================================================================================================================


Revenues from principal transactions for the 2006 quarter increased 52.3% to $1.49 billion from $980.2 million for the comparable prior year quarter due to increases in fixed income revenues, equities revenues and derivative financial instruments revenues. Fixed income revenues increased 57.4% to $860.8 million for the 2006 quarter from $546.8 million for the prior year quarter. Mortgage-backed securities revenues increased in the 2006 quarter when compared to the comparable prior year quarter on higher origination volumes for non-agency mortgage-backed securities as well as strong secondary trading revenues, particularly in ARMS, non-agency fixed rate whole loans and asset-backed securities. During the 2006 quarter the Company ranked as the No. 1 underwriter of US mortgage-backed securities, capturing approximately 11% of the overall US mortgage-backed securities market. In addition, net revenues from the distressed debt and leveraged finance areas reached record levels during the 2006 quarter as spreads tightened and acquisition related finance activity increased. Revenues derived from equities activities increased 102.8% to $269.2 million during the 2006 quarter from $132.7 million in the 2005 quarter. Net revenues from the Company's international equity sales and trading rose, reflecting higher trading volumes as well as market share gains in both European and Asian equities. The 2006 quarter also included gains on the Company's investment in NYSE Group Inc. Revenues from derivative financial instruments increased 20.6% to $362.5 million in the 2006 quarter from $300.6 million in the 2005 quarter. Equity and interest rate derivatives net revenues rose on increased customer activities and favorable market conditions. These increases were partially offset by a decline in credit derivatives revenues resulting from less favorable market conditions.

Revenues from principal transactions for the six months ended May 31, 2006 increased 34.9% to $2.64 billion from $1.96 billion for the comparable prior year period due to increases in fixed income revenues, equities revenues and derivative financial instruments revenues. Fixed income revenues increased 29.0% to $1.52 billion for the 2006 period from $1.18 billion for the comparable prior year period. Mortgage-backed securities revenues increased when compared to the 2005 period on higher origination volumes from non-agency mortgage-backed securities and increased secondary trading revenues in non-agency mortgage-backed securities, particularly in ARMS and fixed rate whole loans. Net revenues from distressed trading increased as spreads tightened during the 2006 period. Revenues derived from equities activities increased 107.9% to $477.9 million during the 2006 period from $229.9 million in the 2005 period. Net revenues from the Company's international equity sales and trading area rose, reflecting higher trading volumes as well as market share gains in both European and Asian equities. In addition, net revenues from the risk arbitrage business increased on increased global announced M&A volumes. Revenues from derivative financial instruments increased 17.1% to $645.7 million in the 2006 period from $551.2 million in the 2005 period. Equity derivatives net revenues rose on increased customer activities and favorable market conditions. These increases were partially offset by a decline in credit derivatives revenues resulting from less favorable market conditions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's investment banking revenues by reporting category were as follows:


                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,      %           May 31,        May 31,         %
(in thousands)                                          2006          2005     Increase        2006           2005        Increase
------------------------------------------------------------------------------------------------------------------------------------
Underwriting                                        $   132,099   $   108,048    22.3%     $   263,499   $    252,038       4.5%
Advisory and other fees                                 190,555        97,219    96.0%         325,547        177,349       83.6%
Merchant banking                                        (4,504)        45,159     nm            66,957         54,749       22.3%
------------------------------------------------------------------------------------------------------------------------------------
Total investment banking                            $   318,150   $   250,426    27.0%     $   656,003   $    484,136       35.5%
====================================================================================================================================

nm - not meaningful

Investment banking revenues increased 27.0% to $318.2 million for the 2006 quarter from $250.4 million for the 2005 quarter. Underwriting revenues increased 22.3% to $132.1 million for the 2006 quarter from $108.0 million for the corresponding prior year quarter. Equity underwriting revenues increased during the 2006 quarter, reflecting an increase in the volume of lead and co-managed IPO's and equity follow-on offerings, partially offset by a decrease in fixed income underwriting revenues. Advisory and other fees for the 2006 quarter increased 96.0% to $190.6 million from $97.2 million for the 2005 quarter reflecting a significant increase in completed M&A assignments during the 2006 quarter as well as an increase in mortgage servicing fees. Merchant banking revenues decreased to a $4.5 million loss in the 2006 quarter from a $45.2 million gain during the 2005 quarter. An unrealized loss on our remaining investment in portfolio company New York & Company, Inc. offset other gains in the portfolio during the 2006 quarter.

Investment banking revenues increased 35.5% to $656.0 million for the six months ended May 31, 2006 from $484.1 million for the 2005 period. Underwriting revenues increased 4.5% to $263.5 million for the 2006 period from $252.0 million for the corresponding prior year period as equity underwriting revenues increased, reflecting favorable US equity market conditions. The increase in equity underwriting revenues during the 2006 period was partially offset by a decrease in fixed income underwriting revenues. Advisory and other fees for the 2006 period increased 83.6% to $325.5 million from $177.3 million for the 2005 period reflecting a significant increase in completed M&A assignments during the 2006 period as well as an increase in mortgage servicing fees. Merchant banking revenues increased to $67.0 million in the 2006 period from $54.7 million during the 2005 period attributable to gains from the Company's principal investments as well as improved performance fees on merchant banking funds.

Net interest revenues (interest and dividend revenue less interest expense) increased 26.8% to $306.6 million for the 2006 quarter from $241.8 million for the 2005 quarter. The increase in net interest revenues was primarily attributable to improved net interest margins. Average customer margin debt balances increased 5.7% to $68.4 billion for the 2006 quarter from $64.7 billion for the 2005 quarter. Average customer short balances decreased 7.6% to $80.2 billion for the 2006 quarter from $86.8 billion for the 2005 quarter and average securities borrowed balances decreased 11.5% to $54.8 billion for the 2006 quarter from $61.9 billion for the 2005 quarter.

Net interest revenues increased 20.6% to $577.3 million for the six months ended May 31, 2006 from $478.7 million for the 2005 period. The increase in net interest revenues was primarily attributable to improved net interest margins. Average customer margin debt balances increased 3.3% to $66.5 billion for the 2006 period from $64.4 billion for the 2005 period. Average customer short balances decreased 9.6% to $79.2 billion for the 2006 period from $87.7 billion for the 2005 period and average securities borrowed balances decreased 16.2% to $53.9 billion for the 2006 period from $64.3 billion for the 2005 period.

Asset management and other revenues decreased 12.1% to $77.0 million for the 2006 quarter from $87.6 million for the 2005 quarter, primarily reflecting decreased performance fees on proprietary hedge fund products, partially offset by increased management fees on private and traditional assets under management. Private client services net revenues also increased due to higher levels of fee-based assets.

Asset management and other revenues increased 21.5% to $217.1 million for the six months ended May 31, 2006 from $178.6 million for the 2005 period, primarily reflecting increased performance fees on proprietary hedge fund products, increased management fees on higher levels of private and traditional assets under management and an increase in private client services net revenues due to higher levels of fee-based assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,   % Increase     May 31,        May 31,     %Increase
(in thousands)                                          2006          2005     (Decrease)      2006           2005       (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits                  $ 1,220,216   $   922,908     32.2%    $ 2,267,066   $  1,829,683       23.9%
Floor brokerage, exchange and clearance fees             58,261        57,262      2.4%        109,864        114,580      (4.1%)
Communications and technology                           118,169       100,343     17.8%        222,203        199,282       11.5%
Occupancy                                                45,422        40,756     11.4%         90,049         80,350       12.1%
Advertising and market development                       35,093        34,577     1.5%          69,766         63,149       10.5%
Professional fees                                        65,468        61,278     6.8%         119,341        107,997       10.5%
Other expenses                                          122,254       193,989   (37.0%)        219,804        275,404      (20.2%)
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                         $ 1,665,243   $ 1,411,113    18.0%     $ 3,098,093   $  2,670,445       16.0%
====================================================================================================================================

Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including CAP units, restricted stock units and option awards. Employee compensation and benefits increased 32.2% to $1.22 billion for the 2006 quarter from $922.9 million for the 2005 quarter, and increased 23.9% to $2.27 billion for the six months ended May 31, 2006 from $1.83 billion for the six months ended May 31, 2005, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues decreased to 48.8% for the 2006 quarter from 49.3% for the 2005 quarter, and decreased to 48.4% for the six months ended May 31, 2006 from 49.3% for the six months ended May 31, 2005. Full-time employees increased to 12,519 at May 31, 2006 from 11,141 at May 31, 2005. The growth in headcount is primarily due to the expansion of the Company's fixed income, investment banking and wealth management areas, resulting from increased business activities and growth initiatives.

Non-compensation expenses decreased 8.8% to $445.0 million for the 2006 quarter from $488.2 million for the 2005 quarter and decreased 1.2% to $831.0 million for the six months ended May 31, 2006 from $840.8 million for the six months ended May 31, 2005. Non-compensation expenses as a percentage of net revenues decreased to 17.8% for the 2006 quarter compared with 26.1% for the 2005 quarter, and decreased to 17.7% for the six months ended May 31, 2006 compared with 22.7% for the six months ended May 31, 2005. Communications and technology costs increased 17.8% and 11.5% for the three and six months ended May 31, 2006, respectively, compared with the corresponding prior year periods, as increased headcount resulted in higher voice and market data-related costs. Occupancy costs increased 11.4% and 12.1% for the three and six months ended May 31, 2006, respectively, compared with the corresponding prior year periods, reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue in New York City. Professional fees increased 6.8% and 10.5% for the three and six months ended May 31, 2006, respectively, compared with the corresponding prior year periods, due to higher levels of employment agency and consulting fees. Other expenses decreased 37.0% and 20.2% for the three and six months ended May 31, 2006, respectively, compared with the corresponding prior year periods, primarily reflecting a reduction in litigation related costs. CAP Plan related costs increased 34.9% to $42.5 million for the 2006 quarter from $31.5 million in the 2005 quarter, and increased 12.9% to $78.5 million for the six months ended May 31, 2006 from $69.5 million for the six months ended May 31, 2005, reflecting the higher level of earnings. Pre-tax profit margin was 33.4% and 33.9% for the three and six months ended May 31, 2006, respectively, versus 24.7% and 28.0% for the corresponding prior year periods.

The Company's effective tax rate decreased slightly to 35.3% for the 2006 quarter from 35.5% for the 2005 quarter. The Company's effective tax rate for the six months ended May 31, 2006 decreased to 33.6% from 35.0% in the comparable prior year period. During the six month period ended May 31, 2006, the Company experienced favorable audit settlements which resulted in a reduction in the consolidated tax rate.

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

Capital Markets

                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,      %           May 31,        May 31,
(in thousands)                                          2006          2005     Increase        2006           2005       %Increase
------------------------------------------------------------------------------------------------------------------------------------
Net revenues
Institutional equities                              $   554,469   $   390,453    42.0%     $ 1,042,963   $   703,393        48.3%
Fixed income                                          1,167,308       808,013    44.5%       2,056,046     1,673,520        22.9%
Investment banking                                      278,405       231,935    20.0%         574,999       449,329        28.0%
------------------------------------------------------------------------------------------------------------------------------------
Total net revenues                                  $ 2,000,182   $ 1,430,401    39.8%     $ 3,674,008   $ 2,826,242        30.0%
Pre-tax income                                      $   702,005   $   455,776    54.0%     $ 1,336,756   $   937,459        42.6%
------------------------------------------------------------------------------------------------------------------------------------

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

Net revenues for Capital Markets increased 39.8% to $2.0 billion for the 2006 quarter compared to $1.43 billion for the 2005 quarter. Pre-tax income for Capital Markets increased 54.0% to $702.0 million for the 2006 quarter from $455.8 million for the comparable prior year quarter. Pre-tax profit margin was 35.1% for the 2006 quarter compared with 31.9% for the 2005 quarter.

Institutional equities net revenues for the 2006 quarter increased 42.0% to $554.5 million from $390.5 million for the comparable prior year quarter. Equity derivatives net revenues increased during the 2006 quarter due to increased customer activities. Net revenues from the Company's international equity sales and trading area rose, reflecting higher trading volumes as well as higher volatility and strong international M&A activity. Institutional equities net revenues achieved during the 2006 quarter also reflected increased net revenues from the Company's energy and commodity activities as well as gains on the Company's investment in NYSE Group Inc.

Fixed income net revenues increased 44.5% to $1.17 billion for the 2006 quarter from $808.0 million for the 2005 quarter. Mortgage-backed securities revenues increased in the 2006 quarter when compared to the 2005 quarter on increased origination volumes and active secondary trading for non-agency mortgage-backed securities. During the 2006 quarter, the Company ranked as the No. 1 underwriter of US mortgage-backed securities, capturing nearly 11% of the overall US mortgage-backed securities

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market. An increase in interest rate volatility resulted in higher interest rate derivatives revenues on active customer volumes. Distressed debt and leveraged finance revenues increased as spreads tightened and acquisition related finance activities increased.

Investment banking revenues increased 20.0% to $278.4 million for the 2006 quarter from $231.9 million for the 2005 quarter. Underwriting revenues increased 27.0% to $149.3 million for the 2006 quarter from $117.6 million for the corresponding prior year quarter, as equity underwriting revenues increased, reflecting an increase in the volume of IPOs and follow-on offerings, partially offset by a decrease in fixed income underwriting revenues. Advisory and other fees for the 2006 quarter increased 93.0% to $133.6 million from $69.2 million for the 2005 quarter reflecting a significant increase in completed M&A assignments during the 2006 quarter. Merchant banking revenues decreased to a $4.5 million loss in the 2006 quarter from a $45.2 million gain during the 2005 quarter. An unrealized loss on our remaining investment in portfolio company New York & Company, Inc. offset other gains in the portfolio during the 2006 quarter.

Net revenues for Capital Markets increased 30.0% to $3.67 billion for the six months ended May 31, 2006 compared to $2.83 billion for the 2005 period. Pre-tax income for Capital Markets increased 42.6% to $1.34 billion for the 2006 period from $937.5 million for the comparable prior year period. Pre-tax profit margin was 36.4% for the 2006 period compared with 33.2% for the 2005 period.

Institutional equities net revenues for the 2006 period increased 48.3% to $1.04 billion from $703.4 million for the comparable prior year period. Equity derivatives net revenues increased due to increased customer activities resulting from rising equity markets. Net revenues from the Company's international equity sales and trading area rose, reflecting higher trading volumes as well as higher volatility and strong international M&A activity. In addition, net revenues from the risk arbitrage business increased on higher global announced M&A volumes. Revenues from the Company's energy and commodity activities also increased, reflecting gains from the sale of certain commodity assets and increased revenues from the Company's energy activities.

Fixed income net revenues increased 22.9% to $2.06 billion for the 2006 period from $1.67 billion for the comparable prior year period. Mortgage-backed securities revenues increased in the 2006 period, when compared to the prior year period on increased origination volumes and active secondary trading markets. Net revenues from non-agency fixed rate whole loans, ARMS and commercial mortgage-backed securities all improved during the 2006 period, reflecting increased securitization activity and generally tighter mortgage spreads. Leverage finance net revenues also increased as acquisition related financing activity rose. Partially offsetting these increases was a decline in credit derivative revenues due to less favorable market conditions.

Investment banking revenues increased 28.0% to $575.0 million for the 2006 period from $449.3 million for the 2005 period. Underwriting revenues increased 5.8% to $285.5 million for the 2006 period from $269.8 million for the corresponding prior year period, as equity underwriting revenues increased, reflecting increased industry volume, partially offset by a decrease in fixed income underwriting revenues. Advisory and other fees for the 2006 period increased 78.4% to $222.6 million from $124.8 million for the prior year period reflecting increased M&A fees due to a significant increase in completed M&A assignments during the quarter. Merchant banking revenues increased to $67.0 million in the 2006 period from $54.7 million during the 2005 period attributable to gains from the Company's principal investments as well as increased performance fees on merchant banking funds.

Global Clearing Services

                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,  % Increase      May 31,        May 31,     %Increase
(in thousands)                                          2006          2005    (Decrease)       2006           2005       (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                        $   289,523   $   276,160     4.8%     $   553,515   $    546,552        1.3%
Pre-tax income                                      $   139,045   $   142,989    (2.8%)    $   268,617   $    280,763       (4.3%)
------------------------------------------------------------------------------------------------------------------------------------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

institutional brokerage business. At May 31, 2006 and May 31, 2005, the Company held approximately $274.6 billion and $252.5 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 4.8% to $289.5 million for the 2006 quarter from $276.2 million in the 2005 quarter. Net interest revenues increased 7.6% to $211.0 million for the 2006 quarter from $196.1 million for the prior year quarter, on improved net interest margins. Commission revenues decreased 7.2% to $62.6 million for the 2006 quarter from $67.5 million for the comparable prior year quarter reflecting lower average rates from prime brokerage clients. Pre-tax income decreased 2.8% to $139.0 million, from $143.0 million for the 2005 quarter. Pre-tax profit margin was 48.0% for the 2006 quarter compared to 51.8% for the 2005 quarter.

Net revenues for Global Clearing Services increased 1.3% to $553.5 million for the six months ended May 31, 2006 from $546.6 million in the 2005 period. Net interest revenues increased 4.2% to $410.6 million for the 2006 period from $394.2 million for the prior year period, on improved net interest margins. Commission revenues decreased 9.5% to $121.8 million for the 2006 period from $134.6 million for the comparable prior year period reflecting lower trading volumes and rates from prime brokerage clients. Pre-tax income decreased 4.3% to $268.6 million, from $280.8 million for the 2005 period. Pre-tax profit margin was 48.5% for the 2006 period compared to 51.4% for the 2005 period.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:

                                                       Three Months Ended     Six Months Ended
----------------------------------------------------------------------------------------------
                                                       May 31,   May 31,     May 31,    May 31
(in billions)                                           2006      2005        2006       2005
----------------------------------------------------------------------------------------------
Margin debt balances, average for period            $    68.4   $   64.7    $  66.5   $   64.4
Margin debt balances, at period end                      72.7       59.8       72.7       59.8
Customer short balances, average for period              80.2       86.8       79.2       87.7
Customer short balances, at period end                   81.7       82.5       81.7       82.5
Securities borrowed, average for period                  54.8       61.9       53.9       64.3
Securities borrowed, at period end                       52.1       56.6       52.1       56.6
Free credit balances, average for period                 30.8       30.6       30.4       30.9
Free credit balances, at period end                      34.1       31.6       34.1       31.6
Equity held in client accounts, at period end           274.6      252.5      274.6      252.5
----------------------------------------------------------------------------------------------


Wealth Management


                                                       Three Months Ended                      Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       May 31,       May 31,  % Increase      May 31,        May 31,     %Increase
(in thousands)                                          2006          2005    (Decrease)       2006           2005       (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Private client services revenues                    $   153,014   $   130,284     17.4%    $   306,092   $    263,579        16.1%
Revenue transferred to Capital Markets segment          (24,125)      (24,647)   (2.1%)        (48,409)       (44,067)        9.9%
                                                   ---------------------------------------------------------------------------------
      Private client services net revenues              128,889       105,637     22.0%        257,683        219,512        17.4%
      Asset management                                   22,182        50,148    (55.8%)       116,657        105,463        10.6%
                                                   ---------------------------------------------------------------------------------
Total net revenues                                  $   151,071   $   155,785    (3.0%)    $   374,340   $    324,975        15.2%
Pre-tax income                                      $   (13,317)  $     6,054      nm      $    18,856   $     21,033       (10.4%)
------------------------------------------------------------------------------------------------------------------------------------

nm - not meaningful

The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At May 31, 2006, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Wealth Management decreased 3.0% to $151.1 million for the 2006 quarter from $155.8 million for the 2005 quarter. PCS revenues increased 22.0% to $128.9 million for the 2006 quarter from $105.6 million for the 2005 quarter reflecting higher levels of fee-based income attributable to the Company's private client advisory services products. Asset management revenues decreased 55.8% to $22.2 million for the 2006 quarter from $50.1 million for the 2005 quarter, primarily reflecting decreased performance fees on proprietary hedge fund products, partially offset by increased management fees resulting from the growth in assets under management.

Net revenues for Wealth Management increased 15.2% to $374.3 million for the six months ended May 31, 2006 from $325.0 million for the 2005 period. PCS revenues increased 17.4% to $257.7 million for the 2006 period from $219.5 million for the 2005 period reflecting higher levels of fee-based income attributable to the Company's private client advisory services products. Asset management revenues increased 10.6% to $116.7 million for the 2006 period from $105.5 million for the 2005 period. This increase reflects increased management fees resulting from growth in assets under management and increased performance fees on proprietary hedge fund products.

Assets under management were $47.9 billion at May 31, 2006, reflecting a 20.1% increase from $39.9 billion in assets under management at May 31, 2005. The increase in assets under management is due to the growth in traditional equity assets attributable to market appreciation and net inflows. Assets under management at May 31, 2006 include $6.8 billion of assets from alternative investment products, an increase from $6.0 billion at May 31, 2005.

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

The Company's total assets at May 31, 2006 increased to $326.2 billion from $292.6 billion at November 30, 2005. The increase was primarily attributable to increases in securities borrowed, securities received as collateral, financial instruments owned, at fair value and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, partially offset by a decrease in securities purchased under agreements to resell. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $58.4 billion at May 31, 2006 from $54.3 billion at November 30, 2005. This change was primarily due to a net increase in long-term debt and an increase in stockholders' equity due to earnings as well as income tax benefits attributable to the distribution of common stock under the Company's deferred compensation plans.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total capital base as of May 31, 2006 and November 30, 2005 was as follows:

                                            May 31,           November 30,
(in millions)                                 2006                2005
--------------------------------------------------------------------------
Long-term borrowings:
Senior debt                             $    46,384           $    43,227
Subordinated debt (1)                           263                   263
--------------------------------------------------------------------------
  Total long-term borrowings            $    46,647           $    43,490
Stockholders' equity:
Preferred stockholders' equity          $       367           $       372
Common stockholders' equity                  11,341                10,419
--------------------------------------------------------------------------
  Total stockholders' equity            $    11,708           $    10,791
--------------------------------------------------------------------------
    Total capital                       $    58,355           $    54,281
==========================================================================
(1) Represents junior subordinated deferrable interest debentures issued by the Company, held by Bear Stearns Capital Trust III.

The amount of long-term debt and total capital that the Company maintains is driven by a number of factors, with particular focus on asset composition. The Company's ability to support increases in total assets is a function of its ability to obtain short-term secured and unsecured funding, as well as its access to longer-term sources of capital (i.e., long-term debt and equity). The Company regularly measures and monitors its total capital requirements, which are primarily a function of the self-funding ability of its assets. The equity portion of total capital is primarily a function of on- and off-balance-sheet risks (i.e., market, credit and liquidity) and regulatory capital requirements. As such, the liquidity and risk characteristics of assets being held are critical determinants of both total capital and the equity portion thereof, thus significantly influencing the amount of leverage that the Company can employ.

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At May 31, 2006 and November 30, 2005, total assets of $326.2 billion and $292.6 billion were approximately 0.8% and 5.6%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

Balance sheet leverage measures are one approach to assessing the capital adequacy of securities firms. The following table presents total assets and net adjusted assets with the resultant leverage ratios at May 31, 2006 and November 30, 2005. Gross leverage equals total assets divided by stockholders' equity, inclusive of preferred and trust preferred equity. The Company views its trust preferred equity as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities. Net adjusted leverage equals net adjusted assets divided by tangible equity capital, which excludes goodwill and intangible assets from both the numerator and denominator, as equity used to support goodwill and intangible assets is not available to support the balance of the Company's net assets. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its securities purchased under agreements to resell, securities borrowed, securities received as collateral, customer receivables and segregated cash assets renders net adjusted leverage as the relevant measure.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                    May 31,         November 30,
(in millions, except ratios)                         2006             2005
--------------------------------------------------------------------------------
 Total assets                                    $    326,180     $    292,635
   Deduct:
    Cash and securities deposited with
      clearing organizations or segregated
      in compliance with federal regulations            7,189            5,270
    Securities purchased under agreements to
      resell                                           39,605           42,648
    Securities received as collateral                  17,118           12,426
    Securities borrowed                                72,766           62,915
    Receivables from customers                         33,091           33,255
    Goodwill & intangible assets                          352              355
--------------------------------------------------------------------------------
 Subtotal                                             156,059          135,766
--------------------------------------------------------------------------------
   Add:
    Financial instruments sold, but not yet
      purchased                                        41,453           35,004
   Deduct:
    Derivative liabilities                             15,179           12,957
--------------------------------------------------------------------------------
 Net adjusted assets                             $    182,333     $    157,813
================================================================================
 Stockholders' equity
    Common equity                                $     11,341     $     10,419
    Preferred stock                                       367              372
--------------------------------------------------------------------------------
 Total stockholders' equity                            11,708           10,791
--------------------------------------------------------------------------------
   Add:
    Trust preferred equity                                263              263
--------------------------------------------------------------------------------
 Subtotal - leverage equity                            11,971           11,054
--------------------------------------------------------------------------------
   Deduct:
    Goodwill & intangible assets                          352              355
--------------------------------------------------------------------------------
 Tangible equity capital                         $     11,619     $     10,699
================================================================================
 Gross leverage                                        27.2 x           26.5 x
 Net adjusted leverage                                 15.7 x           14.8 x
--------------------------------------------------------------------------------

Funding Strategy & Liquidity Risk Management

General Funding Strategy

Liquidity is extraordinarily important for financial services firms in general and for securities firms, given reliance on market confidence. Consequently, the Company focuses on management of funding and liquidity risk. The Company's overall objective and general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. In financing its balance sheet, the Company attempts to maximize its use of secured funding where economically competitive. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. For this reason, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. In addition to this strategy, the Company places emphasis on diversification by product, geography, maturity and instrument in order to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding sources include commercial paper, bank loans and other borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The borrowing value advance rates used in the Company's liquidity ratio calculation and the haircuts incorporated in the cash capital model are symmetrical. These advance rates are considered readily available, even in a stressed environment. In the vast majority of circumstances/asset classes, they are derived from committed secured bank facilities, whereby a bank or group of banks are contractually obligated to lend to the Company at a pre-specified advance rate on specific types of collateral regardless of the "market environment." As such, the advance rates/haircuts in the alternative liquidity models are typically worse than those the Company realizes in normalized repo and secured lending markets. The advance rates in the liquidity ratio reflect what can be reliably realized in a stressed liquidity environment. The haircuts used in the cash capital model are consistent with the advance rates in the liquidity ratio in that the haircut is equal to one minus the advance rate.

As of May 31, 2006, the market value of unencumbered, unhypothecated financial instruments owned by the Company was approximately $39.8 billion with a borrowing value of $31.3 billion. The assets are composed of primarily mortgage- and asset-backed securities, investment-grade municipal and corporate bonds, US equities, and residential and commercial mortgage whole loans. The average advance rate on these different asset types ranges from 64% to 96% and, as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company owned securities, has averaged 137% over the previous 12 months including unused committed unsecured bank credit, and 128% excluding the unsecured portion of the Company's $4.0 billion committed revolving credit facility. On this same basis, the liquidity ratio was 120% as of May 31, 2006 and 114% excluding committed unsecured bank credit. In addition to Company-owned unencumbered financial instruments, as of May 31, 2006, the Company held $66.9 billion of collateral owned by customers and introducing brokers that could be repledged to raise secured funding. Of this total, $2.3 billion was readily available to pledge to meet the Company's liquidity needs given current reserve requirements. Inclusive of both the readily available portion of customer and introducing broker collateral and unused committed secured bank credit, the liquidity ratio at May 31, 2006 was 127%.

While The Bear Stearns Companies Inc. ("Parent Company") is the primary issuer of unsecured debt in the marketplace, the collateral referred to in the preceding paragraph is held in various subsidiaries, both regulated and unregulated. A subsidiary's legal entity status and the Company's intercompany funding structure may constrain liquidity available to the Parent Company, as regulators may prevent the flow of funds and/or securities from a regulated subsidiary to its parent company or other subsidiaries. In recognition of this potential for liquidity to be trapped in subsidiaries, the Company maintains a minimum $5.0 billion of liquidity immediately accessible by the Parent Company at all times. This liquidity reserve takes the form of cash deposits and money market instruments that are held at the Parent Company and high-quality collateral

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the liquidity reserve, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. In addition to this immediately available liquidity, the Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of May 31, 2006, approximately $26.0 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus unrestricted as to parent availability, while an additional $4.0 billion market value had been pledged to the Parent Company as collateral for inter-company borrowings and was thus readily available. The remaining $9.8 billion market value of unencumbered securities was held in regulated entities, a portion of which may be available to provide liquidity to the Parent Company.

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

At May 31, 2006, the Company's net cash capital position was $4.1 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm (i.e., positive net cash capital). Over the previous 12 months, the Company's net cash capital position has averaged $2.6 billion.

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

With respect to the management of refinancing risk, the maturity profile of the long-term debt portfolio of the Company is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. As of May 31, 2006, the weighted average maturity of the Company's long-term debt was 4.4 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company and BSIL to borrow up to $2.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2007, with all loans outstanding at that date payable no later than February 2008. There were no borrowings outstanding under the Facility at May 31, 2006.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2006, with all repos outstanding at that date payable no later than August 2007. There were no borrowings outstanding under the Repo Facility at May 31, 2006.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC and BSJL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2006 with all loans outstanding at that date payable no later than December 2007. There were no borrowings outstanding under the Pan Asian Facility at May 31, 2006.

The Company has a $350 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Tax Lien Facility terminates in March 2007 with all loans outstanding at that date payable no later than March 2008. There were no borrowings outstanding under the Tax Lien Facility at May 31, 2006.

The Company also maintains a series of committed credit facilities to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and whole loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $4.6 billion. At May 31, 2006, the borrowings outstanding under these committed credit facilities were $163.7 million.

Capital Resources

The Parent Company, operating as the centralized unsecured funding arm of the Company, raises the vast majority of the Company's unsecured debt, including both commercial paper and long-term debt. The Parent Company is thus the central bank of the Company, where all capital is held and from which capital is deployed. The Parent Company advances funds in the form of debt or equity to subsidiaries to meet their operating funding needs and regulatory capital requirements. In addition to the primary regulated subsidiaries, the Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation, Bear Stearns Commercial Mortgage, Inc. and Bear Hunter Holdings LLC. In connection with all of the Company's operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances.

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At May 31, 2006, the Parent Company's equity investment in subsidiaries was $7.8 billion versus common stockholders' equity and preferred equity of $11.3 billion and $366.9 million, respectively. As such, at May 31, 2006, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately 0.69 based on common equity and 0.66 including preferred equity. At November 30, 2005, these measures were 0.69 based on common equity and 0.67 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $10.4 billion at May 31, 2006, are funded with long-term debt issued by the Company having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

Long-term debt totaling $41.4 billion and $37.0 billion had remaining maturities beyond one year at May 31, 2006 and November 30, 2005, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated US registered offerings, US registered and 144A medium-term note programs, other US and non-US bond and note offerings and other methods. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of May 31, 2006, a downgrade by either Moody's Investors Service or Standard & Poor's in the Company's long-term credit ratings to the level of A3 or A- would have resulted in the Company needing to post $43.0 million in additional collateral pursuant to contractual arrangements for outstanding over-the-counter derivatives contracts. A downgrade to Baa1 or BBB+ would have resulted in needing to post an additional $362.3 million in collateral.

At May 31, 2006, the Company's long-term/short-term debt ratings were as follows:

                                                Rating
-------------------------------------------------------------------
Dominion Bond Rating Service Limited      A(high)/R-1 (middle)
Fitch Ratings                                   A+/F1+
Moody's Investors Service                       A1/P-1
Rating & Investment Information, Inc.            A+/NR
Standard & Poor's Ratings
Services                                         A/A-1
-------------------------------------------------------------------
NR - does not assign a short-term rating

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

In June 2006, Japan Credit Rating Agency, Ltd. assigned a rating of AA to The Bear Stearns Companies Inc. senior long-term debt with a stable outlook.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions.

The Company has two authorizations to purchase its common stock in fiscal 2006. On December 12, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorization to allow the Company to purchase up to $1.5 billion of common stock in fiscal 2006 and beyond. During the quarter ended May 31, 2006, the Company purchased under the current authorization a total of 24,295 shares at a cost of approximately $3.2 million. The Company may, depending upon price and other factors, acquire additional shares in excess of that required for annual share awards. Approximately $1.05 billion was available to be purchased under the current authorization as of May 31, 2006.

Under the second stock repurchase authorization, during the quarter ended May 31, 2006, the Company purchased a total of 363,473 shares of its common stock at a total cost of $50.0 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 9, 2005. Approximately $120.5 million is available to be purchased under the current authorization as of May 31, 2006.

Cash Flows

Cash and cash equivalents increased $132.2 million to $5.99 billion at May 31, 2006 from $5.86 billion at November 30, 2005. Cash used in operating activities was $15.16 billion, primarily attributable to increases in financial instruments owned and securities borrowed, net of securities loaned, partially offset by an increase in financial instruments owned, but not yet purchased and securities sold under agreements to repurchase, net of securities purchased under agreements to resell, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $91.5 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $15.39 billion reflected proceeds from the issuance of long-term borrowings of $8.81 billion and net proceeds relating to short-term borrowings of $12.89 billion, primarily to fund normal operating activities. This was partially offset by payments for the retirement/repurchase of long-term borrowings of $6.42 billion. Treasury stock purchases of $529.6 million were made to provide for the annual grant of CAP Plan units, RSUs and stock options.

Regulated Subsidiaries

Effective December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of May 31, 2006, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Effective December 1, 2005 the SEC approved Bear Stearns' use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the U.K.'s Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Financial Regulator. At May 31, 2006, Bear Stearns, BSSC, BSIL, BSIT and BSB were in compliance with their respective regulatory capital requirements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merchant Banking and Private Equity Investments

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At May 31, 2006, the Company held investments with an aggregate recorded value of approximately $720.5 million, reflected in the Condensed Consolidated Statements of Financial Condition, primarily in "Other assets." At November 30, 2005, the Company held investments with an aggregate recorded value of approximately $658.8 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment-grade rated companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At May 31, 2006 and November 30, 2005, the Company held high yield positions approximating $8.61 billion and $6.71 billion, respectively, substantially all of which are in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition, and $1.50 billion and $1.72 billion, respectively, reflected in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At May 31, 2006 and November 30, 2005, the amount outstanding to highly leveraged borrowers totaled $4.95 billion and $4.24 billion, respectively. The largest industry concentration was the telecommunications industry, which approximated 14.3% and 17.2% of these highly leveraged borrowers' positions at May 31, 2006 and November 30, 2005, respectively. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

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

Contractual Obligations

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At May 31, 2006, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:


                                                  Payments Due By Period
                                   ---------------------------------------------------
                                    Remaining       Fiscal        Fiscal
(in millions)                      Fiscal 2006    2007- 2008    2009- 2010  Thereafter   Total
----------------------------------------------------------------------------------------------
Long-term borrowings (1)(2)           $1,777       $16,104       $13,316     $15,450   $46,647
Future minimum lease payments(3)(4)       42           171           146         229       588
----------------------------------------------------------------------------------------------

(1) Amounts include fair value adjustments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on May 15, 2031; however, the Company, at its option, may redeem the Debentures beginning May 15, 2006. The Debentures are reflected in the table at their contractual maturity dates.

(2) Included in fiscal 2007 and fiscal 2008 are approximately $2.2 billion and $0.1 billion, respectively, of floating-rate notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity dates of these notes are during fiscal 2009, fiscal 2010 and thereafter.

(3)  Includes 383 Madison Avenue Headquarters in New York City.

(4) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

The Company has commitments(1) under a variety of commercial arrangements. At May 31, 2006 the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:

                                                                    Amount of Commitment Expiration Per Period
                                              --------------------------------------------------------------------------------------
                                                                                                        Commitments
                                               Remaining      Fiscal         Fiscal                       with no
(in millions)                                 Fiscal 2006    2007-2008     2009-2010     Thereafter   stated maturity       Total
------------------------------------------------------------------------------------------------------------------------------------
Lending-related commitments:
   Investment-grade (2)                       $     1,126   $       490   $     1,053   $       484   $           -   $        3,153
   Non-investment-grade                               339           504           614           506               -            1,963
   Contingent commitments                           3,408           411             -             -           1,087            4,906
Commitments to invest in private
   equity-related investments
   and partnerships (3)                                 -             -             -             -             192              192
Underwriting commitments                              439             -             -             -               -              439
Commercial and residential loans                    2,129           320            47             -               -            2,496
Letters of credit                                   3,654           174            35             -               -            3,863
Other commercial commitments                           31            56             -             -               -               87
------------------------------------------------------------------------------------------------------------------------------------

(1) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade borrowings, the Company entered into credit default swaps aggregating $736 million at May 31, 2006.

(3) At May 31, 2006, commitments to invest in private equity-related investments and partnerships aggregated $191.6 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2017.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are contractual commitments between counterparties that derive their values from changes in an underlying interest rate, currency exchange rate, index (e.g., S&P 500), reference rate (e.g., LIBOR), or asset value referenced in the related contract. Certain derivatives, such as futures contracts, certain options and index-referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. The Company is engaged as a dealer in over-the-counter derivatives and, accordingly, enters into transactions involving derivative instruments as part of its customer-related and proprietary trading activities.

The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions that may include over-the-counter derivatives contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and US Treasury positions to economically hedge its debt issuances as part of its asset and liability management.

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

As of May 31, 2006 and November 30, 2005, the Company had notional/contract amounts of approximately $7.59 trillion and $5.45 trillion, respectively, of derivative financial instruments, of which $1.27 trillion and $1.13 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's derivatives had a notional weighted average maturity of approximately 4.6 years and 4.1 years at May 31, 2006 and November 30, 2005, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of May 31, 2006 were as follows:

                                                        Less Than          One to        Three to      Greater Than
(in billions)                                            One Year       Three Years     Five Years      Five Years         Total
------------------------------------------------------------------------------------------------------------------------------------
Swap agreements, including options,                    $      740.9    $    1,593.1    $    1,154.2    $    2,667.6    $    6,155.8
   swaptions, caps, collars and floors
Futures contracts                                             380.3           191.4            24.1               -           595.8
Forward contracts                                             117.3               -               -               -           117.3
Options held                                                  448.7            31.5             0.8             0.1           481.1
Options written                                               209.8            25.2             1.0             0.2           236.2
------------------------------------------------------------------------------------------------------------------------------------
Total                                                  $    1,897.0    $    1,841.2    $    1,180.1    $    2,667.9    $    7,586.2
====================================================================================================================================
Percent of total                                               25.0%           24.3%           15.5%           35.2%          100.0%
====================================================================================================================================

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company follows Emerging Issues Task Force ("EITF") Statement No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." This guidance prohibits recognizing profit at the inception of a derivative contract unless the fair value of the derivative is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique that incorporates observable market data.

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

At May 31, 2006 and November 30, 2005, the total value of all financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources (primarily fixed income cash positions) aggregated approximately $9.3 billion and $7.1 billion, respectively, in "Financial instruments owned" and $5.2 billion and $3.5 billion, respectively, in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition.

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

The Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies." Once established, reserves are adjusted as additional information becomes available or when an event requiring a change to the reserves occurs. Significant judgment is required in making these estimates and the ultimate resolution may differ materially from the amounts reserved.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. For new and modified limited partnerships, the adoption of the EITF did not have a material impact on the consolidated financial statements of the Company. For the previously existing limited partnerships, the Company does not expect the EITF consensus to have a material impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on the consolidated financial statements of the Company.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a description of the Company's risk management policies, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk and equity price risk, as well as a discussion of the Company's credit risk including how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the three risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of May 31, 2006, February 28, 2006, November 30, 2005 and August 31, 2005. Commodity risk has been excluded due to immateriality for each period presented.


(in millions)                May 31,    February 28,   November 30,   August 31,
                              2006          2006         2005         2005
--------------------------------------------------------------------------------
MARKET RISK
   Interest rate           $    32.5     $    25.6     $    22.1    $    25.8
   Currency                      1.0           0.4           0.3          0.5
   Equity                        5.4           3.4           3.6          1.1
   Diversification benefit      (8.1)         (4.5)         (4.6)        (3.1)
--------------------------------------------------------------------------------
Aggregate VaR              $    30.8     $    24.9     $    21.4    $    24.3
================================================================================

The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended May 31, 2006 and February 28, 2006:

                    Quarter Ended May 31, 2006   Quarter Ended February 28, 2006
--------------------------------------------------------------------------------
(in millions)       High       Low    Average       High      Low      Average
--------------------------------------------------------------------------------
MARKET RISK
   Interest rate  $  40.6   $  26.5   $  33.6     $  30.5   $  20.3   $  24.8
   Currency           2.4       0.0       0.7         1.6       0.0       0.6
   Equity             9.3       2.5       6.2         5.6       2.5       3.8
   Aggregate VaR     44.4      24.0      33.7        30.1      19.0      23.8
================================================================================

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

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended May 31, 2006 and 2005. The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $23.3 million and $15.3 million for the

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

quarters ended May 31, 2006 and 2005, respectively. There were four daily trading losses for both the quarters ended May 31, 2006 and May 31, 2005. Daily trading losses never exceeded the reported average VaR amounts during the fiscal quarters ended May 31, 2006 and 2005. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both its quarters ending May 31, 2006 and 2005. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                  Quarters Ended May 31, 2006 and May 31, 2005

                          [GRAPHIC OMITTED - BAR CHART]

                          [DAILY NET TRADING REVENUES]

                   May 31, 2006                    May 31, 2005
              ---------------------           ---------------------
                 (10)+           -                (10)+          -
               (10)-(5)          -              (10)-(5)         3
                 (5)-0           4                (5)-0          1
                  0-5            2                 0-5           6
                 5-10            4                5-10           7
                 10-15           6                10-15         22
                 15-20          14                15-20          9
                 20-25          13                20-25          7
                 25-30           9                25-30          5
                  30+           12                 30+           4
                         ----------                       ---------

                 Total          64                Total         64

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at May 31, 2006 and November 30, 2005 approximated $4.36 billion and $4.41 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of May 31, 2006:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                 Exposure     Percentage of
                                                   Net of     Exposure, Net
Rating (2)        Exposure    Collateral(3)  Collateral(4)    of Collateral
----------------------------------------------------------------------------
AAA            $        901   $         31   $        871             20%
AA                    5,762          3,966          1,880             43%
A                     2,880          1,884          1,086             25%
BBB                     330            241            222              5%
BB and lower          1,321          2,851            281              6%
Non-rated                21              6             21              1%
----------------------------------------------------------------------------

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

The Company has provided reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The ultimate resolution may differ from the amounts reserved.

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2005 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A (together the "Form 10-K"); and Note 10 to the consolidated financial statements and Part II, Item 1, included in the Company's Form 10-Q for the quarterly period ended February 28, 2006. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

Enron Corp. v. International Finance Corp., et al.:
---------------------------------------------------
As previously reported in the Company's Form 10-K, Bear Stearns, along with other parties, has been named as a defendant in an adversary proceeding commenced by Enron in the United States Bankruptcy Court for the Southern District of New York. The matter involves allegations that certain alleged payments by Enron to defendants relating to a purchase of notes issued by ENA CLO Trust constituted fraudulent transfers in violation of Section 548(a)(1) of the United States Bankruptcy Code. By Order and Opinion dated May 2, 2006, the Bankruptcy Court granted defendants' motions to dismiss the complaint in this action.

Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.:
------------------------------------------------------------------
As previously reported in the Company's Form 10-K, BSIL and BSSC were named as defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the United States Bankruptcy Court for the Southern District of New York. Plaintiffs seek, inter alia, to recover payments totaling approximately $26 million that were allegedly made to defendants during August 2001 in connection with an equity forward derivative contract between BSIL and Enron. By Order dated June 3, 2005, the Bankruptcy Court denied the motion to dismiss filed by BSIL and BSSC, and defendants subsequently filed a motion with United States District Court for the Southern District of New York for leave to take an interlocutory appeal from the Bankruptcy Court's decision. By Order dated May 2, 2006, the District Court denied defendants' motion for leave to take an interlocutory appeal from the Bankruptcy Court's decision.

Sterling Foster & Co., Inc. Litigation:
---------------------------------------
As previously reported in the Company's Form 10-K, Bear Stearns and BSSC have been named as defendants in two purported class actions arising out of Bear Stearns' role as clearing broker for Sterling Foster & Co., Inc. A former officer of BSSC is also a defendant in one of the actions. Bear Stearns, BSSC, and the former officer of BSSC have entered into a settlement agreement with the plaintiffs and certain other defendants that would resolve all claims against them as defendants in both class actions. This settlement is subject to approval by the United States District Court for the Eastern District of New York, which has scheduled a hearing on the fairness of the proposed settlement's terms.

IPO Underwriting Fee Antitrust Litigation:
------------------------------------------
As previously reported in the Company's Form 10-K, Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated antitrust-related class actions currently pending in the United States District Court for the Southern District of New York. The first consolidated action purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the "Purchaser Action"). The second consolidated action purports to be brought on behalf of a putative class of issuers of stock in initial public offerings

                                LEGAL PROCEEDINGS

(the "Issuer Action"). Each suit alleges that Bear Stearns violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The Purchaser Action currently involves only claims for declaratory relief, while the Issuer Action asserts claims for treble damages.

On September 16, 2005, plaintiffs in the Purchaser Action and the Issuer Action moved for class certification. By Order dated April 18, 2006, the District Court denied the Issuer Action plaintiffs' motion for class certification and postponed a ruling on the class certification motion in the Purchaser Action pending resolution of whether, in light of the Court's ruling in the Issuer Action, the Purchaser Action plaintiffs nonetheless want to proceed with their action.

      Item 2. UNREGISTRERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the second quarter of fiscal 2006:

                                                                                                             Approximate Dollar
                                                                                    Total Number of Shares  Value of Shares that
                                                                                     Purchased as Part of   May Yet Be Purchased
                                       Total Number of Shares   Average Price Paid    Publicly Announced     Under the Plans or
            Period                            Purchased             per Share        Plans or Programs (1)      Programs (1)
-----------------------------------  ------------------------- ------------------- ----------------------- ----------------------
       3/1/06 - 3/31/06                               142,270   $           135.00                142,270    $   1,204,367,245
       4/1/06 - 4/30/06                               107,096               143.29                107,096        1,189,021,797
       5/1/06 - 5/31/06                               138,402               134.86                138,402        1,170,357,122
                                     -------------------------                     -----------------------
             Total                                    387,768               137.24                387,768
                                     =========================                     =======================


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

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on April 11, 2006 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Company's Capital Accumulation Plan to expand the definition of Eligible Employees to include all Senior Managing Directors employed by the Company and all employees of subsidiaries and affiliates who are deemed by the Compensation Committee of the Board of Directors to be equivalent to the grade of Senior Managing Director. In addition, at the Annual Meeting the stockholders of the Company elected twelve directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified and ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending November 30, 2006.

The affirmative vote of a majority of the shares of common stock represented at the Annual Meeting and entitled to vote was required for the approval of the amendment to the Capital Accumulation Plan and ratification of the independent registered public accounting firm, while the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendment to the Capital Accumulation Plan and ratification of the independent registered public accounting firm, set forth below is information on the results of the votes cast at the Annual Meeting.


                                                 For        Against    Abstained     Broker Non-Votes
                                             -----------   ---------   ---------     ----------------
Amendment to the Capital Accumulation Plan    81,388,485   3,579,464   1,175,271           25,476,664

Ratification of the independent
registered public accounting firm            109,095,483   1,654,729     869,672                  N/A


With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast for and withheld with respect to each such nominee.


               Nominees                  For             Withheld
      --------------------------- ----------------- ----------------
       James E. Cayne               108,922,901         2,696,983
       Henry S. Bienen              106,929,001         4,690,883
       Carl D. Glickman             105,877,644         5,742,240
       Alan C. Greenberg            108,515,862         3,104,022
       Donald J. Harrington         102,672,778         8,947,106
       Frank T. Nickell             102,694,951         8,924,933
       Paul A. Novelly              106,643,922         4,975,962
       Frederic V. Salerno          105,812,653         5,807,231
       Alan D. Schwartz             108,366,231         3,253,653
       Warren J. Spector            108,364,437         3,255,447
       Vincent Tese                 105,267,483         6,352,401
       Wesley S. Williams Jr.       110,359,451         1,260,433
      --------------------------------------------------------------

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



                                        The Bear Stearns Companies Inc.
                                        -------------------------------
                                              (Registrant)


Date: July 10, 2006                 By: /s/ Jeffrey M. Farber
                                        --------------------------------
                                        Jeffrey M. Farber
                                        Controller
                                        (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.   Description                                                           Page
-----------   -----------                                                           ----
(12)          Computation of Ratio of Earnings to Fixed Charges and to Combined       66
              Fixed Charges and Preferred Stock Dividends

(15)          Letter re: Unaudited Interim Financial Information                      67

(31.1)        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)     68
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)     69
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C.          70
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

(32.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C.          71
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002