Form 10-Q
period 2006-08-31
BEAR STEARNS COMPANIES INC
filed 2006-10-10
CIK 777001

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2006

                                         or

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

      As of October 6, 2006, the latest practicable date, there were 117,311,064 shares of Common Stock, $1 par value, outstanding.

                                 TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Available Information                                                                         3

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Income (Unaudited) for
              the three months and nine months ended August 31, 2006 and August 31, 2005      4

              Condensed Consolidated Statements of Financial Condition
              as of August 31, 2006 (Unaudited) and November 30, 2005 (Audited)               5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the nine months ended August 31, 2006 and August 31, 2005                   6

              Notes to Condensed Consolidated Financial Statements (Unaudited)                7

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                        29

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                            30

              Introduction                                                                   30
              Certain Factors Affecting Results of Operations                                30
              Forward-Looking Statements                                                     31
              Executive Overview                                                             31
              Results of Operations                                                          33
              Liquidity and Capital Resources                                                40
              Off-Balance-Sheet Arrangements                                                 50
              Derivative Financial Instruments                                               50
              Critical Accounting Policies                                                   51
              Accounting and Reporting Developments                                          54
              Effects of Inflation                                                           55

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     56

Item 4.       CONTROLS AND PROCEDURES                                                        61

PART II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS                                                              62

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                    63

Item 6.       EXHIBITS                                                                       64

Signature                                                                                    65

                               AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries ("Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended ("Exchange Act"), with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's internet site. Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns." You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the .PDF format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                             (Unaudited)                  (Unaudited)
                                                         Three Months Ended            Nine Months Ended
                                                    ----------------------------------------------------------
                                                     August 31,       August 31,    August 31,      August 31,
(in thousands, except share and per share data)         2006             2005         2006            2005
--------------------------------------------------------------------------------------------------------------
REVENUES
     Commissions                                    $    280,033   $    290,799   $    871,355   $    901,784
     Principal transactions                            1,093,997        883,142      3,736,907      2,841,954
     Investment banking                                  283,507        315,897        939,510        800,033
     Interest and dividends                            2,322,992      1,344,089      6,157,857      3,557,493
     Asset management and other income                   155,158         91,467        372,225        270,079
                                                    ------------   ------------   ------------   ------------
       Total revenues                                  4,135,687      2,925,394     12,077,854      8,371,343
     Interest expense                                  2,006,552      1,113,114      5,264,074      2,847,851
                                                    ------------   ------------   ------------   ------------
       Revenues, net of interest expense               2,129,135      1,812,280      6,813,780      5,523,492
                                                    ------------   ------------   ------------   ------------

NON-INTEREST EXPENSES
     Employee compensation and benefits                1,024,748        850,985      3,291,814      2,680,668
     Floor brokerage, exchange and clearance fees         58,621         55,029        168,485        169,609
     Communications and technology                       126,938         97,668        349,141        296,950
     Occupancy                                            52,976         43,354        143,025        123,704
     Advertising and market development                   38,243         32,784        108,009         95,933
     Professional fees                                    78,110         60,018        197,451        168,015
     Other expenses                                       82,261         92,287        302,065        367,691
                                                    ------------   ------------   ------------   ------------
       Total non-interest expenses                     1,461,897      1,232,125      4,559,990      3,902,570
                                                    ------------   ------------   ------------   ------------

     Income before provision for income taxes            667,238        580,155      2,253,790      1,620,922
     Provision for income taxes                          229,682        201,850        762,745        565,702
                                                    ------------   ------------   ------------   ------------
     Net income                                     $    437,556   $    378,305   $  1,491,045   $  1,055,220
                                                    ============   ============   ============   ============

     Net income applicable to common shares         $    432,240   $    372,357   $  1,474,939   $  1,036,351
                                                    ============   ============   ============   ============

     Basic earnings per share                       $       3.34   $       2.96   $      11.38   $       8.22
     Diluted earnings per share                     $       3.02   $       2.69   $      10.28   $       7.42
                                                    ============   ============   ============   ============

     Weighted average common shares outstanding:
         Basic                                       132,086,016    130,194,452    132,539,603    130,716,960
         Diluted                                     148,899,406    147,051,538    149,484,747    148,041,526
                                                    ============   ============   ============   ============

     Cash dividends declared per common share       $       0.28   $       0.25   $       0.84   $       0.75
                                                    ============   ============   ============   ============

     See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                                 (Unaudited)
                                                                                  August 31,      November 30,
(in thousands, except share data)                                                    2006            2005
---------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                     $   4,725,977    $   5,859,133
   Cash and securities deposited with clearing organizations or
     segregated in compliance with federal regulations                               8,845,358        5,269,676
   Securities purchased under agreements to resell                                  40,457,197       42,647,603
   Securities received as collateral                                                17,480,124       12,426,383
   Securities borrowed                                                              73,959,757       62,915,010
   Receivables:
     Customers                                                                      29,969,736       33,254,980
     Brokers, dealers and others                                                     5,614,021        3,544,806
     Interest and dividends                                                            649,728          433,305

   Financial instruments owned, at fair value                                      111,895,526       93,364,088
   Financial instruments owned and pledged as collateral, at fair value             10,890,739       12,880,333
                                                                                 -------------    -------------
   Total financial instruments owned, at fair value                                122,786,265      106,244,421

   Assets of variable interest entities and mortgage loan special
     purpose entities                                                               25,075,409       15,151,699
   Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,115,098 and $1,011,036
     as of August 31, 2006 and November 30, 2005, respectively                         483,064          451,247
   Other assets                                                                      4,713,684        4,436,970
                                                                                 -------------    -------------
   Total Assets                                                                  $ 334,760,320    $ 292,635,233
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                                                         $  25,781,755    $  20,015,727
   Securities sold under agreements to repurchase                                   66,873,544       66,131,617
   Obligation to return securities received as collateral                           17,480,124       12,426,383
   Securities loaned                                                                10,127,250       10,104,325
   Payables:
     Customers                                                                      80,628,490       73,231,067
     Brokers, dealers and others                                                     1,619,331        2,657,178
     Interest and dividends                                                          1,026,527          796,956
   Financial instruments sold, but not yet purchased, at fair value                 41,058,913       35,004,333
   Liabilities of variable interest entities and mortgage loan
     special purpose entities                                                       24,199,703       14,321,285
   Accrued employee compensation and benefits                                        2,331,573        1,853,416
   Other liabilities and accrued expenses                                            1,709,765        1,811,898
   Long-term borrowings                                                             50,201,398       43,489,616
                                                                                 -------------    -------------
   Total Liabilities                                                               323,038,373      281,843,801
                                                                                 -------------    -------------

   Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
   Preferred stock                                                                     359,156          372,326
   Common stock, $1.00 par value; 500,000,000 shares authorized and 184,805,847
     shares issued as of both August 31, 2006 and November 30, 2005                    184,806          184,806
   Paid-in capital                                                                   4,511,041        4,109,166
   Retained earnings                                                                 8,861,718        7,492,951
   Employee stock compensation plans                                                 2,095,820        2,600,186
   Unearned compensation                                                              (146,463)        (143,302)
   Treasury stock, at cost:
     Common stock: 66,254,688 and 70,937,640 shares as of August
     31, 2006 and November 30, 2005, respectively                                   (4,144,131)      (3,824,701)
                                                                                 -------------    -------------
   Total Stockholders' Equity                                                       11,721,947       10,791,432
                                                                                 -------------    -------------
   Total Liabilities and Stockholders' Equity                                    $ 334,760,320    $ 292,635,233
                                                                                 =============    =============

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                  (Unaudited)
                                                                               Nine Months Ended
                                                                         -------------------------------
                                                                          August 31,        August 31,
(in thousands)                                                               2006             2005
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  1,491,045    $  1,055,220
   Adjustments to reconcile net income to cash used in operating activities:
       Non-cash items included in net income:
          Depreciation and amortization                                      265,040         196,330
          Deferred income taxes                                               (6,184)        (66,071)
          Employee stock compensation plans                                   15,211          48,834
   Changes in operating assets and liabilities:
     Cash and securities deposited with clearing organizations or
         segregated in compliance with federal regulations                (3,575,682)     (1,284,691)
     Securities borrowed, net of securities loaned                       (11,021,822)      7,003,958
     Net receivables from customers                                       10,682,667      (7,908,346)
     Net receivables from brokers, dealers and others                     (3,107,062)     (2,181,220)
     Financial instruments owned                                         (15,889,956)    (21,449,291)
     Other assets                                                           (447,228)       (690,020)
     Securities sold under agreements to repurchase, net of
        securities purchased under agreements to resell                    2,932,333       8,078,803
     Financial instruments sold, but not yet purchased                     5,549,652       3,098,148
     Accrued employee compensation and benefits                              466,265         200,610
     Other liabilities and accrued expenses                                  127,438         885,546
                                                                        ------------    ------------
          Cash used in operating activities                              (12,518,283)    (13,012,190)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold improvements            (144,081)       (152,876)
                                                                        ------------    ------------
          Cash used in investing activities                                 (144,081)       (152,876)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from short-term borrowings                               5,766,028       6,242,620
     Proceeds from issuance of long-term borrowings                       13,396,397      11,666,823
     Payments for retirement/repurchase of long-term borrowings           (7,574,980)     (5,781,374)
     Proceeds from issuances of derivatives with a financing element,
       net                                                                   504,928         158,563
     Issuance of common stock                                                228,326         158,382
     Cash retained resulting from tax deductibility under share-based
       payment arrangements                                                  321,432         320,698
     Redemption of preferred stock                                           (13,116)        (75,821)
     Treasury stock purchases - common stock                                (982,695)       (505,844)
     Cash dividends paid                                                    (117,112)       (105,463)
                                                                        ------------    ------------
          Cash provided by financing activities                           11,529,208      12,078,584
                                                                        ------------    ------------
       Net decrease in cash and cash equivalents                          (1,133,156)     (1,086,482)
     Cash and cash equivalents, beginning of year                          5,859,133       4,173,385
                                                                        ------------    ------------
     Cash and cash equivalents, end of period                           $  4,725,977    $  3,086,903
                                                                        ============    ============

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest were $5.61 billion and $2.86 billion during the nine months ended August 31, 2006 and 2005, respectively.

Cash payments for income taxes, net of refunds, were $592.4 million and $112.7 million for the nine months ended August 31, 2006 and 2005, respectively.

Cash payments for income taxes, net of refunds, would have been $913.8 million and $433.4 million for the nine months ended August 31, 2006 and 2005, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

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

      The Condensed Consolidated Statement of Financial Condition as of August 31, 2006, the Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2006 and August 31, 2005 and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2006 and August 31, 2005 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2005 and related information was derived from the audited consolidated financial statements.

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

      The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock-based compensation, certain accrued liabilities

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      and the potential outcome of litigation and tax matters, which may affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

      The cost related to stock-based compensation included in the determination of net income for the three and nine months ended August 31, 2006 has been fully determined under the fair value-based method, and for the three and nine months ended August 31, 2005 is less than that which would have been recognized if the fair value-based method had been applied to stock option awards since the original effective date of SFAS No. 123.

      The following table illustrates the effect on net income and earnings per share for the three and nine months ended August 31, 2005 if the fair value-based method under SFAS No. 123 had been applied to stock options granted for the year ended November 30, 2002.

                                                            Three Months     Nine Months
                                                                ended           ended
---------------------------------------------------------------------------------------------
                                                               August 31,      August 31,
(in millions, except per share amounts)                          2005            2005
---------------------------------------------------------------------------------------------
Net income, as reported                                        $   378.3  $   1,055.2

Add:
Stock-based employee compensation plans expense
included in reported net income, net of related tax effects          7.2         27.9

Deduct:
Total stock-based employee compensation plans expense
determined under the fair value based method, net of related
tax effects                                                        (10.7)       (38.4)
                                                               ---------- ------------
Pro forma net income                                           $   374.8  $   1,044.7
                                                               ========== ============

Earnings per share:
  Basic - as reported                                          $     2.96 $       8.22
  Basic - pro forma                                            $     2.94 $       8.14
  Diluted - as reported                                        $     2.69 $       7.42
  Diluted - pro forma                                          $     2.66 $       7.35
                                                               ========== ============

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

      Accounting and Reporting Developments

      In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. For newly formed and modified limited partnerships, the adoption of the EITF did not have a material impact on the consolidated financial statements of the Company. For previously existing limited partnerships, the Company does not expect the EITF consensus to have a material impact on the consolidated financial statements of the Company.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to irrevocably elect, on a deal by deal basis, to apply a fair value remeasurement to any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 is effective for the Company on December 1, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated financial statements of the Company.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated financial statements of the Company.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In April 2006, the FASB issued FASB Staff Position ("FSP") FIN No. 46
      (R)-6 "Determining the Variability to Be Considered in Applying Interpretation No. 46(R)." This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46
      (R). The variability that is considered affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. This FSP states that the variability to be considered shall be based on an analysis of the design of the entity. This analysis includes reviewing the nature of the risks in the entity as well as determining the purpose for which the entity was created. This analysis also includes a determination of the variability that the entity was designed to create and pass along to its interest holders. The Company adopted FSP FIN46(R)-6 on September 1, 2006 on a prospective basis to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN No. 46 (R) when a reconsideration event has occurred. The Company does not expect the adoption of FSP FIN46(R)-6 to have a material impact on the consolidated financial statements of the Company.

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. The Company is currently quantifying what impact, if any, the adoption of FIN 48 is expected to have on the consolidated financial statements of the Company.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing whether it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                       August 31,   November 30,
      (in thousands)                                      2006          2005
--------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS OWNED:
   US government and agency                          $  6,818,959   $  9,914,866
   Other sovereign governments                            262,385      1,159,265
   Corporate equity and convertible debt               26,756,232     18,601,132
   Corporate debt and other                            31,949,428     21,571,914
   Mortgages, mortgage- and asset-backed               41,851,588     40,297,016
   Derivative financial instruments                    15,147,673     14,700,228
                                                     ------------   ------------
                                                     $122,786,265   $106,244,421
                                                     ============   ============

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
   US government and agency                          $ 13,099,272   $ 10,115,133
   Other sovereign governments                            604,720      1,617,998
   Corporate equity and convertible debt               10,834,996      6,900,004
   Corporate debt and other                             3,590,791      3,274,034
   Mortgages, mortgage- and asset-backed                  209,039        139,988
   Derivative financial instruments                    12,720,095     12,957,176
                                                     ------------   ------------
                                                     $ 41,058,913   $ 35,004,333
                                                     ============   ============

      As of August 31, 2006 and November 30, 2005, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral" in the Condensed Consolidated Statements of Financial Condition.

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

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At August 31, 2006 and November 30, 2005, the Company's most significant concentrations are related to US government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for securities purchased under agreements to resell consists of securities issued by the US government and agencies.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged to be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three and nine months ended August 31, 2006 and 2005.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at August 31, 2006 and November 30, 2005 was approximately 120 days and 90 days, respectively. These retained interests are included in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's securitization activities are detailed below:


                                         Agency       Other Mortgage-
(in billions)                        Mortgage-Backed  and Asset-Backed   Total
--------------------------------------------------------------------------------
Total securitizations
   Nine months ended August 31, 2006     $  17.6      $  73.9      $  91.5
   Nine months ended August 31, 2005     $  20.5      $  69.7      $  90.2
Retained interests
   As of August 31, 2006                 $   2.6      $   4.2      $   6.8 (1)
   As of November 30, 2005               $   1.8      $   3.7      $   5.5 (2)
--------------------------------------------------------------------------------

      (1) Includes approximately $1.1 billion in non-investment-grade and unrated retained interests.

      (2) Includes approximately $0.8 billion in non-investment-grade and unrated retained interests.

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the nine months ended August 31, 2006 and August 31, 2005:

                                         Agency       Other Mortgage-
(in Millions)                        Mortgage-Backed  and Asset-Backed   Total
--------------------------------------------------------------------------------
Cash flows received from retained interests
   Nine months ended August 31, 2006          $  208.4    $  670.9    $  879.3
   Nine months ended August 31, 2005          $  288.9    $  240.5    $  529.4
Cash flows from servicing
   Nine months ended August 31, 2006          $    0.1    $   55.9    $   56.0
   Nine months ended August 31, 2005          $    0.7    $   34.4    $   35.1
--------------------------------------------------------------------------------

      The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests use discount rates that are based on the Treasury curve plus a spread. Key points on the constant maturity Treasury curve at August 31, 2006 were 4.78% for 2-year Treasuries and 4.80% for 10-year Treasuries, and ranged from 4.64% to 5.08%. These models also consider prepayment speeds as well as credit losses. Credit losses are considered through option-adjusted spreads that also incorporate additional factors such as liquidity and optionality.

      Key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at August 31, 2006 were as follows:

                                             Agency            Other Mortgage-
                                         Mortgage-Backed      and Asset-Backed
--------------------------------------------------------------------------------
 Weighted average life (years)                  7.1                   3.3
 Average prepayment speeds (annual rate)       7%-30%                8%-51%
 Credit losses                                    -                  0%-9%
--------------------------------------------------------------------------------

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following hypothetical sensitivity analysis as of August 31, 2006 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment and other pertinent market factors. Actual credit losses on retained interests have not been significant.

                                                Agency        Other Mortgage-
(in millions)                               Mortgage-Backed   and Asset-Backed
--------------------------------------------------------------------------------
Interest rates
   Impact of 50 basis point adverse change    $  (61.8)      $  (89.4)
   Impact of 100 basis point adverse change     (129.5)        (203.3)
--------------------------------------------------------------------------------
Prepayment speeds
   Impact of 10% adverse change                   (2.9)         (34.9)
   Impact of 20% adverse change                   (5.0)         (66.2)
--------------------------------------------------------------------------------
Credit spread
   Impact of 10% adverse change                   (6.4)         (76.2)
   Impact of 20% adverse change                  (12.7)        (146.5)
--------------------------------------------------------------------------------

      In the normal course of business, the Company originates and purchases conforming and non-conforming, conventional fixed-rate and adjustable-rate residential mortgage loans and sells such loans to investors. In connection with these activities, the Company may retain MSRs that entitle the Company to a future stream of cash flows based on the contractual servicing fee. In addition, the Company may purchase and sell MSRs. At August 31, 2006, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                      Fixed-     Adjustable-Rate
                                       Sub-          Rate Prime      Prime &
(in millions)                      Prime Loans     & Alt-A Loans    Alt-A Loans
--------------------------------------------------------------------------------
Fair Value of MSRs                  $    154.0     $      98.7      $    215.7

Constant prepayment rate (in CPR)     17% - 42%       13% - 38%       20% - 56%

Impact on fair value of:
   5 CPR adverse change             $    (16.6)     $     (9.2)     $    (11.6)
   10 CPR adverse change                 (30.2)          (16.3)          (19.8)

Discount Rate                               15%             13%             13%

Impact on fair value of:
   5% adverse change                $    (12.3)     $     (9.1)     $    (11.0)
   10% adverse change                    (22.5)          (17.2)          (22.6)
--------------------------------------------------------------------------------

      The previous tables should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the tables. Changes in fair value based on adverse variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the tables do not consider the change in fair value of hedging positions, which would generally offset the changes detailed in the tables, nor do they consider any corrective action that the Company may take in response to changes in these conditions. The impact of hedges is not presented because hedging positions are established on a portfolio level and allocating the impact would not be practicable.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company's MSRs activities for the nine months ended August 31, 2006 and 2005 were as follows:

                                 August 31,  August 31,
      (in millions)                 2006       2005
------------------------------------------------------
Balance, beginning of period      $  431.1    $  230.2
  Additions                          280.6       287.8
  Sales                              (99.3)      (47.1)
  Amortization                      (143.3)      (93.6)
  (Impairment)/Recovery               (0.7)        2.7
                                  --------    --------
Balance, end of period            $  468.4    $  380.0
                                  ========    ========

Changes in the MSR valuation allowance for the nine months ended August 31, 2006 and 2005 were as follows:

                               August 31,  August 31,
      (in millions)               2006       2005
-----------------------------------------------------
Balance, beginning of period   $ (10.6)     $ (33.7)
  (Impairment)/Recovery           (0.7)         2.7
                               -------      -------
Balance, end of period         $ (11.3)     $ (31.0)
                               =======      =======

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

      The Company has a limited number of mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140 because the securitization vehicles were not QSPEs. The assets in these mortgage securitizations approximated $12.0 billion and $5.3 billion at August 31, 2006 and November 30, 2005, respectively. At August 31, 2006 and November 30, 2005, the Company's maximum exposure to loss as a result of its relationship with mortgage securitizations is approximately $486.2 million and $299.4 million, respectively, which represents the fair value of its interests in the mortgage securitizations.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company has retained call options on a limited number of securitization transactions that require the Company to continue recognizing the assets subject to the call options. The total assets in these transactions approximated $11.2 billion and $8.7 billion, at August 31, 2006 and November 30, 2005, respectively.

      Assets held by VIEs, which are currently consolidated because the Company is the primary beneficiary, approximated $1.4 billion and $1.2 billion at August 31, 2006 and November 30, 2005, respectively. At August 31, 2006 and November 30, 2005, the Company's maximum exposure to loss as a result of its relationship with these VIEs is approximately $375.6 million and $531.0 million, respectively, which represents the fair value of its interests in the VIEs.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations or asset securitizations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs have assets approximating $10.9 billion and $4.7 billion at August 31, 2006 and November 30, 2005, respectively. At August 31, 2006 and November 30, 2005, the Company's maximum exposure to loss from these entities approximated $141.0 million and $29.6 million, respectively, which represents the fair value of its interests and is reflected on the Condensed Consolidated Statements of Financial Condition.

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

      The Company was the general partner of certain limited partnerships in which the limited partners did not have sufficient voting or control rights. Under EITF No. 04-5, the Company was required to consolidate these limited partnerships. The assets held by the limited partnerships approximated $422.8 million as of August 31, 2006. The Company's maximum exposure to loss as a result of its relationship with these limited partnerships is approximately $13.9 million as of August 31, 2006, which represents the fair value of its interests and is reflected on the Condensed Consolidated Statements of Financial Condition.

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

      At August 31, 2006 and November 30, 2005, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $258.8 billion and $254.6 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $183.5 billion and $184.3 billion were delivered or repledged at August 31, 2006 and November 30, 2005, respectively.

      The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $29.8 billion and $20.8 billion at August 31, 2006 and November 30, 2005, respectively.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    LONG-TERM BORROWINGS

      The Company's long-term borrowings (which have original maturities of at least 12 months) at August 31, 2006 and November 30, 2005 consisted of the following:

                                             August 31,    November 30,
      (in thousands)                            2006          2005
      ----------------------------------------------------------------
      Fixed rate notes due 2006 to 2036      $21,108,324   $21,973,171
      Floating rate notes due 2006 to 2036    20,570,080    14,208,786
      Index/equity/credit-linked notes         8,522,994     7,307,659
                                             -----------   -----------
      Total long-term borrowings             $50,201,398   $43,489,616
                                             ===========   ===========

      The Company's long-term borrowings include fair value adjustments in accordance with SFAS No. 133. During the nine months ended August 31, 2006, the Company issued and retired/repurchased $13.4 billion and $7.6 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4.2 years at August 31, 2006.

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

      The computations of basic and diluted EPS are set forth below:

                                                            Three Months Ended          Nine Months Ended
----------------------------------------------------------------------------------------------------------------
                                                        August 31,     August 31,     August 31,     August 31,
(in thousands, except per share amounts)                   2006           2005           2006          2005
----------------------------------------------------------------------------------------------------------------
Net income                                              $   437,556    $   378,305    $ 1,491,045    $ 1,055,220
Preferred stock dividends                                    (5,316)        (5,948)       (16,106)       (18,869)
Redemption of preferred stock                                    28              -             55              -
Income adjustment (net of tax) applicable to deferred
  compensation arrangements-vested shares                     8,793         13,659         33,166         38,520
                                                        -----------    -----------    -----------    -----------
Net earnings used for basic EPS                             441,061        386,016      1,508,160      1,074,871
Income adjustment (net of tax) applicable to deferred
  compensation arrangements-nonvested shares                  8,057          8,903         28,523         23,740
                                                        -----------    -----------    -----------    -----------
Net earnings used for diluted EPS                       $   449,118    $   394,919    $ 1,536,683    $ 1,098,611
                                                        ===========    ===========    ===========    ===========

Total basic weighted average common
  shares outstanding (1)                                    132,086        130,194        132,540        130,717
                                                        -----------    -----------    -----------    -----------
Effect of dilutive securities:
  Employee stock options                                      5,966          3,949          5,842          4,066
  CAP and restricted units                                   10,847         12,909         11,103         13,259
                                                        -----------    -----------    -----------    -----------
Dilutive potential common shares                             16,813         16,858         16,945         17,325
                                                        -----------    -----------    -----------    -----------
Weighted average number of common shares
  outstanding and dilutive potential common shares          148,899        147,052        149,485        148,042
                                                        ===========    ===========    ===========    ===========

Basic EPS                                               $      3.34    $      2.96    $     11.38    $      8.22
Diluted EPS                                             $      3.02    $      2.69    $     10.28    $      7.42
                                                        ===========    ===========    ===========    ===========

      (1) Includes 12,949,398 and 17,313,461 vested units for the three months ended August 31, 2006 and August 31, 2005, respectively, and 12,059,414 and 18,351,893 vested units for the nine months ended August 31, 2006 and August 31, 2005, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    REGULATORY REQUIREMENTS

      Effective December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of August 31, 2006, the Company was in compliance with the CSE capital requirements.

      Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Effective December 1, 2005, the SEC approved Bear Stearns' use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At August 31, 2006, Bear Stearns' net capital of $5.55 billion exceeded the minimum requirement by $5.00 billion. Bear Stearns' net capital computation, as defined, includes $830.4 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

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

      Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, offers a range of trust, lending and securities-clearance services. CTC provides the Company with banking powers including access to the securities and funds-wire services of the Federal Reserve System. CTC is subject to the regulatory capital requirements of the FDIC.

      At August 31, 2006, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC are in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2006, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

10.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At August 31, 2006, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2006 through 2010 and the aggregate amount thereafter, are as follows:



      (in thousands)
      -----------------------------
      FISCAL YEAR
      2006 (remaining)   $   20,490
      2007                   89,547
      2008                   90,972
      2009                   86,845
      2010                   89,427
      Thereafter            572,002
                         ----------
       Total             $  949,283
                         ==========

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $3.2 billion and $2.4 billion at August 31, 2006 and November 30, 2005, respectively. Of these amounts, approximately $825.0 million and $652.5 million were economically hedged at August 31, 2006 and November 30, 2005, respectively. Lending-related commitments to non-investment-grade borrowers approximated $2.5 billion and $1.4 billion at August 31, 2006 and November 30, 2005, respectively.

      The Company also had contingent commitments to investment-grade and non-investment-grade companies of approximately $5.2 billion and $3.9 billion as of August 31, 2006 and November 30, 2005, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At August 31, 2006 and November 30, 2005, such commitments aggregated $729.2 million and $222.1 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2017.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase new issues of securities aggregating $218.1 million and $943.1 million, respectively, at August 31, 2006 and November 30, 2005.

      Commercial and Residential Loans

      The Company participates in the acquisition, origination, securitization, servicing, financing and disposition of commercial and residential loans. At August 31, 2006 and November 30, 2005, the Company had entered into commitments to purchase or finance mortgage loans of $4.8 billion and $5.1 billion, respectively.

      Letters of Credit

      At August 31, 2006 and November 30, 2005, the Company was contingently liable for unsecured letters of credit of approximately $3.2 billion and $2.5 billion, respectively, and letters of credit of $1.8 billion and $985.6 million, respectively, secured by financial instruments, primarily used to provide collateral for securities borrowed and to satisfy margin requirements at option and commodity exchanges.

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

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $98.1 million and $159.8 million, respectively, at August 31, 2006 and November 30, 2005.

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of August 31, 2006:


                                                   Amount of Guarantee Expiration Per Period
                                            -------------------------------------------------------
                                             Less Than    One to Three  Three to Five  Greater than
(in millions)                                 One Year        Years        Years       Five Years     Total
------------------------------------------------------------------------------------------------------------
Certain derivative contracts (notional)(1)     $ 97,825   $  359,721   $  284,368   $  443,378   $1,185,292
Municipal securities                              2,459          388            -            -        2,847
Residual value guarantee                              -            -          570            -          570
------------------------------------------------------------------------------------------------------------

      (1) The carrying value of these derivatives approximated $1.3 billion as of August 31, 2006.

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

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivative contracts are recorded at fair value, which approximated $1.3 billion at August 31, 2006.

      In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivative contracts and security positions.

      Municipal Securities

      In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at August 31, 2006 was approximately $2.85 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $2.94 billion at August 31, 2006.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 12, 2011 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of August 31, 2006, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

      Indemnifications

      The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions, including certain asset sales and securitizations and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. To mitigate these risks with respect to assets being securitized that have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from such third-party originators upon acquisition of such assets. The Company generally performs due diligence on assets purchased and maintains underwriting standards for assets originated. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse interpretation of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                     Three Months ended           Nine Months ended
                                -------------------------------------------------------
                                August 31,     August 31,      August 31,     August 31,
(in thousands)                    2006            2005            2006          2005
---------------------------------------------------------------------------------------
NET REVENUES
Capital Markets
  Institutional Equities        $   435,543   $   333,620    $ 1,478,506    $ 1,037,013
  Fixed Income                      877,910       739,242      2,933,956      2,412,762
  Investment Banking                232,253       299,935        807,252        749,264
                                -----------   -----------    -----------    -----------
   Total Capital Markets          1,545,706     1,372,797      5,219,714      4,199,039

Global Clearing Services            269,351       258,042        822,866        804,594

Wealth Management
  Private Client Services (1)       127,304       113,897        384,987        333,409
  Asset Management                  104,040        55,686        220,697        161,149
                                -----------   -----------    -----------    -----------
   Total Wealth Management          231,344       169,583        605,684        494,558

Other (2)                            82,734        11,858        165,516         25,301

                                -----------   -----------    -----------    -----------
     Total net revenues         $ 2,129,135   $ 1,812,280    $ 6,813,780    $ 5,523,492
                                ===========   ===========    ===========    ===========
PRE-TAX INCOME
Capital Markets                 $   499,824   $   492,155    $ 1,836,580    $ 1,429,614
Global Clearing Services            113,968       127,486        382,585        408,249
Wealth Management                    20,737         4,894         39,593         25,927
Other (2)                            32,709       (44,380)        (4,968)      (242,868)
                                -----------   -----------    -----------    -----------
     Total pre-tax income       $   667,238   $   580,155    $ 2,253,790    $ 1,620,922
                                ===========   ===========    ===========    ===========


                                                Three Months ended                        Nine Months ended
                                       -------------------------------------   ---------------------------------------
                                          August 31,          August 31,          August 31,           August 31,
                                              2006                2005                2006                 2005
                                       -----------------   -----------------   -----------------   -------------------
(1) Private Client Services detail:

Gross revenues, before
  transfer to Capital Markets segment  $         148,404   $         138,987   $         454,496   $           402,566

Revenue transferred
  to Capital Markets segment                     (21,100)            (25,090)            (69,509)              (69,157)
                                       -----------------   -----------------   -----------------   -------------------
Private Client Services net revenues   $         127,304   $         113,897   $        $384,987   $           333,409
                                       =================   =================   =================   ===================

(2) Includes consolidation and elimination entries, unallocated revenues (predominantly interest), and certain corporate administrative functions, including certain legal costs and costs related to the CAP Plan. CAP Plan costs were $29.5 million and $39.5 million for the three months ended August 31, 2006 and August 31, 2005, respectively and $108.0 million and $109.0 million for the nine months ended August 31, 2006 and August 31, 2005, respectively.

                                                                   As of
                                          -----------------------------------------------------------
                                             August 31,         November 30,         August 31,
(in thousands)                                  2006                2005                2005
-----------------------------------------------------------------------------------------------------
SEGMENT ASSETS

Capital Markets                           $    225,635,555    $    195,292,625    $    186,104,876
Global Clearing Services                        98,194,112          85,625,396          88,909,593
Wealth Management                                3,032,653           2,751,749           2,440,003
Other                                            7,898,000           8,965,463           7,072,216
-----------------------------------------------------------------------------------------------------
  Total segment assets                    $    334,760,320    $    292,635,233    $    284,526,688
=====================================================================================================

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   To the Board of Directors and Stockholders of

   The Bear Stearns Companies Inc.

   We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of August 31, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended August 31, 2006 and 2005 and cash flows for the nine-month periods ended August 31, 2006 and 2005. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

   We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

   We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2005, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein) included in The Bear Stearns Companies Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A; and in our report dated February 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

   /s/ Deloitte & Touche LLP


   New York, New York
   October 9, 2006

                    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; and Bear Stearns Commercial Mortgage, Inc. and through its majority owned subsidiary Bear Hunter Holdings LLC. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three and nine months of 2006 and 2005 refer to the three and nine months ended August 31, 2006 and August 31, 2005, respectively, and all references to quarters are to the Company's fiscal quarters.

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

EXECUTIVE OVERVIEW

Summary of Results

Revenues, net of interest expense ("net revenues") for the three months ended August 31, 2006 increased 17.5% to $2.13 billion from $1.81 billion for the three months ended August 31, 2005, while pre-tax earnings increased 15.0% during the same period. The pre-tax profit margin for the 2006 quarter decreased to 31.3% when compared with 32.0% in the 2005 quarter. Annualized return on average common equity was 15.8% for the quarter ended August 31, 2006 versus 16.9% in the prior year quarter.

Capital Markets net revenues increased 12.6% to $1.55 billion for the 2006 quarter compared to $1.37 billion for the 2005 quarter. Within the Capital Markets segment, institutional equities net revenues increased 30.6% to $435.5 million for the 2006 quarter from $333.6 million for the 2005 quarter. Energy and commodity revenues contributed to the increase in institutional equities net revenues, reflecting gains from the sale of certain commodity assets. Equity derivatives net revenues increased on strong market conditions and active institutional and corporate customer volumes. International equity sales and trading net revenues also increased, benefiting from continued strength in European and Asian equities. Fixed income net revenues increased 18.8% to $877.9 million for the 2006 quarter from $739.2 million for the 2005 quarter. The Company's credit derivatives business reached record levels in the 2006 quarter on higher levels of customer activity. Net revenues from the leveraged finance area also increased on higher levels of acquisition related finance activity. Mortgage-backed securities revenues increased despite the 175 basis point increase in short-term rates and significant flattening of the yield curve. Commercial mortgage and collateralized debt obligations ("CDO") net revenues increased significantly when compared to the prior year quarter as securitization volumes rose on favorable investor demand and market share gains. Investment banking revenues decreased 22.6% to $232.3 million for the 2006 quarter from $299.9 million for the 2005 quarter, primarily reflecting a decrease in merchant banking revenues as well as a decrease in equity underwriting activity as the volume of lead and co-managed initial public offerings ("IPO") and equity follow-on offerings declined in a less favorable market environment. These declines in investment banking were partially offset by an increase in mergers and acquisitions ("M&A") fees resulting from higher levels of completed M&A activity.

Global Clearing Services net revenues increased 4.4% to $269.4 million for the 2006 quarter from $258.0 million for the 2005 quarter. An increase in average customer margin and short sale balances contributed to an increase in net interest revenues, partially offset by a decline in commission revenues.

Wealth Management net revenues increased 36.4% to $231.3 million for the 2006 quarter from $169.6 million for the 2005 quarter, reflecting growth in fee-based assets in the Company's private client services ("PCS") business. Asset management revenues also increased in the 2006 quarter, primarily due to increased performance fees on proprietary hedge fund products and increased management fees on higher levels of assets under management.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Fiscal 2006 Quarter

The business environment during the third quarter ended August 31, 2006 was generally favorable due to a combination of factors including an expanding US economy, low interest rates and low unemployment. The Federal Reserve Board (the "Fed") met twice during the quarter and raised the federal funds rate from 5.00% to 5.25% during its first meeting and kept the federal funds rate unchanged at 5.25% at its second meeting citing moderating economic growth from its strong pace earlier in the year, a gradual cooling of the housing market and higher energy prices. In August 2006, the unemployment rate was at 4.7%, up from 4.6% at the end of the second quarter. Oil prices declined slightly to close at $70 a barrel at the end of August, down 1.4% from the prior quarter's close of $71.

The major indices were all up during the third quarter of 2006. The Dow Jones Industrial Average ("DJIA"), Nasdaq Composite Index ("NASDAQ") and Standard & Poor's 500 Index ("S&P 500") increased 1.9%, 0.2% and 2.7%, respectively. Average daily trading volume on the Nasdaq and New York Stock Exchange ("NYSE") increased 14.9% and 12.8%, respectively, in the 2006 quarter, compared to the 2005 quarter. Industry-wide US announced M&A volumes increased 25.3% while industry-wide US-completed M&A volumes decreased 19.2% compared to the comparable prior year quarter. Total equity issuance volumes decreased 27.0% industry-wide while IPO volumes decreased 55.4% industry-wide compared to the 2005 quarter.

Fixed income activity continued to be robust during the 2006 quarter compared with the comparable prior year quarter despite the increase in short-term interest rates and a flattening yield curve. Long-term interest rates, as measured by the 10-year Treasury bond, decreased during the 2006 quarter. The 10-year Treasury bond yield decreased to 4.73% at the end of the 2006 quarter from 5.11% at the beginning of the quarter. The housing market experienced declines in refinancing and purchasing levels during the 2006 quarter. Overall, US mortgage-backed securities new issue volume decreased 3.9% industry-wide during the 2006 quarter compared with the 2005 quarter. Agency collateralized mortgage obligation ("CMO") volumes increased 8.2%, while non-agency mortgage-backed and commercial mortgage-backed origination volumes decreased approximately 0.1% and 32.4%, respectively, industry-wide during the 2006 quarter from the levels reached in the 2005 quarter.

Fiscal 2005 Quarter

The business environment during the Company's third quarter ended August 31, 2005 was generally favorable due to a combination of factors including an expanding US economy, continued low interest rates and low inflation. Favorable job reports and an active housing market provided ongoing support to economic activity. The unemployment rate dropped to 4.9% in August 2005. Oil prices, however, soared during the 2005 quarter. The price per barrel increased from $54 at the beginning of the quarter to $69 at August 31, 2005 raising concerns about the effect on overall economic activity. The Fed met twice during the quarter and continued its measured pace of interest rate increases, raising the federal funds rate, in 25 basis point increments, from 3.00% to 3.50%. They were the 9th and 10th straight 25 basis point increase since June 2004.

The major equity indices all increased during the third quarter of 2005. The DJIA, the NASDAQ and the S&P 500 increased 0.1%, 4.1% and 2.4%, respectively, during the 2005 quarter, compared to the 2004 quarter. Average daily trading volume on the NYSE and Nasdaq increased 8.3% and 5.3%, respectively, compared to the 2004 quarter. Industry-wide announced M&A volumes increased 35.9% while industry-wide completed M&A volumes increased 31.3% in the 2005 quarter compared to the 2004 quarter. Total equity issuance increased 38.5% in the 2005 quarter compared with the 2004 quarter.

Fixed income activity was robust during the 2005 quarter despite a more challenging environment associated with higher short-term interest rates and a flattening yield curve. While the Fed continued to raise the federal funds rate during the 2005 quarter, long-term interest rates, as measured by the 10-year Treasury bond, remained relatively stable during the 2005 quarter. The 10-year Treasury bond yield was 4.01% at the end of the third quarter, approximately the same level it was at the beginning of the quarter. The mortgage purchase index increased approximately 11% compared to the 2004 quarter reflecting low interest rates and the strong home purchasing market. Agency CMO and non-agency volumes continued to achieve high levels during the quarter. Overall mortgage-backed securities new issue volume increased 7.6% during the 2005 quarter compared with the 2004 quarter.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company's financial results:


                                                         Three Months Ended                         Nine Months Ended
(in thousands, except per share amounts,      ------------------------------------------------------------------------------------
pre-tax profit margin and return on average    August 31,      August 31,                 August 31,      August 31,
common equity)                                    2006            2005      % Increase       2006            2005      % Increase
--------------------------------------------  ------------   ------------   ----------  -------------   -------------   ----------
Revenues, net of interest expense             $  2,129,135   $  1,812,280         17.5%  $  6,813,780    $  5,523,492         23.4%
Income before provision for income taxes      $    667,238   $    580,155         15.0%  $  2,253,790    $  1,620,922         39.0%
Net Income                                    $    437,556   $    378,305         15.7%  $  1,491,045    $  1,055,220         41.3%
Diluted earnings per share                    $       3.02   $       2.69         12.3%  $      10.28    $       7.42         38.5%
Pre-tax profit margin                                 31.3%          32.0%                       33.1%           29.3%
Return on average common equity (annualized)          15.8%          16.9%                       18.7%           16.1%
--------------------------------------------  ------------   ------------   ----------  -------------   -------------   ----------

The Company reported net income of $437.6 million, or $3.02 per share (diluted), for the 2006 quarter, which represented an increase of 15.7% from $378.3 million, and an increase of 12.3% from $2.69 per share (diluted), for the 2005 quarter. Net revenues increased 17.5% to $2.13 billion for the 2006 quarter from $1.81 billion for the 2005 quarter, due to increases in principal transactions revenues, net interest revenues, and asset management and other revenues, partially offset by decreases in investment banking revenues and commission revenues.

The Company reported net income of $1.49 billion, or $10.28 per share (diluted), for the nine months ended August 31, 2006, which represented an increase of 41.3% from $1.06 billion, and 38.5% from $7.42 per share (diluted), for the nine months ended August 31, 2005. Net revenues increased 23.4% to $6.81 billion for the 2006 period from $5.52 billion for the 2005 period, due to increases in principal transactions revenues, net interest revenues, investment banking revenues, and asset management and other revenues, partially offset by a decrease in commission revenues.

The Company's commission revenues by reporting category were as follows:


                           Three Months Ended                      Nine Months Ended
                     -----------------------------------------------------------------------------
                      August 31,   August 31,   % Increase/   August 31,   August 31,  % Increase/
(in thousands)          2006         2005       (Decrease)      2006         2005       (Decrease)
-----------------    ----------   ----------   -----------   ----------   ----------   -----------
Institutional        $  193,203   $  188,600      2.4 %      $  587,179   $  581,938       0.9 %
Clearance                54,882       62,882     (12.7%)        176,685      197,494      (10.5%)
Retail                   31,948       39,317     (18.7%)        107,491      122,352      (12.1%)
-----------------    ----------   ----------   -----------   ----------   ----------   -----------
Total commissions    $  280,033   $  290,799      (3.7%)     $  871,355   $  901,784       (3.4%)
=================    ==========   ==========   ===========   ==========   ==========   ===========

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

Commission revenues decreased 3.7% to $280.0 million for the 2006 quarter from $290.8 million for the 2005 quarter. Institutional commissions increased 2.4% to $193.2 million for the 2006 quarter from $188.6 million for the 2005 quarter due to increased average trading volumes. Clearance commissions decreased 12.7% to $54.9 million for the 2006 quarter from $62.9 million for the 2005 quarter, reflecting lower volumes and average rates from prime brokerage clients and lower average rates from fully disclosed clients. Retail commissions were $31.9 million in the 2006 quarter, down 18.7% from $39.3 million in the 2005 quarter due to the business shifting some accounts from a commission to fee-based structure.

Commission revenues decreased 3.4% to $871.4 million for the nine months ended August 31, 2006 from $901.8 million for the 2005 period. Institutional commissions increased 0.9% to $587.2 million for the 2006 period from $581.9 million for the 2005 period due to increased average trading volumes. Clearance commissions decreased 10.5% to $176.7 million for the 2006 period from $197.5 million for the 2005 period, reflecting lower volumes and average rates from prime brokerage clients and lower average rates from fully disclosed clients. Retail commissions decreased 12.1% to $107.5 million in the 2006 period from $122.4 million in the 2005 period due to the business shifting some accounts from a commission to fee-based structure.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal transactions revenues by reporting category were as follows:

                                        Three Months Ended                      Nine Months Ended
                               ------------------------------------------------------------------------------
                               August 31,   August 31,                  August 31,   August 31,
(in thousands)                    2006         2005      % Increase        2006         2005      % Increase
----------------------------   ----------   ----------   -----------    ----------   ----------   -----------
Fixed income                   $  789,335   $  694,812          13.6%   $2,655,894   $2,242,740          18.4%
Equities                          304,662      188,330          61.8%    1,081,013      599,214          80.4%
----------------------------   ----------   ----------   -----------    ----------   ----------   -----------
Total principal transactions   $1,093,997   $  883,142          23.9%   $3,736,907   $2,841,954          31.5%
============================   ==========   ==========   ===========    ==========   ==========   ===========

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

Revenues from principal transactions increased 23.9% to $1.09 billion for the 2006 quarter from $883.1 million for the 2005 quarter. Fixed income revenues increased 13.6% to $789.3 million for the 2006 quarter from $694.8 million for the 2005 quarter. Net revenues from the Company's credit derivatives area increased, as a result of increased customer volumes. Net revenues from the Company's leveraged finance area also increased. Mortgage-backed securities revenues continued to be strong in the 2006 quarter. While revenues from agency and non-agency mortgage-backed securities were largely unchanged in the 2006 quarter compared with the 2005 quarter, revenues from commercial mortgages and CDO's increased on higher securitization volumes reflecting favorable investor demand and market share gains. Revenues derived from equities activities increased 61.8% to $304.7 million for the 2006 quarter from $188.3 million for the 2005 quarter. The 2006 quarter included significant gains on the Company's sale of certain commodity assets. Net revenues from the equity derivatives business area rose as a result of increased customer demand. Net revenues from the Company's international equity sales and trading also rose, reflecting continued strength in European and Asian equities. In addition, net revenues from the risk arbitrage business increased on higher global announced M&A volumes.

Revenues from principal transactions increased 31.5% to $3.74 billion for the nine months ended August 31, 2006 from $2.84 billion for the comparable prior year period. Fixed income revenues increased 18.4% to $2.66 billion for the 2006 period from $2.24 billion for the comparable prior year period. Mortgage-backed securities revenues increased in the 2006 period when compared to the 2005 period on higher origination volumes from asset-backed securities and adjustable rate mortgage ("ARM") securities and increased secondary trading revenues, particularly in non-agency mortgage-backed securities and ARMS. Net revenues from distressed trading also contributed to the increase in fixed income revenues as corporate credit spreads tightened during the 2006 period. Additionally, credit derivatives net revenues rose on increased customer activities reflecting favorable market conditions. Revenues derived from equities activities increased 80.4% to $1.08 billion for the 2006 period from $599.2 million for the 2005 period. The 2006 period also included gains on the Company's sale of certain commodity assets as well as gains on the Company's investment in NYSE Group Inc. Net revenues from equity derivatives rose on increased customer activity. Net revenues from the Company's international equity sales and trading area also rose, reflecting higher trading volumes as well as market share gains in both European and Asian equities. In addition, net revenues from the risk arbitrage business increased on higher global announced M&A volumes.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's investment banking revenues by reporting category were as follows:


                                    Three Months Ended                         Nine Months Ended
                           -------------------------------------------------------------------------------
                           August 31,   August 31,   % Increase/     August 31,   August 31,   % Increase/
(in thousands)                2006         2005      (Decrease)         2006         2005      (Decrease)
------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Underwriting               $   86,280   $  114,509         (24.7%)   $  349,779   $  366,547          (4.6%)
Advisory and other fees       187,334      108,290          73.0%       512,881      285,639          80.0%
Merchant banking                9,893       93,098         (89.4%)       76,850      147,847         (48.0%)
------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Total investment banking   $  283,507   $  315,897         (10.3%)   $  939,510   $  800,033          17.4%
========================   ==========   ==========   ===========     ==========   ==========   ===========

Investment banking revenues decreased 10.3% to $283.5 million for the 2006 quarter from $315.9 million for the 2005 quarter. Underwriting revenues decreased 24.7% to $86.3 million for the 2006 quarter from $114.5 million for the 2005 quarter. Equity underwriting revenues decreased as lower levels of equity underwriting activity reflected a less favorable market environment. Advisory and other fees increased 73.0% to $187.3 million for the 2006 quarter from $108.3 million for the 2005 quarter, reflecting an increase in completed M&A assignments. In addition, mortgage servicing revenues increased during the 2006 quarter, reflecting growth in loan servicing volumes. Merchant banking revenues, which include realized and unrealized investment gains and performance fees on managed merchant banking funds, decreased 89.4% to $9.9 million for the 2006 quarter from $93.1 million for the 2005 quarter, reflecting lower net gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Investment banking revenues increased 17.4% to $939.5 million for the nine months ended August 31, 2006 from $800.0 million for the nine months ended August 31, 2005. Underwriting revenues decreased 4.6% to $349.8 million for the 2006 period from $366.5 million for the 2005 period, primarily due to lower levels of equity underwriting activity. Advisory and other fees increased 80.0% to $512.9 million for the 2006 period from $285.6 million for the 2005 period, reflecting a significant increase in completed M&A assignments as well as an increase in mortgage servicing fees. Merchant banking revenues decreased 48.0% to $76.9 million for the 2006 period from $147.8 million for the 2005 period, reflecting lower net gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Net interest revenues (interest and dividend revenue less interest expense) increased 37.0% to $316.4 million for the 2006 quarter from $231.0 million for the 2005 quarter. The increase in net interest revenues was primarily attributable to higher average customer margin and short sale balances and improved net interest margins and asset liability composition. Average customer margin debt balances increased 8.5% to $68.8 billion for the 2006 quarter from $63.4 billion for the 2005 quarter. Average customer short balances increased 1.0% to $82.1 billion for the 2006 quarter from $81.3 billion for the 2005 quarter and average securities borrowed balances decreased 2.5% to $54.7 billion for the 2006 quarter from $56.1 billion for the 2005 quarter.

Net interest revenues increased 25.9% to $893.8 million for the nine months ended August 31, 2006 from $709.6 million for the nine months ended August 31, 2005. The increase in net interest revenues was primarily attributable to improved net interest margins. Average customer margin debt balances increased 4.5% to $67.2 billion for the 2006 period from $64.4 billion for the 2005 period. Average customer short balances decreased 8.5% to $80.2 billion for the 2006 period from $87.7 billion for the 2005 period and average securities borrowed balances decreased 15.7% to $54.1 billion for the 2006 period from $64.3 billion for the 2005 period.

Asset management and other revenues increased 69.6% to $155.2 million for the 2006 quarter from $91.5 million for the 2005 quarter. Asset management and other revenues increased 37.8% to $372.2 million for the nine months ended August 31, 2006 from $270.1 million for the nine months ended August 31, 2005. These increases were due to increased performance fees on proprietary hedge fund products and increased management fees on traditional assets under management. Private client services net revenues also increased due to higher levels of fee-based assets.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                       Three Months Ended                        Nine Months Ended
                                               -------------------------------------------------------------------------------
                                               August 31,   August 31,   % Increase/     August 31,   August 31,   % Increase/
(in thousands)                                    2006         2005      (Decrease)         2006         2005      (Decrease)
--------------------------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Employee compensation and benefits             $1,024,748   $  850,985          20.4%    $3,291,814   $2,680,668          22.8%
Floor brokerage, exchange and clearance fees       58,621       55,029           6.5%       168,485      169,609          (0.7%)
Communications and technology                     126,938       97,668          30.0%       349,141      296,950          17.6%
Occupancy                                          52,976       43,354          22.2%       143,025      123,704          15.6%
Advertising and market development                 38,243       32,784          16.7%       108,009       95,933          12.6%
Professional fees                                  78,110       60,018          30.1%       197,451      168,015          17.5%
Other expenses                                     82,261       92,287         (10.9%)      302,065      367,691         (17.8%)
--------------------------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Total non-interest expenses                    $1,461,897   $1,232,125          18.6%    $4,559,990   $3,902,570          16.8%
============================================   ==========   ==========   ===========     ==========   ==========   ===========

Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including CAP units, restricted stock units and option awards. Employee compensation and benefits increased 20.4% to $1.02 billion for the 2006 quarter from $851.0 million for the 2005 quarter, and increased 22.8% to $3.29 billion for the nine months ended August 31, 2006 from $2.68 billion for the nine months ended August 31, 2005, primarily due to higher discretionary compensation associated with the increase in net revenues. Employee compensation and benefits as a percentage of net revenues increased to 48.1% for the 2006 quarter from 47.0% for the 2005 quarter, and decreased to 48.3% for the nine months ended August 31, 2006 from 48.5% for the nine months ended August 31, 2005. Full-time employees increased to 13,134 at August 31, 2006 from 11,498 at August 31, 2005. The growth in headcount is primarily due to the expansion of the Company's fixed income, wealth management, global clearing and derivatives areas, resulting from increased business activities and growth initiatives.

Non-compensation expenses increased 14.7% to $437.1 million for the 2006 quarter from $381.1 million for the 2005 quarter and increased 3.8% to $1.27 billion for the nine months ended August 31, 2006 from $1.22 billion for the nine months ended August 31, 2005. Non-compensation expenses as a percentage of net revenues decreased to 20.5% for the 2006 quarter compared with 21.0% for the 2005 quarter, and decreased to 18.6% for the nine months ended August 31, 2006 compared with 22.1% for the nine months ended August 31, 2005. Communications and technology costs increased 30.0% and 17.6% for the three and nine months ended August 31, 2006, respectively, compared with the corresponding prior year periods, as increased headcount resulted in higher voice and market data-related costs. Occupancy costs increased 22.2% and 15.6% for the three and nine months ended August 31, 2006, respectively, compared with the corresponding prior year periods, reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue in New York City. Professional fees increased 30.1% and 17.5% for the three and nine months ended August 31, 2006, respectively, compared with the corresponding prior year periods, due to higher levels of temporary help and consulting fees. Other expenses decreased 10.9% and 17.8% for the three and nine months ended August 31, 2006, respectively, compared with the corresponding prior year periods. CAP Plan related costs decreased 25.3% to $29.5 million for the 2006 quarter from $39.5 million in the 2005 quarter, and decreased 0.9% to $108.0 million for the nine months ended August 31, 2006 from $109.0 million for the nine months ended August 31, 2005, due to fewer CAP units outstanding, partially offset by higher levels of earnings, particularly in the current nine month period. The decrease in other expenses for the nine months ended August 31, 2006 reflects a reduction in litigation related costs. Pre-tax profit margin was 31.3% and 33.1% for the three and nine months ended August 31, 2006, respectively, versus 32.0% and 29.3% for the corresponding prior year periods.

The Company's effective tax rate decreased to 34.4% for the 2006 quarter from 34.8% for the 2005 quarter. The Company's effective tax rate for the nine months ended August 31, 2006 decreased to 33.8% from 34.9% for the nine months ended August 31, 2005. During the nine month period ended August 31, 2006, the Company experienced favorable audit settlements which resulted in a reduction in the consolidated effective tax rate.

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

Capital Markets
---------------

                                    Three Months Ended                        Nine Months Ended
                           -------------------------------------------------------------------------------
                           August 31,   August 31,   % Increase/     August 31,   August 31,
(in thousands)                2006         2005      (Decrease)         2006         2005      % Increase
------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Net revenues

Institutional equities     $  435,543   $  333,620          30.6%    $1,478,506   $1,037,013          42.6%
Fixed income                  877,910      739,242          18.8%     2,933,956    2,412,762          21.6%
Investment banking            232,253      299,935         (22.6%)      807,252      749,264           7.7%
------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Total net revenues         $1,545,706   $1,372,797          12.6%    $5,219,714   $4,199,039          24.3%
Pre-tax income             $  499,824   $  492,155           1.6%    $1,836,580   $1,429,614          28.5%
------------------------   ----------   ----------   -----------     ----------   ----------   -----------

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

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter equities, equity derivatives, risk and convertible arbitrage and through a majority-owned joint venture, specialist activities on the NYSE, American Stock Exchange and International Securities Exchange. Fixed income includes sales, trading and research provided to institutional clients across a variety of products such as mortgage and asset-backed securities, corporate, government and municipal bonds, high yield products, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 12.6% to $1.55 billion for the 2006 quarter compared to $1.37 billion for the 2005 quarter. Pre-tax income for Capital Markets increased 1.6% to $499.8 million for the 2006 quarter from $492.2 million for the 2005 quarter.

Institutional equities net revenues increased 30.6% to $435.5 million for the 2006 quarter from $333.6 million for the 2005 quarter. The 2006 quarter included significant gains from the sale of certain commodity assets. Equity derivatives net revenues increased on improved market conditions and increased customer volumes. Net revenues from the Company's international equity sales and trading also rose, reflecting continued strength in European and Asian equities and risk arbitrage revenues increased on higher announced M&A volumes.

Fixed income net revenues increased 18.8% to $877.9 million for the 2006 quarter from $739.2 million for the 2005 quarter. Record level results from the Company's credit derivatives business resulting from increased customer volumes contributed to the increase in fixed income net revenues. Net revenues from the leveraged finance area also increased on higher levels of acquisition related finance activities. Mortgage-backed securities revenues increased in the 2006 quarter when compared to the 2005 quarter despite

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the 175 basis point increase in short-term rates and significant flattening of the yield curve. Commercial mortgage and CDO net revenues increased as securitization volumes rose on favorable investor demand and market share gains. For the quarter ended August 31, 2006, Bear Stearns ranked as the #1 underwriter of US mortgage-backed securities.

Investment banking revenues decreased 22.6% to $232.3 million for the 2006 quarter from $299.9 million for the 2005 quarter. Underwriting revenues decreased 24.4% to $92.7 million for the 2006 quarter from $122.6 million for the 2005 quarter, as equity underwriting revenues decreased, reflecting a decrease in the volume of IPO's and follow-on offerings. Advisory and other fees increased 53.9% to $129.7 million for the 2006 quarter from $84.2 million for the 2005 quarter, reflecting a significant increase in completed M&A assignments. Merchant banking revenues decreased to $9.9 million in the 2006 quarter from $93.1 million during the 2005 quarter. Merchant banking revenues include realized and unrealized investment gains and performance fees on managed merchant banking funds. The decrease in merchant banking revenues was due to lower net gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Net revenues for Capital Markets increased 24.3% to $5.22 billion for the nine months ended August 31, 2006 compared to $4.20 billion for the nine months ended August 31, 2005. Pre-tax income for Capital Markets increased 28.5% to $1.84 billion for the 2006 period from $1.43 billion for the 2005 period. Pre-tax profit margin was 35.2% for the 2006 period compared with 34.0% for the 2005 period.

Institutional equities net revenues increased 42.6% to $1.48 billion for the 2006 period from $1.04 billion for the 2005 period. Equity derivatives net revenues increased due to increased customer activity resulting from rising equity markets. Net revenues from the Company's international equity sales and trading area also rose, reflecting higher trading volumes as well as higher volatility and strong international M&A activity. In addition, revenues from the Company's energy and commodity activities increased, reflecting gains from the sale of certain commodity assets and increased revenues from the Company's energy activities. The 2006 period also included gains on the Company's investment in NYSE Group Inc.

Fixed income net revenues increased 21.6% to $2.93 billion for the 2006 period from $2.41 billion for the 2005 period. Mortgage-backed securities revenues increased on higher origination volumes and active secondary trading markets. Net revenues from asset-backed securities and ARMS increased, reflecting increased securitization activity and generally tighter mortgage spreads. The Company also achieved strong results from its credit derivatives and leveraged finance areas.

Investment banking revenues increased 7.7% to $807.3 million for the 2006 period from $749.3 million for the 2005 period. Underwriting revenues decreased 3.6% to $378.1 million for the 2006 period from $392.4 million for the 2005 period as equity underwriting revenues decreased, reflecting lower industry new issue volume. Advisory and other fees for the 2006 period increased 68.5% to $352.3 million from $209.0 million for the 2005 period, reflecting increased M&A fees due to a significant increase in completed M&A assignments. Merchant banking revenues decreased to $76.9 million in the 2006 period from $147.9 million during the 2005 period, attributable to a decrease in net gains from the Company's principal investments and a decrease in performance fees on merchant banking funds.

Global Clearing Services
------------------------

                                    Three Months Ended                       Nine Months Ended
                           -------------------------------------------------------------------------------
                           August 31,   August 31,   % Increase/     August 31,   August 31,   % Increase/
(in thousands)                2006         2005       (Decrease)        2006         2005       (Decrease)
------------------------   ----------   ----------   -----------     ----------   ----------   -----------
Net revenues               $  269,351   $  258,042           4.4%    $  822,866   $  804,594           2.3%
Pre-tax income             $  113,968   $  127,486         (10.6%)   $  382,585   $  408,249          (6.3%)
------------------------   ----------   ----------   -----------     ----------   ----------   -----------

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At August 31, 2006 and August 31, 2005, the Company held approximately $282.0 billion and $255.6 billion, respectively, in equity in Global Clearing Services client accounts.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Global Clearing Services increased 4.4% to $269.4 million for the 2006 quarter from $258.0 million for the 2005 quarter. Net interest revenues increased 6.9% to $205.7 million for the 2006 quarter from $192.5 million for the 2005 quarter, reflecting an increase in average customer margin and short sale balances from clearance clients. These results were partially offset by a decline in commission and other revenues of 2.9% to $63.7 million for the 2006 quarter from $65.5 million for the 2005 quarter, reflecting lower volumes and average rates from prime brokerage clients and lower average rates from fully disclosed clients. Pre-tax income decreased 10.6% to $114.0 million, from $127.5 million for the 2005 quarter. Pre-tax profit margin was 42.3% for the 2006 quarter compared to 49.4% for the 2005 quarter.

Net revenues for Global Clearing Services increased 2.3% to $822.9 million for the nine months ended August 31, 2006 from $804.6 million for the nine months ended August 31, 2005. Net interest revenues increased 5.0% to $616.3 million for the 2006 period from $586.6 million for the 2005 period, primarily due to an increase in average customer margin balances. Commission and other revenues decreased 7.5% to $201.6 million for the 2006 period from $218.0 million for the 2005 period, reflecting lower volumes and average rates from prime brokerage clients and lower average rates from fully disclosed clients. Pre-tax income decreased 6.3% to $382.6 million, from $408.2 million for the 2005 period. Pre-tax profit margin was 46.5% for the 2006 period compared to 50.7% for the 2005 period.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:


                                                   Three Months ended          Nine Months ended
                                                -----------------------------------------------------
                                                August 31,    August 31,    August 31,    August 31,
(in billions)                                       2006          2005          2006          2005
---------------------------------------------   -----------   -----------   -----------   -----------
Margin debt balances, average for period        $      68.8   $      63.4   $      67.2   $      64.4
Margin debt balances, at period end                    68.9          65.9          68.9          65.9
Customer short balances, average for period            82.1          81.3          80.2          87.7
Customer short balances, at period end                 85.6          80.6          85.6          80.6
Securities borrowed, average for period                54.7          56.1          54.1          64.3
Securities borrowed, at period end                     53.1          50.0          53.1          50.0
Free credit balances, average for period               35.9          28.6          32.2          30.9
Free credit balances, at period end                    36.5          29.6          36.5          29.6
Equity held in client accounts, at period end         282.0         255.6         282.0         255.6
---------------------------------------------   -----------   -----------   -----------   -----------

Wealth Management
-----------------


                                                          Three Months Ended                          Nine Months Ended
                                                 -----------------------------------------------------------------------------------
                                                 August 31,    August 31,    % Increase/     August 31,    August 31,
(in thousands)                                      2006          2005       (Decrease)         2006          2005       % Increase
----------------------------------------------   ----------    ----------    -----------     ----------    ----------    -----------
Private client services revenues                 $  148,404    $  138,987            6.8%    $  454,496    $  402,566          12.9%
Revenue transferred to Capital Markets segment      (21,100)      (25,090)         (15.9%)      (69,509)      (69,157)          0.5%
                                                 ----------    ----------    -----------     ----------    ----------    -----------
Private client services net revenues                127,304       113,897           11.8%       384,987       333,409          15.5%
Asset management                                    104,040        55,686           86.8%       220,697       161,149          37.0%
                                                 ----------    ----------    -----------     ----------    ----------    -----------
Total net revenues                               $  231,344    $  169,583           36.4%    $  605,684    $  494,558          22.5%
Pre-tax income                                   $   20,737    $    4,894          323.7%    $   39,593    $   25,927          52.7%
----------------------------------------------   ----------    ----------    -----------     ----------    ----------    -----------

The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At August 31, 2006, PCS had approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the US and abroad.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Wealth Management increased 36.4% to $231.3 million for the 2006 quarter from $169.6 million for the 2005 quarter. PCS revenues increased 11.8% to $127.3 million for the 2006 quarter from $113.9 million for the 2005 quarter, reflecting higher levels of fee-based income attributable to the Company's private client advisory services products. Asset management revenues increased 86.8% to $104.0 million for the 2006 quarter from $55.7 million for the 2005 quarter, primarily reflecting increased performance fees on proprietary hedge fund products and increased management fees across all product lines resulting from the growth in assets under management.

Net revenues for Wealth Management increased 22.5% to $605.7 million for the nine months ended August 31, 2006 from $494.6 million for the nine months ended August 31, 2005. PCS revenues increased 15.5% to $385.0 million for the 2006 period from $333.4 million for the 2005 period, reflecting higher levels of fee-based income attributable to the Company's private client advisory services products. Asset management revenues increased 37.0% to $220.7 million for the 2006 period from $161.1 million for the 2005 period, reflecting increased management fees resulting from growth in assets under management and increased performance fees on proprietary hedge fund products.

Assets under management were $50.2 billion at August 31, 2006, reflecting a 24.5% increase from $40.3 billion in assets under management at August 31, 2005. The increase in assets under management reflects continued growth in traditional assets attributable to market appreciation and net inflows. Assets under management at August 31, 2006 include $7.4 billion of assets from alternative investment products, an increase from $6.1 billion at August 31, 2005.

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

The Company's total assets at August 31, 2006 increased to $334.8 billion from $292.6 billion at November 30, 2005. The increase was primarily attributable to increases in securities borrowed, securities received as collateral, financial instruments owned, at fair value and assets of variable interest entities and mortgage loan special purpose entities, partially offset by decreases in securities purchased under agreements to resell and customer receivables. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $61.9 billion at August 31, 2006 from $54.3 billion at November 30, 2005. This change was primarily due to a net increase in long-term debt and an increase in stockholders' equity due to earnings as well as income tax benefits attributable to the distribution of common stock under the Company's deferred compensation plans.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total capital base as of August 31, 2006 and November 30, 2005 was as follows:

                                             August 31,          November 30,
(in millions)                                    2006                2005
--------------------------------------------------------------------------------
Long-term borrowings:
Senior debt                                 $      49,938       $      43,227
Subordinated debt (1)                                 263                 263
--------------------------------------------------------------------------------
  Total long-term borrowings                $      50,201       $      43,490
Stockholders' equity:

Preferred stockholders' equity              $         359       $         372
Common stockholders' equity                        11,363              10,419
--------------------------------------------------------------------------------
  Total stockholders' equity                $      11,722       $      10,791
--------------------------------------------------------------------------------
    Total capital                           $      61,923       $      54,281
================================================================================

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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at quarter end are lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At August 31, 2006 and November 30, 2005, total assets of $334.8 billion and $292.6 billion were approximately 1.8% and 5.6%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite reduced total assets at quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

Balance sheet leverage measures are one approach to assessing the capital adequacy of securities firms. The following table presents total assets and net adjusted assets with the resultant leverage ratios at August 31, 2006 and November 30, 2005. Gross leverage equals total assets divided by stockholders' equity, inclusive of preferred and trust preferred equity. The Company views its trust preferred equity as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities. Net adjusted leverage equals net adjusted assets divided by tangible equity capital, which excludes goodwill and intangible assets from both the numerator and denominator, as equity used to support goodwill and intangible assets is not available to support the balance of the Company's net assets. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of its securities purchased under agreements to resell, securities borrowed, securities received as collateral, customer receivables and segregated cash assets renders net adjusted leverage as the relevant measure.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         August 31,      November 30,
   (in millions, except ratios)             2006            2005
--------------------------------------------------------------------------------

  Total assets                           $  334,760    $   292,635
    Deduct:
     Cash and securities deposited
       with clearing organizations
       or segregated in compliance
       with federal regulations               8,845          5,270
     Securities purchased under
       agreements to resell                  40,457         42,648
     Securities received as collateral       17,480         12,426
     Securities borrowed                     73,960         62,915
     Receivables from customers              29,970         33,255
     Goodwill & intangible assets               381            355

--------------------------------------------------------------------------------
  Subtotal                                  163,667        135,766
--------------------------------------------------------------------------------

    Add:
     Financial instruments sold, but
       not yet purchased                     41,059         35,004
    Deduct:
     Derivative financial instruments        12,720         12,957

--------------------------------------------------------------------------------
  Net adjusted assets                    $  192,006    $   157,813
================================================================================

  Stockholders' equity
     Common equity                       $   11,363    $    10,419
     Preferred stock                            359            372

--------------------------------------------------------------------------------
  Total stockholders' equity                 11,722         10,791
--------------------------------------------------------------------------------

    Add:
     Trust preferred equity                     263            263

--------------------------------------------------------------------------------
  Subtotal - leverage equity                 11,985         11,054
--------------------------------------------------------------------------------

    Deduct:
     Goodwill & intangible assets               381            355

--------------------------------------------------------------------------------
  Tangible equity capital                $   11,604    $    10,699
================================================================================

  Gross leverage                             27.9 x         26.5 x
  Net adjusted leverage                      16.5 x         14.8 x
--------------------------------------------------------------------------------


Funding Strategy & Liquidity Risk Management
--------------------------------------------

General Funding Strategy

Liquidity is extraordinarily important for financial services firms in general and for securities firms in particular, given their reliance on market confidence and funding. Consequently, the Company focuses on management of funding and liquidity risk. The Company's overall objective and general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. In financing its balance sheet, the Company maximizes its use of secured funding where economically competitive. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. For this reason, the Company prudently manages its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. In addition to this strategy, the Company places emphasis on diversification by product, geography, maturity and instrument to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding sources include commercial paper, bank loans and other borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

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

As of August 31, 2006, the market value of unencumbered, unhypothecated financial instruments owned by the Company was approximately $47.6 billion with a borrowing value of $36.0 billion. The assets are composed of primarily mortgage- and asset-backed securities, investment-grade municipal and corporate bonds, US equities, and residential and commercial mortgage whole loans. The average advance rate on these different asset types ranges from 44% to 96% and, as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company owned securities, has averaged 132% over the previous 12 months including unused committed unsecured bank credit, and 124% excluding the unsecured portion of the Company's $4.0 billion committed revolving credit facility. On this same basis, the liquidity ratio was 137% as of August 31, 2006 and 130% excluding committed unsecured bank credit.

While The Bear Stearns Companies Inc. ("Parent Company") is the primary issuer of unsecured debt in the marketplace, the collateral referred to in the preceding paragraph is held in various subsidiaries, both regulated and unregulated. A subsidiary's legal entity status and the Company's intercompany funding structure may constrain liquidity available to the Parent Company, as regulators may prevent the flow of funds and/or securities from a regulated subsidiary to its parent company or other subsidiaries. In recognition of this potential for liquidity to be trapped in subsidiaries, the Company maintains a minimum $5.0 billion of liquidity immediately accessible by the Parent Company at all times. This liquidity reserve takes the

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

form of cash deposits and money market instruments that are held at the Parent Company and high-quality collateral (corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the liquidity reserve, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. In addition to this immediately available liquidity, the Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of August 31, 2006, approximately $30.4 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus likely to be available to the Parent Company, while an additional $4.0 billion market value had been pledged to the Parent Company as collateral for inter-company borrowings and was thus readily available. The remaining $13.2 billion market value of unencumbered securities was held in regulated entities, a portion of which may be available to provide liquidity to the Parent Company.

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

At August 31, 2006, the Company's net cash capital position was $1.4 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm (i.e., positive net cash capital). Over the previous 12 months, the Company's net cash capital position has averaged $2.5 billion.

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

With respect to the management of refinancing risk, the maturity profile of the long-term debt portfolio of the Company is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. As of August 31, 2006, the weighted average maturity of the Company's long-term debt was 4.2 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company and BSIL to borrow up to $2.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The facility terminates in February 2007, with all loans outstanding at that date payable no later than February 2008. There were no borrowings outstanding under the Facility at August 31, 2006.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, Bear Stearns International Trading Limited ("BSIT") and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2007, with all repos outstanding at that date payable no later than August 2008. There were no borrowings outstanding under the Repo Facility at August 31, 2006.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC and Bear Stearns Japan Limited ("BSJL"). The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2006 with all loans outstanding at that date payable no later than December 2007. There were no borrowings outstanding under the Pan Asian Facility at August 31, 2006.

The Company has a $350 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Tax Lien Facility terminates in March 2007 with all loans outstanding at that date payable no later than March 2008. There were no borrowings outstanding under the Tax Lien Facility at August 31, 2006.

The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and whole loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2007. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $4.4 billion. At August 31, 2006, the borrowings outstanding under these committed credit facilities were $167.1 million.

Capital Resources
-----------------

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

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At August 31, 2006, the Parent Company's equity investment in subsidiaries was $8.2 billion versus common stockholders' equity and preferred equity of $11.4 billion and $359.2 million, respectively. As such, at August 31, 2006, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was approximately 0.72 based on common equity and 0.70 including preferred equity. At November 30, 2005, these measures were
0.69 based on common equity and 0.67 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $10.4 billion at August 31, 2006, are funded with long-term debt issued by the Company having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

Long-term debt totaling $43.9 billion and $37.0 billion had remaining maturities beyond one year at August 31, 2006 and November 30, 2005, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated US registered offerings, US registered and 144A medium-term note programs, other US and non-US bond and note offerings and other methods. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These factors include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis and/or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of August 31, 2006, a downgrade by either Moody's Investors Service or Standard & Poor's in the Company's long-term credit ratings to the level of A3 or A- would have resulted in the Company needing to post $56.3 million in additional collateral pursuant to contractual arrangements for outstanding over-the-counter derivatives contracts. A downgrade to Baa1 or BBB+ would have resulted in needing to post an additional $334.3 million in collateral.

At August 31, 2006, the Company's long-term/short-term debt ratings were as follows:

                                                              Rating
--------------------------------------------------------------------------------
Dominion Bond Rating Service Limited                    A(high)/R-1(middle)
Fitch Ratings                                                 A+/F1+
Japan Credit Rating Agency, Ltd                                AA/NR
Moody's Investors Service                                     A1/P-1
Rating & Investment Information, Inc.                         AA-/NR
Standard & Poor's Ratings Services                             A/A-1
--------------------------------------------------------------------------------
NR - does not assign a short-term rating

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

In June 2006, Japan Credit Rating Agency, Ltd. assigned a rating of AA to The Bear Stearns Companies Inc. senior long-term debt with a stable outlook.

In August 2006, the Japanese-based rating agency Rating & Investment Information, Inc. upgraded the issuer rating of The Bear Stearns Companies Inc. to AA- from A+ with a stable outlook. Rating & Investment Information, Inc. cited the firm's continued dominant market position in the prime brokerage area and successful diversification of the Company's revenue sources in fixed income and institutional equities.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the annual grants by purchasing common stock throughout the year in open market and private transactions.

The Company has two authorizations to purchase its common stock in fiscal 2006. On December 12, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorization to allow the Company to purchase up to $1.5 billion of common stock in fiscal 2006 and beyond. During the quarter ended August 31, 2006, the Company purchased under the current authorization a total of 2,947,682 shares at a cost of approximately $401.1 million. The Company may, depending upon price and other factors, acquire additional shares in excess of that required for annual share awards. Approximately $648.8 million was available to be purchased under the current authorization as of August 31, 2006.

Under the second stock repurchase authorization, during the quarter ended August 31, 2006, the Company purchased a total of 380,791 shares of its common stock at a total cost of $52.0 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 9, 2005. Approximately $68.5 million was available to be purchased under the current authorization as of August 31, 2006.

On September 5, 2006, the Company entered into a series of forward contracts pursuant to the CAP Plan with a number of CAP Plan participants. Under these forward contracts such participants have agreed to sell up to 1,006,613 common shares of the Company's common stock that are due to be distributed on or about November 30, 2006. The forward contracts will settle on November 30, 2006. The purchase price will be based on the daily volume weighted average price of the common stock of the Company as reported on the NYSE on each day that the weighted average price is between $122 and $152 per share during the 61 business day period from September 5, 2006 through November 29, 2006, less $.05 per share. The shares will be purchased pursuant to the Repurchase Program.

Cash Flows
----------

Cash and cash equivalents decreased $1.13 billion to $4.73 billion at August 31, 2006 from $5.86 billion at November 30, 2005. Cash used in operating activities was $12.5 billion, primarily attributable to increases in financial instruments owned and securities borrowed, net of securities loaned, partially offset by a decrease in net receivables from customers and an increase in financial instruments sold, but not yet purchased, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $144.1 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $11.5 billion reflected proceeds from the issuance of long-term borrowings of $13.4 billion and net proceeds relating to short-term borrowings of $5.8 billion, primarily to fund normal operating activities. This was partially offset by payments for the retirement/repurchase of long-term borrowings of $7.6 billion. Treasury stock purchases of $982.7 million were made to provide for the annual grant of CAP Plan units, restricted stock units and stock options.

Regulated Subsidiaries
----------------------

Effective December 1, 2005, the Company became regulated by the Securities and Exchange Commission ("SEC") as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of August 31, 2006, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Effective December 1, 2005 the SEC approved Bear Stearns' use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, the Company's London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the U.K.'s Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Financial Regulator. Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, is subject to the capital

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

requirements of the FDIC. At August 31, 2006, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2006, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

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

Merchant Banking and Private Equity Investments
-----------------------------------------------

In connection with the Company's merchant banking activities, the Company has investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At August 31, 2006, the Company held investments with an aggregate recorded value of approximately $702.2 million, reflected in the Condensed Consolidated Statements of Financial Condition, primarily in "Other assets." At November 30, 2005, the Company held investments with an aggregate recorded value of approximately $658.8 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions
--------------------

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment-grade rated companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At August 31, 2006 and November 30, 2005, the Company held high yield positions approximating $9.9 billion and $6.7 billion, respectively, substantially all of which are in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition, and $1.9 billion and $1.7 billion, respectively, reflected in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At August 31, 2006 and November 30, 2005, the amount outstanding to highly leveraged borrowers totaled $6.9 billion and $4.2 billion, respectively. The largest industry concentration was the telecommunications industry, which approximated 19.3% and 17.2% of these highly leveraged borrowers' positions at August 31, 2006 and November 30, 2005, respectively. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
-----------------------

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At August 31, 2006, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:

                                                               Payments Due By Period
                                          ------------------------------------------------------------
                                            Remaining         Fiscal           Fiscal
 (in millions)                             Fiscal 2006      2007- 2008       2009- 2010     Thereafter         Total
--------------------------------------------------------------------------------------------------------------------------
Long-term borrowings (1) (2)              $     1,081     $     17,577     $     14,045    $    17,498     $     50,201
Future minimum lease payments (3) (4)              20              181              176            572              949
--------------------------------------------------------------------------------------------------------------------------

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

(2) Included in fiscal 2007 and fiscal 2008 are approximately $3.2 billion and $0.1 billion, respectively, of floating-rate notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity dates of these notes are during fiscal 2009, fiscal 2010 and thereafter.

(3)  Includes 383 Madison Avenue Headquarters in New York City.

(4) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

Commitments
-----------

The Company has commitments(1) under a variety of commercial arrangements. At August 31, 2006, the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:



                                                           Amount of Commitment Expiration Per Period
                                   ------------------------------------------------------------------------------------
                                                                                            Commitments
                                    Remaining     Fiscal        Fiscal                        with no
(in millions)                      Fiscal 2006   2007-2008     2009-2010    Thereafter    stated maturity      Total
--------------------------------   ----------   -----------   -----------   -----------   ---------------   -----------
Lending-related commitments:
  Investment-grade (2)             $      716   $       819   $       889   $       765   $            --   $     3,189
  Non-investment-grade                    309           360           484         1,396                --         2,549
  Contingent commitments                   --            --            --            --             5,192         5,192
Commitments to invest in private
  equity-related investments
  and partnerships (3)                     --            --            --            --               729           729
Underwriting commitments                  218            --            --            --                --           218
Commercial and residential loans        2,013         2,773            46            --                --         4,832
Letters of credit                       4,181           752            --            35                --         4,968
Other commercial commitments               16            82            --            --                --            98
--------------------------------   ----------   -----------   -----------   -----------   ---------------   -----------

(1) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade borrowings, the Company entered into credit default swaps aggregating $825.0 million at August 31, 2006.

(3) At August 31, 2006, commitments to invest in private equity-related investments and partnerships aggregated $729.2 million. These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2017.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions that may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and US Treasury positions to economically hedge its debt issuances as part of its asset and liability management.

To measure derivative activity, notional or contract amounts are frequently used. Notional/contract amounts are used to calculate contractual cash flows to be exchanged and are generally not the amounts actually paid or received, with the exception of currency swaps, foreign exchange forwards and mortgage-backed securities forwards. The notional/contract amounts of financial instruments that give rise to off-balance-sheet market risk are indicative only to the extent of involvement in the particular class of financial instruments and are not necessarily an indication of overall market risk.

As of August 31, 2006 and November 30, 2005, the Company had notional/contract amounts of approximately $7.47 trillion and $5.45 trillion, respectively, of derivative financial instruments, of which $1.26 trillion and $1.13 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which are used either to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 4.7 years and 4.1 years at August 31, 2006 and November 30, 2005, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of August 31, 2006 were as follows:

`                                       Less Than      One to        Three to     Greater Than       `
(in billions)                           One Year     Three Years    Five Years     Five Years      Total
-------------------------------------   ---------    -----------    ----------    ------------    --------
Swap agreements, including options,
  swaptions, caps, collars and floors   $   398.6    $   2,099.7    $  1,215.5    $    2,323.4    $  6,037.2
Futures contracts                           370.4          233.3          24.7             0.2         628.6
Forward contracts                           123.7             --            --              --         123.7
Options held                                362.5           59.3           1.4             0.1         423.3
Options written                             222.8           31.4           1.6             0.2         256.0
-------------------------------------   ---------    -----------    ----------    ------------    ----------
Total                                   $ 1,478.0    $   2,423.7    $  1,243.2    $    2,323.9    $  7,468.8
=====================================   =========    ===========    ==========    ============    ==========
Percent of total                             19.8%          32.5%         16.6%           31.1%        100.0%
=====================================   =========    ===========    ==========    ============    ==========

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

The Company's financial instruments can be aggregated in three broad categories:
(1) those whose fair value is based on quoted market prices or for which the Company has independent external valuations, (2) those whose fair value is determined based on internally developed models or methodologies that employ data that are readily observable from objective sources, and (3) those whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is also engaged in structuring and acting as principal in complex derivative transactions. Complex derivatives include certain long-dated equity derivatives, certain credit and municipal derivatives and other exotic derivative structures. These non-exchange-traded instruments may trade in immature or limited markets and, by their nature, involve complex valuation methodologies and models, which are often refined to correlate with the market risk of these instruments.

At August 31, 2006 and November 30, 2005, the total value of all financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant assumptions or other data that are generally less readily observable from objective sources (primarily fixed income cash positions) aggregated approximately $9.6 billion and $7.1 billion, respectively, in "Financial instruments owned" and $5.5 billion and $3.5 billion, respectively, in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is subject to the income tax laws of the US, its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items may affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly evaluates the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years' examinations and tax reserves are established as appropriate.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. For newly formed and modified limited partnerships, the adoption of the EITF did not have a material impact on the consolidated financial statements of the Company. For previously existing limited partnerships, the Company does not expect the EITF consensus to have a material impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to irrevocably elect, on a deal by deal basis, to apply a fair value remeasurement to any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 is effective for the Company on December 1, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated financial statements of the Company.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In April 2006, the FASB issued FASB Staff Position ("FSP") FIN No. 46 (R)-6 "Determining the Variability to Be Considered in Applying Interpretation No. 46(R)." This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46 (R). The variability that is considered affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity, and
(c) which party, if any, is the primary beneficiary of the VIE. This FSP states that the variability to be considered shall be based on an analysis of the design of the entity. This analysis includes reviewing the nature of the risks in the entity as well as determining the purpose for which the entity was created. This analysis also includes a determination of the variability that the entity was designed to create and pass along to its interest holders. The Company adopted FSP FIN46(R)-6 on September 1, 2006 on a prospective basis to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN No. 46 (R) when a reconsideration event has occurred. The Company does not expect the adoption of FSP FIN46(R)-6 to have a material impact on the consolidated financial statements of the Company.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No.
109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 must be implemented for fiscal years beginning after December 15, 2006. The Company is currently quantifying what impact, if any, the adoption of FIN 48 is expected to have on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing whether it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

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

                  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

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

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the three risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of August 31, 2006, May 31, 2006, February 28, 2006 and November 30, 2005.

                                           August 31,       May 31,      February 28,   November 30,
(in millions)                                  2006           2006           2006           2005
----------------------------------------   -----------    -----------    -----------    -----------
MARKET RISK
  Interest rate                            $      37.7    $      32.5    $      25.6    $      22.1
  Currency                                         1.4            1.0            0.4            0.3
  Equity                                           3.9            5.4            3.4            3.6
  Diversification benefit                         (9.1)          (8.1)          (4.5)          (4.6)
----------------------------------------   -----------    -----------    -----------    -----------
Aggregate VaR                              $      33.9    $      30.8    $      24.9    $      21.4
========================================   ===========    ===========    ===========    ===========


The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended August 31, 2006 and May 31, 2006.


                  Quarter Ended August 31, 2006     Quarter Ended May 31, 2006
--------------------------------------------------------------------------------
(in millions)       High      Low     Average        High       Low     Average
--------------------------------------------------------------------------------
MARKET RISK

 Interest rate    $ 41.3    $ 26.4   $  33.6       $ 40.6     $ 26.5   $ 33.6

 Currency            1.7       0.1       0.8          2.4        0.0      0.7

 Equity              6.6       1.5       4.1          9.3        2.5      6.2

 Aggregate VaR      37.1      22.2      29.2         44.4       24.0     33.7
--------------------------------------------------------------------------------

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

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended August 31, 2006 and 2005.

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $16.8 million and $13.6 million for the quarters ended August 31, 2006 and 2005, respectively. There were four daily trading losses for the quarter ended August 31, 2006 and five daily trading losses for the quarter ended August 31, 2005. Daily trading losses never exceeded the reported average VaR amounts during the fiscal quarters ended August 31, 2006 and 2005. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both its quarters ending August 31, 2006 and 2005. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

                     DISTRIBUTION OF DAILY NET TRADING REVENUES

                 Quarters Ended August 31, 2006 and August 31, 2005

DAILY NET TRADING REVENUES ($ millions)
NUMBER OF TRADING DAYS
 August 31, 2006           August 31, 2005
-----------------         -----------------
(10)+           1         (10)+           1
(10)-(5)        1         (10)-(5)        1
(5)-0           2         (5)-0           3
0-5             2         0-5             7
5-10           17         5-10           14
10-15          15         10-15          14
15-20          12         15-20          11
20-25           5         20-25           4
25-30           3         25-30           6
30+             7         30+             4
         --------                  --------

Total          65         Total          65

                      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at August 31, 2006 and November 30, 2005 approximated $3.91 billion and $4.41 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of August 31, 2006:

                  Over-the-Counter Derivative Credit Exposure (1)
                                  ($ in millions)

                                                                                        Percentage of
                                                                    Exposure, Net of    Exposure, Net
 Rating (2)                      Exposure        Collateral (3)      Collateral (4)     of Collateral
---------------------------------------------------------------------------------------------------------

     AAA                     $             973  $              16  $               966             25%
     AA                                  5,177              3,895                1,418             36%
     A                                   2,643              1,827                  999             26%
     BBB                                   364                360                  194              5%
     BB and lower                        1,070              2,624                  261              6%
     Non-rated                              76                  5                   76              2%
---------------------------------------------------------------------------------------------------------

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2005 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as amended by Amendment No. 1 thereto on Form 10-K/A (together the "Form 10-K"); and Note 10 to the consolidated financial statements and Part II, Item 1, included in the Company's Form 10-Q for the quarterly periods ended May 31, 2006 and February 28, 2006.

      Item 2. UNREGISTRERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the third quarter of fiscal 2006:



                                                               Approximate
                                           Total Number of       Dollar
                                                Shares           Value of
                                             Purchased as      Shares that
                                               Part of          May Yet Be
                     Total       Average      Publicly         Purchased
                    Number of     Price       Announced         Under the
                     Shares      Paid per     Plans or          Plans or
     Period         Purchased     Share      Programs (1)      Programs (1)
                   ------------ ---------- ----------------- ---------------

6/1/06 - 6/30/06       903,683  $  134.00           903,683  $1,049,259,416
7/1/06 - 7/31/06     1,153,896     136.90         1,153,896     891,296,656
8/1/06 - 8/31/06     1,270,894     136.90         1,270,894     717,305,145
                   ------------            -----------------
      Total          3,328,473                    3,328,473
                   ============            =================

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

(2) On September 5, 2006, the Company entered into a series of forward contracts pursuant to the CAP Plan with a number of CAP Plan participants. Under these forward contracts such participants have agreed to sell up to 1,006,613 common shares of the Company's common stock that are due to be distributed on or about November 30, 2006. The forward contracts will settle on November 30, 2006. The purchase price will be based on the daily volume weighted average price of the common stock of the Company as reported on the NYSE on each day that the weighted average price is between $122 and $152 per share during the 61 business day period from September 5, 2006 through November 29, 2006, less $.05 per share. The shares will be purchased pursuant to the Repurchase Program.

                                  Item 6. EXHIBITS

         Exhibits
         --------

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

                                              The Bear Stearns Companies Inc.
                                              -------------------------------
                                                        (Registrant)

      Date: October 10, 2006              By: /s/ Jeffrey M. Farber
                                              -------------------------------
                                              Jeffrey M. Farber
                                              Controller
                                              (Principal Accounting Officer)

                          THE BEAR STEARNS COMPANIES INC.
                                     FORM 10-Q

                                   EXHIBIT INDEX


Exhibit No.   Description                                                           Page
-----------   -----------                                                           ----

(12)          Computation of Ratio of Earnings to Fixed Charges and to Combined       67
              Fixed Charges and Preferred Stock Dividends

(15)          Letter re: Unaudited Interim Financial Information                      68

(31.1)        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)     69
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)     70
              or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C.          71
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

(32.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C.          72
              Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002