Form 10-K
period 2006-11-30
BEAR STEARNS COMPANIES INC
filed 2007-02-13
CIK 777001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2006.

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

           Securities registered pursuant to Section 12(b) of the Act:

                   Title of Each Class                                        Name of Each Exchange on Which Registered
--------------------------------------------------------------------     ---------------------------------------------------
Common Stock, par value $1.00 per share                                                New York Stock Exchange

Depositary Shares, each representing a one-fourth interest in a                        New York Stock Exchange
      share of 6.15% Cumulative Preferred Stock, Series E

Depositary Shares, each representing a one-fourth interest in a                        New York Stock Exchange
      share of 5.72% Cumulative Preferred Stock, Series F

Depositary Shares, each representing a one-fourth interest in a                        New York Stock Exchange
      share of 5.49% Cumulative Preferred Stock, Series G

7.8% Trust Issued Preferred Securities, of  Bear Stearns Capital                       New York Stock Exchange
      Trust III (and registrant's guarantee thereof)

Euro Floating Rate Global Notes Due July 27, 2012                                      New York Stock Exchange

Principal Protected Sector Selector Notes Due 2008                                     American Stock Exchange

Principal Protected Notes Linked to the S&P 500 Index Due 2008                         American Stock Exchange

Principal Protected Notes Linked to the Price Performance of the                       American Stock Exchange
      Nasdaq-100 Index Due 2009

Principal Protected Notes Linked to the S&P 500 Index Due 2009                         American Stock Exchange

Principal Protected Notes Linked to the Dow Jones Industrial                           American Stock Exchange
      Average Due 2011

Medium-Term Notes, Linked to a Basket of Three International                           American Stock Exchange
      Equity Indices Due August 2, 2010

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [|X|] No [__]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [__] No [|X|]

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [__]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [|X|] Accelerated filer [__] Non-accelerated filer [__]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [__] No [|X|]

      At May 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14,998,622,013. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

      On February 5, 2007, the registrant had 119,771,275 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Parts II and IV of this Form 10-K incorporate information by reference from certain portions of the registrant's 2006 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held April 18, 2007, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2006.

================================================================================

                         THE BEAR STEARNS COMPANIES INC.

       ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED NOVEMBER 30, 2006


                                                                           Page
Form 10-K Item Number:                                                     No.

PART I
Item 1.     Business.................................................
            General Development of the Business......................       3
            Financial Information about Industry Segments............       3
            Narrative Description of Business........................       4
            Competition..............................................      15
            Regulatory and Compliance Factors Affecting the Company and
               the Securities Industry...............................      16
Item 1A.    Risk Factors.............................................      19
Item 1B.    Unresolved Staff Comments................................      23
Item 2.     Properties...............................................      23
Item 3.     Legal Proceedings........................................      24
Item 4.     Submission of Matters to a Vote of Security Holders......      30
            Executive Officers of the Company........................      31

PART II
Item 5.     Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity          32
               Securities............................................
Item 6.     Selected Financial Data..................................      33
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operation..............................      33
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk     33
Item 8.     Financial Statements and Supplementary Data..............      33
Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..............................      33
Item 9A.    Controls and Procedures..................................      33
Item 9B.    Other Information........................................      34

PART III
Item 10.    Directors and Executive Officers of the Registrant.......      34
Item 11.    Executive Compensation...................................      34
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters............      34
Item 13.    Certain Relationships and Related Transactions,
               and Director Independence.............................      34
Item 14.    Principal Accountant Fees and Services...................      35

PART IV
Item 15.    Exhibits and Financial Statement Schedules...............      35

            Signatures...............................................      38

            Index to Financial Statements and Financial Schedules....      F-1

PART I

Item 1. Business.

      (a)   General Development of the Business

      The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services, in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company succeeded on October 29, 1985 to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). In addition to conducting a substantial portion of its operating activities through certain of its regulated subsidiaries noted above, (Bear Stearns, BSSC, BSIL and BSB), the Company also conducts activities through the following wholly owned subsidiaries: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc. and through its majority owned subsidiary Bear Hunter Holdings LLC. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

      The Company's website is http://www.bearstearns.com. The Company makes available free of charge, through the investor relations section on its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance Committee, Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the "Code") governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns" and are available in print upon request of any stockholder to the Investor Relations Department.

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

      Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients. Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, convertible bonds, over-the-counter ("OTC") equities, equity derivatives, risk and convertible arbitrage and, through a consolidated joint venture, specialist and market-making activities on the NYSE, American Stock Exchange ("AMEX") and International Securities Exchange ("ISE"). Fixed income includes sales, trading, origination and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, foreign exchange, interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment-grade, municipal and high yield debt products.

      Global Clearing Services provides execution, clearing, margin lending and securities lending to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Correspondent broker-dealer clients engage in retail, institutional and money management activities and their customers are carried by BSSC on a fully disclosed basis. For registered investment advisor client accounts, the advisor provides investment management expertise and the Company provides financing, execution, clearing and custody services. At November 30, 2006, the Company held approximately $291.2 billion of equity in Global Clearing Services client accounts.

      Wealth Management is comprised of the Private Client Services ("PCS") and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At November 30, 2006, PCS had approximately 500 account executives in its principal office, six regional offices, six satellite offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States ("US") and abroad. The asset management area had $52.5 billion in assets under management at November 30, 2006, compared to $41.9 billion in assets under management at November 30, 2005.

      Financial information regarding the Company's business segments and foreign operations as of November 30, 2006, November 30, 2005, and November 30, 2004 and for the fiscal years ended November 30, 2006, November 30, 2005 and November 30, 2004 is set forth under "Item 8. Financial Statements and Supplementary Data," in Note 19 of Notes to Consolidated Financial Statements, entitled "Segment and Geographic Area Data," and is incorporated herein by reference.

      (c)   Narrative Description of Business

      The business of the Company includes: market-making and trading in US government, government agency, corporate debt and equity, mortgage-related, asset-backed, municipal securities and high yield products; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist and market-making activities on the NYSE, AMEX and ISE; underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial and residential mortgage loan origination and securitization activities; investment management and advisory services; fiduciary, custody, agency and securities research services.

      The Company's business is conducted from its principal offices in New York City; from domestic regional offices in Atlanta, Boston, Chicago, Dallas, Denver, Houston, Los Angeles, San Francisco, San Juan and Scottsdale; from representative offices in Beijing, Hong Kong, Sao Paulo and Shanghai; and through international offices in Dublin, Hong Kong, London, Lugano, Milan, Singapore and Tokyo. The Company's international offices provide services and engage in investment activities involving foreign clients and international transactions. Additionally, certain of these foreign offices provide services to US clients.

      Bear Stearns and BSSC are broker-dealers registered with the SEC. Additionally, Bear Stearns is registered as an investment adviser with the SEC. Bear Stearns and BSSC are also members of the NYSE, all other principal US securities and futures exchanges, the National Association of Securities Dealers, Inc. ("NASD"), the National Futures Association ("NFA") and the ISE. Bear Stearns is a "primary dealer" in US government securities as designated by the Federal Reserve Bank of New York ("FRBNY").

      BSIL is a full service broker-dealer based in London. BSIL is incorporated in the United Kingdom and is authorized and regulated by the Financial Services Authority ("FSA").

      BSB was registered with the Irish Companies Registration Office on November 27, 1995 and was granted a banking license on April 10, 1997. BSB allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty. BSB is incorporated in Ireland and is regulated by the Financial Regulator.

      Bear Stearns Global Lending Limited ("BSGL") is incorporated in the Cayman Islands and provides loans to certain Bear Stearns customers.

      Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, offers a range of trust, lending and securities-clearance services. CTC provides the Company with banking powers including access to the securities and funds-wire services of the Federal Reserve System. CTC provides trust, custody, agency and securities lending services for institutional accounts; commercial and margin lending; the clearance of government securities for institutions and dealers; and the processing of mortgage and mortgage-related products, including derivatives and collateralized mortgage obligations products. At November 30, 2006, CTC held approximately $81 billion of assets for clients, including institutional clients such as pension funds, mutual funds, endowment funds and insurance companies. CTC is incorporated in the State of New Jersey.

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

      Bear Stearns Forex Inc. ("BSFX") is a dealer engaged in foreign currency and precious metals transactions and hedges associated therewith. BSFX is incorporated in the State of Delaware.

      EMC Mortgage Corporation ("EMC") was incorporated in the State of Delaware on September 26, 1990, as a wholly owned subsidiary of the Company and maintains its principal office at 2780 Lake Vista Drive, Lewisville, Texas. EMC is a mortgage banking company approved by the US Department of Housing and Urban Development ("HUD"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). EMC purchases both conforming and non-conforming, investment-grade and non-investment grade, conventional fixed rate and adjustable rate residential mortgage loans with the right to service released or retained and sells such loans to investors. EMC also purchases and sells residual certificates and mortgage servicing rights.

      Bear Stearns Commercial Mortgage, Inc. ("BSCMI") is primarily engaged in the origination and securitization of commercial mortgage loans for resale in the form of pass-through securities ("certificates"). These certificates represent fractional and undivided interests in pools of mortgage loans held in a trust. BSCMI is incorporated in the State of New York.

      Bear Hunter Holdings LLC ("BHH") is a Delaware limited liability company jointly owned by the Company and Hunter Partners LLC. Bear Wagner Specialists LLC ("Bear Wagner"), BHH's principal wholly owned subsidiary, is a registered broker-dealer primarily engaged in specialist and market-making activities on the NYSE, AMEX and ISE.

      As of November 30, 2006, the Company had 13,566 employees.

      The following areas are included in the three business segments mentioned above in Item 1(b).

Equities

      General. The Company provides institutional customers with liquidity, sales and trading expertise and equity research in products such as domestic and international equities, block trading, convertible bonds, OTC equities, equity derivatives, risk and convertible arbitrage and through our consolidated joint venture, NYSE, AMEX and ISE specialist and market-making activities. The Company also makes markets on a principal basis in common and preferred stocks, warrants and other securities traded on the Automated Quotation System of the NASD and in the OTC market.

      Institutional Equity Sales. The Company is one of the leading providers of brokerage services to institutional investors in the US. Institutional equity sales involves the execution of transactions, providing liquidity, trading expertise, research and investment advice to domestic and foreign institutional customers in US equity and equity-linked securities.

      The Company provides to institutional customers execution capabilities for baskets of equity securities using sophisticated trading systems and analytics. Although transactions are handled on an agency basis whenever possible, the Company may be required to take a long or short position in a security to the extent that an offsetting purchaser or seller is not immediately available, or to guarantee prices versus a benchmark (i.e. volume weighted average price). The Company also provides transaction services for institutional customers who trade in futures and futures-related instruments.

      Structured Equity Products. The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC equity derivative products. These products are transacted, as principal, with customers for hedging, risk management, investment, financing and other purposes. These transactions are in the form of swaps, options, and structured notes, as well as more complex, structured trades which are customized to meet customers' specific needs. Derivatives enable customers to build tailor-made risk/return profiles, customize transaction terms, develop packaged solutions to a problem, implement trades that otherwise could not be executed and to transact business with standardized documentation.

      Arbitrage. The Company engages for its own account in both "classic" and "risk" arbitrage. The Company's risk arbitrage activities generally focus on traditional risk arbitrage, event-driven and capital structure situations where equity, debt and derivative securities involved in speculated or announced mergers, stock repurchases, spin-offs or major restructurings are analyzed and traded by the department.

      In classic arbitrage, the Company seeks to profit from temporary discrepancies (i) between the price of a security in two or more markets, (ii) between the price of a convertible security and its underlying security, (iii) between securities that are, or will be, exchangeable at a future date and (iv) between the prices of securities with contracts settling on different dates. The Company also examines relative value strategies which focus on pairs of equities or different levels of the capital structure of the same firm. In these relative value cases, the Company believes compelling reasons exist for the prices of the securities to be highly correlated.

      Convertible Securities. The Company engages in the sales and trading of equity-linked securities including convertible bonds, convertible preferreds, equity-linked notes and warrants. Market coverage includes the US, Europe, Asia and Latin America.

      Direct Access. The Company operates a direct access business through Bear Stearns by providing execution and operations services to qualified institutional investors. Such investors may directly access, execute and service orders with brokers on the floor of the NYSE.

      Specialist and Market-Making. The Company engages in specialist and market-making activities on the NYSE, AMEX and ISE through participation in a majority-owned consolidated joint venture. The joint venture performs specialist functions in NYSE-listed and AMEX-listed stocks and performs market-making functions for options traded on the ISE. The rules of these exchanges generally require specialists to maintain orderly markets in the securities for which they are specialists, which may require commitments of a significant amount of capital to the Company's specialist businesses. As market-makers, specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market, involving risk of loss during periods of market fluctuation and volatility.

      Equity Research. The Equity Research Department provides in-depth, thematic research underpinned by detailed financial models. The department offers research on more than 1,000 companies in approximately 100 industries (61% of the Standard & Poor's 500 Index and 80% of the market capitalization of the Standard & Poor's 500 Index), is widely recognized for high quality macro research and includes the #1 Institutional Investor ranked strategy and accounting teams. Additionally, the coverage of US stocks is complemented by Latin American, European and Asian research teams. The emerging markets research team has also expanded coverage of select stocks in Eastern Europe, Middle East and Africa, and covers 17 stocks with a market capitalization of $543.6 billion. The department provides independent third party research reports and ratings on US covered companies as well as foreign securities with liquid American Depository Receipts. In 2006 the department launched BearCast(TM), a podcasting tool that allows clients to access conference calls and featured audio research on their MP3 or iPod(R) players.

      Energy. The Company has equity ownerships in various power-related assets and has recently formed Bear Energy L.P., an energy marketing and trading division to expand a customer business focused on energy trading.

Fixed Income

      General. The Company makes inter-dealer markets and trades on a principal basis in a wide range of instruments including: US and foreign government securities; government agency securities; mortgages; mortgage-backed and other asset-backed securities; municipal and other tax-exempt securities; corporate debt, credit derivatives, interest rate swaps and other derivative products. Bear Stearns is one of the largest dealers in the US in such fixed income securities. Inventories of fixed income securities are generally carried to facilitate sales to customers and other dealers.

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

      As a primary dealer, Bear Stearns bids directly on all auctions of US government securities. Additionally, Bear Stearns furnishes periodic reports of its inventory positions and market transactions in US government securities to the FRBNY. Bear Stearns also buys and sells government securities directly with the FRBNY as part of the open-market activities of the FRBNY. In addition, the Company engages in matched book activities, acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase agreements and reverse repurchase agreements. The objective of this matched book activity is to earn a positive spread between interest rates.

      Mortgage-Related Securities and Products. The Company originates commercial and residential mortgage loans through its subsidiaries in the US, Europe and Asia. The Company is a leading underwriter of and market-maker in, residential and commercial mortgages and is active in all areas of secured lending, structured finance and securitization products.

      The Company trades and makes markets in the following US agency-backed products: Government National Mortgage Association ("GNMA") securities; FHLMC participation certificates; FNMA mortgage-backed securities; Small Business Administration loans; loans guaranteed by the Farmers Home Loan Administration; Federal Housing Authority insured multi-family loans. The Company trades GNMA, FNMA and FHLMC "to be announced" securities (i.e., securities having a stated coupon and an original term to maturity, although the issuer and/or the specific pool of mortgage loans is not known at the time of the transaction). The Company buys and sells such securities for its own account in transactions with institutional and individual customers, as well as with other dealers.

      The Company, through various subsidiaries, purchases, originates, sells and services entire loan portfolios of varying quality. These loan portfolios are (i) generated by the Company's mortgage origination platform, Bear Stearns Residential Mortgage Corporation ("Bear Res"), and (ii) purchased by EMC from financial institutions and other secondary mortgage-market sellers.

      Bear Res is a state-licensed mortgage company that originates single family residential loans for a nationwide network of mortgage brokers, mortgage bankers and other loan originators.

      EMC, in addition to purchasing loans from Bear Res for securitization, purchases loan portfolios from financial institutions and other secondary mortgage-market sellers. Prior to bidding on a portfolio of loans for purchase, an analysis of the portfolio is undertaken by experienced mortgage-loan underwriters. Upon acquisition of a loan portfolio, the loans are classified as either investment-grade or non-investment-grade, with emphasis on loan collection for the non-investment-grade segment of the portfolio. A collection department employs a staff of workout specialists and loan counselors who assist delinquent borrowers. If collection efforts are unsuccessful, the foreclosure group will commence and monitor the foreclosure process until either the borrower makes the loan current, or the property securing the loan is foreclosed or otherwise acquired. The portfolio may include real estate that has been foreclosed or was in the process of foreclosure at the time of its acquisition. The foreclosure group maintains and markets properties through regional real estate brokers. Investment-grade mortgage loans are sold to other institutional investors in either securitized or non-securitized form. Moreover, special purpose vehicles issue Real Estate Mortgage Investment Conduits ("REMIC") and non-REMIC collateralized mortgage obligations directly or through trusts that are established for this purpose.

      The Company also operates a commercial mortgage conduit that originates and accumulates commercial mortgage loans for the purpose of securitization. After receipt of loan applications, extensive credit underwriting reviews are conducted. After completing pricing analysis and successful negotiations, the loan will "close" and be included in an ensuing securitization.

      Asset-Backed Securities. The Company acts as underwriter and placement agent with respect to investment-grade and non-investment-grade asset-backed securities issued by affiliates, as well as unaffiliated third parties. These asset-backed securities include: securities backed by consumer automobile receivables originated by the captive finance subsidiaries of automobile manufacturers, commercial banks and finance companies; credit card receivables and home-equity lines of credit or second mortgages. The Company also trades and is a market-maker in these asset-backed securities. While there are ready markets for the investment-grade asset-backed securities described above, non-investment-grade securities and related varieties thereof may lack liquidity. The Company purchases pools of unsecured credit card receivables of debtors that are in active bankruptcy, primarily in the US and the United Kingdom. These purchases are bought at a discount of the claim amounts from banks, credit card companies and other financial institutions. The Company's intention is to buy and hold these portfolios and pursue claim recoveries through third party servicing firms.

      Collateralized Debt Obligations. The Company acts as structurer, underwriter and placement agent for Collateralized Debt Obligations ("CDO"). The CDOs are backed by a variety of asset classes including leveraged bank loans, asset-backed securities, residential and commercial mortgage backed securities, other CDOs, and trust preferred securities issued by banks, REITS, insurance and finance companies. Assets may be sourced from the Company's trading desk, as well as originated directly by the Company for the CDO. CDOs are generally managed by third party money managers, including affiliates of the Company. In the course of originating CDOs, the Company will provide a warehouse facility for the accumulation of assets prior to the closing of the transaction. In certain warehouse arrangements, the risk of the assets is retained by the first loss protection from third parties or through credit derivative transactions. The Company also trades secondary positions of CDOs, including deals for which it did not serve as original underwriter. The trading desk will engage in trades on all tranches of the capital structure of the CDO, which may include below-investment grade debt classes and first-loss equity positions.

      Municipal Securities and Related Products. The Company is a dealer in tax-exempt and taxable municipal securities and instruments including: general obligation and revenue bonds; notes; and variable-rate obligations issued by state and local governments and authorities, as well as not-for-profit institutions. The Company is active as a managing underwriter of negotiated and competitive new security issuances and, on a select basis, provides financial advisory services. The Company makes markets and takes positions in a broad spectrum of long-term and short-term municipal securities and derivative contracts, mainly to facilitate transactions with institutional and individual customers, as well as other dealers. As agent for issuers, the Company earns fees by remarketing short-term debt instruments to investors in the variable rate demand and auction rate bond market. The Company offers a variety of derivative products to issuers to assist in reducing their borrowing costs, maximizing investment returns and managing cash flows and balance sheets, including but not limited to interest rate swaps, caps, floors, options and forward delivery, and debt service reserve and debt service deposit agreements. The Company periodically uses municipal and treasury bonds and futures and interest rate swaps to hedge its cash-market bond inventory. In addition, the Company maintains a hedged portfolio of high quality municipal securities which are remarketed as short-term securities in order to generate arbitrage profits.

      Fixed Income Derivatives. The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC derivative products, including fixed income derivatives. These products are transacted, as principal, with customers for hedging (credit, currency, interest rate or market), risk management, asset/liability management, investment, financing and other purposes. These transactions are in the form of swaps, options, swaptions, caps, floors, asset swaps and structured notes, as well as more complex, structured trades which are customized to meet customers' specific needs. Derivatives enable customers to build tailor-made risk/return profiles, customize transaction terms, develop packaged solutions to a problem, implement trades that otherwise could not be executed and transact business with standardized documentation. The Company also enters into derivative transactions for other purposes, including managing the risks to which the Company is exposed in its various businesses and funding activities. The Company manages its market and counterparty risks arising from derivatives activities in a manner consistent with its overall risk management policies. The Company has around the clock capabilities with personnel based in New York, Chicago, London, Hong Kong, Tokyo, Singapore and Dublin.

      Credit-Related Securities and Products. The Company acts as a dealer and participates in the trading of investment-grade and non-investment-grade corporate debt securities, commercial loans, sovereign and agency securities as well as preferred stocks in New York, London and Tokyo. The Company buys and sells these securities for its own account in principal transactions with institutional and individual customers, as well as other dealers. The Company conducts trading in the full spectrum of dollar and non-dollar debt securities. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers, utilizing financial futures and other derivative instruments. The Company also acts as a dealer and participates in the trading of credit derivatives for customers and for its own account in New York, London and Tokyo. These transactions are in the form of credit default swaps and options, total return swaps, credit-linked notes and additional structured trades which are customized to meet the specific needs of customers. Moreover, the Company offers its domestic and international customers quantitative, strategic and research services relating to fixed income securities and credit derivatives.

      Foreign Exchange. The Company acts as a dealer in foreign exchange and precious metals in New York, London and Hong Kong. The Company conducts trading for spot or forward settlement, OTC foreign exchange options and structured products, and listed futures and options on futures. The Company trades OTC contracts, on a principal basis, with domestic and international clients, as well as other dealers. The Company offers research and assists clients to meet their specific risk management objectives. Additionally, the Company enters into foreign exchange contracts to manage the currency risk or funding requirements of its various businesses.

      Fixed Income Analytics and Research. The Company is a leader in the distribution, trading and underwriting of corporate, government, high yield, emerging markets, municipal debt and mortgage-backed and asset-backed securities. Through objective and comprehensive analysis, the Fixed Income Analytics and Research department assists the Company's businesses and its clients to position themselves strategically in global fixed income markets. The department produces a wide range of comprehensive publications, as well as leading data and analytics tools, which are available to investors throughout the world. The department also creates portfolio and trading ideas for investors based on valuations, analytics and market conditions.

      Fixed Income Analytics and Research includes economists, industry analysts, quantitative analysts and strategists covering the full range of financial research disciplines: quantitative, fundamental, economic, strategic, credit portfolio, relative value and market-specific analysis. Representative of the Company's commitment to offering a broad range of research products, the department is comprised of the following units located in New York, London, Singapore, Tokyo and Hong Kong:

      (i) Financial Analytics and Structured Transactions Group ("F.A.S.T.") encompasses the Rates and Structured Products Research groups. F.A.S.T is a center of expertise for the creation and analysis of fixed income and derivative securities worldwide. F.A.S.T. is responsible for designing and implementing valuation models for a broad spectrum of asset classes as well as the computation of risk sensitivity measures. F.A.S.T. employs these principles of financial engineering to create solutions and tools that successfully facilitate the individual business objectives of the Company and its clients. F.A.S.T. is a global resource for financial engineering and securitization capabilities, fixed income portfolio management and analytical systems, investment research, trading technology and general financial expertise. A strategic partner for the Company's global trading desks, risk management areas and sales force, F.A.S.T. also serves the Company's external clients. In addition to formulating and executing customized strategic investment and trading solutions, F.A.S.T. develops the tools and recommendations necessary to quantify relevant risks and value portfolios and securities. F.A.S.T.'s resources are used to create, model and value new types of securities, affording clients the perspectives of both issuer and investor.

      (ii) High Grade Research offers comprehensive coverage on approximately 16 industries and over 450 credit names whose securities are rated as investment-grade by the leading credit rating agencies. Through focus on the credit quality of individual issuers and macroeconomic factors, High Grade Research offers detailed analyses and expertise to investors in investment-grade securities.

      (iii) High Yield Research offers comprehensive coverage on approximately 20 industries and over 370 credit names whose securities do not qualify as investment-grade by the leading credit rating agencies. High Yield Research analyzes the risks, technical metrics, and fundamentals that investors need for creating optimal high yield portfolios.

      (iv) Economic Research develops tools and models for analyzing and forecasting US and global economic growth and inflation trends with particular focus on projecting movements in Federal Reserve Bank policy, bond yields and credit spreads.

      (v) Emerging Markets Research covers sovereign and corporate issues across Latin America, Central America and the Caribbean, Asia, the Middle East, Eastern Europe, and Africa. Emerging Markets Research focuses on macroeconomic factors, changes in US and global interest rates, investment fundamentals, as well as the political, economic and fiscal environments of issuers, to give investors a unique perspective into emerging markets fixed income securities.

      (vi) Municipal Research focuses on sectors, trends, and credit-specific analysis of securities issued by states, cities, counties and other governmental entities. Municipal Research provides investors with research on various credits and bond characteristics for the full range of municipal securities. Specific sectors covered by the Municipal Research group include Healthcare, Tobacco, and Special Facility Airline Bonds.

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

      The Company's strategy is to concentrate a major portion of its corporate finance business development efforts within those industries in which the Company has established a leadership position in providing investment banking services. Industry specialty groups include media and entertainment, health care, financial institutions, industrial, technology and telecommunications. This list is not exclusive but rather reflects the areas in which the Company maintains the highest level of knowledge and expertise. The Company also has a group that focuses on financial sponsors. These groups are responsible for initiating, developing and maintaining client relationships and for executing transactions involving these clients.

      In addition to being structured according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions. These include mergers and acquisitions ("M&A"), equity offerings, high yield securities, leveraged and syndicated bank loans, leveraged acquisitions and other transaction specialties.

      Mergers and Acquisitions. The Company provides strategic advisory services on a broad range of financial matters, including mergers and acquisitions, restructurings, split-offs and spin-offs, takeover defenses and other strategic advice.

      Equity Offerings. The equity capital markets group focuses on providing financing for issuers of equity and convertible equity securities in the public markets. The group assists in the origination, structuring and execution of transactions for a broad range of clients.

      High Yield Securities. The high yield securities group focuses on providing financing in the public and private capital markets. The group originates, structures and executes high yield transactions across a wide range of companies and industries, and manages client relationships with both high yield corporate issuers and financial sponsors of leveraged transactions.

      Leveraged Loan Origination and Syndication. This area of the Company integrates the origination, structuring, underwriting, distribution and trading of loans. Such loans include both funded as well as committed investment-grade and non-investment-grade loans.

      Leveraged Acquisitions. The Company makes investments as principal in leveraged acquisitions and as a limited partner in leveraged buy-out funds. The Company's investments generally take the form of common stock, preferred stock or warrants. Equity securities purchased in these transactions are generally held for appreciation and are not readily marketable.

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

Emerging Markets

      The Company provides financial services in various emerging markets worldwide including Latin America, Asia and Eastern Europe. In addition to offering a full range of investment banking, capital formation and advisory services, the Company provides securities brokerage, equity and fixed income trading and sales, and securities research. As part of these activities, the Company manages and participates in public offerings and arranges the private placement of debt and equity securities with institutional investors.

Global Clearing Services

      Global Clearing Services provides securities clearing services, custody, financing, securities lending, trade execution and technology solutions to a diverse client base comprised principally of hedge funds, broker-dealers and registered investment advisors. Global Clearing clients can take advantage of Bear Stearns expertise in cash and liquidity management in order to offer clients numerous opportunities for improved yields on short-term cash.

      For hedge funds and other professional investors worldwide, Global Clearing Services is a leading provider of "prime brokerage services", which include securities clearing services, custody, advanced web-based portfolio reporting, enhanced leverage and term financing products, securities lending and cash management services.

      The Company provides "fully disclosed correspondent clearing services" for broker-dealers conducting retail, institutional and money management activities. The Company's advanced proprietary technology, combined with comprehensive retail products, integrated prime brokerage, operations expertise and exceptional service have enabled the Company to be one of the industry leaders for many years.

      For registered investment advisors whose services include asset management, the Company provides a combination of trade execution, web-based portfolio reporting for their investors and comprehensive service and support. Global Clearing Services offers investment advisors innovative and cost-effective technology and informational retrieval systems. Consultant's EDGE is a customizable turn-key, Bear Stearns-sponsored investment advisory program that integrates the sophisticated planning, asset allocation and proposal tools with a defined group of investments.

      Global Clearing Services principal revenue source is earned by providing clearing and execution services, as well as financing and securities lending to customers. In addition, the Company derives revenue from customer cash balances and money fund investments.

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

      The Company borrows securities from banks and other broker-dealers to facilitate customer and proprietary short selling activity, and lends securities to customers, broker-dealers and other trading entities to cover short sales and to complete transactions that require delivery of securities by the settlement date.

Futures

      The Company, through BSSC and other subsidiaries, provides, directly or through third-party brokers, futures commission merchant services for customers and other Bear Stearns affiliates who trade contracts in futures on financial instruments and physical commodities, including options on futures. The values of exchange-traded futures and options are derived from the values of their underlying selected stock indices, individual equity securities, fixed income securities, currencies, agricultural and energy products and precious metals.

      Domestic futures and options trading are subject to extensive regulation by the Commodity Futures Trading Commission ("CFTC"), pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International futures and options trading activities are subject to regulation by the respective regulatory authorities in the locations where futures exchanges reside, including the FSA in the United Kingdom.

      Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's requirements in addition to other regulations. In the US, the Company, through BSSC and other subsidiaries, is a clearing member of the Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange and other principal futures exchanges. In the United Kingdom, the Company, through BSIL, is a member of the International Petroleum Exchange ("IPE"), London Metals Exchange ("LME") Euronext Liffe ("LIFFE"), Eurex AG Frankfurt and the European Derivatives Exchange ("EDX"). BSIL also has non-clearing memberships with Euronext Paris and Euronext Amsterdam. In Japan, memberships are held by the Company through Bear Stearns (Japan), Limited ("BSJL") with the Tokyo Stock Exchange, Inc. ("TSE"), the Osaka Securities Exchange Co., Ltd ("OSE") and the Tokyo International Financial Futures Exchange ("TIFFE").

PCS

      PCS provides high-net-worth individuals with an institutional level of service, including access to the Company's resources and professionals. PCS has approximately 500 account executives in its principal office, six regional offices, six satellite offices and two international offices. As of November 30, 2006, PCS had $11.6 billion of assets under management.

Asset Management

      Bear Stearns Asset Management ("BSAM") provides asset management services to institutional clients and high-net-worth individuals accessed worldwide through both direct and third-party channels. As of November 30, 2006, BSAM had $40.9 billion of assets under management. BSAM's assets under management typically generate fees as a percentage of asset value. In some BSAM managed funds, if agreed upon financial targets are exceeded performance fees are also earned.

      BSAM's traditional business, which includes separate and privately managed accounts, provides asset management services across all major asset classes: money markets; fixed income; currencies; and equities; utilizing a multitude of investment styles such as value, growth, core, fixed income, high yield, leverage loans, quantitative, as well as long-short investing.

      BSAM's alternative business is a leading provider of absolute return investment strategies. BSAM provides investment services to the Company's propriety and third party hedge funds, in addition to access to BSAM's open architecture platform, HedgeSelect, and risk analytic services provided by Bear Measurisk, a subsidiary of the Company.

      In addition to providing products and services for buyers, holders and sellers of private equity exposure, BSAM's private equity business specialists raise money for third party funds and managing individual venture funds.

Administration and Operations

      Administration and operations personnel are responsible for human resources, legal and compliance areas; for processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; accounting functions; regulatory and financial reporting; office services; the custody of customer securities; the administration of margin accounts of the Company and correspondent organizations as well as other functions. The processing, settlement and accounting for transactions for the Company, correspondent organizations and the customers of correspondent organizations are handled by employees located in offices in New York, New Jersey and, to a lesser extent, the Company's offices worldwide.

      The Company executes transactions globally on listed exchanges and in OTC markets to facilitate customer and proprietary trading activities. The Company settles all of its domestic and international transactions (i.e., delivery of securities sold, receipt of securities purchased and transfer of related funds) through its own facilities, unaffiliated agent banks, other broker-dealers and through memberships in various clearing organizations.

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

      BSIL is based in London and its principal business includes investment banking, institutional equities, fixed income sales, trading and research, derivatives, financial futures, foreign exchange, private client services and global clearing services. BSIL is a member of a number of European exchanges such as Eurex Deutschland ("EUREX"), ICE Futures, LIFFE, Euronext Paris, Euronext Amsterdam, LME, Deutsche Borse, Borse Italiana, Virt-X, EDX London, NASDAQ Europe, Helsinki Stock Exchange and Stockholmsborsen.

      Bear Stearns International Trading Limited ("BSIT") is also based in London and its principal activity is to act as a securities dealer making markets in equities. BSIT is a member of the London Stock Exchange ("LSE").

      BSJL, based in Tokyo, serves the diverse needs of corporations, financial institutions and government agencies by offering a range of international fixed income and equity products as well as listed products. BSJL also offers a range of derivative products within Japan with special focus on fixed income, credit and equity derivatives. Asset-backed securitization, mergers and acquisitions, corporate finance and restructuring services are also available for local and cross-border business.

      Bear Stearns Asia Limited ("BSAL"), based in Hong Kong, is the Company's primary operating entity in the Asia-Pacific region, excluding Japan. BSAL provides clients with international equity sales, trading and research services. In addition, BSAL is a major center within the Company's global fixed income, foreign exchange and derivatives businesses. BSAL also has investment banking capabilities to serve the growing needs of clients in Asia.

      Bear Stearns Singapore Pte. Limited ("BSSP") provides sales, execution and research services on fixed income securities to institutional investors in Asia.

      BSB, based in Dublin, allows the Company's existing and prospective clients the opportunity of dealing with a banking counterparty. BSB also serves as a platform from which the Company directs some of its international banking activities, facilitating access to worldwide markets and thereby expanding its capacity to increase its client base and product range. BSB engages in capital market activities with particular focus on the trading and sales of OTC interest rate derivative products. BSB also provides custody and trustee services to the growing number of alternative investment funds domiciled in Ireland and in other offshore jurisdictions.

      (d)   Competition

      The Company encounters intense competition in all aspects of the securities business domestically and internationally, particularly in underwriting, trading and advisory services. In such businesses the Company competes directly with other securities firms with many having substantially greater capital and resources and offering a wider range of financial services than the Company. The Company's competitors include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds, hedge funds, private equity funds and insurance companies.

      The Company believes that the principal factors affecting competition involve the caliber and abilities of professional personnel, the relative price of the service and products being offered, the ability to assist with financing arrangements and the quality of service provided.

      Over time there has been substantial consolidation and convergence as institutions involved in a broad range of financial services industries have either ceased operations or have been acquired by or merged into other firms. This has resulted in competitors gaining increased capital, geographic reach and other resources, such as the ability to offer a wider range of products and services.

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

      Bear Stearns, as a participant in the financial services industry, is subject to extensive regulation in jurisdictions in which we conduct business. Bear Stearns from time to time is the subject of inquiries and investigations by regulatory agencies. As a result, among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our businesses.

      In addition, the SEC and other federal and state regulators have increased their scrutiny of complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. In some of the enforcement actions, clients of the financial institutions allegedly engaged in accounting, disclosure or other violations of the securities laws, and the financial institutions allegedly facilitated these improprieties by entering into transactions with the clients. We seek to create innovative solutions to address our clients' needs, and we have entered into, and continue to enter into, structured transactions with clients. While we have policies and procedures in place that are intended to ensure that the structured transactions we enter into are appropriately reviewed and comply with applicable laws and regulations, it is possible that certain of these transactions could give rise to litigation or enforcement actions. It is possible that the heightened regulatory scrutiny of, and litigation in connection with, structured finance transactions will make our clients less willing to enter into these transactions, and will adversely affect our business in this area.

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

      Regulation: The securities industry in the US is subject to extensive regulation under both federal and state laws. Moreover, Bear Stearns and BSSC are registered as broker-dealers and investment advisers with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, the Municipal Securities Rulemaking Board, and national securities exchanges such as the NYSE, which has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries, including Bear Stearns and BSSC. These self-regulatory organizations (i) adopt rules, subject to approval by the SEC, that govern the industry and (ii) conduct periodic examinations of the operations of the Company's broker-dealer subsidiaries. Securities firms are also subject to regulation by state securities administrators in those states where they conduct business.

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

      As registered broker-dealers and member firms of the NYSE, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the "Net Capital Rule") under the Exchange Act, which has been adopted through incorporation by reference in NYSE Rule 325. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of a broker-dealer's assets be kept in relatively liquid form.

      In June 2004, the SEC adopted rule amendments to "Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities" (Rule 34-49830) that allow investment banks to voluntarily submit to be regulated by the SEC on a global consolidated basis. These regulations (referred to as CSE) were in response to what is known as the "Financial Conglomerates Directive" (2002/87/EC) of the European Parliament, which served to compel globally active institutions doing business in Europe to be regulated on a global consolidated basis. During fiscal 2005, the Company applied to the SEC to be regulated under this new CSE regime. The application filed with the SEC by Bear Stearns, the Company's principal US broker-dealer, under the net capital rule amendments, was approved in November 2005. As a result, effective December 1, 2005, Bear Stearns began using alternative methods of computing market and derivative-related credit risk, and, as a condition of using these methods, the Company consented to consolidated supervision by the SEC. The new framework is a notable change in the Company's regulation, as activities which were previously transacted outside of SEC regulated entities are now under the scope of certain SEC regulations and capital adequacy oversight. In particular, the Company now: computes allowable capital and allowances for market, credit and operational risk on a consolidated basis in accordance with standards prescribed in Appendix G to the Net Capital Rules; and permits the SEC to examine the books and records of the Parent Company and any affiliate that does not have a principal regulator. The Company has adopted various additional SEC reporting, record-keeping and notification requirements. Additionally, the Company must comply with the provisions of Rule 15c3-4 of the Exchange Act with respect to a group-wide internal risk management control system in the affiliate group as if it were an OTC derivative dealer, subject to certain limitations. The Company is now deemed a CSE and is in compliance with regulatory capital requirements.

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

      Compliance with the Net Capital Rule could limit those operations of Bear Stearns and/or BSSC that require significant capital usage, such as underwriting, trading and the financing of customer margin account debit balances. The Net Capital Rule could also restrict the Company's ability to withdraw capital from Bear Stearns or BSSC, which in turn could limit the Company's ability to pay dividends, pay interest, repay debt, or redeem or purchase shares of its outstanding capital stock. Additional information regarding net capital requirements is set forth under "Item 8. Financial Statements and Supplementary Data" in Note 16 of Notes to Consolidated Financial Statements entitled "Regulatory Requirements".

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

      Bear Energy LP and certain of our other subsidiaries are authorized by the Federal Energy Regulatory Commission ("FERC") to sell wholesale physical power at market-based rates. As FERC-authorized power marketers, these entities are subject to regulation under the Federal Power Act and FERC regulations with regard to the rates, terms and conditions under which they sell or transmit power in interstate commerce.

      Non-US Regulation: Both BSIL and BSIT are authorized and regulated in the United Kingdom by the FSA, pursuant to The Financial Services and Markets Act 2000. The FSA regulates all aspects of the financial services industry in the United Kingdom and its Rules cover (inter alia): senior management responsibilities, regulatory capital, sales and trading practices, safekeeping of customer funds, record keeping, registration standards for individuals and reporting and disclosures to customers.

      BSJL is licensed with and regulated by the Financial Services Agency of Japan. BSJL is a limited trade participant to the OSE and has a membership on the TSE and TIFFE. Bear Stearns Hong Kong Limited is registered as a Commodities Dealer with the Securities and Futures Commission ("SFC") in Hong Kong. BSAL is registered as a Securities Dealer with the SFC in Hong Kong and is a participant (i.e. member) of the Hong Kong Exchange Limited. BSSP has a Capital Market Service license to conduct regulated activities in Dealing in Securities and Advising on Corporate Finance.

      BSB was registered with the Irish Companies Registration Office on November 27, 1995. BSB was granted a banking license on April 10, 1997 in accordance with the Irish Central Bank Act, 1971 and is regulated by the Financial Regulator in Ireland.

      Insurance: Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC"), which provides protection for customer accounts held by these entities of up to $500,000 for each customer, subject to a limitation of $100,000 for cash balance claims in the event of the liquidation of a broker-dealer. In addition, all BSSC security accounts are protected by an excess securities bond issued by the Customer Asset Protection Company, up to the amount of their total net equity (both cash and securities) in excess of the underlying SIPC protection.

Item 1A.    Risk Factors.

      In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating the Company's business. A discussion of the policies and procedures used to identify, assess and manage certain risks is set forth under the caption "Risk Management" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. The Company's business, financial condition or results of operations or cash flows could be materially adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition, or results of operations.

      Our businesses could be adversely affected by market fluctuations. Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the US and elsewhere around the world. In the event of a market downturn, our businesses could be adversely affected in many ways, including those described below. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

      The Company's businesses may be adversely affected by fluctuations in interest rates, foreign exchange rates and equity prices. In connection with the Company's dealer and arbitrage activities, including market-making in OTC derivative contracts, the Company may be adversely affected by changes in the level or volatility of interest rates, mortgage prepayment speeds or the level and shape of the yield curve. In addition, when the Company buys or sells a foreign currency or a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. Until the position is covered by selling or buying the equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it. The Company is also exposed to equity price risk through making markets in equity securities, distressed debt, equity derivatives as well as specialist activities. The Company may be adversely affected by changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

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

      We may generate lower revenues from commissions and asset management fees in a market downturn. A market downturn could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. In addition, because the fees that we charge for managing our clients' portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients' portfolios or increases the amount of withdrawals would reduce the revenue we receive from our asset management business.

      Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk. The policies and procedures we use to identify, assess and manage the risks we assume in conducting our businesses are set forth under the caption "Risk Management" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, assess and manage risks may not be fully effective. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible by the Company. This information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

      Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity, i.e., ready access to funds, is essential to our businesses. Our sources of liquidity are set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. An inability to raise money in the long-term or short-term debt markets, or to engage in repurchase agreements or securities lending, could have a substantial negative effect on our liquidity. Our access to debt in amounts adequate to finance our activities could be impaired by factors that affect the Company in particular or the financial services industry in general. For example, lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses, if the level of our business activity decreased due to a market downturn or if regulatory authorities took significant action against us. Our ability to borrow in the debt markets also could be impaired by factors that are not specific to the Company, such as a severe disruption of the financial markets or negative views about the prospects for the investment banking, securities or financial services industries generally.

      A reduction in our credit ratings could adversely affect our liquidity and competitive position and increase our borrowing costs. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long-and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the OTC derivatives market.

      As a holding company, The Bear Stearns Companies Inc. is dependent on its subsidiaries for funds. The Bear Stearns Companies Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of its subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to The Bear Stearns Companies Inc. Regulatory action of that kind could impede access to funds that The Bear Stearns Companies Inc. needs to make payments on obligations, including debt obligations, or dividend payments. See "Item 1. Business - Regulatory and Compliance Factors Affecting the Company and the Securities Industry".

      We are exposed to risks resulting from non-performance by counterparties, customers, borrowers or debt security issuers. The Company is exposed to credit risk in its role as trading counterparty to dealers and customers, as direct lender, as holder of securities and as member of exchanges and clearing organizations. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The policies and procedures we use to manage credit risk are set forth under the caption "Risk Management - Credit Risk" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. There can be no assurances that these policies and procedures will effectively mitigate our exposure to credit risk.

      Operational risks may disrupt our businesses, result in regulatory action against us or limit our growth. Operational risk is the potential for loss arising from inadequate or failed internal processes, people or systems, or from external events. This includes, but is not limited to, limitations in the Company's financial systems and controls, deficiencies in legal documentation, non-compliance with the execution of legal, regulatory and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

      Litigation, governmental investigations and/or other legal proceedings could adversely affect the company's business. We and certain of our subsidiaries are involved in litigation, government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. See "Item 3. Legal Proceedings." for a discussion of certain of the legal matters in which we are currently involved.

      Extensive regulation of our businesses limits our activities and may subject us to significant penalties. The financial services industry is subject to extensive regulation. The Company is subject to regulation by governmental and self-regulatory organizations in the US and in several other jurisdictions in which it operates around the world. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Non-compliance with legal and regulatory requirements could have a material adverse financial effect or cause significant reputational harm to the Company, which in turn could seriously harm our business prospects. See "Item 1. Business - Regulatory and Compliance Factors Affecting the Company and the Securities Industry" for a further discussion of the regulatory environment in which we conduct our businesses.

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

      Alternative trading systems may adversely affect our business and may increase competition. Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses, and we may experience continued competitive pressures in these and other areas. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues.

      Changes in business, political and/or economic conditions could have an adverse effect on the Company. Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the US and other parts of the world and related US military action overseas.

      Employee misconduct is difficult to detect and prevent and may have an adverse effect on our business. In recent years, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

      The inability to hire and retain qualified employees may adversely affect our businesses. Our performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, we face increasing competition with businesses outside the financial services industry, such as hedge funds, private equity funds and venture capital funds, for the most highly skilled individuals. Our business could be adversely affected if we are unable to attract new employees and retain and motivate our existing employees.

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

      The Company leases approximately 308,000 square feet of office space at One MetroTech Center North, Brooklyn, New York, through 2024 for its securities processing, accounting and clearance operations. The Company also leases approximately 3,000, 13,000, 59,000, 61,000, 141,000 and 148,000 square feet of space at six locations in New York City expiring in 2010, 2007, 2009, 2011, 2020 and 2020, respectively. The Company's offices in Atlanta, Bellevue, Boca Raton, Boston, Chicago, Clayton, Cleveland, Columbus, Dallas, Denver, El Paso, Houston, Irving, King of Prussia, Lewisville, Los Angeles, Memphis, Morristown, Palm Beach, Princeton, Providence, Sacramento, San Francisco, San Juan, Scottsdale and Tampa occupy an aggregate of approximately 1,044,000 square feet under leases expiring on various dates through the year 2019. The Company's twelve international offices occupy a total of approximately 232,000 square feet under leases expiring on various dates through the year 2016.

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

Item 3. Legal Proceedings.

      In the normal course of business, the Company and its subsidiaries are named as defendants in various legal actions, including arbitrations, class actions and other litigation. Such actions include those arising out of the Company's or a subsidiary's activities as a broker and dealer, as an underwriter, as an investment banker, as an employer or arising out of alleged employee misconduct. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

      Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the following matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results and cash flows in any future period, depending on the level of income for such period.

      The Company has provided reserves for such matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". The ultimate resolution may differ materially from the amounts reserved.

      In re McKesson HBOC, Inc. Securities Litigation: This matter arises out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC") resulting in an entity called McKesson HBOC, Inc. ("McKesson HBOC").

      Beginning on June 29, 1999, 53 purported class actions were commenced in the US District Court for the Northern District of California. These actions were subsequently consolidated, and the plaintiffs proceeded to file a series of amended complaints. On February 15, 2002, plaintiffs filed a third amended consolidated complaint, which alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

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

      On January 6, 2003, the court granted Bear Stearns' motion to dismiss the
Section 10(b) claim asserted in the third amended complaint, and denied Bear Stearns' motion to dismiss the Section 14(a) claim. On March 7, 2003, Bear Stearns filed an answer to the third amended complaint denying all allegations of wrongdoing and asserting affirmative defenses to the claims in the complaint. On January 12, 2005, McKesson HBOC announced that it had reached a settlement with the plaintiff class, which settlement required court approval. Bear Stearns' engagement letter with McKesson in connection with the merger of McKesson and HBOC provides that McKesson cannot settle any litigation without Bear Stearns' written consent unless McKesson obtains an unconditional written release for Bear Stearns and, under certain circumstances, is required to provide indemnification to Bear Stearns.

      By Order dated May 23, 2005, the Court denied preliminary approval of the proposed settlement between McKesson HBOC and the plaintiff class. On July 12, 2005, the plaintiff and McKesson HBOC submitted a revised proposed settlement, purporting to address the issues identified by the Court in its order denying preliminary approval, to which Bear Stearns objected. The revised proposed settlement provides, among other things, that Bear Stearns' rights under its engagement letter are preserved for future resolution. McKesson HBOC's claims in connection with the letter are also preserved.

      On February 24, 2006, the Court granted final approval of the revised proposed settlement. Bear Stearns has appealed the final approval order to the US Circuit Court of Appeals for the Ninth Circuit, seeking to reverse the final approval of the settlement on the ground that consummation of the settlement may deprive Bear Stearns of certain rights and remedies provided for in its engagement letter.

      On December 8, 2005 Bear Stearns commenced a separate action in New York State Supreme Court, New York County, Bear Stearns v. McKesson Corp., asserting breach of contracts and other claims against McKesson based on the engagement letter and seeking, among other things, declaratory relief and damages. On April 24, 2006, McKesson moved to dismiss certain causes of action asserted in the complaint. On October 25, 2006, the Court issued an opinion denying McKesson's motion to dismiss in part and allowing Bear Stearns to proceed with certain of its claims.

      Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.: On April 24, 2001, an action was commenced against BSSC in the US Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Limited ("MIFL"). BSSC provided prime brokerage services to MIFL prior to its bankruptcy. BSSC is the sole defendant in this action. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were "fraudulent transfers" made in violation of Sections 548 and 550 of the US Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

      On March 21, 2002, the District Court dismissed the trustee's claims seeking to recover allegedly fraudulent transfers in amounts exceeding $1.9 billion. The District Court also remanded to the Bankruptcy Court the Trustee's remaining claims, which seek to recover allegedly fraudulent transfers in the amount of $141.4 million plus pre-judgment interest and to equitably subordinate any claim that may be asserted by BSSC against MIFL to the claims of other creditors.

      On October 17, 2002, BSSC filed an answer to the complaint in which it denied all allegations of wrongdoing and asserted affirmative defenses.

      By Order and Decision dated January 9, 2007, the Bankruptcy Court ruled on the parties cross motions for summary judgment. The Court denied BSSC's motion for summary judgment seeking dismissal of the Trustee's complaint in its entirety and granted the Trustee's motion for summary judgment on the fraudulent transfer claims against BSSC. BSSC believes it has substantial defenses to the Trustee's claims and intends to appeal the Bankruptcy Court's decision.

      Sterling Foster & Co., Inc.: The following matters arise out of Bear Stearns' role as clearing broker for Sterling Foster & Co., Inc. ("Sterling Foster").

      (i) Levitt, et al. v. Bear Stearns, et al.: On February 16, 1999, a purported class action was commenced in the US District Court for the Southern District of New York on behalf of all persons who purchased ML Direct, Inc. common stock or warrants through Sterling Foster & Co., Inc. ("Sterling Foster") between September 4, 1996 and December 31, 1996. Named as defendants were Bear Stearns and BSSC. The complaint alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and committed common law fraud in connection with providing clearing services to Sterling Foster with respect to certain transactions by customers of Sterling Foster in ML Direct common stock and warrants. Compensatory damages of $50 million and punitive damages of approximately $100 million were sought. This case was transferred to the US District Court for the Eastern District of New York.

      (ii) Rogers v. Sterling Foster & Co., Inc.: On February 16, 1999, Bear Stearns, BSSC and an officer of BSSC were added as defendants in a purported class action pending in the US District Court for the Eastern District of New York. The action was brought on behalf of a purported class consisting of all persons who purchased or otherwise acquired certain securities that were underwritten by Sterling Foster. Named as defendants, in addition to the Bear Stearns defendants set forth above, were Sterling Foster, seven individuals alleged to have had an employment relationship with, or exercised control over, Sterling Foster, six companies that issued securities underwritten by Sterling Foster, eight individuals who were directors, officers and/or employees of these issuers, and Bernstein & Wasserman LLP and two of its partners. The second amended complaint alleged, among other things, that the Bear Stearns defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 349 of the New York General Business Law and committed common law fraud in connection with providing clearing services to Sterling Foster. Compensatory damages in an unspecified amount were sought.

      These two matters were consolidated as part of the In re Sterling Foster Inc. Securities Litigation (MDL Docket No. 1208) before the US District Court for the Eastern District of New York. On October 31, 2006, that court approved a settlement agreement that dismissed all claims against all settling defendants, which included Bear Stearns, BSSC and an officer of BSSC.

      Enron Corp.: The following matters arise out of Bear Stearns' business transactions with or relating to Enron Corp. ("Enron").

      (i) Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.: On November 25, 2003, BSIL and BSSC were named as defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the US Bankruptcy Court for the Southern District of New York. Plaintiffs seek, inter alia, to recover payments, totaling approximately $26 million that were allegedly made to BSIL and BSSC during August 2001 in connection with an equity derivative contract between BSIL and Enron. According to the complaint, Enron's payments constituted (a) fraudulent transfers, under Section 548(a) of the US Bankruptcy Code and under applicable state law and (b) an unlawful redemption of Enron common stock in violation of Oregon law. Enron seeks judgment (a) avoiding and setting aside Enron's August 2001 payments to BSIL and BSSC, (b) directing BSIL and BSSC to pay Enron approximately $26 million, plus prejudgment interest, (c) declaring that Enron's August 2001 payments violated Oregon law, (d) disallowing any claims by BSIL and BSSC in connection with Enron's bankruptcy proceedings until they have returned the August 2001 payments to Enron and (e) awarding Enron its reasonable attorneys' fees and costs incurred in connection with the action.

      By Order dated June 3, 2005, the Bankruptcy Court denied the motion to dismiss filed by BSIL and BSSC. On July 5, 2005, defendants filed a motion with the US District Court for the Southern District of New York for leave to take an interlocutory appeal from the Bankruptcy Court's decision. By Order dated May 2, 2006, the District Court denied defendants' motion for leave to take an interlocutory appeal from the Bankruptcy Court's decision.

      (ii) Enron Corp., et al. v. Bear, Stearns & Co. Inc., et al.: Bear Stearns was named as a defendant in two adversary proceedings commenced by Enron in the US Bankruptcy Court for the Southern District of New York. The complaints in these actions sought equitable subordination and disallowance under the Bankruptcy Code of certain debt claims against Enron in the amount of $19 million that were purchased by Bear Stearns from third parties subsequent to Enron's filing for bankruptcy.

      These adversary proceedings have each been dismissed pursuant to the respective agreements among the parties to these actions. Bear Stearns did not make any payments in connection with its dismissal from these proceedings.

      IPO Allocation Securities and Antitrust Litigations

      The Company and Bear Stearns (the "Bear Stearns defendants"), along with many other financial services firms, have been named as defendants in many putative class actions filed during 2001 and 2002 in the US District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). The complaints in these purported class actions generally allege, among other things, that between 1998 and 2000:
(i) the underwriters of certain "hot" IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation and/or (ii) the underwriters' customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions.

      Beginning on April 19, 2002, the plaintiffs in these litigations filed amended complaints by virtue of which the public offerings of each of the 309 issuers are now the subjects of separate complaints. The Bear Stearns defendants are defendants in 95 of these amended complaints. As amended, the complaints allege, among other things, that the underwriters, including Bear Stearns, violated Section 11 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the wrongdoing alleged in the original complaints and by causing their securities analysts to issue unwarranted positive reports regarding the issuers. Compensatory damages in unspecified amounts are sought.

      By order dated October 13, 2004, the Court granted in part and denied in part class certification for each of the six cases selected to be the focus cases for these proceedings.

      By opinion and order dated February 15, 2005, the Court preliminarily approved the proposed settlement among plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers and directors. The settlement generally provided that (1) the insurers of these issuers will guarantee an ultimate recover by plaintiffs, in this and related litigations, of $1 billion; (2) these issuers will assign to plaintiffs so-called "excess compensation" claims against the underwriter defendants, including the Bear Stearns defendants, that these issuers allegedly possess; and (3) plaintiffs will, upon final approval of the settlement, dismiss all claims against these issuers and the individual director and officer defendants. That preliminary approval, however, was conditioned upon certain changes being made to the terms of the settlement.

      On December 5, 2006, the Second Circuit vacated the lower court's class certification of six selected focus cases. The Second Circuit concluded that class certification of these cases was improper and remanded the cases to the lower court for further proceedings.

      In January 2002, Bear Stearns was named as a defendant, along with nine other financial services firms, in an antitrust complaint filed in the same court on behalf of a putative class of purchasers who, either in IPOs or the aftermarket, purchased technology-related securities during the period March 1997 to December 2000. Plaintiffs allege that the defendants conspired to require that customers, in return for an allocation in the IPOs, (i) pay charges in addition to the IPO price, such as non-competitively determined commissions on the purchase or sale of other securities and/or (ii) agree to purchase the IPO securities in the aftermarket at prices above the IPO price. Plaintiffs claim that these alleged practices violated Section 1 of the Sherman Act and state antitrust laws and seek compensatory and treble damages. On November 6, 2003, the Court granted the motion of the defendants (including the Company) to dismiss all claims asserted against them by these antitrust plaintiffs. The plaintiffs appealed that decision to the Second Circuit Court of Appeals. On September 28, 2005, the Second Circuit Court of Appeals vacated the dismissal and remanded this matter to the lower court for further proceedings.

      On or around December 7, 2006, the US Supreme Court granted defendants' petition for certiorari to appeal the decision issued by the Second Circuit Court of Appeals.

      The Company denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      IPO Underwriting Fee Antitrust Litigation: Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the US District Court for the Southern District of New York. The first consolidated action, filed on March 15, 2001, purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the "Purchaser Action"). The second consolidated action, filed on July 6, 2001, purports to be brought on behalf of a putative class of issuers of stock in initial public offerings (the "Issuer Action"). Each suit alleges that the Company violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The plaintiff in each action seeks injunctive relief and treble damages.

      On February 24, 2004, the District Court granted defendants' motion to dismiss the complaint in the Purchaser Action in part, dismissing plaintiffs' claim for treble damages under Section 4 of the Clayton Act. However, the Court denied defendants' motion to dismiss the plaintiffs' claim for injunctive relief.

      On September 16, 2004, plaintiffs in the Purchaser Action and the Issuer Action moved for class certification. On October 25, 2005, plaintiffs in both actions moved for partial summary judgment against defendants on liability.

      By Order dated April 18, 2006, the District Court denied the Issuer plaintiffs motion for class certification and postponed a ruling on the class certification motion in the Purchaser Action pending resolution of whether, in light of the Court's ruling in the Issuer Action, the Purchaser Action plaintiffs nonetheless want to proceed with their action.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      Mutual Fund Litigation

      On November 7, 2003, BSSC, the Company and Bear Stearns (the "Bear Stearns defendants"), together with 18 other entities and individuals, were named as defendants in a purported class action lawsuit, in the US District Court for the Southern District of New York by a mutual fund investor on behalf of persons who purchased and/or sold ownership units of mutual fund in the Janus or Putnam families of mutual funds between November 1, 1998 and July 3, 2003. On January 26, 2004, plaintiff filed a first amended complaint, again on behalf of persons who traded in the Janus or Putnam families of mutual funds, against the same Bear Stearns defendants and 16 other entities and individuals, including mutual funds and other financial institutions. On October 22, 2003, another purported class action was filed on behalf of the general public of the State of California against multiple defendants, and subsequently included the Company as a defendant, with respect to various mutual funds. Both of these actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount. On March 19, 2004, these actions were transferred to the District of Maryland for coordinated and/or consolidated pre-trial proceedings as part of MDL 1586-In re: Mutual Funds Investment Litigation.

      On or subsequent to September 29, 2004, fifteen new and/or amended class action or derivative complaints were filed in MDL-1586 naming as defendants the Bear Stearns defendants, various mutual fund companies, certain broker-dealers, and others (collectively the "defendants"). Plaintiffs who have brought actions, either directly or derivatively, against one or more of the Bear Stearns defendants are shareholders in the following families of mutual funds: AIM, Invesco, PIMCO/Allianz Dresdner, Excelsior, Alliance, Franklin Templeton, One Group, Strong, Columbia, Pilgrim Baxter, Alger, Janus, RS and MFS. Among other things, the actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount.

      The Bear Stearns defendants, along with certain other defendants, filed an omnibus motion to dismiss the consolidated class action and derivative claims against them. On November 3, 2005, the derivative claims against the Bear Stearns defendants were dismissed. As of December 31, 2005, the Bear Stearns defendants' motion to dismiss was otherwise granted in part and denied in part as to direct investor claims in the following families of mutual funds: Janus, AIM/Invesco, RS, One Group, MFS, Columbia, PIMCO/Allianz Dresdner, Alger, Excelsior and Strong.

      The Bear Stearns defendants believe that they have substantial defenses to the remaining claims.

      Bear Wagner Specialists LLC: Bear Wagner Specialists LLC, a subsidiary of the Company, is among numerous defendants named in purported class actions brought on behalf of investors beginning in October 2003 in the US District Court for the Southern District of New York alleging violations of the federal securities laws in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution, and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Bear Wagner Specialists LLC and the Company are also among the defendants in a purported class action filed in December 2003 in California Superior Court, Los Angeles County alleging violation of California law in connection with the same conduct. This case was transferred to the US District Court for the Southern District of New York. The district court consolidated these purported class actions under the caption In re NYSE Specialists Securities Litigation, No. 03 Civ. 8264 (RWS). On September 15, 2004, a consolidated amended complaint was filed in this action.

      Bear Wagner and the Company deny all allegations of wrongdoing in the class action specialist litigations and believe they have substantial defenses to the claims.

      In re Prime Hospitality, Inc. Shareholders Litigation: On July 15, 2005, plaintiff shareholders of Prime Hospitality Corporation ("Prime") filed a consolidated amended class action complaint in the Delaware Chancery Court against the directors of Prime, the Blackstone Group ("Blackstone") and certain affiliates of Blackstone, and Bear Stearns. As amended, the complaint alleges that Bear Stearns acted as financial advisor to Prime in connection with the sale of Prime to Blackstone, and that Bear Stearns aided and abetted a breach of fiduciary duty by the directors of Prime in connection with that transaction. The amended complaint seeks from defendants compensatory damages in an unspecified amount, as well as various forms of equitable relief, including, but not limited to, rescissory damages, the imposition of a constructive trust and an accounting. On October 3, 2005, Bear Stearns filed its answer to the consolidated amended class action complaint denying all allegations of wrongdoing and asserted affirmative defenses.

      The parties have reached an agreement in principle to settle the action against all defendants, including Bear Stearns, subject to confirmatory discovery. Under the agreement in principle, Bear Stearns will not make any financial contribution to the settlement.

      Municipal Bond Offering Matters

      Bear Stearns has been notified by the Chicago office of the SEC of a formal investigation into its municipal bond offering practices, which has been focused on the municipal underwriting business conducted through the Chicago office of Bear Stearns. Bear Stearns has also received subpoenas and requests for information relating to its municipal underwriting business and/or public fund asset management businesses conducted through the Chicago office of Bear Stearns from the US Attorney's Office for the Northern District of Illinois; the State of Illinois, Office of Executive Inspector General; the Illinois Securities Department; and the Office of the Attorney General of Illinois.

      Bear Stearns is cooperating with each of these investigations or inquiries.

      Short Selling Litigation

      The Bear Stearns Companies Inc., along with numerous other financial services firms and other unnamed persons, has been named as a defendant in a purported class action filed in the US District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The complaint alleges that the defendants agreed among themselves to charge excessive fees in connection with short sales, and not to force deliveries of borrowed securities, resulting in intentional failures to deliver. The complaint alleges causes of action under the federal antitrust laws, and New York law.

      Bear, Stearns Securities Corp., along with numerous other financial securities firms and other unnamed persons, has been named as a defendant in two separate actions in California state court. The complaints generally allege that since late 2004, the defendants have engaged in a market-manipulation scheme in their role as prime brokers, involving the alleged intentional failure to deliver securities to cover short sales. The complaints further allege that such failures to deliver distorted the market for, and artificially depressed the share price of, the securities identified in the respective complaints. The complaints allege causes of action under California statutory and common law.

      The Bear Stearns Companies Inc. and Bear, Stearns Securities Corp. believe they have substantial defenses to the claims brought in these actions.

      Other Investigations/Inquiries

      Bear Stearns has been notified by the Staff of the SEC, Southeast Regional Office, that the Staff intends to recommend that the Commission bring a civil enforcement action against Bear Stearns in connection with Bear Stearns' involvement in the pricing, valuation and analysis related to approximately $62.9 million of collateralized debt obligations that were purchased by a client of Bear Stearns. Such an action could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Executive Officers of the Company

      The following table sets forth certain information as of January 31, 2007 concerning executive officers of the Company.

                              Age as of
                             January 31,
           Name                 2007               Principal Occupation
--------------------------- ------------- --------------------------------------
James E. Cayne...........        72       Chairman of the Board and Chief
                                          Executive Officer of the Company and
                                          Bear Stearns and member of the
                                          Executive Committee of the Company
                                          (the "Executive Committee")

Jeffrey M. Farber........        42       Senior Vice President-Finance of the
                                          Company and Controller of the Company
                                          and Bear Stearns

Alan C. Greenberg........        79       Chairman of the Executive Committee

Michael Minikes..........        63       Treasurer of the Company

Samuel L. Molinaro Jr....        49       Executive Vice President and Chief
                                          Financial Officer of the Company and
                                          Bear Stearns and member of the
                                          Executive Committee

Alan D. Schwartz.........        56       President and Co-Chief Operating
                                          Officer of the Company and Bear
                                          Stearns and member of the Executive
                                          Committee

Michael S. Solender......        42       General Counsel of the Company and
                                          Bear Stearns

Warren J. Spector........        49       President and Co-Chief Operating
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

      Mr. Farber became Senior Vice President-Finance of the Company on February 8, 2007 and has been Controller of the Company and Bear Stearns since January 7, 2004. Mr. Farber was Assistant Controller of the Company from May 1, 2000 to January 7, 2004 and since May 1, 2000 a Senior Managing Director of Bear Stearns. Prior to May 2000, Mr. Farber was a partner with Deloitte & Touche LLP.

      Mr. Greenberg has been Chairman of the Executive Committee for more than five years and prior to June 25, 2001, was Chairman of the Board of the Company.

      Mr. Minikes has been Treasurer of the Company for more than five years and prior to April 10, 2006 was treasurer of Bear Stearns.

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

      Mr. Solender became General Counsel of the Company and Bear Stearns on January 29, 2004. Since February 11, 2002, Mr. Solender has been a Senior Managing Director in the Legal Department of Bear Stearns. Mr. Solender was a partner at the law firm of Arnold & Porter LLP from January 1997 to January 2000 and from November 2001 to February 2002, and was General Counsel of the US Consumer Product Safety Commission from January 2000 to November 2001.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The information relating to the market for registrant's common equity and the Performance Graph required to be furnished pursuant to this item is set forth under the caption "Price Range of Common Stock and Dividends" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

      The following table provides information as of November 30, 2006 with respect to the shares of common stock repurchased by the Company during the fourth quarter of fiscal 2006:

                        Issuer Purchases of Equity Securities

                     (a) Total                   (c) Total Number of Shares      (d) Approximate Dollar
                     Number of    (b) Average       Purchased as Part of        Value of Shares that May
                      Shares      Price Paid     Publicly Announced Plans or   Yet Be Purchased Under the
Period               Purchased     per Share            Programs (1)              Plans or Programs (1)
------------------   ---------   -------------   ---------------------------   ---------------------------

9/1/06 - 9/30/06     1,389,800     $  133.82              1,389,800                   $  531,316,619

10/1/06 - 10/31/06     335,400     $  148.48                335,400                   $  481,516,207

11/1/06 - 11/30/06   1,068,328     $  145.63              1,068,328                   $  325,935,985
                     ---------                         ------------

Total                2,793,528     $  140.10              2,793,528
                     =========                         ============

      (1) On December 12, 2005, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $1.5 billion of common stock in fiscal 2006 and beyond. During the fiscal year ended November 30, 2006, the Company purchased under the current and prior authorizations a total of 9,440,880 shares at a cost of approximately of $1.2 billion. Approximately $279.9 million was available to be purchased under the current authorization as of November 30, 2006. On December 13, 2006, the Board of Directors of the Company approved an amendment to the Repurchase Program to replenish the previous authorization in order to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. The Company expects to utilize the repurchase authorization to offset the dilutive impact of annual share awards. The Company may, depending upon price and other factors, repurchase additional shares in excess of that required for annual share awards.

      During the fiscal year ended November 30, 2006, the Company also purchased a total of 1,141,334 shares of its common stock at a total cost of $154.0 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on November 30, 2005. On December 12, 2006, the Compensation Committee of the Company approved an amendment to the CAP Plan Earnings Purchase Authorization to replenish the previous authorization in order to allow the Company to purchase up to $200 million of common stock in fiscal 2007.

      The repurchase programs have no set expiration or termination date.

Item 6.  Selected Financial Data.

      The information required to be furnished pursuant to this item is set forth under the caption "Financial Highlights" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.  Controls and Procedures

      Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that the Company submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

      Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

      The information required to be furnished pursuant to this item is set forth under the captions "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report.

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

Item 9B.   Other Information

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2007 Annual Meeting of Stockholders to be held on April 18, 2007, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

      The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Person Transactions" in the Proxy Statement, and is incorporated herein by reference.

      The information required to be furnished pursuant to this item will be set forth under the captions "Board and Board Committees" and "Corporate Governance" in the Proxy Statement, and is incorporated herein by reference.

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

(4)(a)(1) Indenture, dated as of May 31, 1991, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).

(4)(a)(2) Indenture, dated as of November 14, 2006, between the registrant and The Bank of New York as trustee (incorporated by reference to Exhibit (4)(a)(4) to Amendment No. 1 to registrant's registration statement on Form S-3 (File No. 333-136666) filed with the Commission on November 14, 2006).

(4)(b) Supplemental Indenture, dated as of January 29, 1998, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan
            Bank), as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant's Current Report on Form 8-K filed with the Commission on February 2, 1998).

(4)(c)(1) Supplemental Note Issuance Agreement, dated November 18, 2004, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(1) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(2) Supplemental Note Issuance Agreement, dated November 18, 2003, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(2) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(3) Amended and Restated Note Issuance Agreement, dated June 28, 2002, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(3) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(4) Deed of Covenant, dated June 28, 2002, made by Bear Stearns Global Asset Holdings, Ltd. (incorporated by reference to Exhibit 4(c)(4) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).

(4)(c)(5) Deed of Guarantee, dated June 29, 2001, made by The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 4(c)(5) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).

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

(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit (10)(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(2) Capital Accumulation Plan for Senior Managing Directors, as amended and restated November 29, 2000 for Plan Years beginning on or after July 1, 1999 and further amended as of March 31, 2004, February 8, 2006 and February 28, 2006 (incorporated by reference to Exhibit B to the registrant's Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders).*

(10)(a)(3) Performance Compensation Plan, as amended and restated as of February 9, 2005 (incorporated by reference to: (i) Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 28, 2003; (ii) Item 9B, Other Information to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2004; and (iii) the registrant's Current Report on Form 8-K filed with the Commission on December 15, 2005).*

(10)(a)(4) Stock Award Plan, as amended and restated as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(3) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31,
            2004).*

(10)(a)(5) Non-Employee Directors' Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*

(10)(a)(6) Restricted Stock Unit Plan, as amended and restated as of March 31, 2004 (incorporated by reference to Exhibit 10(a)(4) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(7) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*

(10)(a)(8) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*

(10)(a)(9) Form of Forward Purchase Agreement, dated as of September 6, 2005, between The Bear Stearns Companies Inc. and a number of CAP Plan participants (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2005).*

(10)(a)(10) Form of Agreement evidencing a grant of CAP Units to Executive
            Officers under the Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on January 4, 2005).*

(10)(a)(11) Form of Agreement evidencing a grant of Nonqualified Stock Options
            (subject to vesting) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on January 4,
            2005).*

(10)(a)(12) Form of Agreement evidencing a grant of Nonqualified Stock Options
            (immediately exercisable) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on January 4, 2005).*

(10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).

(10)(b)(2) First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2001).

(10)(b)(3) Second Amendment to Lease, dated April 23, 2003, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2003).

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

(13)   +    2006 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission).

(14)        Code of Business Conduct and Ethics (incorporated by reference to
            Exhibit 14 to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2004).

(18)   +    Letter Re: Change in Accounting Principles.

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

*  Executive Compensation Plans and Arrangements
+  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2007.

                                               THE BEAR STEARNS COMPANIES INC.
                                                      (Registrant)

                                                By: /s/ SAMUEL L. MOLINARO JR.

                                                    Samuel L. Molinaro Jr.
                                                 Executive Vice President and
                                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2007.

                  NAME                                    TITLE
                  ----                                    -----

         /s/ ALAN C. GREENBERG           Chairman of the Executive Committee
      -----------------------------      and Director
           Alan C. Greenberg

           /s/ JAMES E. CAYNE            Chairman of the Board, Chief Executive
      ----------------------------       Officer (Principal Executive Officer)
             James E. Cayne              and Director


          /s/ HENRY S. BIENEN            Director
      ----------------------------
            Henry S. Bienen

          /s/ CARL D. GLICKMAN           Director
      ----------------------------
            Carl D. Glickman

         /s/ MICHAEL GOLDSTEIN           Director
      ----------------------------
           Michael Goldstein

        /s/ DONALD J. HARRINGTON         Director
      ----------------------------
          Donald J. Harrington

          /s/ FRANK T. NICKELL           Director
      ----------------------------
            Frank T. Nickell

          /s/ PAUL A. NOVELLY            Director
      ----------------------------
            Paul A. Novelly

        /s/ FREDERIC V. SALERNO          Director
      ----------------------------
          Frederic V. Salerno

          /s/ ALAN D. SCHWARTZ           President, Co-Chief Operating Officer
      ----------------------------       and Director
            Alan D. Schwartz

         /s/ WARREN J. SPECTOR           President, Co-Chief Operating Officer
      ----------------------------       and Director
           Warren J. Spector

            /s/ VINCENT TESE             Director
      ----------------------------
              Vincent Tese

       /s/ WESLEY S. WILLIAMS JR.        Director
      ----------------------------
         Wesley S. Williams Jr.

       /s/ SAMUEL L. MOLINARO JR.        Executive Vice President and Chief
      ----------------------------       Financial Officer (Principal Financial
         Samuel L. Molinaro Jr.          Officer)


         /s/ JEFFREY M. FARBER           Senior Vice President-Finance and
      ----------------------------       Controller (Principal Accounting
           Jeffrey M. Farber             Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                           ITEMS 15(a)(1) AND 15(a)(2)

                                                                 Page Reference

                                                                  Form   Annual
Financial Statements                                              10-K   Report*

Management's Report on Internal Control over Financial                     73
Reporting

Report of Independent Registered Public Accounting Firm                   74-75

The Bear Stearns Companies Inc.

(i)   Consolidated Statements of Income-fiscal years ended
         November 30, 2006, 2005 and 2004                                  76

(ii)  Consolidated Statements of Financial Condition at
         November 30, 2006 and 2005                                        77

(iii) Consolidated Statements of Cash Flows-fiscal years ended
         November 30, 2006, 2005 and 2004                                  78

(iv)  Consolidated Statements of Changes in Stockholders'
         Equity-fiscal years ended November 30, 2006, 2005 and            79-80
         2004

(v)   Notes to Consolidated Financial Statements                         81-112

Financial Statement Schedules

      Report of Independent Registered Public Accounting Firm             F-2

I     Condensed Financial Information of Registrant                     F-3-F-7

* Incorporated by reference from the indicated pages of the 2006 Annual Report to Stockholders.

All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Bear Stearns Companies Inc.

We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and subsidiaries (the "Company") as of November 30, 2006 and 2005, and for each of the three years in the period ended November 30, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2006, and the effectiveness of the Company's internal control over financial reporting as of November 30, 2006, and have issued our reports thereon dated February 12, 2007; such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule (Schedule I) of the The Bear Stearns Companies Inc. (Parent Company Only), listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 12, 2007

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                 (in thousands)


Fiscal Years Ended November 30,          2006            2005           2004
                                      ----------      ----------     ----------

REVENUES

Interest........................      $3,156,830      $1,232,924     $  487,089

Other...........................         194,684         247,816        379,829
                                      ----------      ----------     ----------
                                       3,351,514       1,480,740        866,918
                                      ----------      ----------     ----------
EXPENSES

Interest........................       3,387,034       1,581,883        648,041

Other...........................         205,574         195,580        149,018
                                      ----------      ----------     ----------
                                       3,592,608       1,777,463        797,059
                                      ----------      ----------     ----------

(Loss) income before benefit from
   income taxes and equity in           (241,094)       (296,723)        69,859
   earnings of subsidiaries.....

Benefit from income taxes.......          20,176          96,272          3,226
                                      ----------      ----------     ----------
(Loss) income before equity in
   earnings of subsidiaries.....        (220,918)       (200,451)        73,085

Equity in earnings of subsidiaries,
net of tax......................       2,274,789       1,662,628      1,271,648
                                      ----------      ----------     ----------
Net income......................      $2,053,871      $1,462,177     $1,344,733
                                      ==========      ==========     ==========


See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (in thousands, except share data)


As of November 30,                                     2006             2005
                                                   -----------      -----------
ASSETS
Cash and cash equivalents....................      $ 2,006,871      $ 2,154,047
Securities purchased under agreements to resell         97,389          174,105
Receivables from subsidiaries................       67,185,207       44,471,375
Subordinated loans receivable from subsidiaries      9,962,724       10,185,562
Investments in subsidiaries, at equity.......        7,975,276        7,253,755
Assets of variable interest entities.........          575,123          748,506
Other assets.................................        3,579,524        2,865,713
                                                   -----------      -----------
Total Assets.................................      $91,382,114      $67,853,063
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings........................      $19,467,424      $ 9,569,754
Payables to subsidiaries.....................        6,572,500        5,006,475
Liabilities of variable interest entities....          220,118          221,638
Other liabilities and accrued expenses.......        1,102,678        1,294,125
                                                   -----------      -----------
                                                    27,362,720       16,091,992
                                                   -----------      -----------

Commitments and contingencies (Note 1)
Long-term borrowings.........................       51,627,510       40,707,139
Long-term borrowings from subsidiaries.......          262,500          262,500

STOCKHOLDERS' EQUITY
Preferred stock                                        359,156          372,326
Common stock, $1.00 par value; 500,000,000
   shares authorized as of November 30, 2006
   and 2005; 184,805,847 shares issued as of
   November 30, 2006 and 2005................          184,806          184,806
Paid-in capital..............................        4,578,972        4,109,166
Retained earnings............................        9,384,595        7,492,951
Employee stock compensation plans............        2,221,997        2,600,186
Unearned compensation........................         (155,596)        (143,302)
Treasury stock, at cost:
   Common stock: 67,396,876 and 70,937,640 shares
     as of November 30, 2006 and 2005,
     respectively............................       (4,444,546)      (3,824,701)
                                                   -----------      -----------
Total Stockholders' Equity...................       12,129,384       10,791,432
                                                   -----------      -----------
Total Liabilities and Stockholders' Equity...      $91,382,114      $67,853,063
                                                   ===========      ===========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

Fiscal Years Ended November 30,            2006           2005          2004
                                        ----------     ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income.........................     $2,053,871     $1,462,177    $1,344,733
Adjustments to reconcile net income
   to cash provided by operating
   activities:
Non-cash items included in net income:
   Employee stock compensation plans     1,009,519        801,216       763,162
   Equity in earnings of
        subsidiaries, net of
        dividends received.........       (493,296)      (876,099)      816,131
   Other...........................         10,404          9,923         8,598
Decreases (increases) in assets:
   Securities purchased under
   agreements to resell............         76,716         98,829       (58,949)
   Other assets....................      1,006,510        (33,891)   (1,909,965)
Increases (decreases) in liabilities:
   Payables to subsidiaries........      1,566,025      1,275,627     1,020,824
   Other liabilities and accrued
   expenses........................        (49,313)       305,813      (401,936)
                                        ----------     ----------    ----------
Cash provided by operating activities    5,180,436      3,043,595     1,582,598
                                        ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Short-term borrowings, net.........      9,897,670      4,524,474      (340,037)
Proceeds from issuance of long-term
borrowings.........................     16,502,923     14,111,584    10,809,645
Decrease in long-term borrowings from
   subsidiaries....................              -              -      (300,000)
Issuance of common stock...........        289,402        201,851       235,812
Cash retained resulting from tax
   deductibility under
   share-based payment
   arrangements....................        363,044        426,055       163,887
Redemption of preferred stock......        (13,115)       (75,822)      (89,037)
Payments for:
   Retirement of long-term borrowings   (7,142,314)    (5,966,503)   (6,223,054)
   Treasury stock purchases........     (1,374,064)      (869,629)     (780,827)
Cash dividends paid................       (155,257)      (139,253)     (116,791)
                                        ----------     ----------    ----------
Cash provided by financing activities   18,368,289     12,212,757     3,359,598
                                        ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Receivables from subsidiaries......    (23,690,515)   (11,312,343)   (2,057,686)
Subordinated loans receivable from
   subsidiaries....................        222,838     (1,469,062)   (2,388,687)
Investments in subsidiaries, net...       (228,224)      (321,037)     (545,642)
                                        ----------     ----------    ----------
Cash used in investing activities..    (23,695,901)   (13,102,442)   (4,992,015)
                                        ----------     ----------    ----------
Net (decrease) increase in cash and
   cash equivalents................       (147,176)     2,153,910       (49,819)
Cash and cash equivalents, beginning
of fiscal year.....................      2,154,047            137        49,956
                                        ----------     ----------    ----------
Cash and cash equivalents, end of
fiscal year........................     $2,006,871     $2,154,047    $      137
                                        ==========     ==========    ==========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

      The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2006 Annual Report to Stockholders (the "Annual Report") incorporated by reference in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

      o   Summary of Significant Accounting Policies (Note 1)

      o   Fair Value of Financial Instruments (Note 2)

      o Variable Interest Entities and Mortgage Loan Special Purpose Entities (Note 6)

      o   Short-Term Borrowings (Note 8)

      o   Long-Term Borrowings (Note 9)

      o Preferred Stock (Note 10 - refer to section entitled "Preferred Stock Issued by The Bear Stearns Companies Inc.")

      o   Employee Benefit Plan (Note 12)

      o   Stock Compensation Plans (Note 13)

      o   Commitments and Contingencies (Note 17)

      The Company engages in derivatives activities in order to modify the interest rate characteristics of its long and short-term debt. See "Non-Trading Derivatives Activity" section of Note 4, "Derivatives and Hedging Activities", to the Consolidated Financial Statements in the Annual Report.

2.    Statement of Cash Flows

      Income taxes paid, net of refunds (consolidated) totaled approximately $708.9 million, $146.3 million and $524.5 million for the fiscal years ended November 30, 2006, 2005 and 2004, respectively. Cash payments for income taxes, net of refunds, would have been $1.07 billion, $572.4 million and $688.4 million for the fiscal years ended November 30, 2006, 2005, and 2004, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income. Cash payments for interest approximated interest expense for each of the periods presented.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
              NOTES TO CONDENSED FINANCIAL INFORMATION (CONTINUED)

3.    Transactions with Subsidiaries

      In the ordinary course of business the Company generates interest income by providing financing to its subsidiaries.

      The Company received from its consolidated subsidiaries dividends of approximately $1,781 million, $787 million and $2,088 million for the fiscal years ended November 30, 2006, 2005 and 2004, respectively. In addition, the Company provides its subsidiaries with the use of fixed assets for which the Company charges a fee.

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