Form 10-Q
period 2007-02-28
BEAR STEARNS COMPANIES INC
filed 2007-04-09
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the quarterly period ended February 28, 2007

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [X] Accelerated Filer [_] Non-Accelerated Filer [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


      As of April 5, 2007, the latest practicable date, there were 119,033,628 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Available Information                                                        3

PART I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Statements of Income for
               the three months ended February 28, 2007 and
               February 28, 2006                                             4

               Condensed Consolidated Statements of Financial
               Condition as of February 28, 2007 and
               November 30, 2006                                             5

               Condensed Consolidated Statements of Cash Flows
               for the three months ended February 28, 2007 and
               February 28, 2006                                             6

               Notes to Condensed Consolidated Financial Statements          7

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING           32
               FIRM

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Introduction                                                 33

               Certain Factors Affecting Results of Operations              33

               Forward-Looking Statements                                   34

               Executive Overview                                           34

               Results of Operations                                        36

               Liquidity and Capital Resources                              41

               Off-Balance-Sheet Arrangements                               51

               Derivative Financial Instruments                             52

               Critical Accounting Policies                                 53

               Accounting and Reporting Developments                        56

               Effects of Inflation                                         56

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                  58

Item 4.        CONTROLS AND PROCEDURES                                      61

PART II.       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                            62

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS                                                     63

Item 6         EXHIBITS                                                     64

Signature                                                                   65

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.
                      Condensed Consolidated Statements of
                                     Income

                                                           (Unaudited)
                                                        Three Months Ended
                                                  ------------------------------
                                                  February 28,     February 28,
(in thousands, except share and per share data)      2007             2006
--------------------------------------------------------------------------------
REVENUES
   Commissions                                    $  280,645     $  286,071
   Principal transactions                          1,342,377      1,150,432
   Investment banking                                350,179        337,853
   Interest and dividends                          2,657,193      1,723,989
   Asset management and other income                 167,345        140,073
                                                  ------------------------------
     Total revenues                                4,797,739      3,638,418
   Interest expense                                2,315,967      1,453,215
                                                  ------------------------------
     Revenues, net of interest expense             2,481,772      2,185,203
                                                  ------------------------------

NON-INTEREST EXPENSES
   Employee compensation and benefits              1,204,094      1,046,850
   Floor brokerage, exchange and
     clearance fees                                   56,085         51,243
   Communications and technology                     127,908        104,034
   Occupancy                                          56,745         44,627
   Advertising and market development                 37,073         34,673
   Professional fees                                  71,866         53,873
   Other expenses                                     92,795         97,550
                                                  ------------------------------
     Total non-interest expenses                   1,646,566      1,432,850
                                                  ------------------------------

   Income before provision for income taxes          835,206        752,353
   Provision for income taxes                        281,465        238,197
                                                  ------------------------------
   Net income                                     $  553,741     $  514,156
   Preferred stock dividends                           5,257          5,414
                                                  ------------------------------

   Net income applicable to common shares         $  548,484     $  508,742
                                                  ==============================

   Basic earnings per share                       $     4.23     $     3.92
   Diluted earnings per share                     $     3.82     $     3.54
                                                  ==============================

Weighted average common shares outstanding:
   Basic                                           133,094,747    132,738,565
   Diluted                                         149,722,654    149,417,369
                                                  ==============================

Cash dividends declared per common share          $     0.32     $     0.28
                                                  ==============================

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                      Condensed Consolidated Statements of
                               Financial Condition


                                                           (Unaudited)
                                                  February 28,     November 30,
(in thousands, except share data)                    2007              2006
--------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                         $  5,891,313     $ 4,595,184
  Cash and securities deposited with clearing
   organizations or segregated in compliance
   with federal regulations                            9,125,941       8,803,684
  Securities purchased under agreements to
   resell                                             37,247,992      38,838,279
  Securities received as collateral                   21,227,351      19,648,241
  Securities borrowed                                 84,014,630      80,523,355
  Receivables:
   Customers                                          32,529,683      29,481,799
   Brokers, dealers and others                         7,307,621       6,119,348
   Interest and dividends                                892,799         744,542

  Financial instruments owned, at fair value         134,410,336     109,200,487
  Financial instruments owned and pledged as
   collateral, at fair value                          12,754,203      15,967,964
                                                  ------------------------------
  Total financial instruments owned, at fair value   147,164,539     125,168,451

  Assets of variable interest entities and
   mortgage loan special purpose entities             41,482,566      30,303,275
  Property, equipment and leasehold
   improvements, net of accumulated
   depreciation and amortization of
   $1,192,106 and $1,152,279 as of February
   28, 2007 and November 30, 2006, respectively          508,227        479,637
  Other assets                                         7,119,263      5,726,800
                                                  ------------------------------
  Total Assets                                      $394,511,925    $350,432,595
                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                             $ 32,229,638     $29,062,714
  Securities sold under agreements to
   repurchase                                         88,568,018      69,749,675
  Obligation to return securities received as
   collateral                                         21,227,351      19,648,241
  Securities loaned                                   12,147,665      11,451,324
  Payables:
   Customers                                          77,892,685      72,988,661
   Brokers, dealers and others                         3,091,839       3,396,835
   Interest and dividends                              1,149,446       1,123,348
  Financial instruments sold, but not yet
   purchased, at fair value                           42,279,250      42,256,544
  Liabilities of variable interest entities
   and mortgage loan special purpose entities         39,648,893      29,079,552
  Accrued employee compensation and benefits             926,539       2,895,047
  Other liabilities and accrued expenses               3,582,195       2,081,354
  Long-term borrowings                                58,494,473      54,569,916
                                                  ------------------------------
  Total Liabilities                                 $381,237,992    $338,303,211
                                                  ==============================

  Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
  Preferred stock                                        359,156        359,156
  Common stock, $1.00 par value; 500,000,000
   shares authorized and 184,805,847 shares
   issued as of both February 28, 2007
   and November 30, 2006                                 184,806        184,806
  Paid-in capital                                      4,902,662      4,578,972
  Retained earnings                                    9,894,928      9,384,595
  Employee stock compensation plans                    2,736,236      2,221,997
  Unearned compensation                                 (193,216)      (155,596)
  Treasury stock, at cost:
   Common stock: 65,192,031 and 67,396,876
   shares as of February 28, 2007 and
   November 30, 2006, respectively                    (4,610,639)    (4,444,546)
                                                  ------------------------------
  Total Stockholders' Equity                          13,273,933     12,129,384
                                                  ------------------------------
  Total Liabilities and Stockholders' Equity        $394,511,925   $350,432,595
                                                  ==============================


See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
                      Condensed Consolidated Statements of
                                   Cash Flows

                                                           (Unaudited)
                                                       Three Months Ended
                                                  ------------------------------
                                                  February 28,     February 28,
(in thousands)                                       2007             2006
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $   553,741      $    514,156
   Adjustments to reconcile net income to cash
    used in operating activities:
    Non-cash items included in net income:
      Depreciation and amortization                    42,325            81,371
      Deferred income taxes                           (67,856)           (2,253)
      Employee stock compensation plans                12,828            10,086
   Changes in operating assets and liabilities:
      Cash and securities deposited with
       clearing organizations or segregated in
       compliance with federal regulations           (322,257)       (1,513,965)
      Securities borrowed, net of securities
       loaned                                      (2,794,934)       (9,074,155)
      Receivables from customers                   (3,047,884)        1,868,133
      Receivables from brokers, dealers and
       others                                      (1,188,273)        1,533,983
      Financial instruments owned                 (22,957,905)       (4,222,328)
      Other assets                                 (1,722,627)          (87,210)
      Securities sold under agreements to
       repurchase, net of securities purchased
       under agreements to resell                  20,408,630         6,473,250
      Payables to customers                         4,904,024           195,256
      Payables to brokers, dealers and others        (304,996)          233,209
      Financial instruments sold, but not
       yet purchased                                  (54,443)          (71,924)
      Accrued employee compensation and benefits   (1,143,631)         (932,053)
      Other liabilities and accrued expenses        1,525,208           (17,358)
                                                  ------------------------------
         Cash used in operating activities        (6,158,050)        (5,011,802)
                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment and
    leasehold improvements                            (67,271)          (39,234)
                                                  ------------------------------
         Cash used in investing activities            (67,271)          (39,234)
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from short-term borrowings          3,166,924         1,563,266
   Proceeds from issuance of long-term
    borrowings                                      8,082,023         4,940,564
   Payments for retirement/repurchase of
    long-term borrowings                           (3,554,476)       (2,198,314)
   Proceeds from issuances of derivatives
    with a financing element, net                      77,149            74,600
   Issuance of common stock                            62,450           109,715
   Cash retained resulting from tax
    deductibility under share-based payment
     arrangements                                     205,055           274,076
   Redemption of preferred stock                           -             (5,393)
   Treasury stock purchases - common stock           (473,203)         (476,427)
   Cash dividends paid                                (44,472)          (38,766)
                                                  ------------------------------
         Cash provided by financing activities      7,521,450          4,243,321
                                                  ------------------------------
      Net increase/ (decrease) in cash and
       cash equivalents                             1,296,129          (807,715)
                                                  ------------------------------
   Cash and cash equivalents, beginning of
    year                                            4,595,184         5,859,133
                                                  ------------------------------
   Cash and cash equivalents, end of period       $ 5,891,313      $  5,051,418
                                                  ==============================


Supplemental Disclosure of Cash Flow Information:


Cash payments for interest were $2.51 billion and $1.51 billion during the three months ended February 28, 2007 and 2006, respectively.

Cash payments for income taxes, net of refunds, were $108.8 million and $88.4 million for the three months ended February 28, 2007 and 2006, respectively. Cash payments for taxes, net of refunds, would have been $313.9 and $362.5 for the three months ended February 28, 2007 and 2006, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management is comprised of the private client services ("PCS") and asset management areas. See Note 12, "Segment and Geographic Area Data," in the Notes to Condensed Consolidated Financial Statements for a complete description of the Company's principal segments. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; and through its majority-owned subsidiary Bear Hunter Holdings LLC. The Company participates, through Bear Hunter Holdings LLC, in specialist activities on the New York Stock Exchange ("NYSE"), American Stock Exchange ("AMEX") and International Securities Exchange ("ISE").

      Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling interest. Additionally, in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (R), "Consolidation of Variable Interest Entities (revised December
      2003)--an interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN No. 46 (R)"), the Company also consolidates any variable interest entities ("VIEs") for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statements of Financial Condition in the captions "Assets of variable interest entities and mortgage loan special purpose entities" and "Liabilities of variable interest entities and mortgage loan special purpose entities." See Note 5, "Variable Interest Entities and Mortgage Loan Special Purpose Entities," in the Notes to Condensed Consolidated Financial Statements.

      As of December 1, 2006, the Company has fully adopted Emerging Issues Task Force ("EITF") Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership.

      When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity's operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting.

      The Condensed Consolidated Statement of Financial Condition as of February 28, 2007, the Condensed Consolidated Statements of Income for the three months ended February 28, 2007 and February 28, 2006 and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2007 and February 28, 2006 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2006 and related information was derived from the audited consolidated financial statements.

      The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006, as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") (the "Form 10-K").

      The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock-based compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," in the 2007 quarter. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in EITF No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 2 of Notes to Condensed Consolidated Financial Statements for a complete discussion on SFAS No. 157.

      Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. Valuation pricing models consider time value, yield curve and volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other measurements.

      Equity interests and securities acquired as a result of private equity and merchant banking activities are reflected in the Condensed Consolidated Financial Statements at fair value, which is often represented as initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company's best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company's estimate of net realizable value has declined below the carrying value.

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

      On December 1, 2006, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits companies to elect on an instrument-by-instrument basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. As permitted, on December 1, 2006, the Company elected to apply a fair value measurement to all existing hybrid financial instruments that met the SFAS No. 155 definition. The Company also elected the fair value measurement for all qualifying hybrid financial instruments issued on or after December 1, 2006. The Company's primary reason for electing to carry these instruments on a fair value basis was to enable the Company to more efficiently hedge these instruments and to simplify the accounting process. The hybrid instruments are reported as a component of "Other liabilities" in the Fair Value Measurements disclosure. The transition adjustment related to the adoption of SFAS No. 155 did not have a material impact on the Condensed Consolidated Financial Statements of the Company.

      The Company follows FIN No. 39, "Offsetting Amounts Related to Certain Contracts," and offsets assets and liabilities in the Condensed Consolidated Statements of Financial Condition provided that the legal right of offset exists under a master netting agreement. This includes the offsetting of payables or receivables relating to the fair value of cash collateral received or paid associated with its derivative inventory, on a counterparty basis.

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

      Mortgage Servicing Assets, Fees and Advances

      Mortgage servicing rights ("MSRs") are included in "Other Assets" on the Condensed Consolidated Statements of Financial Condition. On December 1, 2006, the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," and elected to measure servicing assets at fair value. Fair value of MSRs is determined by using market-based models that discount anticipated future net cash flows considering loan prepayment predictions, interest rates, default rates, servicing costs, current market data and other economic factors. The adoption of SFAS No. 156 did not have a material impact on the Condensed Consolidated Financial Statements of the Company.

      Contractual servicing fees, late fees and other ancillary servicing fees earned for servicing mortgage loans are reflected in "Investment Banking" revenues in the Condensed Consolidated Statements of Income. Contractual servicing fees are recognized when earned based on the terms of the servicing agreement. All other fees are recognized when received. In the normal course of its business, the Company makes principal, interest and other servicing advances to external investors on mortgage loans serviced for these investors. Such advances are generally recoverable from the mortgagors, related securitization trusts or from the proceeds received from the sales of the underlying properties. A charge to earnings is recognized to the extent that servicing advances are estimated to be uncollectible under the provisions of the servicing contracts.

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

      Mortgage securitization transactions, net of certain direct costs, are recorded in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income.

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

      Investment Banking and Advisory Services

      Underwriting revenues and fees for mergers and acquisitions advisory services are accrued when services for the transactions are substantially completed. Transaction expenses are deferred until the related revenue is recognized. Investment banking and advisory services revenues are presented net of transaction-related expenses.

      Commissions

      Commission revenues primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade-date basis. The Company records its share of the commission under certain commission sharing arrangements where the Company is acting as agent for another broker, in accordance with EITF Statement No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

      Asset Management and Other Income

      The Company receives advisory fees for investment management. In addition, the Company receives performance incentive fees for managing certain funds. Advisory fees are recognized over the period of advisory service. Unearned advisory fees are treated as deferred revenues and are included in "Other Liabilities" in the accompanying Condensed Consolidated Statements of Financial Condition. Performance incentive fees are recognized throughout the year as they become realizable based on achievement of specified performance targets.

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

      Stock-Based Compensation

      The Company follows SFAS No. 123 (R), "Share-Based Payment," to account for its stock-based compensation plans. SFAS No. 123 (R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123 (R) eliminated the ability to account for share-based compensation transactions in using APB No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. The Company adopted SFAS No. 123 (R) effective December 1, 2005, using the modified prospective method. The Company previously elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123, using the prospective method with guidance provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," effective December 1, 2002. As a result, commencing with options granted after November 30, 2002, the Company expensed the fair value of stock options issued to employees over the related vesting period.

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

      The Company is under continuous examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly evaluates the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the probability for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs.

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Comprehensive income was materially the same as net income for the Company for the three months ended February 28, 2007 and 2006. Gains or losses resulting from foreign currency transactions are included in net income.

      Accounting and Reporting Developments

      During the 2007 quarter, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," and SFAS No. 157, "Fair Value Measurements." As a result of the adoption of these standards, the Company recorded a cumulative effect adjustment to increase the opening retained earnings balance by approximately $3.5 million (after tax).

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company expects to adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 may have on the Condensed Consolidated Financial Statements of the Company.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS No. 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 on December 1, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Condensed Consolidated Financial Statements of the Company.

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:


                                                      February 28,        November 30,
      (in thousands)                                      2007                2006
      --------------------------------------------------------------------------------
      FINANCIAL INSTRUMENTS OWNED:
      U.S. government and agency                     $     5,246,453     $   6,136,191
      Other sovereign governments                          2,456,191         1,371,713
      Corporate equity and convertible debt               36,423,135        28,892,588
      Corporate debt and other                            35,208,016        33,924,116
      Mortgages, mortgage- and asset-backed               57,549,272        43,226,699
      Derivative financial instruments                    10,281,472        11,617,144
      --------------------------------------------------------------------------------
                                                     $   147,164,539     $ 125,168,451
      ================================================================================

      FINANCIAL INSTRUMENTS SOLD,
       BUT NOT YET PURCHASED:
      U.S. government and agency                     $    10,736,633     $  11,724,095
      Other sovereign governments                          3,900,955         1,275,145
      Corporate equity and convertible debt               12,408,671        12,623,291
      Corporate debt and other                             5,062,733         4,714,019
      Mortgages, mortgage- and asset-backed                   35,320            54,802
      Derivative financial instruments                    10,134,938        11,865,192
      --------------------------------------------------------------------------------
                                                     $    42,279,250     $  42,256,544
      ================================================================================

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      As of February 28, 2007 and November 30, 2006, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral" in the Condensed Consolidated Statements of Financial Condition.

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

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At February 28, 2007 and November 30, 2006, the Company's most significant concentrations were related to US government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the US government and agencies.

      Fair Value Measurements

      The Company has adopted SFAS No. 157, "Fair Value Measurements," in the first quarter of 2007. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in "Financial instruments owned" and "Financial instruments sold, but not yet purchased" on the Condensed Consolidated Statements of Financial Condition as well as financial instruments reported in "Other assets" and "Other liabilities" that are reported at fair value.

      As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

      Level 1: Quoted market prices in active markets for identical assets or liabilities.
      Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
      Level 3: Unobservable inputs that are not corroborated by market data.

      Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and listed equities. Additionally, this category also includes those financial instruments that are typically valued using alternative approaches but for which the Company typically receives independent external valuation information including US Treasuries, other US Government and agency securities, as well as certain corporate debt securities.

      Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments.

      Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Included in this category are non-performing mortgage-related assets, certain residual interests, Chapter 13 and other credit card receivables from individuals, complex derivatives which can be long-dated equity derivatives, certain credit and municipal derivatives and other exotic derivative structures.

      In determining the appropriate levels, the firm performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.


                                   Assets at Fair Value as of February 28, 2007
      ---------------------------------------------------------------------------------------------------------
                                                                                                  Balance as of
                                                                                     Impact of     February 28,
      (in thousands)                     Level 1        Level 2        Level 3        Netting          2007
      -----------------------------   ------------   ------------   ------------   ------------   -------------
      Financial Instruments Owned
        Non-Derivative Trading
          Inventory                   $ 29,673,936   $ 96,154,346   $ 11,054,785   $         --    $136,883,067
        Derivative Trading
          Inventory(1)                   1,036,310     62,866,804      4,585,611    (58,207,253)     10,281,472
        Total Financial Instruments
          Owned                         30,710,246    159,021,150     15,640,396    (58,207,253)    147,164,539
      Other Assets                          98,748        759,222      3,322,443             --       4,180,413
                                      ------------   ------------   ------------   -------------   ------------
      Total Assets at Fair Value      $ 30,808,994   $159,780,372   $ 18,962,839   $(58,207,253)   $151,344,952


                                   Liabilities at Fair Value as of February 28, 2007
      -----------------------------------------------------------------------------------------------------------
                                                                                                    Balance as of
                                                                                       Impact of    February 28,
      (in thousands)                       Level 1        Level 2        Level 3        Netting         2007
      -------------------------------   ------------   ------------   ------------   ------------   -------------
      Financial Instruments Sold,
        But Not Yet Purchased
        Non-Derivative Trading
          Inventory                     $ 23,839,863   $  8,090,224   $    214,225   $         --   $ 32,144,312
        Derivative Trading Inventory       1,000,611     59,292,575      6,519,500    (56,677,748)    10,134,938
        Total Financial Instruments
        Sold, But Not Yet Purchased       23,858,650     67,382,799      6,733,725    (56,677,748)    42,279,250
      Other Liabilities                            0      7,136,407      2,285,426             --      9,421,833
                                        ------------   ------------   ------------   ------------   ------------
      Total Liabilities at Fair Value   $ 24,840,474   $ 74,519,206   $  9,019,151   $(56,677,748)  $ 51,701,083

      (1) Derivative contracts are reported on a gross basis by level. The impact of netting represents an adjustment related to cash collateral and counterparty netting.

      As stated above SFAS No. 157 applies to all financial assets and liabilities that are reported on a fair value basis. These valuations are adjusted for various factors including credit risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of credit standing as well as any potential credit enhancements (e.g. collateral) has been factored into the fair value measurement of both financial assets and liabilities.

      The non-derivative trading inventory category includes securities such as US Government and agency, other sovereign governments, corporate equities, convertible debt, corporate debt, mortgages, mortgage- and asset-backed, as well as certain other items. They are reported in "Financial instruments owned" and "Financial instruments sold, but not yet purchased" on the Condensed Consolidated Statements of Financial Condition. The derivatives trading inventory balances in the table above are reported on a gross basis by level with a netting adjustment presented separately in the "Impact of Netting" column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under one ISDA master netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

      Other assets and other liabilities represent those financial assets and liabilities that the Company carries at fair value but are not included in "Financial instruments owned" and "Financial instruments sold, but not yet purchased" captions. Other assets includes certain items such as alternative investments, mortgage servicing rights, assets of VIEs and mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140. Other liabilities is primarily comprised of certain hybrid debt issuances accounted for at fair value as elected in accordance with SFAS No. 155.

      The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (level 3):


                    Level 3 Financial Assets and Liabilities
                        3 Months ended February 28, 2007

                                                                                                              Changes in
                                                                                                              unrealized
                                                                                                               gains and
                                                                                                                (losses)
                                                                                                              included in
                                                                                                               earnings
                                                                                                              relating to
                                                                                                                assets
                                                                                                                  and
                                                    Total gains                                               liabilities
                                       Balance      and losses    Purchases,                     Balance         still
                                        as of        (Realized    Issuances,    Transfers In      as of         held at
                                     November 30,       and         Sales,       or Out of     February 28,    reporting
(in thousands)                           2006       Unrealized)   Settlements     Level 3          2007          date
----------------------------------   ------------   -----------   -----------   ------------   ------------   -----------
Non-Derivative Trading Assets        $  8,999,658   $  (182,452)  $ 1,008,568   $  1,229,011   $ 11,054,785   $  (159,709)
Non-Derivative Trading Liabilities        190,141      (114,048)      153,460        (15,328)       214,225         5,565
Derivative Trading Inventory (Net)     (2,223,112)     (328,863)       77,920        560,307      1,913,748      (261,018)
Other Assets                            2,836,060        25,129       348,358        112,896      3,322,443         9,685
Other Liabilities                       3,514,847       138,875      (941,508)      (326,122)     2,208,342        38,875


      Total gains or losses represent the total (realized and unrealized) gains and losses recorded for the Level 3 assets and liabilities and are primarily reported in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income.

      Purchases, issuances, sales and settlements represent Level 3 assets and liabilities that were either purchased, issued, sold, or settled during the period. The amounts are recorded at their end of period fair values.

      Transfers in and/or out represents existing assets or liabilities that were either previously categorized as a higher level and the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 and the lowest significant input became observable during the period. These assets and liabilities are recorded at their end of period fair values.

      The amount of unrealized gains and losses included in earnings attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period is reported in "Principal Transactions" revenues in the Condensed Consolidated Statements of Income. Additionally, the change in the unrealized gains and losses are often offset by realized gains and losses during the period. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies. The Company regularly engages in hedging strategies in which financial instruments from different levels are used to economically hedge the risk of other financial instruments. The hedging and underlying financial instruments are often classified in different levels based on the Fair Value Hierarchy. Therefore, the unrealized gains and losses for the period from Level 3 assets and liabilities are often offset by unrealized gains and losses on positions classified in Levels 1 or 2 as well as positions that have been realized during the quarter.

3.    DERIVATIVES AND HEDGING ACTIVITIES

      The Company, in its capacity as a dealer in over-the-counter derivative financial instruments and its proprietary market-making and trading activities, enters into transactions in a variety of cash and derivative financial instruments for proprietary trading and to manage its exposure to market and credit risk. These risks include interest rate, exchange rate, equity price, and commodity price risk. Derivative financial instruments represent contractual commitments between counterparties that derive their value from changes in an underlying interest rate, currency exchange rate, index (e.g., Standard & Poor's 500 Index), reference rate (e.g., London Interbank Offered Rate, or LIBOR), or asset value referenced in the related contract. Some derivatives, such as futures contracts, certain options and index-referenced warrants, can be traded on an exchange. Other derivatives, such as interest rate and currency swaps, caps, floors, collars, swaptions, equity swaps and options, credit derivatives, structured notes and forward contracts, are negotiated in the over-the-counter markets. Derivatives generate both on- and off-balance-sheet risks depending on the nature of the contract. Generally, these financial instruments represent commitments or rights to exchange interest payment streams or currencies or to purchase or sell other securities at specific terms at specified future dates. Option contracts generally provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specific price on or before an established date or dates. Financial instruments sold, but not yet purchased may result in market and/or credit risk in excess of amounts recorded in the Condensed Consolidated Statements of Financial Condition.

      Market Risk

      Derivative financial instruments involve varying degrees of off-balance-sheet market risk, whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition. The Company's exposure to market risk is influenced by a number of factors, including the relationships among and between financial instruments with off-balance-sheet risk, the Company's proprietary securities, futures and derivatives inventories as well as the volatility and liquidity in the markets in which the financial instruments are traded. The Company mitigates its exposure to market risk by entering into hedging transactions, which may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities.

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

      SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statement of

      Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged to be recorded at fair value, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three months ended February 28, 2007 and 2006.

      On December 1, 2006, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits companies to elect, on an instrument-by-instrument basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. As permitted, on December 1, 2006, the Company elected to apply a fair value measurement to all existing hybrid financial instruments that meet the SFAS No. 155 definition. The Company has also elected the fair value measurement for all qualifying hybrid financial instruments issued on or after December
      1, 2006.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at February 28, 2007 and November 30, 2006 was approximately 150 days. These retained interests are included in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

      The Company's securitization activities are detailed below:



                                  Agency     Other Mortgage-
                                 Mortgage-         and
      (in billions)               Backed      Asset-Backed      Total
      ------------------------   ---------   ---------------   --------
      Total securitizations
       Three months ended
        February 28, 2007             $4.7             $21.3      $26.0
       Three months ended
        February 28, 2006             $5.8             $24.8      $30.6
      Retained interests
       As of February 28, 2007        $1.9              $5.2       $7.1 (1)
       As of November 30, 2006        $1.5              $4.1       $5.6 (2)


      (1) Includes approximately $5.7 billion in investment-grade retained interests of which $3.8 billion is AAA rated.

      (2) Includes approximately $4.3 billion in investment-grade retained interests of which $3.0 billion is AAA rated.



      The following table summarizes cash flows from securitization trusts related to securitization transactions during the three months ended February 28, 2007 and 2006:

                                                  Agency       Other
                                                Mortgage-   Mortgage and
      (in millions)                               Backed    Asset-Backed   Total
      ---------------------------------------   ---------   ------------   -----
      Cash flows received
       from retained interests
         Three months ended February 28, 2007     $13.5        $78.3       $91.8
         Three months ended February 28, 2006     $21.1       $109.3      $130.4
      Cash flows from servicing
         Three months ended February 28, 2007        -          $4.5        $4.5
         Three months ended February 28, 2006     $ 0.1         $6.0        $6.1


      The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests consider possible changes in prepayment speeds in response to changes in future interest rates, as well as potential credit losses. Prepayment speed changes are incorporated by calibrating to the observed levels of implied volatility in the market for interest rate options. Credit losses are considered through option-adjusted spreads that also incorporate additional factors such as liquidity and model uncertainty. The models use discount rates that are based on the Treasury curve, plus the option-adjusted spread. Key points on the constant maturity Treasury curve at February 28, 2007 were 4.64% for 2-year Treasuries and 4.63% for 10-year Treasuries, and ranged from 4.49% to 5.11%.

      Weighted average key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at February 28, 2007 were as follows:

                                                 Agency         Other
                                                Mortgage-   Mortgage- and
                                                 Backed      Asset-Backed
      ---------------------------------------   ---------   -------------
      Weighted average life (years)               6.6             4.7
      Average prepayment speeds (annual rate)   8% - 40%       8% - 50%
      Credit losses                                -           0% - 24%

      The following hypothetical sensitivity analysis as of February 28, 2007 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment and other pertinent market factors. Actual credit losses on retained interests have not been significant.

                                                     Agency         Other
                                                    Mortgage-   Mortgage- and
                 (in millions)                       Backed      Asset-Backed
      ---------------------------------------       ---------   -------------
      Interest rates
         Impact of 50 basis point adverse change    $  (41.7)   $     (154.1)
         Impact of 100 basis point adverse change      (87.4)         (344.8)
      Prepayment speeds
         Impact of 10% adverse change                   (8.0)          (56.7)
         Impact of 20% adverse change                  (14.8)         (107.9)
      Credit losses
         Impact of 10% adverse change                   (5.6)         (134.3)
         Impact of 20% adverse change                  (11.1)         (257.6)
      ---------------------------------------       ---------   -------------

      The above table should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the table. Changes in fair value based on adverse variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the table does not consider the change in fair value of hedging positions, which would generally offset the changes detailed in the table, nor do they consider any corrective action that the Company may take in response to changes in these conditions. The impact of hedges is not presented because hedging positions are established on a portfolio level and allocating the impact would not be practicable.



      Mortgage Servicing Rights

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

      As of December 1, 2006, the Company adopted SFAS No. 156 and elected to carry its MSRs at fair value, with changes in fair value reported in earnings. Prior to December 1, 2006, the Company reported the MSRs on a lower of cost or market basis. The impact of adopting SFAS No. 156 resulted in an after tax increase to opening retained earnings of $1.9 million.

      The determination of fair value of the Company's MSRs required management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in the Company's discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rates. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change.

      At February 28, 2007, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                      February 28,
      (in millions)                      2007
      --------------------------------------------
      Fair Value of MSRs               $  580.0

      Weighted average constant
        prepayment rate (in CPR)           35.6%

      Impact on fair value of:
        5 CPR adverse change           $  (50.8)
        10 CPR adverse change             (87.5)

      Weighted average discount rate      13.3%

      Impact on fair value of:
        5% adverse change              $  (45.6)
        10% adverse change                (82.2)
      --------------------------------------------


      The above table should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the table. Changes in fair value based on adverse variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the table does not consider the change in fair value of hedging positions, which would generally offset the changes detailed in the table, nor do they consider any corrective action that the Company may take in response to changes in these conditions. The impact of hedges is not presented because hedging positions are established on a portfolio level and allocating the impact would not be practicable.

      MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company's MSRs activities for the three months ended February 28, 2007 was as follows:

                                                Three Months Ended
      ------------------------------------------------------------
                                                   February 28,
      (in millions)                                    2007
      ------------------------------------------------------------
      Balance, beginning of period                   $      502.0
      Additions                                             111.7
      Sales                                                     -
      Changes in fair value:
         Resulting from changes in valuation
           inputs/assumptions                                 2.2
         Changes due to adoption of SFAS 156                  2.9
         Paydowns                                           (38.8)
      ------------------------------------------------------------
      Balance, end of period                         $      580.0
      ------------------------------------------------------------




5.    VARIABLE INTEREST ENTITIES AND MORTGAGE LOAN SPECIAL PURPOSE ENTITIES

      The Company regularly creates or transacts with entities that may be variable interest entities (VIEs). These entities are an essential part of its securitization, asset management and structured finance businesses. In addition, the Company purchases and sells financial instruments that may be variable interests. The Company follows the guidance in FIN No. 46(R) and consolidates those VIEs in which the Company is the primary beneficiary.

      The Company may perform various functions, including acting as the seller, servicer, investor, structurer or underwriter in securitization transactions. These transactions typically involve entities that are considered to be QSPEs as defined in SFAS No. 140. QSPEs are exempt from the requirements of FIN No. 46 (R). For securitization vehicles that do not qualify as QSPEs, the holders of the beneficial interests have no recourse to the Company, only to the assets held by the related VIE. In certain of these VIEs, the Company could be determined to be the primary beneficiary through its ownership of certain beneficial interests, and would, therefore, be required to consolidate the assets and liabilities of the VIE.

      The Company has a limited number of mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140, including transactions where the retained call option did not meet the definition of a clean up call under SFAS No. 140. As such, the Company continues to carry the assets and liabilities from these transactions on its Consolidated Statement of Financial Condition.

      The Company also acts as portfolio manager and/or underwriter in several collateralized debt obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. In addition, the Company may receive variable compensation for managing the portfolio and may also retain certain trust certificates. In certain of these transactions, these interests result in the Company becoming the primary beneficiary of these entities. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to other assets of the Company.

      The Company establishes and operates funds for the benefit of its employees. These funds are considered to be VIEs of which the Company is the primary beneficiary.

      Additionally, the Company invests in certain distressed debt instruments of which the issuers are VIEs. The Company has determined that it is the primary beneficiary of the VIEs.

      The Company has made investments in entities that own power plants. These entities are VIEs of which the Company is the primary beneficiary.

      The following table sets forth the Company's total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs and securitizations that did not qualify for sale treatment. This information is presented based on principal business activity, as reflected in the first column.

                             As of February 28, 2007     As of November 30, 2006
      --------------------------------------------------------------------------------


                                            Maximum                        Maximum
                                            Exposure                       Exposure
      (in millions)          VIE Assets    to Loss (1)  VIE Assets        to Loss (1)
      --------------------------------------------------------------------------------
      Mortgage
        Securitizations      $ 39,314.5    $ 1,136.3    $  28,984.3     $    762.0
      Collateralized Debt
        Obligations             1,281.5         37.5          685.0           47.9
      Employee Funds (2)          709.9        483.4          575.1          355.0
      Distressed Debt              57.4         57.2           58.9           58.8
      Energy Investments          119.3        119.3              -              -
      --------------------------------------------------------------------------------
      Total                   $ 41,482.6   $ 1,833.7    $  30,303.3     $  1,223.7
      --------------------------------------------------------------------------------

      (1) Represents the fair value of the Company's interest in these entities and is reflected on the Condensed Consolidated Statements of Financial Condition.

      (2) Maximum exposure to loss includes loans the Company has made to employees who participate in the funds, for which the Company is in a second loss position.

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.



      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs had assets approximating $12.5 billion and $14.8 billion at February 28, 2007 and November 30, 2006, respectively. At February 28, 2007 and November 30, 2006, the Company's maximum exposure to loss from these entities approximated $136.7 million and $163.2 million, respectively, which represents the fair value of its interests and is reflected in the Condensed Consolidated Statements of Financial Condition.

      The Company purchases and sells interests in entities that may be deemed to be VIEs in its market-making capacity in the ordinary course of business. As a result of these activities, it is reasonably possible that such entities may be consolidated or deconsolidated at various points in time. Therefore, the Company's variable interests included above may not be held by the Company in future periods.

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

      At February 28, 2007 and November 30, 2006, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $291.84 billion and $286.06 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $199.97 billion and $189.54 billion were delivered, repledged or otherwise used at February 28, 2007 and November 30, 2006, respectively.

      The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $54.57 billion and $41.58 billion at February 28, 2007 and November 30, 2006, respectively.

7.    LONG-TERM BORROWINGS

      The Company's long-term borrowings (which have original maturities of at least 12 months) at February 28, 2007 and November 30, 2006 consisted of the following:

                                             February 28,    November 30,
      (in thousands)                            2007            2006
      -------------------------------------------------------------------
      Fixed rate notes due 2007 to 2037      $22,766,235     $22,516,745
      Floating rate notes due 2007 to 2046    26,965,733      23,227,794
      Index/equity/credit-linked notes         8,762,505       8,825,377
      -------------------------------------------------------------------
      Total long-term borrowings             $58,494,473     $54,569,916
      -------------------------------------------------------------------


      The Company's long-term borrowings include fair value adjustments in accordance with SFAS No. 133 as well as hybrid financial instruments accounted for at fair value as elected under SFAS No. 155. During the three months ended February 28, 2007, the Company issued and retired/repurchased $8.08 billion and $3.55 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately
      4.4 years at February 28, 2007.

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

      The computations of basic and diluted EPS are set forth below:

                                                    Three Months Ended
      ---------------------------------------------------------------------
      (in thousands, except                   February 28,     February 28,
       per share amounts)                         2007             2006
      ---------------------------------------------------------------------
      Net income                              $    553,741     $    514,156
      Preferred stock dividends                    (5,257)           (5,414)
      Redemption of preferred stock                 -                    27
      Income adjustment (net of tax)
       applicable to deferred
         compensation arrangements-vested
       shares                                       14,051           11,777
      ---------------------------------------------------------------------
      Net earnings used for basic EPS              562,535          520,546
      Income adjustment (net of tax)
       applicable to deferred
       compensation arrangements-
       nonvested shares                              9,654            8,786
      ---------------------------------------------------------------------
      Net earnings used for diluted EPS       $    572,189     $    529,332
      =====================================================================
      Total basic weighted average common
       shares outstanding (1)                      133,095         132,739
      ---------------------------------------------------------------------
      Effect of dilutive securities:
       Employee stock options                        6,536            5,288
       CAP and restricted units                     10,092           11,390
      ---------------------------------------------------------------------
      Dilutive potential common shares              16,628           16,678
      ---------------------------------------------------------------------
      Weighted average number of common
       shares outstanding and dilutive
       potential common shares                     149,723          149,417
      =====================================================================

      Basic EPS                               $       4.23     $       3.92
      Diluted EPS                             $       3.82     $       3.54
      =====================================================================


      (1) Includes 13,808,471 and 14,684,386 vested units for the three months ended February 28, 2007 and 2006, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

9.    REGULATORY REQUIREMENTS

      The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of February 28, 2007, the Company was in compliance with the CSE capital requirements.

      Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At February 28, 2007, Bear Stearns' net capital of $3.65 billion exceeded the minimum requirement by $3.10 billion. Bear Stearns' net capital computation, as defined, includes $561.7 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

      BSIL and Bear Stearns International Trading Limited ("BSIT"), London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the United Kingdom's Financial Services Authority.

      BSB, an Ireland-based bank principally involved in the trading and sales of fixed income products, is registered in

      Ireland and is subject to the regulatory capital requirements of the Financial Regulator.

      Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, offers a range of trust, lending and securities-clearing services. CTC provides the Company with banking powers, including access to the securities and funds-wire services of the Federal Reserve System. CTC is subject to the regulatory capital requirements of the FDIC.

      At February 28, 2007, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

10.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At February 28, 2007, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2007 through 2011 and the aggregate amount thereafter, are as follows:

      (in thousands)
      -----------------------------
      FISCAL YEAR
      2007 (remaining)   $   78,462
      2008                  108,298
      2009                  102,553
      2010                  104,440
      2011                  104,966
      Thereafter            600,157
      -----------------------------
      Total              $1,098,876
      =============================


      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $3.23 billion and $3.83 billion at February 28, 2007 and November 30, 2006, respectively. Of this amount, approximately $764.5 million and $697.8 million was hedged at February 28, 2007 and November 30, 2006, respectively. Lending-related commitments to non-investment-grade borrowers approximated $2.14 billion and $2.04 billion at February 28, 2007 and November 30, 2006, respectively. Of this amount, approximately $102.8 million and $88.8 million was hedged at February 28, 2007 and November 30, 2006, respectively.

      The Company also had contingent commitments to investment-grade and non-investment-grade companies of approximately $6.47 billion and $17.48 billion as of February 28, 2007 and November 30, 2006, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may never draw upon the commitment. In fact, the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At February 28, 2007 and November 30, 2006, such commitments aggregated $1.44 billion and $788.3 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2017.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income underwriting, the Company had commitments to purchase new issues of securities aggregating $531.3 million and $205.0 million, respectively, at February 28, 2007 and November 30, 2006.

      Commercial and Residential Loans

      The Company participates in the origination, acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At February 28, 2007 and November 30, 2006, the Company had entered into commitments to purchase or finance mortgage loans of $5.63 billion and $4.23 billion, respectively.

      Letters of Credit

      At February 28, 2007 and November 30, 2006, the Company was contingently liable for unsecured letters of credit of approximately $2.87 billion and $3.30 billion, respectively, and secured (by financial instruments) letters of credit of $1.08 billion and $1.25 million, respectively. These letters of credit are primarily used to provide collateral for securities borrowed and to satisfy margin requirements at fixed income and commodity exchanges.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $195.7 million and $95.7 million, respectively, at February 28, 2007 and November 30, 2006.

      With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

      Litigation

      The Company is the sole defendant in an action commenced in the United States Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Ltd. As previously reported in the Company's Form 10-K for fiscal year ended November 30, 2006, the Bankruptcy Court granted the Trustee's motion for summary judgment on the fraudulent transfer claims against the Company. The Company has appealed the Bankruptcy Court's decision to the United States District for the Southern District of New York.

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of February 28, 2007:

                                     Amount of Guarantee Expiration Per Period
      ---------------------------------------------------------------------------------------
                                               One to     Three to     Greater
                                 Less Than      Three       Five         than
      (in millions)               One Year      Years       Years     Five Years     Total
      ---------------------------------------------------------------------------------------
      Certain derivative
        contracts (notional)(1)  $  213,947   $ 340,929   $ 539,086   $  489,176   $1,583,138
      Municipal securities            2,651         653          --           --        3,304
      Residual value guarantee           --          --         570           --          570
      ---------------------------------------------------------------------------------------


(1) The carrying value of these derivatives approximated $2.9 billion as of February 28, 2007.

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

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivatives contracts are recorded at fair value, which approximated $2.9 billion at February 28, 2007.

      In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into a variety of offsetting derivatives contracts and security positions.

      Municipal Securities

      In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at February 28, 2007 was approximately $3.30 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related hedges, approximating $3.39 billion at February 28, 2007.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 12, 2011 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of February 28, 2007, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

      Indemnifications

      The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions, including certain asset sales and securitizations and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. To mitigate these risks with respect to assets being securitized that have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from such third-party originators upon acquisition of such assets. The Company generally performs due diligence on assets purchased and maintains underwriting standards for assets originated. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications.

      Maximum payout information under these indemnifications is not readily available because of the number, size and lives of these transactions. In implementing this accounting interpretation, the Company reviewed its experience with the indemnifications on these structures. Based on such experience, it is unlikely that these arrangements will have a material impact on the Condensed Consolidated Financial Statements of the Company.

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

      Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, over-the-counter equities, equity derivatives, energy and commodity activities, risk and convertible arbitrage and, through a majority-owned joint venture, specialist activities on the NYSE, AMEX and ISE. Fixed income includes sales, trading, origination and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, including bank and bridge loans, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

      The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business.

      The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. Asset management manages equity, fixed income and alternative assets for leading corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States and abroad.

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





                                             Three Months Ended
                                      --------------------------------
                                      February 28,        February 28,
      (in thousands)                     2007                2006
      ----------------------------------------------------------------
      NET REVENUES

      Capital Markets
       Institutional Equities         $     512,653       $    499,893
       Fixed Income                       1,149,352            907,138
       Investment Banking                   303,109            295,550
      ----------------------------------------------------------------
        Total Capital Markets             1,965,114          1,702,581

      Global Clearing Services              275,558            263,425

      Wealth Management
       Private Client Services (1)          136,153            129,611
       Asset Management                     119,159             95,076
      ----------------------------------------------------------------
        Total Wealth Management             255,312            224,687

      Other (2)                             (14,212)            (5,490)
      ----------------------------------------------------------------
         Total net revenues           $   2,481,772       $  2,185,203
      ================================================================

      PRE-TAX INCOME

      Capital Markets                 $     736,311       $    652,327
      Global Clearing Services              112,800            124,859
      Wealth Management                      43,753             31,786
      Other (3)                             (57,658)           (56,619)
      ----------------------------------------------------------------
         Total pre-tax income         $     835,206       $    752,353
      ================================================================

(1) Private Client Services
                                       Three Months Ended
                                --------------------------------
                                    February 28,    February 28,
(in thousands)                         2007            2006
----------------------------------------------------------------

Gross revenues, before
 transfer to Capital
 Capital Markets segment          $    165,589    $    153,895
Revenue transferred to
 Capital Markets segment               (29,436)        (24,284)
                                  -------------   -------------
Private Client Services
 net revenues                     $    136,153    $    129,611
                                  =============   =============

(2)   Includes consolidation and elimination entries.

(3)   Includes certain legal costs and costs related to the CAP Plan.

Note: Certain prior period items have been reclassified to conform to the current period's presentation.


                                                As of
                                --------------------------------
                                   February 28,     February 28,
(in thousands)                        2007             2006
----------------------------------------------------------------
SEGMENT ASSETS
Capital Markets                 $  278,015,971    $  240,448,857
Global Clearing Services           101,082,764        98,532,526
Wealth Management                    3,981,070         3,138,239
Other                               11,432,120         8,312,973
----------------------------------------------------------------
 Total segment assets           $  394,511,925    $  350,432,595
================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of February 28, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended February 28, 2007 and 2006. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of November 30, 2006, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the fiscal year then ended (not presented herein); and in our report dated February 12, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Deloitte & Touche LLP
New York, New York
April 6, 2007

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; and through its majority owned subsidiary Bear Hunter Holdings LLC. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three months of 2007 and 2006 refer to the three months ended February 28, 2007 and 2006, respectively, and all references to quarters are to the Company's fiscal quarters.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006, as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act").

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in the Company's Annual Report on Form 10-K.

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

These and other factors can affect the Company's volume of new securities issuances, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of new securities issuances, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by it on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. For a discussion of how the Company seeks to manage risks, see the "Risk Management" and "Liquidity and Capital Resources" sections of the Company's Annual Report on Form 10-K.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company tests goodwill for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, as required, the Company amortizes identifiable intangible assets over their useful lives and tests for impairment whenever events or changes in circumstances suggest the carrying value of an asset or asset group may not be fully recoverable. The majority of the Company's goodwill and identifiable intangible assets relate to the acquisition of NYSE specialist rights. The Company's most recent annual goodwill impairment test did not result in an identified impairment. However, a prolonged period of weakness in the equity markets and/or certain events that could adversely affect the Company's specialist business could indicate a potential impairment in the value of goodwill and/or identifiable intangible assets.

Substantial legal liability or a significant regulatory action against the Company could have a material adverse effect or cause significant reputational harm to the Company, which in turn could seriously harm the Company's business prospects. Firms in the financial services industry have been operating in a stringent regulatory environment. The Company faces significant legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions have been increasing.

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

EXECUTIVE OVERVIEW

Summary of Results

Revenues, net of interest expense ("net revenues") for the three months ended February 28, 2007 increased 13.6% to $2.48 billion from $2.19 billion for the three months ended February 28, 2006, while pre-tax earnings increased 11.0% during the same period. Pre-tax profit margins for the 2007 quarter decreased to 33.7% when compared with 34.4% in the 2006 quarter. Annualized return on average common equity was 18.3% for the quarter ended February 28, 2007 compared with 20.1% in the 2006 quarter.

The increases in net revenues and pre-tax earnings in the first quarter of 2007 reflect increased net revenues in all three segments and all geographic regions. Capital Markets net revenues increased substantially from the 2006 quarter driven by strong performances from the institutional equities, structured equity products, international equity sales and trading and risk arbitrage businesses, reflecting favorable market conditions. Partially offsetting these results were reduced net revenues from our New York Stock Exchange ("NYSE") specialist activities and energy related activities. The prior year quarter included a significant gain from the monetization of certain energy properties. Fixed income net revenues increased substantially from the prior year quarter on record levels from the credit businesses, particularly credit trading and distressed trading, on tighter spreads and increased activity. In addition, interest rate derivatives had a strong quarter reflecting higher volatility and customer volumes. Partially offsetting these increases were decreased mortgage related net revenues during the quarter. Although volumes were strong during most of the quarter, mortgage markets became more challenging later in the quarter as investor concern over the rising delinquency levels in the subprime mortgage market escalated. Investment banking net revenues increased reflecting a favorable mergers and acquisitions ("M&A") environment and an active calendar for equity and high yield underwritings. The investment banking increases were partially offset by reduced merchant banking revenues.

Global Clearing Services net revenues increased in the 2007 quarter. Net interest revenues continued to increase but were partially offset by reduced commission and other revenues. Prime broker margin debt and short balances reached record levels during the 2007 quarter.

Wealth Management net revenues increased during the 2007 quarter driven by increases in both Private Client Services ("PCS") and Asset Management net revenues. PCS revenues increased on improved retail activity, particularly higher fee-based income on advisory products. Asset Management net revenues increased on higher performance fees and management fees on both traditional and alternative assets under management.

From a geographical perspective, net revenues from our international activities increased by 59.2% to $455 million.

Business Environment

Fiscal 2007 Quarter

The business environment during the Company's first quarter ended February 28, 2007 was generally favorable due to a combination of factors including low unemployment, low corporate interest rates, and strong consumer confidence. The unemployment rate dropped to 4.5% at the end of February 2007, reflecting a strong labor market. Additionally, the price of oil decreased from approximately $63 a barrel at the beginning of the quarter and closed the quarter at approximately $62 on February 28, 2007. The Federal Reserve Board (the "Fed") met twice during the 2007 quarter, leaving the federal funds rate unchanged at 5.25%, citing cooling of the housing market and moderate economic expansion.

Each of the major US equity indices increased during the 2007 quarter. The Standard & Poor's 500 Index ("S&P 500"), the Dow Jones Industrial Average ("DJIA"), and the Nasdaq Composite Index ("NASDAQ") increased 9.9%, 11.6% and 5.9%, respectively, during the 2007 quarter. Average daily trading volume on the NYSE decreased 7.7% while average daily trading volume on the Nasdaq increased 13.6% in the 2007 quarter, compared to the 2006 quarter. Industry-wide US-announced M&A volumes increased 196.2% while industry-wide US-completed M&A volumes increased 22.4% compared to the first quarter of 2006. Total equity issuance volumes increased 9.2% while initial public offering ("IPO") volumes increased 27.1% compared to the 2006 quarter.

Fixed income activity remained strong during the 2007 quarter as corporate credit spreads tightened and trading volumes increased. Long-term interest rates, as measured by the 10-year Treasury bond, remained relatively stable during the 2007 quarter. The 10-year Treasury bond yield was 4.57% at the end of the 2007 quarter, up from 4.46% at the beginning of the quarter. Overall US mortgage-backed securities new issue volume decreased 11.9% during the 2007 quarter compared with the strong results achieved in the 2006 quarter. Agency CMO volumes decreased approximately 35.1% industry-wide during the 2007 quarter from the levels reached in the 2006 quarter, while non-agency mortgage-backed originations volumes decreased approximately 8.5% industry-wide compared to the 2006 quarter. During February 2007, the ABX subprime mortgage credit indices widened dramatically, reflecting investor concern due to increased delinquencies in subprime mortgages. Through quarter end, problems in the subprime market had not spread to the broader mortgage market.

Fiscal 2006 Quarter

The business environment during the Company's first quarter ended February 28, 2006 was favorable due to a combination of factors including an expanding US economy, improved corporate profitability and low unemployment. The unemployment rate dropped to 4.7% in January 2006, its lowest level in 4 1/2 years. Despite these favorable factors, energy prices continued to be a concern during the 2006 quarter as the price of oil increased from approximately $57 a barrel at the beginning of the quarter to approximately $68 in January 2006 and closed the quarter at $61 on February 28, 2006. The Fed met twice during the quarter, raising the federal funds rate, in 25 basis point increments, from 4.00% to 4.50%.

Each of the major US equity indices increased during the 2006 quarter. The S&P 500, the DJIA, and NASDAQ increased 2.5%, 1.7% and 2.2%, respectively, during the 2006 quarter. Average daily trading volume on the NYSE increased 9.2% while average daily trading volume on the Nasdaq decreased 4.9% in the 2006 quarter, compared to the 2005 quarter. Industry-wide US-announced M&A volumes decreased 15% while industry-wide US-completed M&A volumes increased 89% compared to the first quarter of 2005. Total equity issuance volumes increased 35% while IPOs volumes decreased 32% compared to the 2005 quarter.

Fixed income activity was robust during the 2006 quarter despite the increase in short term interest rates and a flattening yield curve. While the Fed continued to raise the federal funds rate during the 2006 quarter, long-term interest rates, as measured by the 10-year Treasury bond, remained relatively stable during the 2006 quarter. The 10-year Treasury bond yield was 4.56% at the end of the 2006 quarter, up slightly from 4.50% at the beginning of the quarter. The housing market experienced declines in refinancing and purchasing levels as rates for 30-year fixed rate mortgages increased modestly during the 2006 quarter. The Mortgage Bankers Association Purchase Index and Mortgage Bankers Association Refinance Index decreased approximately 2% and 25%, respectively, compared to the 2005 quarter. However, overall US mortgage-backed securities new issue volume increased 25% during the 2006 quarter compared with the strong results achieved in the 2005 quarter. Agency CMO volumes increased approximately 5% industry-wide during the 2006 quarter from the levels reached in the 2005 quarter while non-agency mortgage-backed originations volumes increased approximately 33% industry-wide compared to the 2005 quarter.

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company's financial results:

                                          Three Months Ended
(in thousands, except per share      ------------------------------------------
amounts, pre-tax profit margin        February 28,    February 28,       %
and return on average common equity)      2007            2006        Increase
------------------------------------------------------------------------------
Revenues, net of interest expense     $   2,481,772   $   2,185,203       13.6%
Income before provision for income
  taxes                               $     835,206   $     752,353       11.0%
Net Income                            $     553,741   $     514,156        7.7%
Diluted earnings per share            $        3.82   $        3.54        7.9%
Pre-tax profit margin                          33.7%           34.4%
Return on average common equity
  (annualized)                                 18.3%           20.1%
===============================================================================

The Company reported net income of $553.7 million, or $3.82 per share (diluted), for the quarter ended 2007, which represented an increase of 7.7% from $514.2 million, and 7.9% from $3.54 per share (diluted), for the quarter ended 2006. Net revenues increased 13.6% to $2.48 billion for the quarter ended 2007 from $2.19 billion for the quarter ended 2006, due to increases in principal transactions revenues, net interest revenues, asset management and other revenues and investment banking revenues, partially offset by a decrease in commission revenues.

The Company's commission revenues by reporting category were as follows:

                          Three Months Ended
                     --------------------------------------------
                     February 28,    February 28,     % Increase
(in thousands)          2007            2006          (Decrease)
-----------------------------------------------------------------
Institutional        $    192,714    $    188,440           2.3%
Clearance                  53,516          59,196          (9.6%)
Retail                     34,415          38,435         (10.5%)
-----------------------------------------------------------------
Total commissions    $    280,645    $    286,071          (1.9%)
-----------------------------------------------------------------

Note: Certain prior period items have been reclassified to conform to the current period's presentation.


Commission revenues for the 2007 quarter decreased 1.9% to $280.6 million from $286.1 million for the comparable prior year quarter. Institutional commissions remained stable, increasing 2.3% to $192.7 million for the 2007 quarter from $188.4 million for the comparable prior year quarter. Clearance commissions decreased 9.6% to $53.5 million for the 2007 quarter from $59.2 million for the comparable prior year quarter, reflecting lower trading volumes from fully-disclosed clients and lower average rates from prime broker clients. Retail commissions decreased 10.5% to $34.4 million in the 2007 quarter from $38.4 million in the comparable prior year quarter primarily due to the transfer of certain accounts from a commission-based to a fee-based platform.

The Company's principal transactions revenues by reporting category were as follows:

                                     Three Months Ended
                                -----------------------------------------
                                 February 28,    February 28,       %
(in thousands)                      2007             2006        Increase
-------------------------------------------------------------------------
Fixed income                    $      969,974   $     802,917       20.8%
Equities                               372,403         347,515        7.2%
-------------------------------------------------------------------------
 Total principal transactions   $    1,342,377   $   1,150,432       16.7%
=========================================================================

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

Revenues from principal transactions for the 2007 quarter increased 16.7% to $1.34 billion from $1.15 billion for the 2006 quarter due to increases in both fixed income and equities revenues. Fixed income revenues increased 20.8% to $970 million for the 2007 quarter from $802.9 million for the prior year quarter. Revenues from credit derivatives and distressed trading increased significantly as corporate credit spreads tightened and customer activity increased. Interest rate derivatives also increased in the 2007 quarter compared with the 2006 quarter, primarily attributable to higher interest rate volatility and increased customer volumes. Despite strong trading volumes during the 2007 quarter, the challenging market conditions in the subprime mortgage sector resulted in a decrease in mortgage-back securities revenues when compared to the 2006 quarter. Revenues derived from equities activities increased 7.2% to $372.4 million during the 2007 quarter from $347.5 million in the 2006 quarter. Structured equity products net revenues increased significantly on strong customer activities and favorable market conditions. In addition, revenues from international equity sales and trading increased, reflecting continued strength in both European and Asian equities. Risk arbitrage revenues also rose on higher levels of global announced M&A volumes. Partially offsetting these increases was a decrease in revenues from specialist activities and revenues from the Company's energy and commodity activities.

The Company's investment banking revenues by reporting category were as follows:

                                Three Months Ended
                           --------------------------------------------
                           February 28,    February 28,     % Increase
(in thousands)                2007            2006          (Decrease)
------------------------------------------------------------------------
Underwriting               $    155,256         131,400           18.2%
Advisory and other fees         161,187         134,992           19.4%
Merchant banking                 33,736          71,461          (52.8%)
------------------------------------------------------------------------
Total investment
 banking                   $    350,179    $    337,853             3.6%
========================================================================

Investment banking revenues increased 3.6% to $350.2 million for the 2007 quarter from $337.9 million for the 2006 quarter. Underwriting revenues increased 18.2% to $155.3 million for the 2007 quarter from $131.4 million for the corresponding prior year quarter. Equity underwriting revenues rose, reflecting increased volumes of lead and co-managed IPO and follow-on offerings as a result of improved global equity market conditions and increased market share. High grade underwriting revenues also increased on higher new issue volumes. These increases were partially offset by a decrease in high yield revenues. Advisory and other fees for the 2007 quarter increased 19.4% to $161.2 million from $135.0 million for the prior year quarter, reflecting increased M&A fees due to an increase in completed M&A assignments as well as an increase in fee income from mortgage servicing. Merchant banking revenues decreased to $33.7 million in the 2007 quarter from $71.5 million during the 2006 quarter, reflecting lower gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Net interest revenues (interest and dividends revenue less interest expense) increased 26.0% to $341.2 million for the 2007 quarter from $270.8 million for the 2006 quarter. The increase in net interest revenues was primarily attributable to higher average customer margin debt balances and customer short balances. Average customer margin debt balances increased 26.0% to $81.3 billion for the 2007 quarter from $64.5 billion for the prior year quarter. Average customer short balances increased 20.2% to $94.0 billion for the 2007 quarter from $78.2 billion for the 2006 quarter and average securities borrowed balances increased 13.2% to $59.9 billion for the 2007 quarter from $52.9 billion for the 2006 quarter.

Asset management and other revenues increased 19.5% to $167.3 million for the 2007 quarter from $140.1 million for the 2006 quarter, reflecting growth in management fees and performance fees on higher levels of traditional and alternative assets under management as well as improved investment returns on proprietary investments. Private Client Services net revenues also increased due to higher levels of fee-based assets.

Non-Interest Expenses

The Company's non-interest expenses were as follows:


                                 Three Months Ended
                           --------------------------------------------
                             February 28,    February 28,    % Increase
(in thousands)                  2007            2006         (Decrease)
------------------------------------------------------------------------
Employee compensation and
  benefits                   $  1,204,094    $  1,046,850          15.0%
Floor brokerage, exchange
  and clearance fees               56,085          51,243           9.4%
Communications and
  technology                      127,908         104,034          22.9%
Occupancy                          56,745          44,627          27.2%
Advertising and market
  development                      37,073          34,673           6.9%
Professional fees                  71,866          53,873          33.4%
Other expenses                     92,795          97,550          (4.9%)
------------------------------------------------------------------------
Total non-interest
expenses                     $  1,646,566    $  1,432,850          14.9%
========================================================================


Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including Capital Accumulation Plan ("CAP Plan") units, restricted stock units and option awards. Employee compensation and benefits increased 15.0% to $1.20 billion for the 2007 quarter from $1.05 billion for the 2006 quarter, primarily due to higher discretionary compensation associated with the increase in net revenues and increased headcount. Employee compensation and benefits as a percentage of net revenues increased to 48.5% for the 2007 quarter from 47.9% for the 2006 quarter. Full-time employees increased to 14,409 at February 28, 2007 from 12,061 at February 28, 2006. The growth in headcount is primarily due to the expansion of the Company's domestic and international businesses, resulting from increased business activities and growth initiatives including acquisitions.

Non-compensation expenses increased 14.6% to $442.5 million for the 2007 quarter from $386.0 million for the 2006 quarter. Non-compensation expenses as a percentage of net revenues increased slightly to 17.8% for the 2007 quarter compared with 17.7% for the corresponding prior year quarter. Communications and technology costs increased 22.9% as increased headcount resulted in higher voice and market data-related costs. Occupancy costs increased 27.2% reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue in New York City. Professional fees increased 33.4% due to higher levels of employment agency and consulting fees. CAP Plan related costs increased to $41.5 million for the 2007 quarter from $36.0 million in the comparable prior year quarter, due to a higher level of earnings. The Company achieved a pre-tax profit margin of 33.7% for the 2007 quarter, down from 34.4% in the 2006 quarter.

The Company's effective tax rate increased to 33.7% for the 2007 quarter from 31.7% for the 2006 quarter.

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

Capital Markets

                                   Three Months Ended
                            ---------------------------------------------
                             February 28,     February 28,         %
(in thousands)                   2007             2006         Increase
-------------------------------------------------------------------------
Net revenues
 Institutional equities     $      512,653    $    499,893            2.6%
 Fixed income                    1,149,352         907,138           26.7%
 Investment banking                303,109         295,550            2.6%
-------------------------------------------------------------------------
Total net revenues          $    1,965,114    $  1,702,581           15.4%
Pre-tax income              $      736,311    $    652,327           12.9%
-------------------------------------------------------------------------


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

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, over-the-counter equities, equity derivatives, energy and commodity activities, risk and convertible arbitrage and, through a majority-owned joint venture, specialist activities on the NYSE, American Stock Exchange ("AMEX") and International Securities Exchange ("ISE"). Fixed income includes sales, trading, origination and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, including bank and bridge loans, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

Net revenues for Capital Markets increased 15.4% to $1.97 billion for the 2007 quarter compared with $1.70 billion for the 2006 quarter. Pre-tax income for Capital Markets increased 12.9% to $736.3 million for the 2007 quarter from $652.3 million for the comparable prior year quarter. Pre-tax profit margin was 37.5% for the 2007 quarter compared with 38.3% for the 2006 quarter.

Institutional equities net revenues for the 2007 quarter increased 2.6% to $512.7 million from $499.9 million for the comparable prior year quarter. Structured equity products net revenues achieved record levels due to increased customer activities and improved market conditions. Net revenues from the Company's international equity sales and trading area rose, reflecting higher trading volumes and increased market share. In addition, net revenues from the risk arbitrage business increased to record levels on higher global announced M&A volumes. Partially offsetting these increases, was a decrease in revenues from specialist activities and revenues from the Company's energy and commodity activities.

Fixed income net revenues increased 26.7% to $1.15 billion for the 2007 quarter from $907.1 million for the comparable prior year quarter. Net revenues from credit derivatives and distressed trading reached record levels during the 2007 quarter as corporate credit spreads tightened and customer activity levels remained robust. Interest rate derivatives also increased in the 2007 quarter compared with the 2006 quarter, primarily attributable to higher interest rate volatility and increased customer volumes. Despite strong trading volumes during the 2007 quarter the challenging market conditions in the subprime mortgage sector resulted in a decrease in mortgage-backed securities revenues when compared to the 2006 quarter. While subprime activities have historically represented only a small portion of the Company's mortgage activities, investor concerns over the direction of the delinquencies served to temporarily reduce liquidity in other sectors of the MBS market.

Investment banking revenues increased 2.6% to $303.1 million for the 2007 quarter from $295.6 million for the 2006 quarter. Underwriting revenues increased 26.5% to $172.2 million for the 2007 quarter from $136.1 million for the corresponding prior year quarter, as equity and high grade underwriting revenues increased, reflecting increased new issue volumes, partially offset by a decrease in high yield underwriting. Advisory and other fees for the 2007 quarter increased 10.5% to $97.2 million from $88.0 million for the prior year quarter reflecting increased M&A fees due to an increase in completed M&A assignments during the quarter. Merchant banking revenues decreased to $33.7 million in the 2007 quarter from $71.5 million during the 2006 quarter, reflecting lower gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Global Clearing Services

                                  Three Months Ended
                            ---------------------------------------------
                             February 28,     February 28,    % Increase
(in thousands)                   2007             2006        (Decrease)
-------------------------------------------------------------------------
Net revenues                $      275,558    $    263,425     4.6%
Pre-tax income              $      112,800    $    124,859    (9.7%)
-------------------------------------------------------------------------


Note: Certain prior period items have been reclassified to conform to the current period's presentation.



The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At February 28, 2007 and 2006, the Company held approximately $298.0 billion and $276.0 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 4.6% to $275.6 million for the 2007 quarter from $263.4 million in the 2006 quarter. Net interest revenues increased 7.2% to a record $212.2 million for the 2007 quarter from $198.0 million for the prior year quarter, on record levels of prime broker margin debt and customer short balances. Commissions and other revenues decreased 3.1% to $63.4 million for the 2007 quarter from $65.4 million for the comparable prior year quarter reflecting lower trading volumes from fully-disclosed clients and lower average rates from prime brokers. Pre-tax income decreased 9.7% to $112.8 million, from $124.9 million for the 2006 quarter.

The following table presents the Company's interest-bearing balances for the fiscal quarters ended:


-------------------------------------------------------------

                                  February 28,    February 28,
(in billions)                         2007            2006
-------------------------------------------------------------
Margin debt balances,
  average for period                $     81.3    $      64.5
Margin debt balances,
  at period end                           86.6           64.5
Customer short balances,
  average for period                      94.0           78.2
Customer short balances,
  at period end                           95.1           78.1
Securities borrowed,
  average for period                      59.9           52.9
Securities borrowed,
  at period end                           59.4           52.4
Free credit balances,
  average for period                      33.8           29.9
Free credit balances,
  at period end                           37.1           30.6
Equity held in client accounts           298.0          276.0
-------------------------------------------------------------

Wealth Management

                                    Three Months Ended
                             -----------------------------------------------
                              February 28,      February 28,
(in thousands)                    2007              2006         % Increase
----------------------------------------------------------------------------
Private client services
 revenues                    $      165,589     $    153,895             7.6%
Revenue transferred to
 Capital Markets segment            (29,436)         (24,284)           21.2%
----------------------------------------------------------------------------
  Private client services
    net revenues                    136,153          129,611             5.0%
   Asset management                 119,159           95,076            25.3%
----------------------------------------------------------------------------
Total net revenues           $      255,312     $    224,687            13.6%
Pre-tax income               $       43,753     $     31,786            37.6%
----------------------------------------------------------------------------


Note: Certain prior period items have been reclassified to conform to the current period's presentation.


The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At February 28, 2007, PCS has approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States and abroad.

Net revenues for Wealth Management increased 13.6% to $255.3 million for the 2007 quarter from $224.7 million for the 2006 quarter. PCS revenues increased 5.0% to $136.2 million for the 2007 quarter from $129.6 million for the 2006 quarter reflecting higher levels of fee-based income. Asset management revenues increased 25.3% to $119.2 million for the 2007 quarter from $95.1 million for the 2006 quarter. This increase reflects increased performance fees and growth in management fees on traditional and alternative assets under management. Pre-tax income for Wealth Management increased 37.6% to $43.8 million in the 2007 quarter from $31.8 million for the 2006 quarter.

Assets under management were $54.1 billion at February 28, 2007, reflecting a 19.2% increase from $45.4 billion in assets under management at February 28, 2006. The increase in assets under management is due to the growth in traditional equity assets and hedge funds. Assets under management at February 28, 2007 includes $8.7 billion of assets from alternative investment products, an increase from $7.0 billion at February 28, 2006.

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

Collateralized receivables consist of resale agreements secured predominantly by US government and agency securities, customer margin loans and securities borrowed, which are typically secured by marketable corporate debt and equity securities. The nature of the Company's business as a securities dealer requires it to carry significant levels of securities inventories to meet its customer and proprietary trading needs. Additionally, the Company's role as a financial intermediary for customer activities, which it conducts on a principal basis, together with its customer-related activities in its clearance business, results in significant levels of customer-related balances, including customer margin debt, securities borrowed and reverse repurchase activity. The Company's total assets and financial leverage can and do fluctuate, depending largely on economic and market conditions, volume of activity and customer demand.

The Company's total assets at February 28, 2007 increased to $394.5 billion from $350.4 billion at November 30, 2006. The increase was primarily attributable to increases in financial instruments owned, assets of variable interest entities and mortgage loan special purpose entities, securities borrowed, and customer receivables partially offset by a decrease in securities purchased under agreements to resell. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $71.8 billion at February 28, 2007 from $66.7 billion at November 30, 2006. This change was primarily due to a net increase in long-term debt and an increase in stockholders' equity primarily due to earnings in the February 2007 quarter as well as income tax benefits attributable to the distribution of common stock under the Company's deferred compensation plans.

The Company's total capital base as of February 28, 2007 and November 30, 2006 was as follows:

                                  February 28,    November 30,
(in millions)                         2007            2006
--------------------------------------------------------------
Long-term borrowings:
Senior debt                       $   57,232.0    $   53,307.4
Subordinated debt (1)                  1,262.5         1,262.5
--------------------------------------------------------------
 Total long-term borrowings       $   58,494.5    $   54,569.9
Stockholders' equity:
Preferred stockholders' equity    $      359.2    $      359.2
Common stockholders' equity           12,914.7        11,770.2
--------------------------------------------------------------
 Total stockholders' equity       $   13,273.9    $   12,129.4
--------------------------------------------------------------
  Total capital                   $   71,768.4    $   66,699.3
==============================================================


(1) Includes $1.0 billion in subordinated debt issued by the Company and $262.5 million in junior subordinated deferrable interest debentures ("Debentures") issued by the Company and held by Bear Stearns Capital Trust III ("Capital Trust III") at February 28, 2007 and November 30, 2006.


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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at each quarter end are typically lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally US government and agency securities and agency mortgage pass-through securities. At February 28, 2007, total assets of $394.5 billion were approximately 5.6% higher than the average of the month-end balances observed over the trailing 12-month period, while total assets at November 30, 2006 were approximately 0.5% higher than the average of the same time period in the prior year. Despite reduced total assets at each quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

Balance sheet leverage measures are one approach to assessing the capital adequacy of a securities firm, such as the Company. Gross leverage equals total assets divided by stockholders' equity, inclusive of preferred and trust preferred equity. The Company views its trust preferred equity as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities. Net adjusted leverage equals net adjusted assets divided by tangible equity capital, which excludes goodwill and intangible assets from both the numerator and the denominator, as equity used to support goodwill and intangible assets is not available to support the balance of the Company's net assets. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk nature of the items excluded in deriving net adjusted assets (see table) renders net adjusted leverage as the relevant measure.

                                     February 28,    November 30,
(in millions, except ratios)             2007            2006
---------------------------------    ------------    ------------

Total assets                         $    394,512    $    350,433
Deduct:
  Cash and securities deposited
     with clearing organizations
     or segregated in compliance
     with federal regulations               9,126           8,804
Securities purchased under
  agreements to resell                     37,248          38,838
Securities received as collateral          21,227          19,648
Securities borrowed                        84,015          80,523
Receivables from customers                 32,530          29,482
Assets of variable interest entities
  and Mortgage loan special purpose
  entities, net                            39,649          29,080
Goodwill & intangible assets                  422             383
------------------------------------------------------------------
Subtotal                                  170,295         143,675
------------------------------------------------------------------

Add:
  Financial instruments sold, but
     not yet purchased                     42,279          42,256

Deduct:
  Derivative financial instruments
     sold, but not yet purchased           10,135          11,865
------------------------------------------------------------------
Net adjusted assets                  $    202,439    $    174,066
==================================================================
Stockholders' equity
  Common equity                      $     12,915    $     11,770
  Preferred stock                             359             359
  Stock-based compensation                     --             816(1)
------------------------------------------------------------------
Total stockholders' equity                 13,274          12,945
------------------------------------------------------------------

Add:
  Trust preferred equity                      263             263
------------------------------------------------------------------
Subtotal - leverage equity                 13,537          13,208
------------------------------------------------------------------

Deduct:
  Goodwill & intangible assets                422             383
------------------------------------------------------------------
Tangible equity capital              $     13,115    $     12,825
==================================================================
Gross leverage                          29.1x           26.5x
Net adjusted leverage                   15.4x           13.6x
------------------------------------------------------------------

(1) Represents stock-based compensation associated with fiscal 2006 awards that was reflected in equity as of the grant date in December 2006, in accordance with SFAS No. 123(R), "Share-based Payment." Excluding this adjustment for stock-based compensation, gross leverage and net adjusted leverage at November 30, 2006 would have been 28.3x and 14.5x, respectively.

Funding Strategy & Liquidity Risk Management

General Funding Strategy

Liquidity is extraordinarily important for financial services firms in general and for securities firms such as the Company in particular, given their reliance on market confidence. The Company's overall objective and general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. In financing its balance sheet, the Company attempts to maximize its use of secured funding where economically competitive. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer free credit balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. For this reason, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base and extensive use of secured funding. In addition to this strategy, the Company places emphasis on diversification by product, geography, maturity and instrument in order to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding sources include commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

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

The borrowing value advance rates used in the Company's liquidity ratio calculation and the haircuts incorporated in the cash capital model are symmetrical. These advance rates are considered readily available, even in a stress environment. In the vast majority of circumstances/asset classes, advance rates are derived from committed secured bank facilities, whereby a bank or group of banks are contractually obligated to lend to the Company at a pre-specified advance rate on specific types of collateral regardless of "market environment." As such, the advance rates/haircuts in the alternative liquidity models are typically worse than those the Company realizes in normalized repo and secured lending markets. The advance rates in the liquidity ratio reflect what can be reliably realized in a stressed liquidity environment. The haircuts used in the cash capital model are consistent with the advance rates used in the liquidity ratio in that the haircut is equal to one minus the advance rate.

As of February 28, 2007, the market value of unencumbered, unhypothecated financial instruments owned by the Company was approximately $48.3 billion with a borrowing value of $38.0 billion. The assets are primarily comprised of mortgage- and asset-backed securities, investment grade municipal and corporate bonds, US equities and residential and commercial mortgage whole loans. The average advance rate on these different asset types ranges from 58% to 98% and, as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company-owned securities, has averaged 125% over the previous 12 months, including the Company's $4.0 billion unused committed unsecured bank credit, and 119%, excluding the committed unsecured revolving credit facility. On this same basis, the liquidity ratio as of February 28, 2007 was 149% and 136%, respectively.

While The Bear Stearns Companies Inc. ("Parent Company") is the primary issuer of unsecured debt in the marketplace, the collateral referred to in the preceding paragraph is held in various subsidiaries, both regulated and unregulated. A subsidiary's legal entity status and the Company's intercompany funding structure may constrain liquidity available to the Parent Company, as regulators may prevent the flow of funds and/or securities from a regulated subsidiary to its parent company or other subsidiaries. In recognition of this potential for liquidity to be trapped in subsidiaries, the Company maintains a minimum of $5.0 billion of liquidity immediately accessible by the Parent Company at all times. This liquidity reserve takes the form of cash deposits and money market instruments that are held at the Parent Company and high-quality collateral (corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the liquidity reserve, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. In addition to this immediately available liquidity, the Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of February 28, 2007, approximately $28.1 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus likely to be available to the Parent Company, while an additional $4.0 billion market value had been pledged to the Parent Company as collateral for inter-company borrowings and was thus readily available. The remaining $16.2 billion market value of unencumbered securities was held in regulated entities, a portion of which may not be available to provide liquidity to the Parent Company.

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

At February 28, 2007, the Company's net cash capital position was $5.4 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm (i.e., positive net cash capital). Over the previous 12 months, the Company's total cash capital requirement, cash capital intensity ratio (average haircut), and net cash capital position have averaged $57.4 billion, 15.9% and $1.2 billion, respectively.

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

With respect to the management of refinancing risk, the maturity profile of the long-term debt portfolio of the Company is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the quarter ended February 28, 2007. As of February 28, 2007, the weighted average maturity of the Company's long-term debt was 4.4 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company, BSIL and Bear Stearns International Trading Limited ("BSIT") to borrow up to $4.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2008, with all loans outstanding at that date payable no later than February 2009. There were no borrowings outstanding under the Facility at February 28, 2007.

The Company has a $1.5 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2007, with all repos outstanding at that date payable no later than August 2008. There were no borrowings outstanding under the Repo Facility at February 28, 2007.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2007 with all loans outstanding at that date payable no later than December 2008. There were no borrowings outstanding under the Pan Asian Facility at February 28, 2007.

The Company has a $350 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. In March 2007, the Company renewed the Tax Lien Facility at a $450 million committed level with substantially the same terms. The Tax Lien Facility terminates in March 2008 with all loans outstanding at that date payable no later than March 2009. There were no borrowings outstanding under the Tax Lien Facility at February 28, 2007.

The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and whole loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2008. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $4.7 billion. At February 28, 2007, the borrowings outstanding under these committed credit facilities were $435.8 million.

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

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At February 28, 2007, the Parent Company's equity investment in subsidiaries was $8.4 billion versus common stockholders' equity and preferred equity of $12.9 billion and $359.2 million, respectively. As such, at February 28, 2007, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was approximately 0.65 based on common equity and 0.63 including preferred equity. At November 30, 2006, these measures were 0.67 based on common equity and 0.65 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $10.5 billion at February 28, 2007, are funded with long-term debt issued by the Company, having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

Long-term debt totaling $52.3 billion and $48.1 billion had remaining maturities beyond one year at February 28, 2007 and November 30, 2006, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated US registered offerings, US-registered and 144A medium-term note programs, other US and non-US bond and note offerings and other methods. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of February 28, 2007, a downgrade by either Moody's Investors Service or Standard & Poor's in the Company's long-term credit ratings to the level of A2 or A (i.e., one notch) would have resulted in the Company being required to post $18.8 million in additional collateral pursuant to contractual arrangements for outstanding over-the-counter derivatives contracts. A downgrade to A3 or A- (i.e., two notches) would have resulted in the Company being required to post an additional $45.4 million in collateral.

At February 28, 2007, the Company's long-term/short-term debt ratings were as follows:

                                        Long-Term     Short-Term
                                         Rating         Rating
------------------------------------    ---------    ------------
Dominion Bond Rating Service Limited     A(high)     R-1 (middle)
Fitch Ratings                              A+            F1+
Japan Credit Rating Agency, Ltd.           AA             NR
Moody's Investors Service                  A1            P-1
Rating & Investment
Information, Inc.                          AA-            NR
Standard & Poor's Ratings Services         A+            A-1

-----------------------------------------------------------------
NR - does not assign a short-term rating


In October 2006, Standard & Poor's Ratings Services ("S&P") upgraded The Bear Stearns Companies Inc. long-term rating to A+. In a press release, S&P stated that the rating change reflects the Company's relatively low profit volatility, conservative management and cost flexibility, as well as long-term improvements in its liquidity and risk management. In addition, in June 2006, Japan Credit Rating Agency, Ltd. assigned a rating of AA with a "Stable" outlook to the Company, while in August 2006, Rating and Investment Information, Inc. upgraded the Company to AA- from A+ with a "Stable" outlook.

Stock Repurchase Program

The Company has various employee stock compensation plans designed to increase the emphasis on stock-based incentive compensation and align the compensation of its key employees with the long-term interests of stockholders. Such plans provide for annual grants of stock units and stock options. The Company intends to offset the potentially dilutive impact of the annual grants by purchasing common stock throughout the year in open market and private transactions. On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. During the quarter ended February 28, 2007, the Company purchased under the current and prior authorizations a total of 2,634,388 shares at a cost of approximately $431.7 million. Approximately $1.58 billion was available to be purchased under the current authorization as of February 28, 2007. The Company expects to utilize the repurchase authorization to offset the dilutive impact of annual share awards. The Company may, depending on price and other factors, repurchase additional shares in excess of that required for annual share awards.

During the quarter ended February 28, 2007, the Company also purchased a total of 248,556 shares of its common stock at a total cost of $41.5 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006.

Cash Flows

Cash and cash equivalents increased $1.30 billion to $5.89 billion at February 28, 2007 from $4.60 billion at November 30, 2006. Cash used in operating activities was $6.16 billion, primarily attributable to increases in financial instruments owned, receivables from customers and securities borrowed, net of securities loaned, partially offset by increases in securities sold under agreements to repurchase, net of securities purchased under agreements to resell and payables to customers which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $67.3 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $7.52 billion reflected net proceeds from the issuance of long-term borrowings of $8.08 billion and net proceeds relating to short-term borrowings of $3.17 billion, primarily to fund normal operating activities. This was partially offset by net payments for the retirement/repurchase of long-term borrowings of $3.55 billion. Treasury stock purchases of $473.2 million were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

Cash and cash equivalents decreased $807.7 million to $5.05 billion at February 28, 2006 from $5.86 billion at November 30, 2005. Cash used in operating activities was $5.01 billion, primarily attributable to increases in securities borrowed, net of securities loaned and financial instruments owned, partially offset by an increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $39.2 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $4.24 billion reflected net proceeds from the issuance of long-term borrowings of $4.94 billion and net proceeds relating to short-term borrowings of $1.56 billion, primarily to fund normal operating activities. This was partially offset by net payments for the retirement/repurchase of long-term borrowings of $2.20 billion. Treasury stock purchases of $476.4 million were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

Regulated Subsidiaries

The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of February 28, 2007, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, the Company's London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the United Kingdom's Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Financial Regulator. Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, is subject to the regulatory capital requirements of the FDIC. At February 28, 2007, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

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

Merchant Banking and Private Equity Investments

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At February 28, 2007, the Company held investments with an aggregate recorded fair value of approximately $1.08 billion, reflected in the Condensed Consolidated Statements of Financial Condition in "Other assets." At November 30, 2006, the Company held investments with an aggregate recorded value of approximately $822.4 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment grade rated

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At February 28, 2007 and November 30, 2006, the Company held high yield positions approximating $9.96 billion and $10.73 billion, respectively, substantially all of which are in "Financial instruments owned" in the Condensed Consolidated Statements of Financial Condition, and $719.9 million and $605.4 million, respectively, reflected in "Financial instruments sold, but not yet purchased" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At February 28, 2007 and November 30, 2006, the amount outstanding to highly leveraged borrowers totaled $6.60 billion and $7.70 billion, respectively. The largest industry concentration was the telecommunications industry, which approximated 15.6% and 22.8% of these highly leveraged borrowers' positions at February 28, 2007 and November 30, 2006, respectively. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

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

Contractual Obligations
-----------------------

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At February 28, 2007, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:


                                                               Payments Due By Period
                                          ----------------------------------------------------------
(in millions)                               Remaining          Fiscal        Fiscal
                                           Fiscal 2007       2008- 2009    2010- 2011    Thereafter       Total
-----------------------------------------------------------------------------------------------------------------
Long-term borrowings (1) (2)              $      4,050     $     20,246   $    14,357    $    19,841  $    58,494
Future minimum lease payments (3) (4)               79              211           209            600        1,099
-----------------------------------------------------------------------------------------------------------------

(1) Amounts include hybrid debt issuances accounted for at fair value as elected under SFAS No. 155 and fair value adjustments in accordance with SFAS No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on May 15, 2031; however, the Company, at its option, may redeem the Debentures beginning May 15, 2006. The Debentures are reflected in the table at their contractual maturity dates.

(2) Included in fiscal 2008-2009 are approximately $1.83 billion of floating-rate notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity dates of these notes are during fiscal 2010-2011.

(3)   Includes 383 Madison Avenue Headquarters in New York City.

(4) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments
-----------

The Company has commitments(1) under a variety of commercial arrangements. At February 28, 2007 the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:


                                                               Amount of Commitment Expiration Per Period
                                        ---------------------------------------------------------------------------------

                                                                                                   Commitments
                                          Remaining       Fiscal        Fiscal                    With no stated
(in millions)                            Fiscal 2007    2008- 2009    2010- 2011     Thereafter      maturity     Total
-------------------------------------------------------------------------------------------------------------------------
Lending-related commitments:
  Investment-grade (2)                    $      896   $        634  $      1,437  $         265  $          -     3,232
  Non-investment-grade(2)                        281            305           945            606             -     2,137
  Contingent commitments                       5,467          1,004             -              -             -     6,471
Commitments to invest in private
  equity-related investments
  and partnerships (3)                             -              -             -              -         1,440     1,440
Underwriting commitments                         531              -             -              -             -       531
Commercial and residential loans               4,988            503            42            102             -     5,635
Letters of credit                              3,917              -            34              -             -     3,951
Other commercial commitments                      74            105            17              -             -       196
-------------------------------------------------------------------------------------------------------------------------

(1) See Note 10, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade and non-investment-grade borrowings, the Company entered into credit default swaps approximating $764.5 million and $102.8 million, respectively, in notional value, at February 28, 2007.

(3) These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2017.

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

The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets. In accordance with SFAS No. 140, the Company accounts for transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a Qualifying Special Purpose Entity ("QSPE") or has the right to pledge or exchange the assets received; and (3) the transferor has not maintained effective control over the transferred assets. Therefore, the Company derecognizes financial assets transferred in securitizations, provided that such transfer meets all of these criteria. See Note 4, "Transfers of Financial Assets and Liabilities," in the Notes to Condensed Consolidated Financial Statements for a more complete discussion of the Company's securitization activities.

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

The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into hedging transactions that may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to hedge proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and US Treasury positions to hedge certain debt issuances as part of its asset and liability management.

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

As of February 28, 2007 and November 30, 2006, the Company had notional/contract amounts of approximately $8.63 trillion and $8.74 trillion, respectively, of derivative financial instruments, of which $1.34 trillion and $1.25 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to hedge trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 4.4 years and 4.1 years at February 28, 2007 and November 30, 2006, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of February 28, 2007 were as follows:



                                            Less Than          One to         Three to      Greater Than
(in billions)                               One Year        Three Years     Five Years      Five Years      Total
-------------------------------------------------------------------------------------------------------------------
Swap agreements, including options,       $   1,561.2    $    1,628.3   $    1,674.5   $     2,188.1   $    7,052.1
  swaptions, caps, collars and floors
Futures contracts                               489.1           389.5           37.9             0.1          916.6
Forward contracts                               170.9               -              -               -          170.9
Options held                                    252.6            20.2            1.7             0.5          275.0
Options written                                 194.8            14.4            1.8             0.6          211.6
-------------------------------------------------------------------------------------------------------------------
Total                                     $   2,668.6    $    2,052.4   $    1,715.9   $     2,189.3   $    8,626.2
===================================================================================================================
Percent of total                                 30.9%           23.8%          19.9%           25.4%         100.0%
===================================================================================================================

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

The Company has adopted SFAS No. 157, "Fair Value Measurements," in the first quarter of 2007. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items reported in "Financial instruments owned" and "Financial instruments sold, but not yet purchased" as well as other assets and liabilities that are reported at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

(1) Financial Instruments Valued Based on Inputs That Are Quoted Market Prices for Identical Assets or Liabilities in Active Markets

The Company's valuation policy is to use quoted market prices from securities and derivatives exchanges where they are available and reliable. Financial instruments valued based on quoted market prices are primarily exchange-traded derivatives and listed equities. Financial instruments that are most typically valued using alternative approaches but for which the Company typically receives independent external valuation information include US Treasuries, other US Government and agency securities, as well as certain corporate debt securities.

(2) Financial Instruments Whose Inputs are Observable Market Based or Unobservable Inputs that are Corroborated By Market Data

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments,as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps, certain mortgage-backed securities and certain other cash instruments. For an indication of the Company's involvement in derivatives, including maturity terms, see the table setting forth notional/contract amounts outstanding in the preceding "Derivative Financial Instruments" section.

(3) Financial Instruments Whose Inputs Used to Determine the Fair Value Is Estimated Based on Internally Developed Models or Methodologies Utilizing Significant Assumptions or Other Data That Are Generally Less Readily Observable from Objective Sources

Certain complex financial instruments and other investments have significant data inputs that cannot be validated by reference to readily observable data. These instruments are typically illiquid, long dated or unique in nature and therefore engender considerable judgment by traders and their management who, as dealers in many of these instruments, have the appropriate knowledge to estimate data inputs that are less readily observable. For certain instruments, extrapolation or other methods are applied to observed market or other data to estimate assumptions that are not observable.

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

See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of the financial assets and liabilities carried at fair value.

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

Equity interests and securities acquired as a result of leveraged acquisition transactions are reflected in the condensed consolidated financial statements at their initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company's best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value. See "Merchant Banking and Private Equity Investments" in Management's Discussion and Analysis for additional details.

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

Reserves for litigation and regulatory proceedings are generally determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience, and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, the ultimate resolution, the timing of resolution or the amount of eventual settlement, fine, penalty or relief, if any.

The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly evaluates the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years' examinations and tax reserves are established as appropriate.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

During the 2007 quarter, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140," SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," and SFAS No. 157, "Fair Value Measurements." As a result of the adoption of these standards, the Company recorded a cumulative effect adjustment to increase the opening retained earnings balance by approximately $3.5 million (after tax).

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company expects to adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 may have on the Condensed Consolidated Financial Statements of the Company.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159, effective December 1, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Condensed Consolidated Financial Statements of the Company.

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

For a description of the Company's risk management policies, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk, equity price risk and commodity price risk, as well as a discussion of the Company's credit risk and a discussion of how those exposures are managed, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk, and commodity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the three primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of February 28, 2007, November 30, 2006, August 31, 2006 and May 31, 2006.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK





                            February 28,    November 30,      August 31,      May 31,
(in millions)                   2007            2006             2006           2006
----------------------------------------------------------------------------------------
MARKET RISK
  Interest rate              $      27.6    $       30.6    $       37.7    $      32.5
  Currency                           1.3             0.8             1.4            1.0
  Equity                             6.9             3.0             3.9            5.4
  Commodity/Energy                   1.0             0.0             0.0            0.0
  Diversification benefit           (8.9)           (5.7)           (9.1)          (8.1)
----------------------------------------------------------------------------------------
Aggregate VaR                $      27.9    $       28.7    $       33.9    $      30.8
========================================================================================

The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended February 28, 2007 and November 30, 2006:

                                 Quarter Ended February 28, 2007         Quarter Ended November 30, 2006
------------------------------------------------------------------------------------------------------------
(in millions)                     High         Low       Average            High         Low        Average
------------------------------------------------------------------------------------------------------------
MARKET RISK
  Interest rate                 $    35.9   $     22.8  $     27.7       $     41.3  $     22.9  $     30.8
  Currency                            2.7          0.0         0.9              3.2         0.3         1.2
  Equity                             12.2          1.6         6.4             11.3         1.3         3.0
  Commodity/Energy                    1.8          0.1         1.0              0.6         0.0         0.2
  Aggregate VaR                      31.6         22.8        27.2             35.4        21.5        27.5
------------------------------------------------------------------------------------------------------------

Aggregate average VaR decreased slightly to $27.2 million for the 2007 quarter from $27.5 for the quarter ended November 30, 2006. The decrease was primarily due to lower levels of exposure to interest rates, offset by higher levels of exposure to equity price risks.

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

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 28, 2007 and 2006. The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $22.4 million and $19.2 million for the quarters ended February 28, 2007 and 2006, respectively. There were 4 daily trading losses for the quarter ended February 28, 2007, one of which was slightly greater than the reported average VaR for the quarter, and 3 daily trading losses for the quarter ended February 28, 2006. None of the daily trading losses in the 2006 quarter exceeded the reported average VaR amounts. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both its quarters ending February 28, 2007 and 2006. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

             Quarters Ended February 28, 2007 and February 28, 2006

                             [GRAPHIC CHART OMITTED]

The following is a graphic chart represented as a table.


 (10)+  (10)-(5)   (5)-0   0-5   5-10   10-15   15-20   20-25   25-30   30-35   35-40   40+
   4                        5      2      5      12       8      10       6       2      6    2007
                      3     6      6      9      11       9       6       3       2      5    2006


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at February 28, 2007 and November 30, 2006 approximated $4.71 billion and $4.99 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 28, 2007:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                    Percentage
                                                                       of
                                                       Exposure,    Exposure,
                                                        Net of         Net
                                      Collateral      Collateral       of
      Rating (2)       Exposure          (3)             (4)        Collateral
    ------------     ------------    ------------    ------------   ----------
    AAA              $      1,266    $         54    $      1,227          26%
    AA                      5,164           3,630           1,808          38%
    A                       2,816           1,822           1,117          24%
    BBB                       435             450             214           5%
    BB and lower            1,347           2,800             237           5%
    Non-rated                 154              75             106           2%

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

                         Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report (i) to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that the Company submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2006 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.: As previously reported in the Company's Form 10-K for fiscal year ended November 30, 2006 ("Form 10-K"), in connection with the parties' cross motions for summary judgment, by Order and Decision dated January 9, 2007, the Bankruptcy Court denied BSSC's motion for summary judgment seeking dismissal of the Trustee's complaint in its entirety and granted the Trustee's motion for summary judgment on the fraudulent transfer claims against BSSC. BSSC has appealed the Bankruptcy Court's decision to the United States District for the Southern District of New York.

       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the first quarter of fiscal 2007:

                                                                                       Approximate Dollar
                                                           Total Number of Shares    Value of Shares that
                       Total Number of     Average Price     Purchased as Part of     May Yet Be Purchased
                            Shares            Paid per        Publicly Announced       Under the Plans or
      Period              Purchased            Share        Plans or Programs (1)        Programs (1)
-------------------  -----------------    --------------   ----------------------    ---------------------

12/1/06 - 12/31/06           2,175,293       $  164.20                  2,175,293        $  1,858,781,531
 1/1/07 - 1/31/07              307,485          166.05                    307,485           1,807,724,398
 2/1/07 - 2/28/07              400,166          162.32                    400,166           1,742,769,110
                     -----------------                     ----------------------
Total                        2,882,944          164.14                  2,882,944
                     -----------------                     ----------------------



(1) On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. During the quarter ended February 28, 2007, the Company purchased under the current and prior authorizations a total of 2,634,388 shares at a cost of approximately of $431.7 million. Approximately $1.58 billion was available to be purchased under the current authorization as of February 28, 2007. The Company expects to utilize the repurchase authorization to offset the dilutive impact of annual share awards. The Company may, depending upon price and other factors, repurchase additional shares in excess of that required for annual share awards. During the quarter ended February 28, 2007, the Company also purchased a total of 248,556 shares of its common stock at a total cost of $41.5 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006.

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


                                                 The Bear Stearns Companies Inc.
                                                 ------------------------------
                                                         (Registrant)



Date: April 9, 2007                              By:    /s/ Jeffrey M. Farber
                                                        Jeffrey M. Farber
                                                        Senior Vice President -
                                                        Finance,
                                                        Controller
                                                        (Principal Accounting
                                                        Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit No.   Description                                                                         Page
-----------   -----------                                                                         ----

(12)          Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges       67
              and Preferred Stock Dividends
(15)          Letter re: Unaudited Interim Financial Information                                    68

(31.1)        Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d            69
              -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
(31.2)        Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d            70
              -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
(32.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as       71
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as       72
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002