Form 10-Q/A
period 2007-02-28
BEAR STEARNS COMPANIES INC
filed 2007-04-10
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A corrects typographical errors included on the tables appearing on pages 14 and 15.

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


                                   Assets at Fair Value as of February 28, 2007
      ---------------------------------------------------------------------------------------------------------
                                                                                                  Balance as of
                                                                                     Impact of     February 28,
      (in thousands)                     Level 1        Level 2        Level 3        Netting          2007
      -----------------------------   ------------   ------------   ------------   ------------   -------------
      Financial Instruments Owned
        Non-Derivative Trading
          Inventory                   $ 29,673,936   $ 96,154,346   $ 11,054,785   $         --    $136,883,067
        Derivative Trading
          Inventory(1)                   1,036,310     62,866,804      4,585,611    (58,207,253)     10,281,472
        Total Financial Instruments
          Owned                         30,710,246    159,021,150     15,640,396    (58,207,253)    147,164,539
      Other Assets                          98,748        759,222      3,322,443             --       4,180,413
                                      ------------   ------------   ------------   -------------   ------------
      Total Assets at Fair Value      $ 30,808,994   $159,780,372   $ 18,962,839   $(58,207,253)   $151,344,952


                                   Liabilities at Fair Value as of February 28, 2007
      -----------------------------------------------------------------------------------------------------------
                                                                                                    Balance as of
                                                                                       Impact of    February 28,
      (in thousands)                       Level 1        Level 2        Level 3        Netting         2007
      -------------------------------   ------------   ------------   ------------   ------------   -------------
      Financial Instruments Sold,
        But Not Yet Purchased
        Non-Derivative Trading
          Inventory                     $ 23,839,863   $  8,090,224   $    214,225   $         --   $ 32,144,312
        Derivative Trading Inventory       1,000,611     59,292,575      6,519,500    (56,677,748)    10,134,938
        Total Financial Instruments
        Sold, But Not Yet Purchased       24,840,474     67,382,799      6,733,725    (56,677,748)    42,279,250
      Other Liabilities                           --      7,213,491      2,208,342             --      9,421,833
                                        ------------   ------------   ------------   ------------   ------------
      Total Liabilities at Fair Value   $ 24,840,474   $ 74,596,290   $  8,942,067   $(56,677,748)  $ 51,701,083

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


                    Level 3 Financial Assets and Liabilities
                        3 Months ended February 28, 2007

                                                                                                                 Changes in
                                                                                                                 unrealized
                                                                                                                  gains and
                                                                                                                  (losses)
                                                                                                                 included in
                                                                                                                  earnings
                                                                                                                 relating to
                                                                                                                   assets
                                                                                                                     and
                                                     Total gains                                                 liabilities
                                       Balance       and losses     Purchases,                     Balance          still
                                        as of         (Realized     Issuances,    Transfers In      as of          held at
                                     November 30,        and          Sales,       or Out of     February 28,     reporting
(in thousands)                           2006        Unrealized)    Settlements     Level 3          2007           date
----------------------------------   ------------    -----------    -----------   ------------   ------------    -----------
Non-Derivative Trading Assets        $  8,999,658    $  (182,452)   $ 1,008,568   $  1,229,011   $ 11,054,785    $  (155,709)
Non-Derivative Trading Liabilities       (190,141)       114,048       (153,460)        15,328       (214,225)         5,565
Derivative Trading Inventory (Net)     (2,223,112)      (328,863)        57,779        560,307     (1,933,889)      (261,018)
Other Assets                            2,836,060         25,129        348,358        112,896      3,322,443          9,685
Other Liabilities                      (3,514,847)        38,875        941,508        326,122     (2,208,342)        38,875

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


                                                 The Bear Stearns Companies Inc.
                                                 ------------------------------
                                                         (Registrant)



Date: April 10, 2007                             By:    /s/ Jeffrey M. Farber
                                                        Jeffrey M. Farber
                                                        Senior Vice President -
                                                        Finance,
                                                        Controller
                                                        (Principal Accounting
                                                        Officer)

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