Form 10-Q
period 2007-05-31
BEAR STEARNS COMPANIES INC
filed 2007-07-10
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2007

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

      As of July 6, 2007, the latest practicable date, there were 116,124,098 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Available Information                                                         3

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Statements of Income for
           the three months and six months ended May 31, 2007
           and May 31, 2006                                                   4

           Condensed Consolidated Statements of Financial Condition
           as of May 31, 2007 and November 30, 2006                           5

           Condensed Consolidated Statements of Cash Flows
           for the six months ended May 31, 2007 and May 31, 2006             6

           Notes to Condensed Consolidated Financial Statements               7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           34

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Introduction                                                      35

           Certain Factors Affecting Results of Operations                   35

           Forward-Looking Statements                                        36

           Executive Overview                                                36

           Results of Operations                                             39

           Liquidity and Capital Resources                                   45

           Off-Balance-Sheet Arrangements                                    55

           Derivative Financial Instruments                                  55

           Critical Accounting Policies                                      56

           Accounting and Reporting Developments                             59

           Effects of Inflation                                              60

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        61

Item 4.    CONTROLS AND PROCEDURES                                           65

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                                 66

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       67

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               68

Item 6     EXHIBITS                                                          70

Signature                                                                    71

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                          (Unaudited)                     (Unaudited)
                                                      Three Months Ended               Six Months Ended
                                                 ---------------------------------------------------------------
                                                    May 31,         May 31,         May 31,        May 31,
(in thousands, except share and per share data)       2007           2006            2007            2006
----------------------------------------------------------------------------------------------------------------
REVENUES
   Commissions                                    $     305,654  $     305,251   $     586,299   $     591,322
   Principal transactions                             1,222,964      1,492,478       2,565,341       2,642,910
   Investment banking                                   404,271        318,150         754,450         656,003
   Interest and dividends                             2,806,103      2,110,876       5,463,296       3,834,865
   Asset management and other income                    236,810         76,994         404,155         217,067
                                                 ---------------------------------------------------------------
     Total revenues                                   4,975,802      4,303,749       9,773,541       7,942,167
   Interest expense                                   2,463,826      1,804,307       4,779,793       3,257,522
                                                 ---------------------------------------------------------------
     Revenues, net of interest expense                2,511,976      2,499,442       4,993,748       4,684,645
                                                 ---------------------------------------------------------------
NON-INTEREST EXPENSES
   Employee compensation and benefits                 1,231,403      1,220,216       2,435,497       2,267,066
   Floor brokerage, exchange and clearance fees          63,907         58,621         119,992         109,864
   Communications and technology                        142,850        118,169         270,758         222,203
   Occupancy                                             63,870         45,422         120,615          90,049
   Advertising and market development                    48,756         35,093          85,829          69,766
   Professional fees                                     89,297         65,468         161,163         119,341
   Impairment of goodwill and specialist rights         227,457              -         227,457               -
   Other expenses                                        90,779        122,254         183,574         219,804
                                                 ---------------------------------------------------------------
     Total non-interest expenses                      1,958,319      1,665,243       3,604,885       3,098,093
                                                 ---------------------------------------------------------------

   Income before provision for income taxes             553,657        834,199       1,388,863       1,586,552
   Provision for income taxes                           191,933        294,866         473,398         533,063
                                                 ---------------------------------------------------------------
   Net income                                     $     361,724  $     539,333   $     915,465   $   1,053,489
   Preferred stock dividends                              5,257          5,376          10,514          10,790
                                                 ---------------------------------------------------------------
   Net income applicable to common shares         $     356,467  $     533,957   $     904,951   $   1,042,699
                                                 ===============================================================
   Basic earnings per share                       $        2.78  $        4.12   $        7.02   $        8.04
   Diluted earnings per share                     $        2.52  $        3.72   $        6.34   $        7.26
                                                 ===============================================================

Weighted average common shares outstanding:

      Basic                                         131,684,419    132,810,062     132,383,898     132,778,755
      Diluted                                       148,745,798    149,945,896     149,226,168     149,780,912
                                                 ===============================================================

   Cash dividends declared per common share       $        0.32  $        0.28   $        0.64   $        0.56
                                                 ===============================================================

      See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                                  (Unaudited)
     ------------------------------------------------------------------------------------------------------
                                                                          May 31,          November 30,
     (in thousands, except share data)                                     2007                2006
     ------------------------------------------------------------------------------------------------------
     ASSETS
       Cash and cash equivalents                                      $    11,178,338     $     4,595,184
       Cash and securities deposited with clearing
         organizations or segregated in compliance
         with federal regulations                                           4,652,616           8,803,684
       Securities received as collateral                                   18,948,242          19,648,241
       Collateralized agreements:
         Securities purchased under agreements to resell                   42,271,724          38,838,279
         Securities borrowed                                               92,049,674          80,523,355

       Receivables:
        Customers                                                          41,343,821          29,481,799
        Brokers, dealers and others                                         4,484,566           6,119,348
        Interest and dividends                                              1,156,044             744,542

       Financial instruments owned, at fair value                         136,410,748         109,200,487
       Financial instruments owned and pledged as
         collateral, at fair value                                         12,264,669          15,967,964
                                                                      -------------------------------------
       Total financial instruments owned, at fair value                   148,675,417         125,168,451
       Assets of variable interest entities and mortgage
         loan special purpose entities                                     49,985,058          30,303,275
       Property, equipment and leasehold improvements,
         net of accumulated depreciation and amortization
         of $1,059,850 and $1,152,279 as of  May 31, 2007
         and November 30, 2006, respectively                                  547,106             479,637
       Other assets                                                         8,011,127           5,726,800
                                                                      -------------------------------------
       Total Assets                                                   $   423,303,733     $   350,432,595
                                                                      =====================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

       Unsecured short-term borrowings                                $    17,424,064     $    25,787,454
       Obligation to return securities received as collateral              18,948,242          19,648,241
       Collateralized financings:
         Securities sold under agreements to repurchase                   103,029,370          69,749,675
         Securities loaned                                                 10,571,003          11,451,324
         Other secured borrowings                                           9,115,110           3,275,260

       Payables:
        Customers                                                          84,603,650          72,988,661
        Brokers, dealers and others                                         3,961,976           3,396,835
        Interest and dividends                                              1,336,669           1,123,348

       Financial instruments sold, but not yet purchased,
         at fair value                                                     46,349,811          42,256,544
       Liabilities of variable interest entities and
         mortgage loan special purpose entities                            47,923,181          29,079,552
       Accrued employee compensation and benefits                           1,620,159           2,895,047
       Other liabilities and accrued expenses                               3,322,119           2,081,354
       Long-term borrowings                                                61,790,274          54,569,916
                                                                      -------------------------------------
       Total Liabilities                                              $   409,995,628     $   338,303,211
                                                                      =====================================

       Commitments and contingencies (Note 11)

     STOCKHOLDERS' EQUITY

       Preferred stock                                                        359,156             359,156
       Common stock, $1.00 par value; 500,000,000 shares
         authorized and 184,805,847 shares issued as of both
         May 31, 2007 and November 30, 2006                                   184,806             184,806
       Paid-in capital                                                      4,936,888           4,578,972
       Retained earnings                                                   10,211,317           9,384,595
       Employee stock compensation plans                                    2,701,312           2,221,997
       Unearned compensation                                                 (197,202)           (155,596)
       Treasury stock, at cost:
       Common stock: 66,643,533 and 67,396,876 shares as of May
         31, 2007 and November 30, 2006, respectively                      (4,888,172)         (4,444,546)
                                                                      -------------------------------------
       Total Stockholders' Equity                                          13,308,105          12,129,384
                                                                      -------------------------------------
       Total Liabilities and Stockholders' Equity                     $   423,303,733     $   350,432,595
                                                                      =====================================

      See Notes to Condensed Consolidated Financial Statements.

      Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                                    THE BEAR STEARNS COMPANIES INC.

                                 Condensed Consolidated Statements of
                                              Cash Flows

                                                                              (Unaudited)
                                                                           Six Months Ended
                                                                    ---------------------------------
                                                                       May 31,           May 31,
(in thousands)                                                          2007              2006
-----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $     915,465     $   1,053,489
  Adjustments to reconcile net income to cash used in
    operating activities:
  Non-cash items included in net income:
    Impairment of goodwill and specialist rights                          227,457                 -
    Depreciation and amortization                                          86,948           169,491
    Deferred income taxes                                                  (5,970)           (4,322)
    Employee stock compensation plans                                       7,593            10,237
  Changes in operating assets and liabilities:
    Cash and securities deposited with clearing
      organizations or segregated in compliance
      with federal regulations                                          4,151,068        (1,919,538)
    Securities borrowed, net of securities loaned                     (12,406,640)      (11,164,496)
    Receivables from customers                                        (11,862,022)          164,106
    Receivables from brokers, dealers and others                        1,634,782           462,316
    Financial instruments owned, at fair value                        (24,464,065)      (18,150,812)
    Other assets                                                       (3,181,191)         (266,016)
    Securities sold under agreements to repurchase, net of
      securities purchased under agreements to resell                  29,846,250         4,695,997
    Payables to customers                                              11,614,989         3,398,020
    Payables to brokers, dealers and others                               565,141           460,125
    Financial instruments sold, but not yet purchased, at
      fair value                                                        4,138,107         6,206,028
    Accrued employee compensation and benefits                           (449,976)         (163,596)
    Other liabilities and accrued expenses                              1,454,231          (113,927)
                                                                    ---------------------------------
        Cash provided by (used in) operating activities                 2,272,167       (15,162,898)
                                                                    ---------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, equipment and leasehold improvements          (147,355)          (91,541)
                                                                    ---------------------------------
        Cash used in investing activities                                (147,355)          (91,541)
                                                                    ---------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Payments for/proceeds from unsecured short-term borrowings,
      net                                                              (8,363,390)        8,981,979
    Proceeds from other secured borrowings, net                         5,839,850         3,908,755
    Proceeds from issuance of long-term borrowings                     12,982,220         8,805,573
    Payments for retirement/repurchase of long-term borrowings         (5,383,191)       (6,417,374)
    Proceeds from issuances of derivatives with a financing
      element, net                                                        (44,840)          242,812
    Issuance of common stock                                               97,085           177,105
    Cash retained resulting from tax deductibility under
      share-based payment arrangements                                    220,609           300,896
    Redemption of preferred stock                                               -            (5,393)
    Treasury stock purchases - common stock                              (802,207)         (529,643)
    Cash dividends paid                                                   (87,794)          (78,068)
                                                                    ---------------------------------
        Cash provided by financing activities                           4,458,342        15,386,642
                                                                    ---------------------------------
      Net increase in cash and cash equivalents                         6,583,154           132,203
    Cash and cash equivalents, beginning of year                        4,595,184         5,859,133
                                                                    ---------------------------------
    Cash and cash equivalents, end of period                        $  11,178,338     $   5,991,336
                                                                    =================================

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest were $5.15 billion and $3.46 billion during the six months ended May 31, 2007 and 2006, respectively.

     Cash payments for income taxes, net of refunds, were $443.9 million and $325.8 million for the six months ended May 31, 2007 and 2006, respectively. Cash payments for income taxes, net of refunds, would have been $664.5 million and $626.7 million for the six months ended May 31, 2007 and 2006, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

     See Notes to Condensed Consolidated Financial Statements.

     Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer and operates in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management is comprised of the private client services ("PCS") and asset management areas. See Note 13, "Segment Data," in the Notes to Condensed Consolidated Financial Statements for a complete description of the Company's principal segments. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; and Bear Hunter Holdings LLC. The Company participates, through Bear Hunter Holdings LLC, in specialist activities on the New York Stock Exchange ("NYSE"), American Stock Exchange ("AMEX") and International Securities Exchange ("ISE").

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

      The Condensed Consolidated Statement of Financial Condition as of May 31, 2007, the Condensed Consolidated Statements of Income for the three and six months ended May 31, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2007 and 2006 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2006 and related information were derived from the audited consolidated financial statements included in the Company's Form 10-K.

      The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These Condensed Consolidated Financial Statements should be read

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006, as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") (the "Form 10-K").

      The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock-based compensation, certain accrued liabilities, the potential outcome of litigation and tax matters, and mortgage servicing rights, which may affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.

      Financial Instruments

      On December 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in EITF No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 2, "Financial Instruments" of Notes to Condensed Consolidated Financial Statements for a complete discussion on SFAS No. 157.

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

      Derivative Instruments and Hedging Activities

      The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities (except in narrowly defined circumstances), are carried in the Company's Condensed Consolidated Statements of Financial Condition at fair value, with changes in fair value recorded in "Principal transactions" revenues. Designated hedged items in fair value hedging relationships are marked for the risk being hedged, with such changes also recorded in "Principal transactions" revenues.

      On December 1, 2006, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits companies to elect on

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      an instrument-by-instrument basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. As permitted, on December 1, 2006, the Company elected to apply a fair value measurement to all existing hybrid financial instruments that met the SFAS No. 155 definition. The Company also elected the fair value measurement for all qualifying hybrid financial instruments issued on or after December 1, 2006. The Company's reason for electing to carry these instruments on a fair value basis was to enable the Company to more efficiently hedge these instruments and to simplify the accounting process. The hybrid instruments are reported as a component of "Other liabilities" in the Fair Value Measurements disclosure. The transition adjustment related to the adoption of SFAS No. 155 did not have a material impact on the Condensed Consolidated Financial Statements of the Company.

      The Company follows FIN No. 39, "Offsetting Amounts Related to Certain Contracts," and offsets assets and liabilities in the Condensed Consolidated Statements of Financial Condition provided that the legal right of offset exists under a master netting agreement. This includes the offsetting of payables or receivables relating to the fair value of cash collateral received or paid associated with its derivative inventory, on a counterparty by counterparty basis.

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

      Mortgage Servicing Assets, Fees and Advances

      Mortgage servicing rights ("MSRs") are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. On December 1, 2006, the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," and elected to measure servicing assets at fair value. The fair value of MSRs is determined by using market-based models that discount anticipated future net cash flows considering loan prepayment predictions, interest rates, default rates, servicing costs, current market data and other economic factors.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Asset Management and Other Income

      The Company receives advisory fees for investment management. In addition, the Company receives performance incentive fees for managing certain funds. Advisory fees are recognized over the period of advisory service. Unearned advisory fees are treated as deferred revenues and are included in "Other liabilities" in the accompanying Condensed Consolidated Statements of Financial Condition. Performance incentive fees are accrued throughout the year based on a fund's performance to date against specified performance targets.

      Fixed Assets

      Depreciation of property and equipment is provided by the Company on a straight-line basis over the estimated useful life of the asset. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining life of the lease.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Goodwill and Identifiable Intangible Assets

      The Company accounts for goodwill and identifiable intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this guidance, the Company does not amortize goodwill, but amortizes identifiable intangible assets over their useful lives. Goodwill is tested at least annually for impairment and identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 14, "Acquisition of Minority Interest and Impairment of Intangible Assets" of Notes to Condensed Consolidated Financial Statements for further discussion.

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

      Stock-Based Compensation

      The Company follows SFAS No. 123 (R), "Share-Based Payment," to account for its stock-based compensation plans. SFAS No. 123 (R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123 (R) eliminated the ability to account for share-based compensation transactions using APB No. 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. The Company adopted SFAS No. 123 (R) effective December 1, 2005, using the modified prospective method. The Company previously elected to adopt fair value accounting for stock-based compensation consistent with SFAS No. 123, using the prospective method with guidance provided by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," effective December 1, 2002. As a result, commencing with options granted after November 30, 2002, the Company expenses the fair value of stock options issued to employees over the related vesting period.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Comprehensive income was materially the same as net income for the Company for the three and six months ended May 31, 2007 and 2006. Gains or losses resulting from foreign currency transactions are included in net income.

      Accounting and Reporting Developments

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 may have on the Condensed Consolidated Financial Statements of the Company.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying value and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS No. 159 effective December 1, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Condensed Consolidated Financial Statements of the Company.

      In April 2007, the FASB issued a Staff Position ("FSP") FIN No. 39-1, "Amendment of FASB Interpretation No. 39." FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with the Company's current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 will not have a material impact on the Condensed Consolidated Financial Statements of the Company.

      In May 2007, the FASB issued FSP FIN No. 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46(R)-7 amends the scope of the exception to FIN No. 46(R) to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46(R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Certain consolidated subsidiaries currently apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The Company is currently evaluating the impact, if any, that the adoption of this interpretation will have on the Condensed Consolidated Financial Statements of the Company.

      In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. The Company is currently evaluating the impact, if any, the adoption of SOP 07-1 may have on the Condensed Consolidated Financial Statements of the Company.

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                                  May 31,       November 30,
      (in thousands)                                               2007            2006
      ------------------------------------------------------------------------------------------
      FINANCIAL INSTRUMENTS OWNED, AT FAIR VALUE:

      U.S. government and agency                               $   5,473,131   $  6,136,191
      Other sovereign governments                                  3,374,448      1,371,713
      Corporate equity and convertible debt                       38,369,273     28,892,588
      Corporate debt and other                                    38,029,347     33,924,116
      Mortgages, mortgage- and asset-backed                       52,163,618     43,226,699
      Derivative financial instruments                            11,265,600     11,617,144
      ------------------------------------------------------------------------------------------
                                                               $ 148,675,417   $125,168,451
      ==========================================================================================

      FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED, AT FAIR VALUE:

      U.S. government and agency                               $   9,725,821   $ 11,724,095
      Other sovereign governments                                  2,465,661      1,275,145
      Corporate equity and convertible debt                       15,844,828     12,623,291
      Corporate debt and other                                     5,309,378      4,714,019
      Mortgages, mortgage- and asset-backed                          188,042         54,802
      Derivative financial instruments                            12,816,081     11,865,192
      ------------------------------------------------------------------------------------------
                                                               $  46,349,811   $ 42,256,544
      ==========================================================================================

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      As of May 31, 2007 and November 30, 2006, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased, at fair value, represent obligations of the Company to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At May 31, 2007 and November 30, 2006, the Company's most significant concentrations were related to U.S. government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the U.S. government and agencies.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Fair Value Measurements

      On December 1, 2006, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items currently reported in "Financial instruments owned, at fair value" and "Financial instruments sold, but not yet purchased, at fair value" on the Condensed Consolidated Statements of Financial Condition as well as financial instruments reported in "Other assets" and "Other liabilities" that are reported at fair value.

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

      Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and listed equities. Additionally, this category also includes those financial instruments that are typically valued using alternative approaches but for which the Company typically receives independent external valuation information including U.S. Treasuries, other U.S. Government and agency securities, as well as other sovereign debt.

      Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate equities, corporate debt, certain mortgage-backed securities and non-exchange-traded derivatives such as interest rate swaps.

      Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Included in this category are distressed debt, non-performing mortgage-related assets, certain mortgage-backed securities and residual interests, Chapter 13 and other credit card receivables from individuals, and complex and exotic derivative structures including long-dated equity derivatives.

      In determining the appropriate levels, the firm performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Fair Value Measurements on a Recurring Basis as of May 31, 2007

      ------------------------------------------------------------------------------------------------------------
                                                                                       Impact of     Balance as of
      (in thousands)                      Level 1       Level 2        Level 3          Netting      May 31, 2007
      ------------------------------------------------------------------------------------------------------------
      Financial Instruments Owned, at
      fair value
      -------------------------------------------------------------------------------------------------------------
       Non-Derivative Trading
       Inventory                       $  34,605,041  $  93,268,406  $   9,536,370    $        -     $ 137,409,817
      -------------------------------------------------------------------------------------------------------------
       Derivative Trading Inventory        3,305,662     69,066,580      4,851,741      (65,958,383)    11,265,600
      -------------------------------------------------------------------------------------------------------------
       Total Financial Instruments
       Owned, at fair value               37,910,703    162,334,986     14,388,111      (65,958,383)   148,675,417
      -------------------------------------------------------------------------------------------------------------
      Other Assets                           806,290        893,201      3,626,461             -         5,325,952
      -------------------------------------------------------------------------------------------------------------
      Total Assets at fair value       $  38,716,993  $ 163,228,187  $  18,014,572    $ (65,958,383) $ 154,001,369
      -------------------------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------------------
                                                                                        Impact of     Balance as of
      (in thousands)                      Level 1        Level 2       Level 3           Netting      May 31, 2007
      -------------------------------------------------------------------------------------------------------------
      Financial Instruments Sold But
      Not Yet Purchased, at fair value
      -------------------------------------------------------------------------------------------------------------
       Non-Derivative Trading
       Inventory                        $  26,230,224 $   7,152,896   $    150,610    $        -     $  33,533,730
      -------------------------------------------------------------------------------------------------------------
       Derivative Trading Inventory         3,174,092    67,384,417      5,793,969      (63,536,397)    12,816,081
      -------------------------------------------------------------------------------------------------------------
       Total Financial Instruments
       Sold But Not Yet Purchased, at
       fair value                          29,404,316    74,537,313      5,944,579      (63,536,397)    46,349,811
      -------------------------------------------------------------------------------------------------------------
      Other Liabilities                        82,130     6,851,485      2,918,142             -         9,851,757
      -------------------------------------------------------------------------------------------------------------
      Total Liabilities at fair value   $  29,486,446 $  81,388,798  $   8,862,721    $ (63,536,397) $  56,201,568
      -------------------------------------------------------------------------------------------------------------

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

      The non-derivative trading inventory category includes securities such as U.S. Government and agency, other sovereign governments, corporate equities, convertible debt, corporate debt, mortgages, mortgage- and asset-backed, as well as certain other items. They are reported in "Financial instruments owned, at fair value" and "Financial instruments sold, but not yet purchased, at fair value" on the Condensed Consolidated Statements of Financial Condition. The derivatives trading inventory balances in the table above are reported on a gross basis by level with a netting adjustment presented separately in the "Impact of Netting" column. The Company often enters into different types of derivative contracts with a single counterparty and these contracts are covered under one ISDA master netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

      Other assets and other liabilities represent those financial assets and liabilities that the Company carries at fair value but are not included in "Financial instruments owned, at fair value" and "Financial instruments sold, but not yet purchased, at fair value" captions. Other assets includes certain items such as alternative investments, mortgage servicing rights, assets of VIEs and mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140. Other liabilities is primarily comprised of certain hybrid debt issuances accounted for at fair value as elected in accordance with SFAS No. 155.

      During the May 2007 quarter, the Company had intangible assets that were measured at fair value on a non-recurring basis. These intangible assets represent goodwill and specialist rights and are categorized as Level 3 within the fair value hierarchy. The change in valuation was due to a $227.5 million impairment charge taken during the 2007 quarter. The Company used a present value technique in which multiple cash flow scenarios reflecting possible outcomes and a discount rate were used to estimate fair value at May 31, 2007. See Note 14, "Acquisition of Minority Interest and Impairment of Intangible Assets" to the Condensed Consolidated Financial Statements for further details on the impairment of intangible assets.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following tables provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

      Level 3 Financial Assets and Liabilities
      Six months ended May 31, 2007

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Changes in
                                                                                                                      Unrealized
                                                                                                                    Gains/(Losses)
                                                      Total Gains/                                                    relating to
                                      Beginning         (Losses)        Purchases,                       Ending       Assets and
                                    Balance as of       (Realized       Issuances,      Transfers      Balance as     Liabilities
                                     December 1,           and           Sales and      In/Out of      of May 31,     held at the
(in thousands)                           2006          Unrealized)      Settlements      Level 3          2007      reporting date
------------------------------------------------------------------------------------------------------------------------------------
Non-Derivative Trading Assets        $  8,999,658    $   (528,756)   $  1,033,489    $     31,979    $  9,536,370    $   (401,400)
Non Derivative Trading Liabilities   $   (190,141)   $    (14,367)   $    (19,570)   $     73,468    $   (150,610)   $       (390)
Derivative Trading Inventory (Net)   $ (2,223,112)   $   (492,625)   $  1,103,105    $    670,404    $   (942,228)   $   (196,554)
Other Assets                         $  2,836,060    $     25,363    $    545,081    $    219,957    $  3,626,461    $     73,518
Other Liabilities                    $ (3,514,847)   $      1,283    $    836,095    $   (240,673)   $ (2,918,142)   $    (13,323)

            Level 3 Financial Assets and Liabilities
            Three months ended May 31, 2007

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Changes in
                                                                                                                      Unrealized
                                                                                                                    Gains/(Losses)
                                                      Total Gains/                                                    relating to
                                      Beginning         (Losses)        Purchases,                       Ending       Assets and
                                    Balance as of       (Realized       Issuances,      Transfers      Balance as     Liabilities
                                       March 1,            and           Sales and      In/Out of      of May 31,     held at the
(in thousands)                           2007          Unrealized)      Settlements      Level 3          2007      reporting date
------------------------------------------------------------------------------------------------------------------------------------
Non-Derivative Trading Assets        $ 11,054,785    $   (346,304)   $     24,921    $ (1,197,032)   $  9,536,370    $   (311,922)
Non Derivative Trading Liabilities   $   (214,225)   $   (128,415)   $    133,890    $     58,140    $   (150,610)   $    (10,197)
Derivative Trading Inventory (Net)   $ (1,933,889)   $   (163,761)   $  1,045,326    $    110,096    $   (942,228)   $    (49,677)
Other Assets                         $  3,322,443    $        234    $    196,724    $    107,060    $  3,626,461    $      3,376
Other Liabilities                    $ (2,208,342)   $    (37,592)   $   (105,413)   $   (566,795)   $ (2,918,142)   $    (47,576)

      Realized and unrealized gains and losses on Level 3 assets and liabilities are primarily reported in "Principal Transactions" in the Condensed Consolidated Statements of Income. The Company manages its exposure on a portfolio basis and regularly engages in offsetting strategies in which financial instruments from one fair value hierarchy level are used to economically offset the risk of financial instruments in the same or different levels. Therefore, realized and unrealized gains and losses reported as Level 3 may be offset by gains or losses attributable to assets or liabilities classified in Level 1 or Level 2.

      The Company reviews the fair value hierarchy classifications on a monthly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the month in which the changes occur.

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

      Market Risk

      Derivative financial instruments involve varying degrees of off-balance-sheet market risk, whereby changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of the amounts currently reflected in the Condensed Consolidated Statements of Financial Condition. The Company's exposure to market risk is influenced by a number of factors, including the relationships among and between financial instruments with off-balance-sheet risk, the Company's proprietary securities, futures and derivatives inventories as well as the volatility and liquidity in the markets in which the financial instruments are traded. The Company mitigates its exposure to market risk by entering into offsetting transactions, which may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities.

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

      Hedging Activity

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

      These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company's market-making and trading activities. The Company has similar controls in place to monitor these risks. SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statements of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged to be marked to market for the risk being hedged, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for the hedging derivative and the hedged item for the risk being

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      hedged is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three and six months ended May 31, 2007 and 2006.

      On December 1, 2006, the Company adopted SFAS No. 155 and elected to apply a fair value measurement to all existing hybrid financial instruments that meet the SFAS No. 155 definition. The Company also elected the fair value measurement for all qualifying hybrid financial instruments issued on or after December 1, 2006.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at May 31, 2007 and November 30, 2006 was approximately 160 days and 150 days, respectively. These retained interests are included in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company's securitization activities are detailed below:

                                           Agency
                                         Mortgage-   Other Mortgage-
      (in billions)                       Backed     and Asset-Backed   Total
      --------------------------------------------------------------------------
      Total securitizations
        Six months ended May 31, 2007      $13.6         $46.4         $60.0
        Six months ended May 31, 2006      $10.8         $49.6         $60.4
      Retained interests
        As of May 31, 2007                  $2.4          $4.8          $7.2 (1)
        As of November 30, 2006             $1.5          $4.1          $5.6 (2)
      --------------------------------------------------------------------------

      (1) Includes approximately $5.7 billion in investment-grade retained interests of which $3.8 billion is AAA rated.

      (2) Includes approximately $4.3 billion in investment-grade retained interests of which $3.0 billion is AAA rated.

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the six months ended May 31, 2007 and 2006:

                                           Agency
                                         Mortgage-   Other Mortgage-
      (in millions)                       Backed     and Asset-Backed   Total
      --------------------------------------------------------------------------

      Cash flows received from retained
      interests
        Six months ended May 31, 2007      $68.3        $288.3          $356.6
        Six months ended May 31, 2006      $68.3        $180.9          $249.2
      Cash flows from servicing
        Six months ended May 31, 2007        -           $21.0           $21.0
        Six months ended May 31, 2006      $ 0.1         $27.2           $27.3
--------------------------------------------------------------------------------

      The Company is an active market maker in these securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests consider possible changes in prepayment speeds in response to changes in future interest rates, as well as potential credit losses. Prepayment speed changes are incorporated by calibrating the distribution of possible future intest rates to the observed levels of implied volatility in the market for interest rate options and generating the corresponding cash flows for the securities using prepayment models. Credit losses are considered through explicit loss models for positions exposed to significant default risk in the underlying collateral, and through option-adjusted spreads that also incorporate additional factors such as liquidity and model uncertainty for all positions. The models use discount rates that are based on the Treasury curve, plus the option-adjusted spread. Key points on the constant maturity Treasury curve at May 31, 2007 were 4.92% for 2-year Treasuries and 4.96% for 10-year Treasuries, and ranged from 4.80% to 5.12%. The weighted average spread was 66 basis points and 683 basis points for agency mortgage-backed securities and other mortgage- and asset-backed securities, respectively, at May 31, 2007.

      Key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at May 31, 2007 were as follows:

                                                Agency          Other Mortgage-
                                            Mortgage-Backed     and Asset-Backed
      --------------------------------------------------------------------------
      Weighted average life (years)               8.8                  4.2
      Average prepayment speeds (annual rate)   6% - 25%            8% - 55%
      Credit losses                                -                0% - 24%
      --------------------------------------------------------------------------

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following hypothetical sensitivity analysis as of May 31, 2007 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the corresponding effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment and other pertinent market factors. Changes in portfolio composition, updates to loss and prepayment models, and changes in the level of interest rates and market prices for retained interests can combine to produce significant changes in the sensitivities reported even if aggregate market value does not change significantly. Actual credit losses on retained interests have not been significant.

                                                  Agency        Other Mortgage-
      (in millions)                            Mortgage-Backed  and Asset-Backed
      --------------------------------------------------------------------------
      Interest rates
        Impact of 50 basis point adverse change   $   (63.8)     $      (36.5)
        Impact of 100 basis point adverse change     (129.1)           (105.2)
      --------------------------------------------------------------------------
      Prepayment speeds
        Impact of 10% adverse change                   (3.5)                -
        Impact of 20% adverse change                   (6.3)             (3.4)
      --------------------------------------------------------------------------
      Credit losses
        Impact of 10% adverse change                   (8.2)            (61.7)
        Impact of 20% adverse change                  (16.3)           (122.1)
      --------------------------------------------------------------------------

      The above table should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the table. Changes in fair value based on adverse variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the table does not consider the change in fair value of offsetting positions, which would generally offset the changes detailed in the table, nor does it consider any corrective action that the Company may take in response to changes in these conditions. The impact of offsetting positions is not presented because these positions are established on a portfolio level and allocating the impact would not be practicable.

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

      The determination of fair value of the Company's MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in the Company's discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs. The key risks and therefore the key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rates. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The Company mitigates the income statement effect of changes in fair value of MSRs by entering into economic offsetting transactions.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      At May 31, 2007, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                       May 31,
      (in millions)                                      2007
      ----------------------------------------------------------
      Fair value of MSRs                              $ 683.7
      Weighted average constant prepayment rate (CPR)    31.3%

      Impact on fair value of:
        5 CPR adverse change                          $ (35.1)
        10 CPR adverse change                           (67.1)

      Weighted average discount rate                    13.2%

      Impact on fair value of:
        5% adverse change                             $ (46.7)
        10% adverse change                              (88.4)
      ----------------------------------------------------------

      The above table should be viewed with caution since the changes in a single variable generally cannot occur without changes in other variables or conditions that may counteract or amplify the effect of the changes outlined in the table. Changes in fair value based on adverse variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the table does not consider the change in fair value of offsetting positions, which would generally offset the changes detailed in the table, nor does it consider any corrective action that the Company may take in response to changes in these conditions. The impact of offsetting positions is not presented because these positions are established on a portfolio level and allocating the impact would not be practicable.

      MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company's MSRs activities for the six months ended May 31, 2007 was as follows:

                                                                   Six months
                                                                      ended
      --------------------------------------------------------------------------
                                                                     May 31,
      (in millions)                                                   2007
      --------------------------------------------------------------------------
      Balance, beginning of period                                  $ 502.0
      Additions                                                       203.5
      Paydowns                                                        (77.4)
      Changes in fair value resulting from changes in
        valuation inputs/assumptions                                   55.6
      --------------------------------------------------------------------------
      Balance, end of period                                        $ 683.7
      ==========================================================================

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company has a limited number of mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140, including transactions where the retained call option did not meet the definition of a clean up call under SFAS No. 140. As such, the Company continues to carry the assets and liabilities from these transactions on its Condensed Consolidated Statements of Financial Condition.

      The Company acts as portfolio manager in several collateralized debt obligation and collateralized loan obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to other assets of the Company. In addition, the Company may receive variable compensation for managing the portfolio and may also retain certain trust certificates. In certain of these transactions, these interests result in the Company becoming the primary beneficiary of these entities. The Company's maximum exposure to loss on these consolidated VIEs was $143 million at May 31, 2007.

      The Company establishes and operates funds for the benefit of its employees. These funds are considered to be VIEs of which the Company is the primary beneficiary.

      The Company invests in certain distressed debt instruments of which the issuers are VIEs. The Company has determined that it is the primary beneficiary of such VIEs.

      The Company has made investments in entities that own power plants. Certain entities are VIEs of which the Company is the primary beneficiary.

      The following table sets forth the Company's total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs and securitizations that did not qualify for sale treatment. This information is presented based on principal business activity, as reflected in the first column.

                                            As of May 31, 2007                 As of November 30, 2006
      --------------------------------------------------------------------------------------------------------
                                                           Maximum                                  Maximum
                                                          Exposure                                 Exposure
      (in millions)                     VIE Assets       to Loss (1)          VIE Assets          to Loss (1)
      --------------------------------------------------------------------------------------------------------
      Mortgage Securitizations          $     47,285     $      1,249     $         28,984       $        762
      Collateralized Debt and
        Loan Obligations                       1,809              143                  685                 48
      Employee Funds(2)                          718              497                  575                355
      Distressed Debt                             56               56                   59                 59
      Energy Investments                         117              117                    -                  -
      --------------------------------------------------------------------------------------------------------
      Total                             $     49,985     $      2,062     $         30,303       $      1,224
      --------------------------------------------------------------------------------------------------------

      (1) Represents the fair value of the Company's interest in these entities.

      (2) Maximum exposure to loss includes loans the Company has made to employees who participate in the funds, for which the Company is in a second loss position.

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs had assets approximating $11.9 billion and $14.8 billion at May 31, 2007 and November 30, 2006, respectively. At May 31, 2007 and November 30, 2006, the Company's maximum exposure to loss from these entities approximated $127.6 million and $163.2 million, respectively, which represents the fair value of its interests and are included in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition.

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

      At May 31, 2007 and November 30, 2006, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $329 billion and $286 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $225 billion and $190 billion were delivered, repledged or otherwise used at May 31, 2007 and November 30, 2006, respectively.

      The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $58 billion and $42 billion at May 31, 2007 and November 30, 2006, respectively.

7.    SHORT-TERM BORROWINGS

      The Company obtains short-term borrowings through the issuance of commercial paper and bank loans and other borrowings. The Company's short-term borrowings at May 31, 2007 and November 30, 2006 consisted of the following:

                                              May 31,       November 30,
      (in billions)                            2007           2006
      ------------------------------------------------------------------
      Commercial paper                       $  11.4        $     20.7
      Bank loans and other borrowings            6.0               5.1
      ------------------------------------------------------------------
      Total unsecured short-term borrowings  $  17.4        $     25.8
      ==================================================================

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      Committed Credit Facilities

      The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company, BSIL and Bear Stearns International Trading Limited ("BSIT") to borrow up to $4.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2008, with all loans outstanding at that date payable no later than February 2009. There were no borrowings outstanding under the Facility at May 31, 2007.

      The Company has a $1.5 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2007, with all repos outstanding at that date payable no later than August 2008. There were no borrowings outstanding under the Repo Facility at May 31, 2007.

      The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2007 with all loans outstanding at that date payable no later than December 2008. There were no borrowings outstanding under the Pan Asian Facility at May 31, 2007.

      The Company has a $450 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Tax Lien Facility terminates in March 2008 with all loans outstanding at that date payable no later than March 2009. There were no borrowings outstanding under the Tax Lien Facility at May 31, 2007.

      The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and auto loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2009. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $6.4 billion. At May 31, 2007, the borrowings outstanding under these committed credit facilities were $1.2 billion.

8.    LONG-TERM BORROWINGS

      The Company's long-term borrowings (which have original maturities of at least 12 months) at May 31, 2007 and November 30, 2006 consisted of the following:

                                                  May 31,       November 30
      (in billions)                                 2007           2006,
      -----------------------------------------------------------------------
      Fixed rate notes due 2007 to 2037          $     22.16    $     22.52
      Floating rate notes due 2007 to 2046             30.14          23.23
      Index/equity/credit-linked notes                  9.49           8.82
      -----------------------------------------------------------------------
      Total long-term borrowings                 $     61.79    $     54.57
      =======================================================================

      The Company's long-term borrowings include fair value adjustments as elected under SFAS No. 133 as well as hybrid financial instruments accounted for at fair value as elected under SFAS No. 155. During the six months ended May 31, 2007, the Company issued and retired/repurchased $12.98 billion and $5.38 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4.3 years and 4.4 years at May 31, 2007 and November 30, 2006, respectively.

9.    EARNINGS PER SHARE

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The computations of basic and diluted EPS are set forth below:

                                                                           Three Months Ended                Six Months Ended
            ------------------------------------------------------------------------------------------------------------------------
                                                                        May 31,           May 31,           May 31,        May 31,
            (in thousands, except per share amounts)                     2007               2006             2007          2006
            ------------------------------------------------------------------------------------------------------------------------
            Net income                                              $   361,724     $    539,333     $    915,465     $  1,053,489
            Preferred stock dividends                                    (5,257)          (5,376)         (10,514)         (10,790)
            Redemption of preferred stock                                     -                -                -               27
            Income adjustment (net of tax) applicable to deferred
              compensation arrangements-vested shares                    10,075           12,597           24,125           24,374
            ------------------------------------------------------------------------------------------------------------------------
            Net earnings used for basic EPS                             366,542          546,554          929,076        1,067,100
            Income adjustment (net of tax) applicable to deferred
            compensation arrangements-nonvested shares                    8,061           11,679           17,716           20,465
            ------------------------------------------------------------------------------------------------------------------------
            Net earnings used for diluted EPS                       $   374,603     $    558,233     $    946,792     $  1,087,565
            ========================================================================================================================
            Total basic weighted average common
              shares outstanding (1)                                    131,684          132,810          132,384          132,779
            ------------------------------------------------------------------------------------------------------------------------
            Effect of dilutive securities:
              Employee stock options                                      5,952            6,120            6,224            5,801
              CAP and restricted units                                   11,110           11,016           10,618           11,201
            ------------------------------------------------------------------------------------------------------------------------
            Dilutive potential common shares                             17,062           17,136           16,842           17,002
            ------------------------------------------------------------------------------------------------------------------------
            Weighted average number of common shares                    148,746          149,946          149,226          149,781
              outstanding and dilutive potential common shares
            ========================================================================================================================
            Basic EPS                                               $      2.78     $       4.12     $       7.02     $       8.04
            Diluted EPS                                             $      2.52     $       3.72     $       6.34     $       7.26
            ========================================================================================================================

      (1) Includes 12,801,263 and 12,153,620 vested units for the three months ended May 31, 2007 and 2006, respectively, and 13,301,397 and 13,409,146 vested units for the six months ended May 31, 2007 and 2006, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

10.   REGULATORY REQUIREMENTS

      The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of May 31, 2007, the Company was in compliance with the CSE capital requirements.

      Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule ("Appendix E") which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At May 31, 2007, Bear Stearns' net capital of $3.17 billion exceeded the minimum requirement by $2.62 billion. Bear Stearns' net capital computation, as defined, includes $411.2 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      At May 31, 2007, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

11.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At May 31, 2007, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2007 through 2011 and the aggregate amount thereafter, are as follows:

      (in millions)
      --------------------------------------------
      FISCAL YEAR
      2007 (remaining)            $        54
      2008                                134
      2009                                120
      2010                                120
      2011                                121
      Thereafter                          747
      --------------------------------------------
      Total                       $     1,296
      ============================================

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $4.0 billion and $3.8 billion at May 31, 2007 and November 30, 2006, respectively. Of these amounts, approximately $680.8 million and $697.8 million of the credit risk was offset at May 31, 2007 and November 30, 2006, respectively. Lending-related commitments to non-investment-grade borrowers approximated $2.3 billion and $2.0 billion at May 31, 2007 and November 30, 2006, respectively. Of these amounts, approximately $160.2 million and $88.8 million of the credit risk was offset at May 31, 2007 and November 30, 2006, respectively.

      The Company also had contingent commitments to investment-grade and non-investment-grade companies of approximately $20.8 billion and $17.5 billion as of May 31, 2007 and November 30, 2006, respectively. Of these amounts approximately $1.2 billion and $50.0 million of the credit risk was offset at May 31, 2007 and November 30, 2006, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At May 31, 2007 and November 30, 2006, such commitments aggregated $654.0 million and $788.3 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2017.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income and equity underwriting, the Company had commitments to purchase new issues of securities aggregating $1.3 billion and $205.0 million, respectively, at May 31, 2007 and November 30, 2006.

      Commercial and Residential Loans

      The Company participates in the origination, acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At May 31, 2007 and November 30, 2006, the Company had entered into commitments to purchase or finance mortgage loans of $8.0 billion and $4.2 billion, respectively.

      Letters of Credit

      At May 31, 2007 and November 30, 2006, the Company was contingently liable for unsecured letters of credit of approximately $3.7 billion and $3.3 billion, respectively, and secured (by financial instruments) letters of credit of $348.8 million and $1.25 billion, respectively. These letters of credit are primarily used to provide collateral for securities borrowed and to satisfy margin requirements at commodity/futures exchanges.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $206.6 million and $95.7 million, respectively, at May 31, 2007 and November 30, 2006.

      With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

      Litigation

      The Company is the sole defendant in an action commenced in the United States Bankruptcy court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Limited. As previously reported in the Company's Form 10-K for fiscal year ended November 30, 2006, the Bankruptcy Court granted the Trustee's motion for summary judgment on the fraudulent transfer claims against the Company. The Company has appealed the Bankruptcy Court's decision to the United States District for the Southern District of New York.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

12.   GUARANTEES

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of May 31, 2007:

                                                                               Amount of Guarantee Expiration Per Period
                                                   ---------------------------------------------------------------------------------
                                                     Less Than      One to Three       Three to Five      Greater  than
      (in millions)                                   One Year         Years             Years             Five Years         Total
      ------------------------------------------------------------------------------------------------------------------------------
      Certain derivative contracts (notional) (1)  $   395,556     $      370,442     $    555,845       $     619,063    $1,940,906
      Municipal securities                               3,538                236             -                  -             3,774
      Residual value guarantee                             -                  -                570               -               570
      ------------------------------------------------------------------------------------------------------------------------------

      (1) The carrying value of these derivatives approximated $505.2 million as of May 31, 2007.

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

      On certain of these contracts, such as written interest rate caps and foreign currency options, the maximum payout cannot be quantified since the increase in interest rates and foreign exchange rates is not contractually limited by the

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      terms of the contracts. As such, the Company has disclosed notional amounts as a measure of the extent of its involvement in these classes of derivatives rather than maximum payout. Notional amounts do not represent the maximum payout and generally overstate the Company's exposure to these contracts. These derivatives contracts are recorded at fair value, which approximated $505.2 million at May 31, 2007.

      In connection with these activities, the Company mitigates its exposure to market risk by entering into a variety of offsetting derivative contracts and security positions.

      Municipal Securities

      In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at May 31, 2007 was approximately $3.77 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related offsetting positions, approximating $3.86 billion at May 31, 2007.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 12, 2011 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of May 31, 2007, there was no expected shortfall and the maximum residual value guarantee approximated $570 million.

      Indemnifications

      The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions, including certain asset sales and securitizations and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. To mitigate these risks with respect to assets being securitized that have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from such third-party originators upon acquisition of such assets. The Company generally performs due diligence on assets purchased and maintains underwriting standards for assets originated. The Company may also provide indemnifications to certain counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications.

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

      Other Guarantees

      The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Therefore, if a member becomes

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

13.   SEGMENT DATA

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

      Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, over-the-counter equities, equity derivatives, energy and commodity activities, risk and convertible arbitrage and specialist activities on the NYSE, AMEX and ISE. Fixed income includes sales, trading, origination and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, including bank and bridge loans, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                           Three Months ended                      Six Months ended
                                     -----------------------------------------------------------------------
(in thousands)                        May 31, 2007     May 31, 2006         May 31, 2007      May 31, 2006
------------------------------------------------------------------------------------------------------------
NET REVENUES
Capital Markets
 Institutional Equities              $    542,685     $    560,496          $  1,055,338     $    1,060,389
 Fixed Income                             962,287        1,222,537             2,111,639          2,129,675
 Investment Banking                       356,861          278,259               659,970            573,809
------------------------------------------------------------------------------------------------------------
  Total Capital Markets                 1,861,833        2,061,292             3,826,947          3,763,873

Global Clearing Services                  316,785          287,171               592,343            550,596

Wealth Management
 Private Client Services (1)              157,266          130,059               293,419            259,670
 Asset Management                         184,114           22,999               303,273            118,075
------------------------------------------------------------------------------------------------------------
  Total Wealth Management                 341,380          153,058               596,692            377,745
Other (2)                                  (8,022)          (2,079)              (22,234)            (7,569)
------------------------------------------------------------------------------------------------------------

   Total net revenues                $  2,511,976     $  2,499,442          $  4,993,748     $    4,684,645
============================================================================================================

PRE-TAX INCOME

Capital Markets                      $    376,927(4)  $    759,391          $  1,113,238(4)  $    1,411,718
Global Clearing Services                  154,751          136,411               267,551            261,270
Wealth Management                          56,465          (11,801)              100,218             19,985
Other ((3))                               (34,486)         (49,802)              (92,144)          (106,421)
---------------------------------------------------------------------------------------------------------------
   Total pre-tax income              $    553,657     $    834,199          $  1,388,863     $    1,586,552
===============================================================================================================

                                           Three Months ended                      Six Months ended
                                      -------------------------------       ---------------------------------
                                      May 31, 2007     May 31, 2006           May 31, 2007      May 31, 2006
                                      -------------------------------       ---------------------------------
(1)   Private Client Services detail:

      Gross revenues, before
       transfer to Capital Markets
       segment                        $    185,082     $    154,184          $    350,671     $  308,079

      Revenue transferred
       to Capital Markets segment          (27,816)         (24,125)              (57,252)       (48,409)
                                      ------------------------------        ---------------------------------

      Private Client Services net
        revenues                      $    157,266     $    130,059          $    293,419     $  259,670
                                      ==============================        =================================

(2)   Includes consolidation and elimination entries.

(3)   Includes certain legal costs and costs related to the CAP Plan.

(4) Includes a non-cash charge of $227.5 million related to the write-off of intangible assets, representing goodwill and specialist rights associated with our NYSE specialist activities.

                                                     As of
         ------------------------------------------------------------------
                                         May 31,             November 30,
         (in billions)                    2007                   2006
         ------------------------------------------------------------------
         SEGMENT ASSETS

         Capital Markets                $   278                $   240
         Global Clearing Services           125                     99
         Wealth Management                    4                      3
         Other                               16                      8
         ------------------------------------------------------------------
          Total segment assets          $   423                $   350
         ==================================================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.   ACQUISITION OF MINORITY INTEREST AND IMPAIRMENT OF INTANGIBLE ASSETS

      At the close of business on April 30, 2007, the Company completed an acquisition of the outstanding minority interest in Bear Hunter Holdings LLC (the parent of Bear Wagner Specialists) from its partner, Hunter Partners LLC.

      The Company tests goodwill at least annually for impairment in accordance with SFAS No. 142 by comparing the fair value of a reporting unit with the carrying amount, including goodwill. In addition, the Company amortizes identifiable intangible assets over their estimated useful lives in accordance with SFAS No. 142 and tests for potential impairment whenever events or changes in circumstances suggest that an asset's carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the expected undiscounted cash flows relating to the asset are less than the corresponding carrying value.

      During the fourth quarter of fiscal 2006, the New York Stock Exchange introduced its Hybrid trading system, a new electronic trading system designed to make it more competitive. The Hybrid trading system automates certain of the tasks previously performed by specialists and dramatically reduces the opportunity for specialists to participate in the order process. The Company has monitored the impact of the introduction of the Hybrid trading system on its specialist business. As a result, during the May 2007 quarter, the Company tested its goodwill and specialist rights associated with its NYSE specialist activities and recognized a non-cash impairment charge of $227.5 million relating to the original purchase of Wagner Stott Mercator, LLC in April 2001. The impairment charge is included on a separate line item on the Condensed Consolidated Statements of Income and within the Company's Capital Markets segment for the three months and six months ended May 31, 2007.

15.   BUSINESS ACQUISITION

      On May 20, 2007, Bear Energy LP, a Houston-based, wholly owned subsidiary of the Company, signed a definitive agreement to acquire substantially all of the power-related assets comprising the power trading business of Williams Power Company, Inc., an energy trading and marketing subsidiary of The Williams Companies, Inc. for cash consideration of $512 million, subject to adjustments specified in the Asset Purchase Agreement. The transaction, which is subject to regulatory and other approvals, is expected to close during the fiscal fourth quarter ending November 30, 2007. The results of operations of the power-related assets acquired will be included in the Company's Capital Markets segment.

16.   SUBSEQUENT EVENT

      On June 7, 2007, Bear Stearns Asset Management ("BSAM"), the investment manager of the Bear Stearns High-Grade Structured Credit Strategies Fund (the "High-Grade Fund") and the Bear Stearns High-Grade Structured Credit Strategies Enhanced Leverage Fund (the "Enhanced Fund") (collectively the "Funds") announced to investors that there would be a suspension of investor redemptions in the Enhanced Fund. Subsequent to the announcement, the Funds were not capable of raising additional liquidity necessary to meet margin calls made by secured financing counterparties. As a result, various counterparties moved to seize collateral or otherwise terminate financing arrangements by arranging to acquire the relevant collateral at negotiated prices. During June, the Funds experienced significant declines in the value of their assets resulting in losses in net asset value. As of April 30, 2007, the last reported valuation date, the Funds had net assets of approximately $1.6 billion.

      On June 22, 2007, the Company entered into a $1.6 billion secured financing agreement (the "Facility") with the High-Grade Fund. The Facility, which is in the form of collateralized repurchase agreements, enabled the High-Grade Fund to replace existing secured financing, thereby improving the High-Grade Fund's liquidity and allowing an orderly de-leveraging of the High-Grade Fund in the marketplace. Currently, we believe the High-Grade Fund has sufficient assets available to fully collateralize the Facility.

      The Company continues to work with the creditors and counterparties of the Enhanced Fund to facilitate an orderly de-leveraging of the Enhanced Fund. Currently, outstanding repurchase agreement balances in the Enhanced Fund are approximately $600 million. The Company has not provided financing to the Enhanced Fund.

      At May 31, 2007, the Company had a direct investment in the Enhanced Fund of approximately $34 million and had unsecured receivables of approximately $43 million from the Funds.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

   We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of May 31, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended May 31, 2007 and 2006 and cash flows for the six-month periods ended May 31, 2007 and 2006. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

   /s/ Deloitte & Touche LLP
   New York, New York
   July 9, 2007

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; and Bear Hunter Holdings LLC. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three and six months of 2007 and 2006 refer to the three and six months ended May 31, 2007 and 2006, respectively, and all references to quarters are to the Company's fiscal quarters.

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

EXECUTIVE OVERVIEW

Summary of Results

Revenues, net of interest expense ("net revenues") for the three months ended May 31, 2007 increased 0.5% to a record $2.51 billion from $2.50 billion for the three months ended May 31, 2006, while pre-tax earnings decreased 33.6% during the same period. Pre-tax profit margins for the 2007 quarter decreased to 22.0% when compared with 33.4% in the 2006 quarter. Annualized return on average common equity was 11.6% for the quarter ended May 31, 2007 compared with 20.1% in the 2006 quarter. Included in the second quarter results was a non-cash charge of $227.5 million related to the write-off of intangible assets, representing goodwill and specialist rights, associated with New York Stock Exchange ("NYSE") specialist activities. Excluding the $227.5 million charge to intangible assets, pre-tax profit margin and annualized return on average common equity for the 2007 quarter would have been 30.7% and 15.6%, respectively.

Capital Markets net revenues for the 2007 quarter decreased compared with the 2006 quarter due to decreased net revenues from fixed income and institutional equities, partially offset by increased net revenues from investment banking. Fixed income net revenues decreased in the 2007 quarter from the comparable prior year quarter, primarily due to weaker U.S. mortgage and global interest rate markets. Challenging market conditions in the U.S. residential mortgage business were experienced in the 2007 quarter as difficulties in the sub-prime mortgage market continued to be a concern. As a result, revenues from the Company's mortgage-related businesses declined significantly during the 2007 quarter. In addition, interest rate derivatives and foreign exchange revenues decreased during the 2007 quarter as the lack of volatility in the global interest rate markets served to suppress customer volumes. However, credit markets remained favorable as spreads remained tight and leveraged finance volumes increased significantly. As a result, strong performances from the structured credit trading and leveraged finance areas were achieved in the 2007 quarter compared with the 2006 quarter. Institutional equities net revenues decreased slightly in the 2007 quarter from the comparable prior year quarter. Revenues from specialist activities decreased in the 2007 quarter resulting from the implementation of the NYSE Hybrid system. Energy related revenues also decreased in the 2007 quarter as the prior year quarter included significant gains from the monetization of certain energy properties. Substantially offsetting these decreases were record net revenues in the structured equity products and risk arbitrage areas, reflecting favorable market conditions. Investment Banking net revenues increased in the 2007 quarter compared with the 2006 quarter, reflecting a favorable mergers and acquisitions ("M&A") environment and an active calendar for equity and high yield underwritings. Merchant banking revenues also increased, reflecting higher net gains on the Company's portfolio of investments.

Global Clearing Services net revenues increased to record levels in the 2007 quarter. Net interest revenues increased in the 2007 quarter, partially offset by reduced commission revenues. Prime broker margin debt and customer short balances reached record levels during the 2007 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management net revenues increased during the 2007 quarter driven by increases in both Asset Management and Private Client Services ("PCS") net revenues. Asset Management net revenues increased on higher performance fees and management fees on both traditional and alternative assets under management. PCS revenues increased on growth in fee- based assets.

The results achieved during the second quarter of 2007 reflect our continued success in expanding and diversifying our franchise both domestically and internationally. From a geographical perspective, net revenues from our international activities increased by 57.3% to $505.1 million.

Asset Management

On June 7, 2007, Bear Stearns Asset Management ("BSAM"), the investment manager of the Bear Stearns High-Grade Structured Credit Strategies Fund (the "High-Grade Fund") and the Bear Stearns High-Grade Structured Credit Strategies Enhanced Leverage Fund (the "Enhanced Fund") (collectively the "Funds") announced to investors that there would be a suspension of investor redemptions in the Enhanced Fund. Subsequent to the announcement, the Funds were not capable of raising additional liquidity necessary to meet margin calls made by secured financing counterparties. As a result, various counterparties moved to seize collateral or otherwise terminate financing arrangements by arranging to acquire the relevant collateral at negotiated prices. During June, the Funds experienced significant declines in the value of their assets resulting in losses in net asset value. As of April 30, 2007, the last reported valuation date, the Funds had net assets of approximately $1.6 billion.

On June 22, 2007, the Company entered into a $1.6 billion secured financing agreement (the "Facility") with the High-Grade Fund. The Facility, which is in the form of collateralized repurchase agreements, enabled the High-Grade Fund to replace existing secured financing, thereby improving the High-Grade Fund's liquidity and allowing an orderly de-leveraging of the High-Grade Fund in the marketplace. Currently, we believe the High-Grade Fund has sufficient assets available to fully collateralize the Facility.

The Company continues to work with the creditors and counterparties of the Enhanced Fund to facilitate an orderly de-leveraging of the Enhanced Fund. Currently, outstanding repurchase agreement balances in the Enhanced Fund are approximately $600 million. The Company has not provided financing to the Enhanced Fund.

At May 31, 2007, the Company had a direct investment in the Enhanced Fund of approximately $34 million and had unsecured receivables of approximately $43 million from the Funds.

On June 29, 2007, the Company announced the hiring of Jeffrey Lane as Chairman and CEO of BSAM. The difficulties surrounding the two BSAM managed funds could negatively impact BSAM's ability to sustain existing assets under management, attract new investors or otherwise impair other aspects of the Company's asset management business. While we believe the Company's businesses remain strong, the Company is unable to determine what impact, if any, these developments may have on its business.

In June 2007, the four major rating agencies (S&P, Moody's, Fitch, and DBRS) affirmed the ratings of The Bear Stearns Companies Inc. in individual press releases. In addition to affirming the Company's ratings, DBRS also confirmed the Positive trend on the ratings. Citing the recent difficulties faced by two hedge funds managed by BSAM, the four rating agencies stated that the Company has the financial capacity and ample liquidity to provide support for the High-Grade Fund, while continuing to work with creditors and counterparties of the Enhanced Fund to reduce leverage and improve liquidity.

Business Environment

Fiscal 2007 Quarter

The business environment during the Company's second quarter ended May 31, 2007 was generally favorable due to a combination of factors including low unemployment, low interest rates, and strong consumer confidence. The unemployment rate was 4.5% at the end of May 2007, reflecting a strong labor market. Consumer sentiment was strong during the 2007 quarter as higher equity prices and low unemployment appeared to outweigh the negative impact of higher energy prices and a weaker housing market. The Federal Reserve Board (the "Fed") met twice during the 2007 quarter, leaving the federal funds rate unchanged at 5.25%. In its May 2007 statement, the Fed noted core inflation remained somewhat elevated and that future policy adjustments would depend on the evolution of the outlook for both inflation and economic growth.

Each of the major U.S. equity indices increased during the 2007 quarter. The Standard & Poor's 500 Index ("S&P 500"), the Dow Jones Industrial Average ("DJIA"), and the National Association of Securities Dealers Automated Quotations ("NASDAQ") Composite Index ("NASDAQ Composite Index") increased 8.8%, 11.1% and 7.8%, respectively, during the 2007 quarter. Average daily trading volume on the NYSE decreased 4.9% while average daily trading volume on the NASDAQ increased 2.2% in the 2007 quarter, compared to the 2006 quarter. Industry-wide U.S.-announced M&A volumes increased 35.4% while industry-wide U.S.-completed M&A volumes increased 33.3% compared to the second quarter of 2006. Total equity issuance volumes increased 20.9% while initial public offering ("IPO") volumes increased 11.4% compared to the 2006 quarter.

Fixed income activity was adversely affected by weaker U.S. mortgage and global interest rate markets during the 2007 quarter. Long-term interest rates, as measured by the 10-year Treasury bond, increased during the 2007 quarter. The 10-year Treasury bond yield was 4.89% at the end of the 2007 quarter, up from 4.57% at the beginning of the quarter. Stricter underwriting standards resulted in a decrease in the level of loan originations, particularly in the sub-prime mortgage market which, in the 2007 quarter, decreased significantly from the levels reached during fiscal 2006. Overall U.S. mortgage-backed securities new issue volume decreased 0.1% during the 2007 quarter compared with the results achieved in the 2006 quarter. Agency collateralized mortgage obligation ("CMO") security volumes decreased approximately 3.1% industry-wide during the 2007 quarter from the levels reached in the 2006 quarter, while non-agency mortgage-backed origination volumes decreased approximately 6.9% industry-wide compared to the 2006 quarter.

Fiscal 2006 Quarter

The business environment during the second quarter ended May 31, 2006 was characterized by an expanding U.S. economy, strong U.S. capital market conditions and low unemployment. The Fed met twice during the quarter and raised the federal funds rate, in 25 basis point increments, from 4.5% to 5%, citing a continued effort to keep inflationary pressures low in the midst of a cooling housing market and increasing energy costs. In May 2006, the unemployment rate fell to 4.6%, its lowest rate for the year. Oil prices closed at $71 a barrel at the end of May, up 16% from the prior quarter's close of $61.

The major indices were mixed during the second quarter of 2006. The DJIA increased 1.6%, while the NASDAQ Composite Index and the S&P 500 decreased 4.5% and 0.8%, respectively, during the quarter. Average daily trading volume on the NASDAQ and the NYSE increased 19.0% and 5.9%, respectively, in the 2006 quarter, compared to the 2005 quarter. M&A activity was robust during the 2006 quarter. Industry-wide U.S.-announced M&A volumes increased 86% while industry-wide U.S.-completed M&A volumes increased 115% compared to the prior year quarter. Total equity issuance volumes increased 100% while IPO volumes increased 99% compared to the 2005 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fixed income activity was robust during the 2006 quarter despite the increase in short-term interest rates and a flattening yield curve. Long-term interest rates increased during the 2006 quarter. The 10-year Treasury bond yield increased to 5.11% at the end of the 2006 quarter from 4.56% at the beginning of the quarter. The housing market experienced declines in refinancing and purchasing levels as rates for 30-year fixed rate mortgages increased modestly during the 2006 quarter. However, overall U.S. mortgage-backed securities new issue volume increased 51% during the 2006 quarter compared with the results achieved in the 2005 quarter. Non-agency mortgage-backed origination volumes increased approximately 88% industry-wide during the 2006 quarter from the levels reached in the 2005 quarter.

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company's financial results:

                                                            Three Months Ended                           Six Months Ended
(in thousands, except per share amounts,      --------------------------------------------------------------------------------------
pre-tax profit margin and return on              May 31,        May 31,      % Increase       May 31,      May 31,      % Increase
average common equity)                            2007            2006       (Decrease)        2007         2006       (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense               $ 2,511,976    $ 2,499,442      0.5%     $ 4,993,748   $   4,684,645         6.6%
Income before provision for income taxes        $   553,657    $   834,199    (33.6%)    $ 1,388,863   $   1,586,552       (12.5%)
Net income                                      $   361,724    $   539,333    (32.9%)    $   915,465   $   1,053,489       (13.1%)
Diluted earnings per share                      $      2.52    $      3.72    (32.3%)    $      6.34   $        7.26       (12.7%)
Pre-tax profit margin                                 22.0%          33.4%                     27.8%           33.9%
Return on average common equity (annualized)          11.6%          20.1%                     14.9%           20.1%
------------------------------------------------------------------------------------------------------------------------------------

The Company reported net income of $361.7 million, or $2.52 per share (diluted), for the quarter ended May 31, 2007, which represented a decrease of 32.9% from $539.3 million, and 32.3% from $3.72 per share (diluted), for the quarter ended 2006. Included in the second quarter results was a non-cash charge of $227.5 million or $0.88 per share (diluted), related to the write-off of intangible assets, representing goodwill and specialist rights, associated with our NYSE specialist activities. Excluding the $227.5 million charge to intangible assets, the Company would have reported net income of $486.0 million, or $3.40 per share (diluted), for the quarter ended May 31, 2007, which would have represented a decrease of 9.9% from $539.3 million, and 8.6% from $3.72 per share (diluted), for the quarter ended 2006. Net revenues increased 0.5% to a record $2.51 billion for the quarter ended May 31, 2007 from $2.50 billion for the quarter ended 2006, due to increases in asset management and other revenues, investment banking revenues, net interest revenues, and commission revenues, partially offset by a decrease in principal transactions revenues.

The Company reported net income of $915.5 million, or $6.34 per share (diluted), for the six months ended May 31, 2007, which represented a decrease of 13.1% from $1.05 billion, and 12.7% from $7.26 per share (diluted), for the six months ended 2006. The results for the six months ended 2007 also includes the non-cash charge of $227.5 million or $0.88 per share (diluted), related to the write-off of intangible assets associated with our NYSE specialist activities. Excluding the $227.5 million charge to intangible assets, the Company would have reported net income of $1.04 billion, or $7.22 per share (diluted), for the six months ended May 31, 2007, which would have represented a decrease of 1.3% from $1.05 billion, and 0.6% from $7.26 per share (diluted), for the six months ended 2006. Net revenues increased 6.6% to $4.99 billion for the six months ended May 31, 2007 from $4.68 billion for the six months ended 2006, due to increases in asset management and other revenues, net interest revenues, and investment banking revenues, partially offset by decreases in principal transactions revenues and commission revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's commission revenues by reporting category were as follows:

                             Three Months Ended                          Six Months Ended
                      -----------------------------------------------------------------------------
                        May 31,       May 31,    % Increase     May 31,      May 31,     % Increase
(in thousands)            2007          2006     (Decrease)      2007          2006      (Decrease)
---------------------------------------------------------------------------------------------------
Institutional         $   212,857   $  205,536      3.6%      $  405,571   $   393,976     2.9%
Clearance                  56,943       62,607     (9.0%)        110,459       121,803    (9.3%)
Retail                     35,854       37,108     (3.4%)         70,269        75,543    (7.0%)
---------------------------------------------------------------------------------------------------
Total commissions     $   305,654   $  305,251      0.1%      $  586,299   $   591,322    (0.8%)
===================================================================================================

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

Commission revenues for the 2007 quarter increased 0.1% to $305.7 million from $305.3 million for the comparable prior year quarter. Institutional commissions increased 3.6% to $212.9 million for the 2007 quarter from $205.5 million for the comparable prior year quarter due to higher average trading volumes on the NASDAQ and increased market share within the over-the-counter market compared with the 2006 quarter. Clearance commissions decreased 9.0% to $56.9 million for the 2007 quarter from $62.6 million for the comparable prior year quarter reflecting lower average rates from prime brokerage clients and lower average trading volumes from fully-disclosed clients. Retail commissions were $35.9 million in the 2007 quarter, down slightly from $37.1 million in the 2006 quarter.

Commission revenues for the six months ended May 31, 2007 decreased 0.8% to $586.3 million from $591.3 million for the comparable prior year period. Institutional commissions increased 2.9% to $405.6 million for the 2007 period from $394.0 million for the comparable prior year period due to an increase in average trading volumes on the NASDAQ compared with the 2006 period. Clearance commissions decreased 9.3% to $110.5 million for the 2007 period from $121.8 million for the comparable prior year period reflecting lower average rates from prime brokerage clients and lower average trading volumes from fully-disclosed clients. Retail commissions decreased 7.0% to $70.3 million in the 2007 period from $75.5 million in the comparable prior year period primarily due to the transfer of certain accounts from a commission-based to a fee-based platform.

The Company's principal transactions revenues by reporting category were as follows:

                                        Three Months Ended                        Six Months Ended
                                     -----------------------------------------------------------------------------
                                       May 31,      May 31,                    May 31,      May 31,     % Increase
(in thousands)                           2007         2006     % (Decrease)      2007         2006      (Decrease)
------------------------------------------------------------------------------------------------------------------
Fixed income                         $  810,593    $1,063,634    (23.8%)      $1,780,567   $1,866,551    (4.6%)
Equities                                412,371       428,844    (3.8%)          784,774      776,359     1.1%
------------------------------------------------------------------------------------------------------------------
Total principal transactions         $1,222,964    $1,492,478    (18.1%)      $2,565,341   $2,642,910    (2.9%)
==================================================================================================================

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

Revenues from principal transactions for the 2007 quarter decreased 18.1% to $1.22 billion from $1.49 billion for the 2006 quarter. Fixed income revenues decreased 23.8% to $810.6 million for the 2007 quarter from $1.06 billion for the 2006 quarter primarily due to weaker U.S. mortgage market conditions associated with increased delinquencies in the sub-prime mortgage sector. Revenues derived from equities activities decreased 3.8% to $412.4 million during the 2007 quarter from $428.8 million in the 2006 quarter primarily due to a decrease in NYSE specialist and energy-related revenues, substantially offset by an increase in revenues from structured equity products and risk arbitrage.

Revenues from principal transactions for the six months ended May 31, 2007 decreased 2.9% to $2.57 billion from $2.64 billion for the comparable prior year period. Fixed income revenues decreased 4.6% to $1.78 billion for the 2007 period from $1.87 billion for the comparable prior year period. Mortgage-backed securities revenues decreased when compared to the 2006 period due to the more challenging U.S. mortgage market. This decrease was substantially offset by record revenues in structured credit trading resulting from favorable credit markets and increased volumes. Revenues derived from equities activities increased 1.1% to $784.8 million during the six months ended May 31, 2007 from $776.4 million in the 2006 period. Net revenues from risk arbitrage, structured equity products, and international equity sales and trading rose, substantially offset by a decrease in revenues from specialist activities and energy-related activities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's investment banking revenues by reporting category were as follows:

                                        Three Months Ended                        Six Months Ended
                                     ----------------------------------------------------------------------------
                                       May 31,      May 31,                    May 31,      May 31,    % Increase
(in thousands)                           2007         2006     % Increase        2007         2006     (Decrease)
-----------------------------------------------------------------------------------------------------------------
Underwriting                         $  162,360    $  132,099     22.9%      $  317,616   $   263,499   20.5%
Advisory and other fees                 223,308       190,555     17.2%         384,495       325,547   18.1%
Merchant banking                         18,603       (4,504)      nm            52,339        66,957  (21.8%)
-----------------------------------------------------------------------------------------------------------------
Total investment banking             $  404,271    $  318,150     27.1%      $  754,450   $   656,003   15.0%
=================================================================================================================

nm - not meaningful

Investment banking revenues increased 27.1% to $404.3 million for the 2007 quarter from $318.2 million for the 2006 quarter. Equity and high yield underwriting revenues increased for the 2007 quarter, due to higher new issue volumes. Advisory and other fees increased on higher levels of M&A activity and an increase in mortgage servicing fees. In addition, merchant banking revenues increased, reflecting higher gains on the Company's portfolio of investments and higher performance fees on managed merchant banking funds.

Investment banking revenues increased 15.0% to $754.5 million for the six months ended May 31, 2007 from $656.0 million for the 2006 period primarily due to higher equity underwriting revenues resulting from improved global equity market conditions. Advisory and other fees increased in the 2007 period, reflecting an improved M&A environment and an increase in mortgage servicing fees. Merchant banking revenues decreased in the 2007 period on lower gains from principal investments and lower performance fees which occurred in the first quarter of 2007.

Net interest revenues (interest and dividends revenue less interest expense) increased 11.6% to $342.3 million for the 2007 quarter from $306.6 million for the 2006 quarter and increased 18.4% to $683.5 million for the six months ended May 31, 2007 from $577.3 million for the 2006 period. The increase in net interest revenues was primarily attributable to higher average customer margin debt balances and customer short balances.

Asset management and other revenues increased 207.6% to $236.8 million for the 2007 quarter from $77.0 million for the 2006 quarter and increased 86.2% to $404.2 million for the six months ended May 31, 2007 from $217.1 million for the 2006 period. These increases reflect growth in performance fees on proprietary hedge fund products as well as improved investment returns on proprietary investments and growth in management fees on higher levels of traditional and alternative assets under management. PCS net revenues also increased due to higher levels of fee-based assets.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                             Three Months Ended                       Six Months Ended
                                    -----------------------------------------------------------------------------
                                       May 31,      May 31,    % Increase      May 31,      May 31,   % Increase
(in thousands)                          2007          2006     (Decrease)        2007         2006    (Decrease)
-----------------------------------------------------------------------------------------------------------------
Employee compensation and benefits   $1,231,403    $1,220,216      0.9%      $2,435,497   $ 2,267,066    7.4%
Floor brokerage, exchange and
clearance fees                           63,907        58,621      9.0%         119,992       109,864    9.2%
Communications and technology           142,850       118,169     20.9%         270,758       222,203   21.9%
Occupancy                                63,870        45,422     40.6%         120,615        90,049   33.9%
Advertising and market development       48,756        35,093     38.9%          85,829        69,766   23.0%
Professional fees                        89,297        65,468     36.4%         161,163       119,341   35.0%
Impairment of goodwill and
  specialist rights                     227,457             -      nm           227,457             -     nm
Other expenses                           90,779       122,254    (25.7%)        183,574       219,804  (16.5%)
-----------------------------------------------------------------------------------------------------------------
Total non-interest expenses          $1,958,319    $1,665,243     17.6%      $3,604,885   $ 3,098,093   16.4%
=================================================================================================================

nm - not meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including Capital Accumulation Plan ("CAP Plan") units, restricted stock units and option awards. Employee compensation and benefits increased 0.9% to $1.23 billion for the 2007 quarter from $1.22 billion for the 2006 quarter, and increased 7.4% to $2.44 billion for the six months ended May 31, 2007 from $2.27 billion for the six months ended May 31, 2006, primarily due to higher discretionary compensation associated with the increase in net revenues and increased head-count, reflecting the growth of the Company both domestically and internationally. Employee compensation and benefits as a percentage of net revenues increased to 49.0% for the 2007 quarter from 48.8% for the 2006 quarter, and increased to 48.8% for the six months ended May 31, 2007 from 48.4% for the six months ended May 31, 2006. Full-time employees increased to 15,120 at May 31, 2007 from 12,519 at May 31, 2006. The growth in headcount is primarily due to increased business activities and growth initiatives, both domestically and internationally.

Non-compensation expenses increased 63.3% to $726.9 million for the 2007 quarter from $445.0 million for the 2006 quarter and increased 40.7% to $1.17 billion for the six months ended May 31, 2007 from $831.0 million for the six months ended May 31, 2006. Non-compensation expenses as a percentage of net revenues increased to 28.9% for the 2007 quarter compared with 17.8% for the 2006 quarter, and increased to 23.4% for the six months ended May 31, 2007 compared with 17.7% for the six months ended May 31, 2006. Included in the 2007 quarter and 2007 six month results was a non-cash charge of $227.5 million related to the write-off of intangible assets, representing goodwill and specialist rights, associated with our NYSE specialist activities. Non-compensation expenses, excluding the non-cash charge, were $509.4 million and $951.9 million for the three and six months ended May 31, 2007, respectively. Communications and technology costs increased 20.9% and 21.9% for the three and six months ended May 31, 2007, respectively, compared with the corresponding prior year periods, as increased head-count resulted in higher voice and market data-related costs and higher information technology consulting expenses. Occupancy costs increased 40.6% and 33.9% for the three and six months ended May 31, 2007, respectively, compared with the corresponding prior year periods, reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue in New York City. Advertising and market development costs increased 38.9% and 23.0% for the three and six months ended May 31, 2007, respectively, compared with the corresponding prior year periods, due to higher levels of client and deal related expenses. Professional fees increased 36.4% and 35.0% for the three and six months ended May 31, 2007, respectively, compared with the corresponding prior year periods, due to higher levels of non-information technology consulting fees and employment agency fees. Other expenses decreased 25.7% and 16.5% for the three and six months ended May 31, 2007, respectively, compared with the corresponding prior year periods, primarily reflecting a reduction in litigation related costs. In addition, CAP Plan related costs decreased 25.3% to $31.8 million for the 2007 quarter from $42.5 million in the 2006 quarter, and decreased 6.7% to $73.3 million for the six months ended May 31, 2007 from $78.5 million for the six months ended May 31, 2006, reflecting the lower level of earnings. Pre-tax profit margin was 22.0% and 27.8% for the three and six months ended May 31, 2007, respectively, versus 33.4% and 33.9% for the corresponding prior year periods. Excluding the $227.5 million non-cash charge associated with the write-off of intangible assets, pre-tax profit margin was 30.7% and 32.2% for the three and six months ended May 31, 2007, respectively.

The Company's effective tax rate decreased slightly to 34.7% for the 2007 quarter from 35.4% for the 2006 quarter and increased from 33.7% in the February 2007 quarter. The Company's effective tax rate for the six months ended May 31, 2007 increased to 34.1% from 33.6% in the comparable prior year period. The increase in the effective tax rate in the May 2007 quarter when compared to the February 2007 quarter was principally attributable to a $22 million reduction in the value of deferred tax assets associated with reductions in state and local income tax rates enacted during the quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. See Note 13, "Segment Data" in the Notes to Condensed Consolidated Financial Statements for complete segment information.

Capital Markets
---------------

                                        Three Months Ended                        Six Months Ended
                                     ----------------------------------------------------------------------------
                                       May 31,      May 31,     % Increase     May 31,      May 31,    % Increase
(in thousands)                           2007         2006       (Decrease)      2007         2006     (Decrease)
-----------------------------------------------------------------------------------------------------------------
Net revenues
Institutional equities               $  542,685    $  560,496    (3.2%)      $1,055,338   $ 1,060,389  (0.5%)
Fixed income                            962,287     1,222,537   (21.3%)       2,111,639     2,129,675  (0.8%)
Investment banking                      356,861       278,259    28.2%          659,970       573,809   15.0%
----------------------------------------------------------------------------------------------------------------
Total net revenues                   $1,861,833    $2,061,292    (9.7%)      $3,826,947   $ 3,763,873   1.7%
Pre-tax income                       $  376,927    $  759,391   (50.4%)      $1,113,238   $ 1,411,718  (21.1%)
----------------------------------------------------------------------------------------------------------------

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

The Capital Markets segment comprises institutional equities, fixed income and investment banking. The Capital Markets segment operates as a single integrated unit that provides the sales, trading and origination effort for various fixed income, equity and advisory products and services to institutional and corporate clients.

Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, over-the-counter equities, equity derivatives, energy and commodity activities, risk and convertible arbitrage and specialist activities on the NYSE, American Stock Exchange ("AMEX") and International Securities Exchange ("ISE"). Fixed income includes sales, trading, origination and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, including bank and bridge loans, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

Net revenues for Capital Markets decreased 9.7% to $1.86 billion for the 2007 quarter compared with $2.06 billion for the 2006 quarter. Pre-tax income in the 2007 quarter reflects a $227.5 million impairment charge to goodwill and specialist rights associated with NYSE specialist activities.

Institutional equities net revenues for the 2007 quarter decreased 3.2% to $542.7 million from $560.5 million for the comparable prior year quarter. NYSE specialist activities decreased significantly compared to the 2006 quarter, due to the implementation of the NYSE Hybrid system. Energy related revenues also decreased as the 2006 quarter included significant gains from the sale of certain commodity assets. The 2006 quarter ended May 31, 2006 results also reflect gains associated with the IPO of the NYSE. Substantially offsetting these decreases were record net revenues in structured equity products, on favorable market conditions, as well as record net revenues in risk arbitrage, reflecting higher announced global M&A volumes.

Fixed income net revenues decreased 21.3% to $962.3 million for the 2007 quarter from $1.22 billion for the comparable prior year quarter primarily due to a decrease in mortgage-related revenues. Secondary trading revenues decreased in the 2007 quarter compared with the 2006 quarter, particularly non-agency fixed rate whole loans and Adjustable-Rate Mortgages ("ARMs"), reflecting the challenges associated with the sub-prime mortgage sector. Partially offsetting these decreases were increases in primary revenues from commercial mortgage-backed securities and non-agency fixed rate whole loans. In addition, interest rate derivatives and foreign exchange revenues decreased, reflecting reduced global volatility and lower

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customer volumes. Distressed trading revenues also decreased due to less favorable market conditions. Partially offsetting these decreases were strong results from structured credit trading and leveraged finance, as acquisition related finance activity increased and customer activity levels remained high.

Investment banking revenues increased 28.2% to $356.9 million for the 2007 quarter from $278.3 million for the 2006 quarter. Underwriting revenues increased 31.1% to $195.7 million for the 2007 quarter from $149.3 million for the 2006 quarter. Equity underwriting revenues increased, reflecting higher volumes of lead and co-managed IPOs and follow-on offerings as a result of improved global equity market conditions. High yield underwriting revenues also increased, reflecting increased new issue volumes. These increases were partially offset by a decrease in high grade underwriting. Advisory and other fees for the 2007 quarter increased 6.8% to $142.6 million from $133.5 million for the prior year quarter reflecting increased M&A fees due to an increase in customer activity. Merchant banking revenues increased to $18.6 million in the 2007 quarter from a loss of $4.5 million during the 2006 quarter, reflecting gains on the Company's portfolio of investments and higher performance fees on managed merchant banking funds.

Net revenues for Capital Markets increased 1.7% to $3.83 billion for the six months ended May 31, 2007 compared to $3.76 billion for the 2006 period. Pre-tax income in the 2007 period reflects a $227.5 million impairment charge to goodwill and specialist rights.

Institutional equities net revenues for the 2007 period decreased slightly by 0.5% to $1.06 billion from the comparable prior year period. Revenues from the Company's specialist activities and energy and commodity activities decreased in the 2007 period. The 2006 period included gains on the sale of certain commodity assets as well as gains associated with the IPO of the NYSE. Substantially offsetting these decreases were increases in revenues from structured equity products and risk arbitrage. In addition, revenues from the Company's international equity sales and trading area rose, reflecting strength in European and Asian equities.

Fixed income net revenues decreased 0.8% to $2.11 billion for the 2007 period from $2.13 billion for the comparable prior year period. Mortgage-backed securities revenues decreased in the 2007 period, when compared to the prior year period due to weaker U.S. mortgage markets and challenges associated with the sub-prime mortgage sector. Secondary trading revenues, particularly non-agency fixed rate whole loans and ARMs decreased significantly in the 2007 period compared with the 2006 period. Primary revenues from commercial mortgage-backed securities, collateralized mortgage obligations ("CMOs"), and non-agency fixed rate whole loans increased during the 2007 period. Substantially offsetting the decrease in mortgage-related revenues were increases in the Company's credit businesses, particularly credit derivatives, distressed trading and leveraged finance, which increases were due to increased customer activity and favorable market conditions.

Investment banking revenues increased 15.0% to $660.0 million for the 2007 period from $573.8 million for the 2006 period. Underwriting revenues increased 28.9% to $367.9 million for the 2007 period from $285.5 million for the corresponding prior year period, as equity underwriting revenues increased, reflecting higher volumes of lead and co-managed IPOs and follow-on offerings as a result of improved global equity market conditions. Additionally, high yield and high grade underwriting revenues increased due to higher new issue volumes. Advisory and other fees for the 2007 period increased 8.3% to $239.8 million from $221.4 million for the 2006 period, reflecting an increase in M&A fees due to increased customer activity. Merchant banking revenues decreased to $52.3 million in the 2007 period from $67.0 million during the 2006 period, reflecting lower gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds, which occurred in the first fiscal quarter of 2007.

Global Clearing Services

                                        Three Months Ended                       Six Months Ended
                                    -------------------------------------------------------------------------------
                                      May 31,        May 31,                   May 31,      May 31,
(in thousands)                          2007           2006    % Increase        2007         2006      % Increase
-------------------------------------------------------------------------------------------------------------------
Net revenues                         $  316,785    $  287,171     10.3%      $  592,343   $   550,596      7.6%
Pre-tax income                       $  154,751    $  136,411     13.4%      $  267,551   $   261,270      2.4%
-------------------------------------------------------------------------------------------------------------------

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At May 31, 2007 and 2006, the Company held approximately $326.0 billion and $269.2 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 10.3% to $316.8 million for the 2007 quarter from $287.2 million in the 2006 quarter and increased 7.6% to $592.3 million for the six months ended May 31, 2007 from $550.6 million in the 2006 period. Net interest revenues increased 18.6% to $246.8 million for the 2007 quarter from $208.2 million for the 2006 quarter and increased 13.0% to $459.0 million for the six months ended May 31, 2007 from $406.1 million for the prior year period, on higher average customer margin debt balances and customer short balances. Commissions and other revenues decreased 11.4% to $70.0 million for the 2007 quarter from $79.0 million for the 2006 quarter and decreased 7.7% to $133.3 million for the six months ended May 31, 2007 from $144.5 million for the 2006 period, reflecting lower average rates from prime brokerage clients as well as lower trading volumes from fully-disclosed clients. Pre-tax income increased 13.4% to $154.8 million for the 2007 quarter from $136.4 million for the 2006 quarter and increased 2.4% to $267.6 million for the six months ended May 31, 2007 from $261.3 million for the 2006 period. Pre-tax profit margin was 48.9% for the 2007 quarter compared with 47.5% for the 2006 quarter and 45.2% for the six months ended May 31, 2007 compared with 47.5% for the 2006 period.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:

                                             Three Months ended         Six Months ended
--------------------------------------------------------------------------------------------
                                           May 31,       May 31,      May 31,     May 31,
(in billions)                                 2007         2006         2007        2006
--------------------------------------------------------------------------------------------
Margin debt balances, average for period    $  95.4      $   68.4     $   88.3    $   66.5
Margin debt balances, at period end           108.4          72.7        108.4        72.7
Customer short balances, average for period   101.9          80.2         97.9        79.2
Customer short balances, at period end        109.0          81.7        109.0        81.7
Securities borrowed, average for period        66.6          54.8         63.3        53.9
Securities borrowed, at period end             65.4          52.1         65.4        52.1
Free credit balances, average for period       38.0          30.8         35.9        30.4
Free credit balances, at period end            36.4          34.1         36.4        34.1
Equity held in client accounts, at period
  end                                         326.0         269.2        326.0       269.2
--------------------------------------------------------------------------------------------

Wealth Management
-----------------

                                          Three Months Ended                       Six Months Ended
                                      ----------------------------------------------------------------------------
                                        May 31,       May 31,                   May 31,       May 31,
(in thousands)                            2007          2006      % Increase      2007          2006    % Increase
------------------------------------------------------------------------------------------------------------------
Private client services revenues      $ 185,082   $    154,184      20.0%    $   350,671   $  308,079     13.8%
Revenue transferred to Capital
Markets segment                         (27,816)       (24,125)     15.3%        (57,252)     (48,409)    18.3%
                                    -----------------------------------------------------------------------------
  Private client services net
  revenues                              157,266        130,059      20.9%        293,419      259,670     13.0%
  Asset management                      184,114         22,999     700.5%        303,273      118,075    156.8%
                                    -----------------------------------------------------------------------------
Total net revenues                    $ 341,380   $    153,058     123.0%     $  596,692   $  377,745     58.0%
Pre-tax income                        $  56,465   $    (11,801)       nm      $  100,218   $   19,985    401.5%
-----------------------------------------------------------------------------------------------------------------

nm - not meaningful

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At May 31, 2007, PCS had approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States and abroad.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for Wealth Management increased 123.0% to $341.4 million for the 2007 quarter from $153.1 million for the 2006 quarter and increased 58.0% to $596.7 million for the six months ended May 31, 2007 from $377.7 million for the 2006 period. Asset management revenues increased 700.5% to $184.1 million for the 2007 quarter from $23.0 million for the 2006 quarter and increased 156.8% to $303.3 million for the six months ended May 31, 2007 from $118.1 million for the 2006 period, primarily reflecting growth in performance fees on proprietary hedge fund products as well as improved investment returns on proprietary investments and growth in management fees on higher levels of traditional and alternative assets under management. PCS net revenues increased 20.9% to $157.3 million for the 2007 quarter from $130.1 million for the 2006 quarter and increased 13.0% to $293.4 million for the six months ended May 31, 2007 from $259.7 million for the 2006 period, reflecting higher levels of fee-based income attributable to the Company's private client advisory services products.

Assets under management were $59.8 billion at May 31, 2007, reflecting a 24.8% increase from $47.9 billion in assets under management at May 31, 2006. The increase in assets under management is due to the growth in traditional equity assets and alternative products, attributable to both market appreciation and net inflows. Assets under management at May 31, 2007 include $10.2 billion of assets from alternative investment products, an increase from $6.8 billion at May 31, 2006.

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

The Company's total assets at May 31, 2007 increased to $423.3 billion from $350.4 billion at November 30, 2006. The increase was primarily attributable to increases in financial instruments owned, at fair value, assets of variable interest entities and mortgage loan special purpose entities, securities borrowed, and customer receivables partially offset by a decrease in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations. The Company's total capital base, which consists of long-term debt and total stockholders' equity, increased to $75.1 billion at May 31, 2007 from $66.7 billion at November 30, 2006. This change was primarily due to a net increase in long-term debt and an increase in stockholders' equity primarily due to earnings in the 2007 period and stock-based grants to employees, as well as income tax benefits attributable to the distribution of common stock under the Company's deferred compensation plans.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total capital base as of May 31, 2007 and November 30, 2006 was as follows:

                                 May 31,      November 30,
(in millions)                      2007           2006
----------------------------------------------------------
Long-term borrowings:
Senior debt                     $ 60,527.8      $ 53,307.4
Subordinated debt (1)              1,262.5         1,262.5
----------------------------------------------------------
 Total long-term borrowings     $ 61,790.3      $ 54,569.9

Stockholders' equity:
Preferred stockholders' equity  $    359.2      $    359.2
Common stockholders' equity       12,948.9        11,770.2
----------------------------------------------------------
 Total stockholders' equity     $ 13,308.1      $ 12,129.4
----------------------------------------------------------
  Total capital                 $ 75,098.4      $ 66,699.3
==========================================================

(1) Includes $1.0 billion in subordinated debt issued by the Company and $262.5 million in junior subordinated deferrable interest debentures ("Debentures") issued by the Company and held by Bear Stearns Capital Trust III ("Capital Trust III") at May 31, 2007 and November 30, 2006.

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

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at each quarter end are typically lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally U.S. government and agency securities and agency mortgage pass-through securities. At May 31, 2007, total assets of $423.3 billion were approximately 4.5% higher than the average of the month-end balances observed over the trailing 12-month period, while total assets at November 30, 2006 were approximately 0.5% higher than the average of the month-end balances over the trailing 12-months prior. Despite reduced total assets at each quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Leverage Ratios

Balance sheet leverage measures are one approach to assessing the capital adequacy of a securities firm, such as the Company. Gross leverage equals total assets divided by stockholders' equity, inclusive of preferred and trust preferred equity. The Company views its trust preferred equity as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities. Net adjusted leverage equals net adjusted assets divided by tangible equity capital, which excludes goodwill and intangible assets from both the numerator and the denominator, as equity used to support goodwill and intangible assets is not available to support the balance of the Company's net assets. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk nature of the items excluded in deriving net adjusted assets (see table) renders net adjusted leverage as the more relevant measure.

   (in millions, except ratios)                         May 31, 2007     November 30, 2006
 -----------------------------------------------------------------------------------------
  Total assets                                         $     423,304      $      350,433
    Deduct:
     Cash and securities deposited with clearing
       organizations or segregated in compliance
       with federal regulations                                4,653               8,804

     Securities purchased under agreements to
     resell                                                   42,272              38,838
     Securities received as collateral                        18,948              19,648
     Securities borrowed                                      92,050              80,523
     Receivables from customers                               41,344              29,482
     Assets of variable interest entities and
      Mortgage loan special purpose entities, net             47,923              29,080
     Goodwill & intangible assets                                 93                 383
 -----------------------------------------------------------------------------------------
  Subtotal                                                   176,021             143,675
 -----------------------------------------------------------------------------------------

    Add:
     Financial instruments sold, but not yet
      purchased, at fair value                                46,350              42,256
    Deduct:
       Derivative financial instruments                       12,816              11,865
 -------------------------------------------------------------------------------------------
  Net adjusted assets                                  $     209,555      $      174,066
 ===========================================================================================

  Stockholders' equity
     Common equity                                     $      12,949      $       11,770
     Preferred stock                                             359                 359
     Stock-based compensation                                      -                 816(1)
 -------------------------------------------------------------------------------------------
  Total stockholders' equity                                  13,308              12,945
 -------------------------------------------------------------------------------------------
    Add:
     Trust preferred equity                                      263                 263
 -------------------------------------------------------------------------------------------
  Subtotal - leverage equity                                  13,571              13,208
 -------------------------------------------------------------------------------------------
    Deduct:
     Goodwill & intangible assets                                 93                 383
 -------------------------------------------------------------------------------------------
  Tangible equity capital                              $      13,478      $       12,825
 ===========================================================================================

  Gross leverage                                                31.2                26.5
  Net adjusted leverage                                         15.5                13.6
 -------------------------------------------------------------------------------------------

(1) Represents stock-based compensation associated with fiscal 2006 awards that was reflected in stockholders' equity as of the grant date in December 2006, in accordance with SFAS No. 123(R), "Share-based Payment." Excluding this adjustment for stock-based compensation, gross leverage and net adjusted leverage at November 30, 2006 would have been 28.3 and 14.5, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding Strategy & Liquidity Risk Management
--------------------------------------------

General Funding Strategy

Liquidity is extraordinarily important for financial services firms in general and for securities firms such as the Company in particular, given their reliance on market confidence. The Company's overall objective and general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. In financing its balance sheet, the Company attempts to maximize its use of secured funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer short balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. For this reason, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base in combination with extensive use of secured funding and the maintenance of a liquidity pool at the parent company ("Parent Company Liquidity Pool"). In addition to this strategy, the Company places emphasis on diversification by product, geography, maturity and instrument in order to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding sources include commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

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

As it relates to the alternative funding strategy discussed above, the Company prepares an analysis that focuses on a 12-month time period and assumes that the Company does not liquidate assets and cannot issue any new unsecured debt, including commercial paper. Under these assumptions, the Company monitors its cash position, Parent Company Liquidity Pool and the borrowing value of unencumbered, unhypothecated financial instruments in relation to its unsecured debt maturing over the next 12 months, striving to maintain the ratio of liquidity sources to maturing debt at 110% or greater. Also within this strategy, the Company seeks to maintain cash capital in excess of that portion of its assets that cannot be funded on a secured basis (i.e., positive net cash capital). These two measures, liquidity ratio and net cash capital, are complementary and constitute the core elements of the Company's alternative funding strategy and, consequently, its approach to funding and liquidity risk management.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of May 31, 2007, the market value of unencumbered, unhypothecated financial instruments owned by the Company was approximately $35.2 billion with a borrowing value of $27.1 billion. The assets are primarily comprised of mortgage- and asset-backed securities, investment grade municipal and corporate bonds, U.S. equities and residential and commercial mortgage whole loans. The average advance rate on these different asset types ranges from 55% to 95% and, as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company-owned securities, has averaged 138% over the previous seven months of fiscal 2007 (inclusive of November 2006), including the Company's $4.0 billion unused committed unsecured bank credit, and 127%, excluding the committed unsecured revolving credit facility. On this same basis, the liquidity ratio as of May 31, 2007 was 155% and 139%, respectively.

While The Bear Stearns Companies Inc. ("Parent Company") is the primary issuer of unsecured debt in the marketplace, the collateral referred to in the preceding paragraph is held in various subsidiaries, both regulated and unregulated. A subsidiary's legal entity status and the Company's intercompany funding structure may constrain liquidity available to the Parent Company, as regulators may prevent the flow of funds and/or securities from a regulated subsidiary to its parent company or other subsidiaries. In recognition of this potential for liquidity to be trapped in subsidiaries, the Company maintains a minimum of $5.0 billion of liquidity immediately accessible by the Parent Company at all times. This liquidity pool can take the form of cash deposits and money market instruments that are held at the Parent Company level and high-quality collateral (corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the Parent Company Liquidity Pool, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. As of May 31, 2007 the Parent Company Liquidity Pool was $7.6 billion comprised entirely of short term money funds, bank deposits and short term high quality money market investments. The Parent Company Liquidity Pool was $11.3 billion at the end of June 2007. In addition to this immediately available liquidity, the Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of May 31, 2007, approximately $26.3 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus likely to be available to the Parent Company. The remaining $8.9 billion market value of unencumbered securities was held in regulated entities, a portion of which may not be available to provide liquidity to the Parent Company.

The cash capital framework is utilized to evaluate the Company's long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company's assets is determined on a regular basis. For purposes of broadly classifying the drivers of cash capital requirements, cash capital usage can be delineated across two very broad categories as (1) firmwide haircuts and (2) illiquid assets/long-term investments. More precisely, the Company holds cash capital to support longer-term funding requirements, including, but not limited to, the following:

   o That portion of financial instruments owned that cannot be funded on a secured basis (i.e., the haircuts);
   o Margin loans and resale principal in excess of the borrowing value of collateral received;
   o Operational cash deposits required to support the regular activities of the Company (e.g., exchange initial margin);
   o Unfunded committed funding obligations, such as corporate loan commitments;
   o Less liquid and illiquid assets, such as mutual funds, restricted securities and fixed assets;
   o Uncollateralized funded loans and funded loans secured by illiquid and/or non-rehypothecatable collateral;
   o  Merchant banking assets and other long-term investments; and
   o Regulatory capital in excess of a regulated entity's cash capital based longer-term funding requirements.

At May 31, 2007, the Company's net cash capital position was $2.9 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm with a recently established target for positive net cash capital of $2.0 billion. Over the previous seven months of fiscal year 2007 (inclusive of November 2006), the Company's total cash capital requirement, cash capital intensity ratio (average haircut), and net cash capital position have averaged $64.8 billion, 16.6% and $913 million, respectively.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

actual utilization, thus allowing it to endure changes in investor appetite and credit capacity to hold the Company's debt obligations.

With respect to the management of refinancing risk, the maturity profile of the long-term debt portfolio of the Company is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the quarter ended May 31, 2007. As of May 31, 2007, the weighted average maturity of the Company's long-term debt was 4.3 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company, BSIL and Bear Stearns International Trading Limited ("BSIT") to borrow up to $4.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2008, with all loans outstanding at that date payable no later than February 2009. There were no borrowings outstanding under the Facility at May 31, 2007.

The Company has a $1.5 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT and BSB. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2007, with all repos outstanding at that date payable no later than August 2008. There were no borrowings outstanding under the Repo Facility at May 31, 2007.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2007 with all loans outstanding at that date payable no later than December 2008. There were no borrowings outstanding under the Pan Asian Facility at May 31, 2007.

The Company has a $450 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Tax Lien Facility terminates in March 2008 with all loans outstanding at that date payable no later than March 2009. There were no borrowings outstanding under the Tax Lien Facility at May 31, 2007.

The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and auto loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2009. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $6.4 billion. At May 31, 2007, the borrowings outstanding under these committed credit facilities were $1.2 billion.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At May 31, 2007, the Parent Company's equity investment in subsidiaries was $8.9 billion versus common stockholders' equity and preferred equity of $12.9 billion and $359.2 million, respectively. As such, at May 31, 2007, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was approximately 0.68 based on common equity and 0.67 including preferred equity. At November 30, 2006, these measures were
0.67 based on common equity and 0.65 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $10.9 billion at May 31, 2007, are funded with long-term debt issued by the Company, having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

Long-term debt totaling $53.9 billion and $48.1 billion had remaining maturities beyond one year at May 31, 2007 and November 30, 2006, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated U.S. registered offerings, U.S.-registered and 144A medium-term note programs, other U.S. and non-U.S. bond and note offerings and other methods. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of May 31, 2007, a downgrade by either Moody's Investors Service or Standard & Poor's in the Company's long-term credit ratings to the level of A3 or A- (i.e., two notches) would have resulted in the Company being required to post $56.3 million in additional collateral pursuant to contractual arrangements for outstanding over-the-counter derivatives contracts. A downgrade to Baa1 or BBB+ (i.e., three notches) would have resulted in the Company being required to post an additional $378.2 million in collateral.

At May 31, 2007, the Company's long-term/short-term debt ratings were as follows:

                                          Long-Term Rating    Short-Term Rating
--------------------------------------------------------------------------------
Dominion Bond Rating Service Limited          A(high)           R-1 (middle)
Fitch Ratings                                    A+                  F1+
Japan Credit Rating Agency, Ltd.                 AA                  NR
Moody's Investors Service                        A1                  P-1
Rating & Investment Information, Inc.            AA-                 NR
Standard & Poor's Ratings Services               A+                  A-1
--------------------------------------------------------------------------------

NR - does not assign a short-term rating

In April 2007, Dominion Bond Rating Service Limited ("DBRS") changed the trend on all long-term ratings of the Bear Stearns Companies Inc. to "Positive" from "Stable". In a press release, DBRS stated that this change in trend reflects the Company's success in broadening its franchise, international expansion, and strong earnings power, while maintaining a strong financial profile and conservative risk management.

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

The Company has two authorizations to purchase its common stock in fiscal 2007. On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. During the quarter ended May 31, 2007, the Company purchased under the current authorization a total of 1,969,585 shares at a cost of approximately $297.3 million. Approximately $1.28 billion was available to be purchased under the current authorization as of May 31, 2007. The Company may, depending on price and other factors, repurchase additional shares in excess of that required for annual share awards.

Under the second stock repurchase authorization, during the quarter ended May 31, 2007, the Company purchased a total of 209,597 shares of its common stock at a total cost of $31.8 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006. Approximately $132.4 million was available to be purchased under the current authorization as of May 31, 2007.

Cash Flows
----------

Cash and cash equivalents increased $6.6 billion to $11.2 billion at May 31, 2007 from $4.6 billion at November 30, 2006. Cash provided by operating activities was $2.3 billion, primarily attributable to the increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell, partially offset by the increase in financial instruments owned, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $147.4 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $4.5 billion reflected net proceeds from the issuance of long-term borrowings of $13.0 billion and net proceeds relating to other secured borrowings of $5.8 billion, primarily to fund normal operating activities. This was partially offset by net payments for unsecured short-term borrowings of $8.4 billion and the retirement/repurchase of long-term borrowings of $5.4 billion. Treasury stock purchases of $802.2 million were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

Cash and cash equivalents increased $132.2 million to $6.0 billion at May 31, 2006 from $5.9 billion at November 30, 2005. Cash used in operating activities was $15.2 billion, primarily attributable to increases in financial instruments owned and securities borrowed, net of securities loaned, partially offset by an increase in financial instruments sold, but not yet purchased and securities sold under agreements to repurchase, net of securities purchased under agreements to resell, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $91.5 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $15.4 billion reflected net proceeds from unsecured short-term borrowings of $9.0,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net proceeds from the issuance of long-term borrowings of $8.8 billion and net proceeds relating to other secured borrowings of $3.9 billion, primarily to fund normal operating activities. This was partially offset by payments for the retirement/repurchase of long-term borrowings of $6.4 billion. Treasury stock purchases of $529.6 million were made to provide for the annual grant of CAP Plan units, RSUs and stock options.

Regulated Subsidiaries
----------------------

The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of May 31, 2007, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, the Company's London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the United Kingdom's Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Financial Regulator. Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, is subject to the regulatory capital requirements of the FDIC. At May 31, 2007, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

The Company's broker-dealer subsidiaries and other regulated subsidiaries are subject to minimum capital requirements and may also be subject to certain restrictions on the payment of dividends, which could limit the Company's ability to withdraw capital from such regulated subsidiaries, which in turn could limit the Company's ability to pay dividends. See Note 10, "Regulatory Requirements," in the Notes to Condensed Consolidated Financial Statements.

Merchant Banking and Private Equity Investments
-----------------------------------------------

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At May 31, 2007, the Company held investments with an aggregate recorded fair value of approximately $1.12 billion, reflected in the Condensed Consolidated Statements of Financial Condition in "Other assets." At November 30, 2006, the Company held investments with an aggregate recorded value of approximately $822.4 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions
--------------------

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment grade rated companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At May 31, 2007 and November 30, 2006, the Company held high yield positions approximating $9.5 billion and $10.7 billion, respectively, substantially all of which are in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition, and $675.3 million and $605.4 million, respectively, reflected in "Financial instruments sold, but not yet purchased, at fair value" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At May 31, 2007 and November 30, 2006, the amount outstanding to highly leveraged borrowers totaled $5.8 billion and $7.7 billion, respectively. The largest industry concentration to highly leveraged borrowers was the technology industry, which approximated 21.2% and 22.8% of these highly leveraged borrowers' positions at May 31, 2007 and November 30, 2006, respectively. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

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

Contractual Obligations
-----------------------

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At May 31, 2007, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:

                                                  Payments Due By Period
                                     --------------------------------------------------
                                      Remaining      Fiscal       Fiscal
(in millions)                        Fiscal 2007   2008- 2009   2010- 2011   Thereafter    Total
------------------------------------------------------------------------------------------------
Long-term borrowings (1)(2)          $   3,068    $  21,624    $   15,977   $ 21,121    $ 61,790
Future minimum lease payments (3)(4)        54          254           241        747       1,296
------------------------------------------------------------------------------------------------

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

(3)   Includes 383 Madison Avenue Headquarters in New York City.

(4) See Note 11, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

Commitments
-----------

The Company has commitments(1) under a variety of commercial arrangements. At May 31, 2007 the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:

                                         Amount of Commitment Expiration Per Period
                                     ----------------------------------------------------------------------
                                                                                        Commitments
                                                                                         with no
                                      Remaining      Fiscal       Fiscal                  stated
(in millions)                        Fiscal 2007   2008- 2009   2010- 2011   Thereafter  Maturity    Total
-----------------------------------------------------------------------------------------------------------
Lending-related commitments:

 Investment-grade (2)                $    445      $     925   $   1,933       $  710    $    -      4,013
 Non-investment-grade(2)                  359            311         765          882        12      2,329
 Contingent commitments(2)              2,878         17,286           -            -       623     20,787

Commitments to invest in private
 equity-related investments
 and partnerships (3)                       -              -           -            -       654        654

 Underwriting commitments               1,291              -           -            -         -      1,291

Commercial and residential
loans                                   6,437          1,498          41            7         -      7,983

Letters of credit                       4,012              5          35            -         -      4,052

Other commercial commitments               44            163           -            -         -        207
-----------------------------------------------------------------------------------------------------------

(1) See Note 11, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade, non-investment-grade and contingent borrowings the Company entered into credit default swaps approximating $680.8 million, $160.2 million and $1.2 billion respectively, in notional value, at May 31, 2007.

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

In addition to the above, in the ordinary course of business the Company issues various guarantees to counterparties in connection with certain derivatives, leasing, securitization and other transactions. See Note 12, "Guarantees," in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into offsetting transactions that may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to offset proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and U.S. Treasury positions to hedge certain debt issuances as part of its asset and liability management.

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

As of May 31, 2007 and November 30, 2006, the Company had notional/contract amounts of approximately $10.38 trillion and $8.74 trillion, respectively, of derivative financial instruments, of which $1.57 trillion and $1.25 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to offset trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 4.2 years and 4.1 years at May 31, 2007 and November 30, 2006, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of May 31, 2007 were as follows:

                                 Less Than      One to      Three to     Greater Than
(in billions)                    One Year     Three Years  Five Years      Five Years     Total
-----------------------------------------------------------------------------------------------------
Swap agreements, including
  options, swaptions, caps,
  collars and floors                2,023.2     $ 1,843.8    $ 1,775.3   $    2,535.9  $   8,178.2

Futures contracts                     498.3         405.4         30.9            0.1        934.7
Forward contracts                     199.7             -            -              -        199.7
Options held                          418.0         123.0          3.1            1.0        545.1
Options written                       410.6         102.7          2.9            1.1        517.3
-----------------------------------------------------------------------------------------------------
Total                           $   3,549.8     $ 2,474.9    $ 1,812.2   $    2,538.1  $  10,375.0
=====================================================================================================
Percent of total                      34.2%         23.9%        17.4%          24.5%       100.0%
=====================================================================================================

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

The Company adopted SFAS No. 157, "Fair Value Measurements," in the first quarter of 2007. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes those items reported in "Financial instruments owned" and "Financial instruments sold, but not yet purchased" as well as other assets and liabilities that are reported at fair value.

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

(1) Financial Instruments Valued Based on Inputs Based on Quoted Market Prices for Identical Assets or Liabilities in Active Markets

The Company's valuation policy is to use quoted market prices from securities and derivatives exchanges where they are available and reliable. Financial instruments valued based on quoted market prices are primarily exchange-traded derivatives and listed equities. Financial instruments that are most typically valued using alternative approaches but for which the Company typically receives independent external valuation information include U.S. Treasuries, other U.S. Government and agency securities, as well as certain corporate debt securities.

(2) Financial Instruments Whose Inputs are Observable Market Based or Unobservable Inputs that are Corroborated By Market Data

The second broad category consists of financial instruments for which the Company does not receive quoted prices; therefore, models or other methodologies are utilized to value these financial instruments. Such models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. A degree of subjectivity is required to determine appropriate models or methodologies as well as appropriate underlying assumptions. This subjectivity makes these valuations inherently less reliable than quoted market prices. Financial instruments in this category include sovereign debt, certain corporate equities and corporate debt, certain mortgage backed securities and non-exchange-traded derivatives such as interest rate swaps. For an indication of the Company's involvement in derivatives, including maturity terms, see the table setting forth notional/contract amounts outstanding in the preceding "Derivative Financial Instruments" section.

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

The Company participates in the underwriting, securitization or trading of non-performing mortgage-related assets, certain mortgage-backed securities and residual interests. In addition, the Company has a portfolio of Chapter 13 and other credit card receivables from individuals. Certain of these high yield positions have limited price observability. In these instances, fair values are determined by statistical analysis of historical cash flows, default probabilities, recovery rates, time value of money and discount rates considered appropriate given the level of risk in the instrument and associated investor yield requirements.

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

See Note 2, "Financial Instruments" of Notes to Condensed Consolidated Financial Statements for a description of the financial assets and liabilities carried at fair value.

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

Merchant Banking

As part of its merchant banking activities, the Company participates from time to time in principal investments. As part of these activities, the Company originates, structures and invests in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts. The Company's principal investments in these transactions are generally made in the form of equity investments, equity-related investments or subordinated loans and have not historically required significant levels of capital investment.

Equity interests and securities acquired are reflected in the condensed consolidated financial statements at fair value, which is often represented as initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company's best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value. See "Merchant Banking and Private Equity Investments" in Management's Discussion and Analysis for additional details.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 may have on the Condensed Consolidated Financial Statements of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying value and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS No. 159 effective December 1, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Condensed Consolidated Financial Statements of the Company.

In April 2007, the FASB issued a Staff Position ("FSP") FIN No. 39-1, "Amendment of FASB Interpretation No. 39." FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with the Company's current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 will not have a material impact on the Condensed Consolidated Financial Statements of the Company.

In May 2007, the FASB issued FSP FIN No. 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46(R)-7 amends the scope of the exception to FIN No. 46(R) to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46(R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Certain consolidated subsidiaries currently apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The Company is currently evaluating the impact, if any, that the adoption of this interpretation will have on the Condensed Consolidated Financial Statements of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. The Company is currently evaluating the impact, if any, the adoption of SOP 07-1 may have on the Condensed Consolidated Financial Statements of the Company.

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

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk, and commodity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of May 31, 2007, February 28, 2007, November 30, 2006 and August 31, 2006.

                                       February     November
                           May 31,        28,          30,      August 31,
(in millions)               2007         2007         2006        2006
----------------------------------------------------------------------------
MARKET RISK

 Interest rate            $    30.5   $      27.6  $      29.9 $      37.7
 Currency                       2.5           1.3          0.8         1.4
 Equity                         4.8           6.9          3.0         3.9
 Commodity/energy               2.4           1.0          0.0         0.0
 Diversification
  benefit                    (11.5)          (8.9)        (4.9)       (9.1)
----------------------------------------------------------------------------
Aggregate VaR             $    28.7   $      27.9  $      28.8 $      33.9
============================================================================

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended May 31, 2007 and February 28, 2007:

                                                              Quarter Ended February 28,
                         Quarter Ended May 31, 2007                      2007
--------------------------------------------------------------------------------------------
(in millions)             High       Low    Average             High      Low     Average
--------------------------------------------------------------------------------------------
MARKET RISK

 Interest rate          $   33.9   $   24.3 $   29.0           $   35.9  $  22.8  $   27.7
 Currency                    3.4        0.0      1.2                2.7      0.0       0.9
 Equity                      7.6        4.4      6.4               12.2      1.6       6.4
 Commodity/Energy            3.0        0.6      1.5                1.8      0.1       1.0
 Aggregate VaR              33.3       22.7     27.7               31.6     22.8      27.2
--------------------------------------------------------------------------------------------

Aggregate average VaR increased slightly to $27.7 million for the 2007 quarter from $27.2 for the quarter ended February 28, 2007. The increase was primarily due to higher levels of exposure to interest rates and commodities.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended May 31, 2007 and 2006. The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $19.1 million and $23.3 million for the quarters ended May 31, 2007 and 2006, respectively. There were 2 daily trading losses for the quarter ended May 31, 2007 and 4 daily trading losses for the quarter ended May 31, 2006. Daily trading losses never exceeded the reported average aggregate VaR amounts during the fiscal quarters ended May 31, 2007 and 2006. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. Market conditions were favorable for the Company's trading activity in both its quarters ending May 31, 2007 and 2006. Hedging strategies were generally effective as established trading relationships remained substantially intact and volatility tended to be lower than historical norms. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

                  Quarters Ended May 31, 2007 and May 31, 2006

               [BAR CHART - REPRESENTED BY THE PLOT POINTS BELOW]

(10)+   (10)-(5)  (5)-0  0-5   5-10  10-15  15-20   20-25  25-30  30-35  35-40  40+
1                   1     5     11     6      18      9     7      3       1     2       2007
                    4     2      4     6      14     13     9      5       2     5       2006

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at May 31, 2007 and November 30, 2006 approximated $5.50 billion and $4.99 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of May 31, 2007:

                  Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                     Percentage
                                                                         of
                                                                     Exposure,
                                                   Exposure, Net        Net
                                     Collateral    of Collateral        of
       Rating (2)      Exposure          (3)            (4)          Collateral
--------------------------------------------------------------------------------
   AAA               $       1,158  $          26 $         1,138         21%
   AA                        6,924          4,676           2,306         42%
   A                         3,363          2,116           1,370         25%
   BBB                         514            362             259          5%
   BB and lower              1,682          2,958             351          6%
   Non-rated                    90            100              77          1%
--------------------------------------------------------------------------------

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2006 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006 and in Note 11 to the condensed consolidated financial statements included herein. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

Municipal Bond Offering Matters: As previously reported in the Company's Form 10-K for fiscal year ended November 30, 2006 ("Form 10-K"), Bear Stearns was the subject of a formal investigation by the Chicago office of the Securities and Exchange Commission ("SEC") into its municipal bond offering practices. By letter dated June 4, 2007, the SEC advised Bear Stearns that this investigation has been completed and that the SEC Staff does not intend to recommend any enforcement action by the SEC against Bear Stearns.

IPO Allocation Securities and Antitrust Litigations: As previously reported in the Company's Form 10-K, Bear Stearns is a named defendant, along with nine other financial services firms, in an antitrust complaint filed on behalf of a putative class of purchasers who, either in IPOs or in the aftermarket, purchased technology-related securities during the period of March 1997 to December 2000. In November 2003, the district court had granted defendants' motion to dismiss all claims asserted in this action. The plaintiffs appealed that decision to the Second Circuit Court of Appeals and on September 28, 2005, the Court of Appeals vacated the dismissal and remanded this matter to the lower court for further proceedings. On or around December 7, 2006, the U.S. Supreme Court granted defendants' petition for certiorari to appeal the decision issued by the Second Circuit Court of Appeals. On June 18, 2007, the U.S. Supreme Court reversed the Second Circuit Court of Appeals' decision.

       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the second quarter of fiscal 2007:

                                                                                  Approximate Dollar
                                                              Total Number of      Value of Shares
                                                                   Shares               that
                                             Average        Purchased as Part of     May Yet Be
                          Total Number      Price Paid       Publicly Announced       Purchased
                            of Shares          per           Plans or Programs   Under the Plans or
        Period              Purchased         Share                 (1)             Programs (1)
-----------------------  ----------------  -------------  ---------------------  --------------------
   3/1/07 - 3/31/07          788,663       $  148.61              788,663        $  1,625,566,144
   4/1/07 - 4/30/07          648,440          152.47              648,440           1,526,699,129
   5/1/07 - 5/31/07          742,079          152.19              742,079           1,413,764,931
                         ----------------                 ---------------------
        Total              2,179,182          150.98            2,179,182
                         ----------------                 ---------------------

(1) On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. During the quarter ended May 31, 2007, the Company purchased under the current authorization a total of 1,969,585 shares at a cost of approximately of $297.3 million. Approximately $1.28 billion was available to be purchased under the current authorization as of May 31, 2007. The Company expects to utilize the repurchase authorization to offset the dilutive impact of annual share awards. The Company may, depending upon price and other factors, repurchase additional shares in excess of that required for annual share awards. During the quarter ended May 31, 2007, the Company also purchased a total of 209,597 shares of its common stock at a total cost of $31.8 million pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006.

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company held on April 18, 2007 (the "Annual Meeting"), the stockholders of the Company approved an amendment to the Company's Stock Award Plan to increase the number of authorized shares of Common Stock available for the grant of options from 40,000,000 shares to 45,000,000 shares. The stockholders of the Company also approved amendments to the Company's Restricted Stock Unit ("RSU") Plan ("RSU Plan") to: (i) increase the number of authorized shares of Common Stock available for issuance or delivery in connection with awards of RSUs under the RSU Plan from 15,000,000 to 25,000,000; and (ii) provide that participants will have the right to give voting and tender instructions with respect to any shares of Common Stock held in trust to satisfy obligations under the RSU Plan. In addition, the stockholders of the Company approved amendments to the Capital Accumulation Plan for Senior Managing Directors ("CAP Plan") to: (i) modify the definition of "Income Per Share" and (ii) provide participants with the right to give voting and tender instructions with respect to any shares of Common Stock, including prior vesting, that are held in trust to satisfy obligations under the CAP Plan. The 2007 Performance Compensation Plan was also approved by the stockholders at the Annual Meeting. In addition, at the Annual Meeting the stockholders of the Company elected thirteen directors to serve until the next Annual Meeting of Stockholders or until successors are duly elected and qualified or until earlier resignation or removal. Additionally, the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as the independent auditors for the fiscal year ending November 30, 2007. The stockholders of the Company did not approve the proposal regarding a Pay-For-Superior-Performance Standard at the Annual Meeting.

The affirmative vote of a majority of the shares of common stock represented at the Annual Meeting and entitled to vote was required for the approval of the amendments to the Stock Award Plan, RSU Plan, CAP Plan, approval of the 2007 Performance Compensation Plan and ratification of the independent auditors, as well as the disapproval of the proposal regarding a Pay-For-Superior-Performance Standard, while the affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

With respect to the approval of the amendments to the Stock Award Plan, RSU Plan, CAP Plan, approval of the 2007 Performance Compensation Plan, ratification of the independent auditors, and disapproval of the stockholder proposal regarding a Pay-For-Superior-Performance Standard, set forth below is information on the results of the votes cast at the Annual Meeting.


                                                                                                              Broker
                                                                     For          Against      Abstained     Non-Votes
                                                                     ---          -------      ---------    ----------
Amendment to the Stock Award Plan                                 44,457,585    42,316,486      822,038     22,230,978

Amendments to the Restricted Stock Unit Plan                      45,788,121    40,981,899      826,089     22,230,978

Amendments to the Capital Accumulation Plan for Senior
  Managing Directors                                              82,618,639     4,146,242      831,228     22,230,978

Approval of the 2007 Performance Compensation Plan               105,401,050     3,517,173      908,864         N/A

Ratification of the selection of independent auditors            107,681,101     1,425,198      720,788         N/A

Stockholder proposal regarding a Pay-For-Superior-Performance
  Standard                                                        27,720,809    58,899,926      972,037     22,234,315

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

With respect to the election of directors, set forth below is information with respect to the nominees elected as directors of the Company at the Annual Meeting and the votes cast for and withheld with respect to each such nominee.

                Nominees                 For                   Withheld
   -------------------------      ------------------      --------------------
   James E. Cayne                    107,989,432                 1,837,655
   Henry S. Bienen                   108,888,405                   938,682
   Carl D. Glickman                  103,447,977                 6,379,110
   Michael Goldstein                  97,943,263                11,883,824
   Alan C. Greenberg                 107,727,869                 2,099,218
   Donald J. Harrington              107,227,125                 2,599,962
   Frank T. Nickell                  107,021,669                 2,805,418
   Paul A. Novelly                   108,903,841                   923,246
   Frederic V. Salerno                97,093,265                12,733,822
   Alan D. Schwartz                  107,775,365                 2,051,722
   Warren J. Spector                 107,766,751                 2,060,336
   Vincent Tese                       99,336,619                10,490,468
   Wesley S. Williams Jr.            108,919,496                   907,591
   ---------------------------------------------------------------------------

                                Item 6. EXHIBITS

         Exhibits

         (10.1)             Stock Award Plan, amended and restated as of April
                            18, 2007

         (10.2) Restricted Stock Unit Plan, amended and restated as of April 18, 2007

         (10.3) Capital Accumulation Plan for Senior Managing Directors, amended and restated as of April 18, 2007

         (10.4) 2007 Performance Compensation Plan, dated as of April 18, 2007 (incorporated by reference to Exhibit I to the registrant's Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders)

           (11) Computation of Per Share Earnings. (The calculation of per share earnings is in Note 9, "Earnings Per Share," of Notes to Condensed Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section (b) (11) of Item 601 of Regulation S-K)

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

                                                 The Bear Stearns Companies Inc.
                                                 -------------------------------
                                                           (Registrant)

      Date: July 10, 2007                   By: /s/ Jeffrey M. Farber
                                                --------------------------------
                                                Jeffrey M. Farber
                                                Senior Vice President - Finance,
                                                Controller
                                                (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                     FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.  Description                                               Page
-----------  -----------                                               ----

(10.1)       Stock Award Plan, amended and restated as of April
             18, 2007

(10.2) Restricted Stock Unit Plan, amended and restated as of April 18, 2007

(10.3)       Capital Accumulation Plan for Senior Managing
             Directors, amended and restated as of April 18, 2007

(10.4)       2007 Performance Compensation Plan, dated as of
             April 18, 2007 (incorporated by reference to Exhibit
             I to the registrant's Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders)

(12)         Computation of Ratio of Earnings to Fixed Charges           73
             and to Combined Fixed Charges and Preferred Stock
             Dividends

(15)         Letter re: Unaudited Interim Financial Information          74

(31.1)       Certification of Chief Executive Officer Pursuant to        76
             Rule 13a-14(a) or 15d -14(a) of the Securities
             Exchange Act of 1934, as Adopted Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

(31.2)       Certification of Chief Financial Officer Pursuant to        77
             Rule 13a-14(a) or 15d -14(a) of the Securities
             Exchange Act of 1934, as Adopted Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

(32.1)       Certification of Chief Executive Officer Pursuant to        78
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)       Certification of Chief Financial Officer Pursuant to        79
             18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002