Form 10-Q
period 2007-08-31
BEAR STEARNS COMPANIES INC
filed 2007-10-10
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended August 31, 2007

                                       or

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

      As of October 8, 2007, the latest practicable date, there were 115,461,065 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page

Available Information

PART I.        FINANCIAL INFORMATION                                       3

Item 1.        FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Statements of Income for
               the three months and nine months ended August
               31, 2007 and August 31, 2006                                4

               Condensed Consolidated Statements of Financial Condition
               as of August 31, 2007 and November 30, 2006                 5

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended August 31, 2007 and August        6
               31, 2006

               Notes to Condensed Consolidated Financial Statements        7

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM    33

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Introduction                                               34

               Certain Factors Affecting Results of Operations            34

               Forward-Looking Statements                                 35

               Executive Overview                                         35

               Results of Operations                                      37

               Liquidity and Capital Resources                            44

               Off-Balance-Sheet Arrangements                             54

               Derivative Financial Instruments                           54

               Critical Accounting Policies                               55

               Accounting and Reporting Developments                      58

               Effects of Inflation                                       59

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK                                                       60

Item 4.        CONTROLS AND PROCEDURES                                    64

PART II.       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                          65

Item 1A.       RISK FACTORS                                               67

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS                                                   68

Item 6         EXHIBITS                                                   69

Signature                                                                 70

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                                (Unaudited)                       (Unaudited)
                                                             Three Months Ended                Nine Months Ended
                                                      ---------------------------------------------------------------------
                                                        August 31,       August 31,       August 31,        August 31,
(in thousands, except share and per share data)            2007             2006             2007              2006
                                                      ---------------------------------------------------------------------

REVENUES

     Commissions                                      $       354,330  $       280,033   $      940,629   $      871,355
     Principal transactions                                   300,675        1,093,997        2,866,016        3,736,907
     Investment banking                                       277,046          283,507        1,031,496          939,510
     Interest and dividends                                 3,368,564        2,322,992        8,831,860        6,157,857
     Asset management and other income                         39,226          155,158          443,381          372,225
                                                      ---------------------------------------------------------------------
       Total revenues                                       4,339,841        4,135,687       14,113,382       12,077,854
     Interest expense                                       3,009,092        2,006,552        7,788,885        5,264,074
                                                      ---------------------------------------------------------------------
       Revenues, net of interest expense                    1,330,749        2,129,135        6,324,497        6,813,780
                                                      ---------------------------------------------------------------------

NON-INTEREST EXPENSES
     Employee compensation and benefits                       663,506        1,024,748        3,099,003        3,291,814
     Floor brokerage, exchange and clearance fees              79,515           58,621          199,507          168,485
     Communications and technology                            150,833          126,938          421,591          349,141
     Occupancy                                                 69,456           52,976          190,071          143,025
     Advertising and market development                        49,408           38,243          135,237          108,009
     Professional fees                                         91,018           78,110          252,181          197,451
     Impairment of goodwill and specialist rights                   -                -          227,457                -
     Other expenses                                            52,187           82,261          235,761          302,065
                                                      ---------------------------------------------------------------------
       Total non-interest expenses                          1,155,923        1,461,897        4,760,808        4,559,990
                                                      ---------------------------------------------------------------------

     Income before provision for income taxes                 174,826          667,238        1,563,689        2,253,790
     Provision for income taxes                                 3,528          229,682          476,926          762,745
                                                      ---------------------------------------------------------------------
     Net income                                       $       171,298  $       437,556   $    1,086,763   $    1,491,045
     Preferred stock dividends                                  5,201            5,316           15,715           16,106
                                                      ---------------------------------------------------------------------
     Net income applicable to common shares           $       166,097  $       432,240   $    1,071,048   $    1,474,939
                                                      =====================================================================

     Basic earnings per share                         $          1.30  $          3.34   $         8.35   $        11.38
     Diluted earnings per share                       $          1.16  $          3.02   $         7.54   $        10.28
                                                      =====================================================================

     Weighted average common shares outstanding:

         Basic                                            128,949,234      132,086,016      131,286,671      132,539,603
         Diluted                                          145,105,029      148,899,406      147,901,698      149,484,747
                                                      =====================================================================

     Cash dividends declared per common share         $          0.32  $          0.28   $         0.96   $         0.84
                                                      =====================================================================

     See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                August 31,           November 30,
        (in thousands, except share data)                                          2007                  2006
----------------------------------------------------------------------------------------------------------------------
        ASSETS

           Cash and cash equivalents                                         $     18,142,649      $      4,595,184
           Cash and securities deposited with clearing organizations or
             segregated in compliance with federal regulations                     13,459,786             8,803,684
           Securities received as collateral                                       18,300,579            19,648,241
           Collateralized agreements:
             Securities purchased under agreements to resell                       32,144,172            38,838,279
             Securities borrowed                                                   80,038,957            80,523,355

           Receivables:

             Customers                                                             34,369,392            29,481,799
             Brokers, dealers and others                                            7,895,074             6,119,348
             Interest and dividends                                                 1,055,863               744,542

           Financial instruments owned, at fair value                             126,869,828           109,200,487
           Financial instruments owned and pledged as collateral,
             at fair value                                                         15,004,024            15,967,964
                                                                             -----------------------------------------
           Total financial instruments owned, at fair value                       141,873,852           125,168,451

           Assets of variable interest entities and mortgage loan special
             purpose entities                                                      41,045,163            30,303,275

           Property, equipment and leasehold improvements, net of
             accumulated depreciation and amortization of $1,104,119
             and $1,152,279 as of  August 31, 2007 and November 30, 2006,
             respectively                                                             585,633               479,637

           Other assets                                                             8,179,867             5,726,800
                                                                             -----------------------------------------
           Total Assets                                                      $    397,090,987      $    350,432,595
                                                                             =========================================

        LIABILITIES AND STOCKHOLDERS' EQUITY

           Unsecured short-term borrowings                                   $     13,013,016      $     25,787,454
           Obligation to return securities received as collateral                  18,300,579            19,648,241
           Collateralized financings:
             Securities sold under agreements to repurchase                       103,130,600            69,749,675
             Securities loaned                                                      5,975,846            11,451,324
             Other secured borrowings                                              11,758,096             3,275,260

           Payables:

             Customers                                                             71,030,187            72,988,661
             Brokers, dealers and others                                            2,775,529             3,396,835
             Interest and dividends                                                 1,279,525             1,123,348
           Financial instruments sold, but not yet purchased, at fair value        47,605,670            42,256,544
           Liabilities of variable interest entities and mortgage loan
             special purpose entities                                              38,642,572            29,079,552
           Accrued employee compensation and benefits                               1,781,238             2,895,047
           Other liabilities and accrued expenses                                   3,646,682             2,081,354
           Long-term borrowings                                                    65,150,989            54,569,916
                                                                             -----------------------------------------
          Total Liabilities                                                  $    384,090,529      $    338,303,211
                                                                             =========================================

           Commitments and contingencies (Note 11)

        STOCKHOLDERS' EQUITY

           Preferred stock                                                            351,621               359,156
           Common stock, $1.00 par value; 500,000,000 shares authorized and
             184,805,847 shares issued as of both August 31, 2007 and
             November 30, 2006                                                        184,806               184,806
           Paid-in capital                                                          4,966,272             4,578,972
           Retained earnings                                                       10,338,196             9,384,595
           Employee stock compensation plans                                        2,498,963             2,066,401
           Treasury stock, at cost:
             Common stock: 69,441,720 and 67,396,876 shares as of August
             31, 2007 and November 30, 2006, respectively                          (5,339,400)           (4,444,546)
                                                                             -----------------------------------------
           Total Stockholders' Equity                                              13,000,458            12,129,384
                                                                             -----------------------------------------
           Total Liabilities and Stockholders' Equity                        $    397,090,987      $    350,432,595
                                                                             =========================================

        See Notes to Condensed Consolidated Financial Statements.

        Note: Certain prior period items have been reclassified to conform to the current period's presentation.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                     (Unaudited)
                                                                                  Nine Months Ended
                                                                          -------------------------------------
                                                                            August 31,          August 31,
(in thousands)                                                                 2007                2006
---------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $     1,086,763      $   1,491,045
    Adjustments to reconcile net income to cash used in operating activities:
        Non-cash items included in net income:
          Impairment of goodwill and specialist rights                            227,457                  -
          Depreciation and amortization                                           135,067            265,040
          Deferred income taxes                                                    (6,015)            (6,184)
          Employee stock compensation plans                                        14,224             15,211
    Changes in operating assets and liabilities:
      Cash and securities deposited with clearing organizations or
        segregated in compliance with federal regulations                      (4,656,102)        (3,575,682)
      Securities borrowed, net of securities loaned                            (4,991,080)       (11,021,822)
      Receivables from customers                                               (4,887,593)         3,285,244
      Receivables from brokers, dealers and others                             (1,775,726)        (2,069,215)
      Financial instruments owned, at fair value                              (18,310,462)       (15,889,956)
      Other assets                                                             (3,262,447)          (447,228)
      Securities sold under agreements to repurchase, net of
         securities purchased under agreements to resell                       40,075,032          2,932,333
      Payables to customers                                                    (1,958,474)         7,397,423
      Payables to brokers, dealers and others                                    (621,306)        (1,037,847)
      Financial instruments sold, but not yet purchased, at fair
         value                                                                  5,244,518          5,549,652
      Accrued employee compensation and benefits                                 (284,208)           466,265
      Other liabilities and accrued expenses                                    1,721,505            127,438
                                                                          -------------------------------------
           Cash provided by (used in) operating activities                      7,751,153        (12,518,283)
                                                                          -------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, equipment and leasehold improvements                (229,326)          (144,081)
                                                                          -------------------------------------
           Cash used in investing activities                                     (229,326)          (144,081)
                                                                          -------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for/proceeds from unsecured short-term borrowings, net         (12,774,438)         2,626,373
      Proceeds from other secured borrowings, net                               8,482,836          3,139,655
      Proceeds from issuance of long-term borrowings                           20,241,883         13,396,397
      Payments for retirement/repurchase of long-term borrowings               (8,979,750)        (7,574,980)
      Proceeds from issuances of derivatives with a financing
        element, net                                                              117,463            504,928
      Issuance of common stock                                                    136,022            228,326
      Cash retained resulting from tax deductibility under share-based
        payment arrangements                                                      236,343            321,432
      Redemption of preferred stock                                                (7,528)           (13,116)
      Treasury stock purchases - common stock                                  (1,296,971)          (982,695)
      Cash dividends paid                                                        (130,222)          (117,112)
                                                                          -------------------------------------
           Cash provided by financing activities                                6,025,638         11,529,208
                                                                          -------------------------------------
        Net increase (decrease) in cash and cash equivalents                   13,547,465        (1,133,156)
      Cash and cash equivalents, beginning of year                              4,595,184          5,859,133
                                                                          -------------------------------------
      Cash and cash equivalents, end of period                             $   18,142,649      $   4,725,977
                                                                          =====================================

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash payments for interest were $8.25 billion and $5.61 billion during the nine months ended August 31, 2007 and 2006, respectively.
        Cash payments for income taxes, net of refunds, were $522.7 million and $592.4 million for the nine months ended August 31, 2007 and 2006, respectively. Cash payments for income taxes, net of refunds, would have been $759.0 million and $913.8 million for the nine months ended August 31, 2007 and 2006, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management is comprised of the private client services ("PCS") and asset management areas. See Note 13, "Segment Data," in the Notes to Condensed Consolidated Financial Statements for a complete description of the Company's principal segments. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.("BS Forex"); EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; Bear Energy L.P.; and Bear Hunter Holdings LLC. The Company participates, through Bear Hunter Holdings LLC, in specialist activities on the New York Stock Exchange ("NYSE"), American Stock Exchange ("AMEX") and International Securities Exchange ("ISE").

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

      The Condensed Consolidated Statement of Financial Condition as of August 31, 2007, the Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2007 and 2006 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2006 and related information were derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

      The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to the Quarterly Report on Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These Condensed

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Consolidated Financial Statements should be read together with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006, as filed by the Company under the Securities Exchange Act of 1934, as amended ("Exchange Act") (the "Form 10-K").

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

      Revenue Recognition Policies

      Principal Transactions

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

      Mortgage Servicing Fees and Advances

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

      Commissions

      Commission revenues primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade date basis. The Company records its share of the commission under certain commission sharing arrangements where the Company is acting as agent for another broker, in accordance with EITF Statement No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Proprietary securities, futures and other derivative transactions are recorded on a trade date basis. Financial instruments owned and financial instruments sold, but not yet purchased, including contractual commitments arising pursuant to futures, forward and option contracts, interest rate swaps and other derivative contracts, are recorded at fair value.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Mortgage Servicing Assets

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

      Collateralized Securities Transactions

      Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Resulting interest income and expense is generally included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. Reverse repurchase agreements and repurchase agreements are presented in the Condensed Consolidated Statements of Financial Condition on a net-by-counterparty basis, where permitted by generally accepted accounting principles. It is the Company's general policy to take possession of securities or loans with a market value in excess of the principal amount loaned plus the accrued interest thereon, in order to collateralize reverse repurchase agreements. Similarly, the Company is generally required to provide securities or loans to counterparties to collateralize repurchase agreements. The Company's agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned. It is the Company's policy to value collateral and to obtain additional collateral, or to retrieve excess collateral from counterparties, when deemed appropriate.

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

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Comprehensive income was materially the same as net income for the Company for the three and nine months ended August 31, 2007 and 2006. Gains or losses resulting from foreign currency transactions are included in net income.

      Accounting and Reporting Developments

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN No. 48 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 may have on the Company's Condensed Consolidated Financial Statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying value and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS No. 159 effective December 1, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company's Condensed Consolidated Financial Statements.

      In April 2007, the FASB issued a Staff Position ("FSP") FIN No. 39-1, "Amendment of FASB Interpretation No. 39." FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with the Company's current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 will not have a material impact on the Company's Condensed Consolidated Financial Statements.

      In May 2007, the FASB issued FSP FIN No. 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46(R)-7 amends the scope of the exception to FIN No. 46(R) to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46(R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Certain of the Company's consolidated subsidiaries of the Company currently apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The Company is currently evaluating the impact, if any, that the adoption of this interpretation will have on the Company's Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). This SOP is effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SOP 07-1 may have on the Company's Condensed Consolidated Financial Statements.

2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:

                                                                                       August 31,       November 30,
      (in thousands)                                                                      2007              2006
----------------------------------------------------------------------------------------------------------------------

      FINANCIAL INSTRUMENTS OWNED, AT FAIR VALUE:
      U.S. government and agency                                                  $     3,756,119   $    6,136,191
      Other sovereign governments                                                         740,162        1,371,713
      Corporate equity and convertible debt                                            33,492,558       28,892,588
      Corporate debt and other                                                         33,260,396       32,551,665
      Mortgages, mortgage- and asset-backed                                            55,936,503       44,599,150
      Derivative financial instruments                                                 14,688,114       11,617,144
----------------------------------------------------------------------------------------------------------------------
                                                                                  $   141,873,852   $  125,168,451
======================================================================================================================

      FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED,  AT FAIR VALUE:
      U.S. government and agency                                                  $     6,010,008   $   11,724,095
      Other sovereign governments                                                       1,511,258        1,275,145
      Corporate equity and convertible debt                                            20,170,630       12,623,291
      Corporate debt and other                                                          5,490,411        4,449,880
      Mortgages, mortgage- and asset-backed                                               216,509          318,941
      Derivative financial instruments                                                 14,206,854       11,865,192
----------------------------------------------------------------------------------------------------------------------
                                                                                  $    47,605,670   $   42,256,544
======================================================================================================================

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      As of August 31, 2007 and November 30, 2006, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition.

      Financial instruments sold, but not yet purchased, at fair value represent obligations of the Company to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to repurchase such securities may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At August 31, 2007 and November 30, 2006, the Company's most significant concentrations were related to U.S. government and agency inventory positions, including those of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the U.S. government and agencies.

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

      In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Fair Value Measurements on a Recurring Basis as of August 31, 2007

                                                                                        Impact of     Balance as of
      (in thousands)                         Level 1       Level 2        Level 3        Netting      August 31, 2007
      ---------------------------------------------------------------------------------------------------------------
      Financial Instruments Owned, at
      fair value

        Non-Derivative Trading Inventory   $26,828,488   $ 85,731,730   $14,625,520   $           -   $ 127,185,738
        Derivative Trading Inventory         2,239,941    101,333,705     1,976,574     (90,862,106)     14,688,114
        Total Financial Instruments
          Owned, at fair value              29,068,429    187,065,435    16,602,094     (90,862,106)    141,873,852
      Other Assets                             727,734        945,233     3,652,000               -       5,324,967
      ---------------------------------------------------------------------------------------------------------------
      Total Assets at fair value           $29,796,163   $188,010,668   $20,254,094   $ (90,862,106)  $ 147,198,819
      ===============================================================================================================

                                                                                        Impact of     Balance as of
      (in thousands)                         Level 1       Level 2        Level 3        Netting      August 31, 2007
      ---------------------------------------------------------------------------------------------------------------
      Financial Instruments Sold But
        Not Yet Purchased, at fair value

        Non-Derivative Trading
          Inventory                        $24,962,782   $  8,428,347   $     7,687   $           -   $  33,398,816
        Derivative Trading Inventory         2,080,661     98,532,199     3,110,447     (89,516,453)     14,206,854
        Total Financial Instruments
          Sold But Not Yet Purchased,
          at fair value                     27,043,443    106,960,546     3,118,134     (89,516,453)     47,605,670
      Other Liabilities                         90,288      6,672,387     2,142,037               -       8,904,712
      ---------------------------------------------------------------------------------------------------------------
      Total Liabilities at fair value      $27,133,731   $113,632,933   $ 5,260,171   $ (89,516,453)  $  56,510,382
      ===============================================================================================================

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

      Other assets and other liabilities represent those financial assets and liabilities that the Company carries at fair value but are not included in "Financial instruments owned, at fair value" and "Financial instruments sold, but not yet purchased, at fair value" captions. Other assets includes certain items such as alternative investments, mortgage servicing rights, assets of VIEs and mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140. Other liabilities is primarily comprised of certain hybrid debt issuances accounted for at fair value as elected in accordance with SFAS No. 155. The impact on income before provision for income taxes and on net earnings due to changes in fair value pursuant to the election of SFAS No. 155 was $218.0 million and $125.0 million, respectively, net of certain direct expenses, for the three months ended August 31, 2007.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following tables provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

      Level 3 Financial Assets and Liabilities
      Nine months ended August 31, 2007

                                                                                                                       Changes in
                                                                                                                       Unrealized
                                     Beginning                                                                       Gains/(Losses)
                                      Balance       Total Gains/    Purchases,                                    relating to Assets
                                       as of          (Losses)      Issuances,    Transfers     Ending Balance       and Liabilities
                                    December 1,    (Realized and    Sales and     In/Out of    as of August 31,        held at the
(in thousands)                         2006         Unrealized)    Settlements     Level 3           2007            reporting date
------------------------------------------------------------------------------------------------------------------------------------
Non-Derivative Trading Assets       $  8,999,658   $     (541,636) $  5,944,717  $   222,781   $      14,625,520   $       (440,566)
Non Derivative Trading Liabilities  $   (190,141)  $       (2,739) $    111,229  $    73,964   $          (7,687)  $          2,201
Derivative Trading Inventory (Net)  $ (2,223,112)  $      (42,952) $  1,190,984  $   (58,793)  $      (1,133,873)  $        123,728
Other Assets                        $  2,836,060   $        2,607  $    615,326  $   198,007   $       3,652,000   $         63,964
Other Liabilities                   $ (3,514,847)  $      245,335  $  1,367,645  $  (240,170)  $      (2,142,037)  $        187,897
------------------------------------------------------------------------------------------------------------------------------------

         Level 3 Financial Assets and Liabilities
         Three months ended August 31, 2007

                                                                                                                      Changes in
                                                                                                                      Unrealized
                                                                                                                    Gains/(Losses)
                                     Beginning      Total Gains/    Purchases,                                    relating to Assets
                                     Balance as       (Losses)      Issuances,    Transfers    Ending Balance       and Liabilities
                                     of June 1,    (Realized and    Sales and     In/Out of   as of August 31,        held at the
(in thousands)                         2007         Unrealized)    Settlements     Level 3         2007             reporting date
------------------------------------------------------------------------------------------------------------------------------------
Non-Derivative Trading Assets       $  9,536,370   $     (255,411) $  5,153,759  $   190,802  $      14,625,520   $        (251,936)
Non Derivative Trading Liabilities  $   (150,610)  $       (7,942) $    150,369  $       496  $          (7,687)  $           2,241
Derivative Trading Inventory (Net)  $   (942,228)  $      449,672  $     87,879  $  (729,196) $      (1,133,873)  $         466,955
Other Assets                        $  3,626,461   $      (22,756) $     70,244  $   (21,949) $       3,652,000   $         (25,938)
Other Liabilities                   $ (2,918,142)  $      244,052  $    531,550  $       503  $      (2,142,037)  $         202,233
------------------------------------------------------------------------------------------------------------------------------------

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company's market-making and trading activities. The Company has similar controls in place to monitor these risks. SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether stand-alone or embedded within other contracts or securities (except in very defined circumstances) be carried on the Company's Condensed Consolidated Statements of Financial Condition at fair value. SFAS No. 133 also requires items designated as being fair value hedged to be marked to market for the risk being hedged, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for the hedging derivative and the hedged item for the risk being hedged is recognized in earnings immediately, such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three and nine months ended August 31, 2007 and 2006.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at August 31, 2007 and November 30, 2006 was approximately 140 days and 150 days, respectively. These retained interests are included in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

      The Company's securitization activities are detailed below:

                                                            Other
                                               Agency     Mortgage-
                                             Mortgage-   and Asset-
      (in billions)                            Backed      Backed      Total
      -------------------------------------------------------------------------
      Total securitizations
         Nine months ended August 31, 2007    $19.7        $64.4       $84.1
         Nine months ended August 31, 2006    $17.6        $73.9       $91.5
      Retained interests
        As of August 31, 2007                 $ 2.9        $ 6.7       $ 9.6 (1)
        As of November 30, 2006               $ 1.5        $ 4.1       $ 5.6 (2)
      -------------------------------------------------------------------------

      (1) Includes approximately $8.1 billion in investment-grade retained interests of which $6.2 billion is AAA rated.

      (2) Includes approximately $4.3 billion in investment-grade retained interests of which $3.0 billion is AAA rated.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the nine months ended August 31, 2007 and 2006:

                                                                Other
                                                  Agency      Mortgage-
                                                 Mortgage-       and
         (in millions)                             Backed   Asset-Backed  Total
      -------------------------------------------------------------------------
      Cash flows received from retained interests
         Nine months ended August 31, 2007         $156.9      $479.4     $636.3
         Nine months ended August 31, 2006         $208.4      $670.9     $879.3
      Cash flows from servicing
         Nine months ended August 31, 2007         $  0.4       $43.7      $44.1
         Nine months ended August 31, 2006         $  0.1       $55.9      $56.0
      -------------------------------------------------------------------------

      The Company is an active market maker in mortgage-backed securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests consider possible changes in prepayment speeds in response to changes in future interest rates, as well as potential credit losses. Prepayment speed changes are incorporated by calibrating the distribution of possible future interest rates to the observed levels of implied volatility in the market for interest rate options and generating the corresponding cash flows for the securities using prepayment models. Credit losses are considered through explicit loss models for positions exposed to significant default risk in the underlying collateral, and through option-adjusted spreads that also incorporate additional factors such as liquidity and model uncertainty for all positions. The models use discount rates that are based on the Treasury curve, plus the option-adjusted spread. Key points on the constant maturity Treasury curve at August 31, 2007 were 4.19% for 2-year Treasuries and 4.67% for 10-year Treasuries, and ranged from 4.02% to 4.90%. The weighted average spread was 13 basis points and 712 basis points for agency mortgage-backed securities and other mortgage- and asset-backed securities, respectively, at August 31, 2007.

      Key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at August 31, 2007 were as follows:

                                                                       Other
                                                      Agency         Mortgage-
                                                     Mortgage-         and
                                                      Backed       Asset-Backed
         -----------------------------------------------------------------------
         Weighted average life (years)                 8.3             6.8
         Average prepayment speeds (annual rate)     8% - 24%        7% - 36%
         Credit losses                                  -            0% - 40%
         -----------------------------------------------------------------------

      The following hypothetical sensitivity analysis as of August 31, 2007 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the corresponding effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment and other pertinent market factors. Changes in portfolio composition, updates to loss and prepayment models, and changes in the level of interest rates and market prices for retained interests, can combine to produce significant changes in the sensitivities reported even if aggregate market values do not change significantly. Actual credit losses on retained interests have not been significant.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                      Other
                                                         Agency     Mortgage-
                                                        Mortgage-      and
            (in millions)                                Backed    Asset-Backed
        -----------------------------------------------------------------------
        Interest rates
            Impact of 50 basis point adverse change   $    (87.6)     (134.6)
            Impact of 100 basis point adverse change      (176.5)     (238.3)
        -----------------------------------------------------------------------
        Prepayment speeds
            Impact of 10% adverse change                    (1.2)      (27.8)
            Impact of 20% adverse change                    (1.9)      (37.7)
        ------------------------------------------------------------------------
        Credit losses
            Impact of 10% adverse change                    (2.9)     (112.0)
            Impact of 20% adverse change                    (5.7)     (211.0)
        ------------------------------------------------------------------------

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

      The determination of fair value of the Company's MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in the Company's discounted cash flow model are based on empirical data drawn from the historical performance of the Company's MSRs, which the Company believes are consistent with assumptions used by market participants valuing similar MSRs. The key risks and therefore the key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rates. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The Company mitigates the income statement effect of changes in fair value of MSRs by entering into economic offsetting transactions.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      At August 31, 2007, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

         (in millions)                                      August 31,
                                                               2007
         ------------------------------------------------------------------
         Fair value of MSRs                               $     759.6

         Weighted average constant prepayment rate (CPR)        17.2%

         Impact on fair value of:

            5 CPR adverse change                          $     (71.0)
            10 CPR adverse change                              (129.7)

         Weighted average discount rate                         14.5%

         Impact on fair value of:

            5% adverse change                             $     (70.8)
            10% adverse change                                 (128.4)
         ------------------------------------------------------------------

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

      MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company's MSRs activities for the nine months ended August 31, 2007 was as follows:

                                                          Nine months ended
         -----------------------------------------------------------------------
                                                             August 31,
         (in millions)                                          2007
         -----------------------------------------------------------------------
         Balance, beginning of period                      $          502.0
         Additions                                                    230.8
         Paydowns                                                    (115.6)
         Changes in fair value resulting from changes
           in valuation inputs/assumptions                            142.4
         -----------------------------------------------------------------------
         Balance, end of period                            $          759.6
         =======================================================================

5.    VARIABLE INTEREST ENTITIES AND MORTGAGE LOAN SPECIAL PURPOSE ENTITIES

      The Company regularly creates or transacts with entities that may be variable interest entities (VIEs). These entities are an essential part of the Company's securitization, asset management and structured finance businesses. In addition, the Company purchases and sells financial instruments that may be variable interests. The Company follows the guidance in FIN No. 46(R) and consolidates those VIEs in which the Company is the primary beneficiary.

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

      The Company acts as portfolio manager in several collateralized debt obligation and collateralized loan obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to the Company's other assets. In addition, the Company may receive variable compensation for managing the portfolio and may also retain certain trust certificates. In certain of these transactions, these interests result in the Company becoming the primary beneficiary of these entities.

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

                           As of August 31, 2007      As of November 30, 2006
------------------------------------------------------------------------------
                                          Maximum                    Maximum
                                         Exposure                   Exposure
(in millions)              VIE Assets   to Loss (1)   VIE Assets   to Loss (1)
------------------------------------------------------------------------------

Mortgage Securitizations   $   37,363   $     1,269   $   28,984   $       762
Collateralized Debt and
Loan Obligations                2,459           437          685            48
Employee Funds(2)                 710           492          575           355
Distressed Debt                    72            72           59            59
Energy Investments                441           132           --            --
------------------------------------------------------------------------------
Total                      $   41,045   $     2,402   $   30,303   $     1,224
------------------------------------------------------------------------------

(1)   Represents the fair value of the Company's interest in these entities.

(2) Maximum exposure to loss includes loans the Company has made to employees who participate in the funds, for which the Company is in a second loss position.

Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations and collateralized loan obligations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs had assets of approximately $21.3 billion and $14.8 billion at August 31, 2007 and November 30, 2006, respectively. At August 31, 2007 and November 30, 2006, the Company's maximum exposure to loss from these entities was approximately $194.0 million and $163.2 million, respectively, which represents the fair value of its interests and are included in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition.

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

      At August 31, 2007 and November 30, 2006, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $283 billion and $286 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $184 billion and $190 billion were delivered, repledged or otherwise used at August 31, 2007 and November 30, 2006, respectively.

      The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $64 billion and $42 billion at August 31, 2007 and November 30, 2006, respectively.

7.    UNSECURED SHORT-TERM BORROWINGS

      The Company obtains unsecured short-term borrowings through the issuance of commercial paper, bank loans, medium term notes and other borrowings. The Company's unsecured short-term borrowings at August 31, 2007 and November 30, 2006 consisted of the following:

                                              August 31,   November 30,
      (in billions)                              2007          2006
      -----------------------------------------------------------------
      Commercial paper                        $      4.6   $       20.7
      Bank loans                                     3.6            1.7
      Medium term notes                              1.9            0.3
      Other borrowings                               2.9            3.1
      -----------------------------------------------------------------
      Total unsecured short-term borrowings   $     13.0   $       25.8
      =================================================================

      Note: Certain prior period amounts have been reclassified to conform to the current period's presentation.

      Committed Credit Facilities

      The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company, BSIL and Bear Stearns International Trading Limited ("BSIT") to borrow up to $4.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2008, with all loans outstanding at that date payable no later than February 2009. There were no borrowings outstanding under the Facility at August 31, 2007.

      The Company has a $1.5 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT, BSB and BS Forex. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2008, with all repos outstanding at that date payable no later than August 2009. There were no borrowings outstanding under the Repo Facility at August 31, 2007.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2007 with all loans outstanding at that date payable no later than December 2008. There were no borrowings outstanding under the Pan Asian Facility at August 31, 2007.

      The Company has a $450 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Tax Lien Facility terminates in March 2008 with all loans outstanding at that date payable no later than March 2009. There were no borrowings outstanding under the Tax Lien Facility at August 31, 2007.

      The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options, equities and auto loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2008. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $6.8 billion. At August 31, 2007, the borrowings outstanding under these committed credit facilities were approximately $4.9 billion.

8.    LONG-TERM BORROWINGS

      The Company's long-term borrowings (which have original maturities of at least 12 months) at August 31, 2007 and November 30, 2006 consisted of the following:

                                                   August 31,      November 30,
      (in billions)                                    2007            2006
      --------------------------------------------------------------------------
      Fixed rate notes due 2007 to 2047            $      25.03    $      22.52
      Floating rate notes due 2007 to 2046                31.59           23.23
      Index/equity/credit-linked notes                     8.53            8.82
      --------------------------------------------------------------------------
      Total long-term borrowings                   $      65.15    $      54.57
      ==========================================================================

      The Company's long-term borrowings include fair value adjustments as elected under SFAS No. 133 as well as hybrid financial instruments accounted for at fair value as elected under SFAS No. 155. During the nine months ended August 31, 2007, the Company issued and retired/repurchased $20.24 billion and $8.98 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4.2 years and 4.4 years at August 31, 2007 and November 30, 2006, respectively.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The computations of basic and diluted EPS are set forth below:

                                                            Three Months Ended        Nine Months Ended
------------------------------------------------------------------------------------------------------------
                                                        August 31,   August 31,    August 31,     August 31,
(in thousands, except per share amounts)                   2007         2006          2007           2006
------------------------------------------------------------------------------------------------------------
Net income                                              $ 171,298    $  437,556    $ 1,086,763    $1,491,045
Preferred stock dividends                                  (5,201)       (5,316)       (15,715)      (16,106)
Redemption of preferred stock                                   7            28              7            55
Income adjustment (net of tax) applicable to deferred
  compensation arrangements-vested shares                   1,198         8,793         25,324        33,166
------------------------------------------------------------------------------------------------------------
Net earnings used for basic EPS                           167,302       441,061      1,096,379     1,508,160
Income adjustment (net of tax) applicable to deferred
  compensation arrangements-nonvested shares                  944         8,057         18,659        28,523
------------------------------------------------------------------------------------------------------------
Net earnings used for diluted EPS                       $ 168,246    $  449,118    $ 1,115,038    $1,536,683
============================================================================================================

Total basic weighted average common
  shares outstanding (1)                                  128,949       132,086        131,287       132,540
------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
  Employee stock options                                    4,931         5,966          5,806         5,842
  CAP and restricted units                                 11,225        10,847         10,809        11,103
------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                           16,156        16,813         16,615        16,945
------------------------------------------------------------------------------------------------------------
Weighted average number of common shares                  145,105       148,899        147,902       149,485
  outstanding and dilutive potential common shares
============================================================================================================

Basic EPS                                               $    1.30    $     3.34    $      8.35    $    11.38
Diluted EPS                                             $    1.16    $     3.02    $      7.54    $    10.28
============================================================================================================

(1) Includes 12,698,950 and 12,949,398 vested units for the three months ended August 31, 2007 and 2006, respectively, and 13,155,134 and 12,059,414 vested units for the nine months ended August 31, 2007 and 2006, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

10.   REGULATORY REQUIREMENTS

      The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of August 31, 2007, the Company was in compliance with the CSE capital requirements.

      Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule ("Appendix E") which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At August 31, 2007, Bear Stearns' net capital of $3.52 billion exceeded the minimum requirement by $2.98 billion. Bear Stearns' net capital computation, as defined, includes $1.49 billion, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      At August 31, 2007, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

11.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At August 31, 2007, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years 2007 through 2011 and the aggregate amount thereafter, are as follows:

      (in millions)
      ----------------------------------------------
      FISCAL YEAR

      2007 (remaining)            $            31
      2008                                    129
      2009                                    123
      2010                                    123
      2011                                    134
      Thereafter                              746
      ----------------------------------------------
      Total                       $         1,286
      ==============================================

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $4.1 billion and $3.8 billion at August 31, 2007 and November 30, 2006, respectively. Of these amounts, approximately $713.7 million and $697.8 million of the credit risk was offset at August 31, 2007 and November 30, 2006, respectively. Lending-related commitments to non-investment-grade borrowers approximated $3.2 billion and $2.0 billion at August 31, 2007 and November 30, 2006, respectively. Of these amounts, approximately $240.4 million and $88.8 million of the credit risk was offset at August 31, 2007 and November 30, 2006, respectively.

      The Company also had contingent commitments to non-investment-grade companies of approximately $7.6 billion and $17.5 billion as of August 31, 2007 and November 30, 2006, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At August 31, 2007 and November 30, 2006, such commitments aggregated $1.18

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      billion and $788.3 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2017.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income and equity underwriting, the Company had commitments to purchase new issues of securities aggregating $124.2 million and $205.0 million, respectively, at August 31, 2007 and November 30, 2006.

      Commercial and Residential Loans

      The Company participates in the origination, acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At August 31, 2007 and November 30, 2006, the Company had entered into commitments to purchase or finance mortgage loans of $9.3 billion and $4.2 billion, respectively.

      Letters of Credit

      At August 31, 2007 and November 30, 2006, the Company was contingently liable for unsecured letters of credit of approximately $2.1 billion and $3.3 billion, respectively, and secured (by financial instruments) letters of credit of $1.6 billion and $1.3 billion, respectively. These letters of credit are primarily used to provide collateral for securities borrowed and to satisfy margin requirements at commodity/futures exchanges.

      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $141.2 million and $95.7 million, respectively, at August 31, 2007 and November 30, 2006.

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of August 31, 2007:

                                                                 Amount of Guarantee Expiration Per Period
                                                    --------------------------------------------------------------------
                                                    Less Than   One to Three   Three to Five   Greater than
      (in millions)                                 One Year       Years           Years        Five Years      Total
      -------------------------------------------   ---------   ------------   -------------   ------------   ----------
      Certain derivative contracts (notional) (1)   $ 442,675   $    440,547   $     737,662   $    657,553   $2,278,437
      Municipal securities                              3,627            203               -              -        3,830
      Residual value guarantee                              -              -             570              -          570

      (1) The gross carrying value of these derivatives approximated $40.33 billion as of August 31, 2007.

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

      Municipal Securities

      In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at August 31, 2007 was approximately $3.83 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related offsetting positions, approximating $3.81 billion at August 31, 2007.

      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 10, 2012 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of August 31, 2007, there was no expected shortfall and the maximum residual value guarantee was approximately $570 million.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Other Guarantees

      The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Therefore, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Financial Statements for these arrangements.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                             Three Months ended                      Nine Months ended
                                     ----------------------------------------------------------------------------
(in thousands)                       August 31, 2007    August 31, 2006       August 31, 2007   August 31, 2006
-----------------------------------------------------------------------------------------------------------------
NET REVENUES

Capital Markets
  Institutional Equities              $    718,994     $     471,006          $  1,774,332     $    1,531,395
  Fixed Income                             117,563           944,974             2,229,202          3,074,649
  Investment Banking                       211,227           231,501               871,197            805,310
-----------------------------------------------------------------------------------------------------------------
   Total Capital Markets                 1,047,784         1,647,481             4,874,731          5,411,354

Global Clearing Services                   331,937           255,407               924,280            806,003

Wealth Management

  Private Client Services (1)              147,500           128,089               440,919            387,759
  Asset Management                        (185,812)          104,587               117,461            222,662
-----------------------------------------------------------------------------------------------------------------
   Total Wealth Management                 (38,312)          232,676               558,380            610,421

Other (2)                                  (10,660)           (6,429)              (32,894)           (13,998)
-----------------------------------------------------------------------------------------------------------------

     Total net revenues               $  1,330,749     $   2,129,135          $  6,324,497     $    6,813,780
=================================================================================================================

PRE-TAX INCOME

Capital Markets                       $    241,931     $     580,234          $  1,355,169(4)  $    1,991,952
Global Clearing Services                   153,412            95,258               420,963            356,528
Wealth Management                         (226,511)           18,018              (126,293)            38,003
Other (3)                                    5,994           (26,272)              (86,150)          (132,693)
-----------------------------------------------------------------------------------------------------------------

     Total pre-tax income             $    174,826     $     667,238          $  1,563,689     $    2,253,790
=================================================================================================================

                                            Three Months ended                       Nine Months ended
                                    ----------------------------------------------------------------------------
                                        August 31,       August 31,          August 31, 2007   August 31, 2006
                                           2007             2006
                                    ----------------------------------       -----------------------------------
(1) Private Client Services detail:

    Gross revenues, before
       transfer to Capital Markets
       segment                        $    168,486     $     149,189         $     519,157     $      457,268
    Revenue transferred
       to Capital Markets segment          (20,986)          (21,100)              (78,238)           (69,509)
                                      --------------------------------       -----------------------------------
Private Client Services net revenues  $    147,500     $     128,089         $     440,919     $      387,759
                                      ================================       ===================================

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

                                                        As of
     --------------------------------------------------------------------
                                             August 31,     November 30,
     (in billions)                              2007            2006
     --------------------------------------------------------------------
     SEGMENT ASSETS

     Capital Markets                          $      255     $       240
     Global Clearing Services                        114              99
     Wealth Management                                 5               3
     Other                                            23               8
     --------------------------------------------------------------------
       Total segment assets                   $      397     $       350
     ====================================================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.      BUSINESS ACQUISITION

         On May 20, 2007, Bear Energy LP, a Houston-based, wholly owned subsidiary of the Company, signed a definitive agreement to acquire substantially all of the power-related and natural gas assets comprising the power trading business of Williams Power Company, Inc., an energy trading and marketing subsidiary of The Williams Companies, Inc. for cash consideration of $512 million, subject to adjustments specified in the Asset Purchase Agreement. The transaction, which is subject to regulatory and other approvals, is expected to close during the fiscal fourth quarter ending November 30, 2007. The results of operations of the power-related assets acquired will be included in the Company's Capital Markets segment.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries as of August 31, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended August 31, 2007 and 2006 and cash flows for the nine-month periods ended August 31, 2007 and 2006. These interim financial statements are the responsibility of The Bear Stearns Companies Inc.'s management.

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

      /s/ Deloitte & Touche LLP
      New York, New York
      October 9, 2007

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc. ("BS Forex"); EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; Bear Energy L.P.; and Bear Hunter Holdings LLC. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments:
Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three and nine months of 2007 and 2006 refer to the three and nine months ended August 31, 2007 and 2006, respectively, and all references to quarters are to the Company's fiscal quarters.

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

These and other factors can affect the Company's volume of new securities issuances, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and the ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of new securities issuances, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by it on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. For a further discussion of these risks and how the Company seeks to manage risks, see the "Risk Factors," "Risk Management" and "Liquidity and Capital Resources" sections of the Company's Annual Report on Form 10-K and the "Liquidity and Capital Resources" and "Risk Factors" sections in this Quarterly Report on Form 10-Q.

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

EXECUTIVE OVERVIEW

Summary of Results

The operating environment during the Company's quarter ended August 31, 2007 was extremely challenging. Weakness in the Company's fixed income and asset management businesses more than offset a record quarter for the Company's institutional equities and clearing businesses. The Company's revenues, net of interest expense ("net revenues") for the three months ended August 31, 2007 decreased 37.5% to $1.33 billion from $2.13 billion for the three months ended August 31, 2006, while pre-tax earnings decreased 73.8% during the same period. Pre-tax profit margins for the 2007 quarter decreased to 13.1% when compared with 31.3% in the 2006 quarter. Annualized return on average common equity was 5.3% for the quarter ended August 31, 2007 compared with 15.8% in the 2006 quarter.

Capital Markets net revenues for the 2007 quarter decreased compared with the 2006 quarter due to decreased net revenues from fixed income and investment banking, partially offset by record net revenues from institutional equities. Fixed income net revenues decreased significantly in the 2007 quarter from the 2006 quarter, due to extremely challenging U.S. mortgage and credit markets. The Company recognized approximately $700 million in net inventory markdowns during the 2007 quarter primarily related to losses experienced in the mortgage-related and leveraged finance areas. Mortgage revenues for the 2007 quarter reflected inventory markdowns in both whole loan collateral and residential and commercial mortgage-backed- securities. In addition, the large supply of pending leverage finance activity, together with investor concerns, served to reduce liquidity and price in the leverage finance market during the 2007 quarter. As a result, the Company recorded a markdown of approximately $250 million on our pipeline of leveraged finance commitments and loans. Credit and distressed trading revenues also decreased significantly in the 2007 quarter, as credit spreads widened dramatically as investors were concerned with the higher probability of corporate defaults. However, interest rate derivatives and foreign exchange revenues increased during the 2007 quarter as higher volatility in the global interest rate markets served to increase customer volumes. Institutional equities net revenues increased to record levels in the 2007 quarter from the 2006 quarter. Revenues from our international equity sales and trading increased, reflecting continued strength in both European and Asian equities. Additionally, revenues from domestic equity sales rose due to higher average trading volumes on the New York Stock Exchange ("NYSE") and market share gains. Structured equity net revenues also increased during the 2007 quarter compared with the 2006 quarter reflecting gains on the Company's structured notes portfolio. Partially offsetting these increases was a decrease in the risk arbitrage area, reflecting unfavorable market conditions. Revenues from specialist activities decreased in the 2007 quarter compared with the 2006 quarter resulting from the implementation of the NYSE Hybrid system. Energy related revenues also decreased in the 2007 quarter compared with the 2006 quarter as the 2006 quarter included significant gains from the monetization of certain energy properties. Investment banking net revenues decreased in the 2007 quarter compared with the 2006 quarter, reflecting less favorable market conditions for fixed income underwriting, resulting in decreased revenues from high yield and high grade underwriting revenues. Largely offsetting these decreases in fixed income underwriting revenues was an increase in equity underwriting revenues, reflecting a healthy U.S. equity environment. Merchant banking revenues decreased, reflecting net losses on the Company's portfolio of investments in the 2007 quarter compared with net gains in the 2006 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Clearing Services net revenues increased to record levels in the 2007 quarter compared with the 2006 quarter due to higher net interest revenues and commission revenues. Prime broker margin debt and customer short balances reached record levels during the 2007 quarter.

Wealth Management net revenues decreased during the 2007 quarter driven by a decrease in asset management net revenues, partially offset by an increase in Private Client Services ("PCS") net revenues. The 2007 quarter includes approximately $200 million of losses associated with the failure of the Bear Stearns Asset Management ("BSAM")-managed high grade funds. PCS revenues increased on growth in fee-based assets.

From a geographical perspective, net revenues from our international activities increased by 98.5% to $536.9 million.

Business Environment

Fiscal 2007 Quarter

The business environment during the Company's third fiscal quarter ended August 31, 2007 was characterized by a global credit crisis resulting primarily from concerns about sub-prime mortgages which created extremely difficult market conditions. These conditions resulted in greater volatility, less liquidity, widening credit spreads and a lack of price transparency. The unemployment rate was at 4.6% at the end of August 2007, reflecting a continued strong labor market. The Federal Reserve Board (the "Fed") met twice during the August 2007 quarter leaving the federal funds rate unchanged at 5.25%. However, the Fed acknowledged in its August 7th meeting that strains in the financial markets posed additional downside risks to economic growth.

Each of the major U.S. equity indices decreased during the 2007 quarter. The Standard & Poor's 500 Index ("S&P 500"), the Dow Jones Industrial Average ("DJIA"), and the National Association of Securities Dealers Automated Quotations ("NASDAQ") Composite Index ("NASDAQ Composite Index") decreased 3.7%, 2.0% and 0.3%, respectively, during the 2007 quarter. Average daily trading volume on the NYSE increased 8.6% while average daily trading volume on the NASDAQ increased 21.0% in the 2007 quarter, compared to the 2006 quarter. Industry-wide U.S.-announced M&A volumes increased 45.0% while industry-wide U.S.-completed M&A volumes increased 60.7% compared to the third quarter of 2006. Total equity issuance volumes increased 63.2% while initial public offering ("IPO") volumes increased 181.6% compared to the 2006 quarter.

Fixed income activity was adversely affected by the global credit crisis and significantly weaker U.S. mortgage markets during the 2007 quarter. Long-term interest rates, as measured by the 10-year Treasury bond, decreased during the 2007 quarter. The 10-year Treasury bond yield was 4.53% at the end of the 2007 quarter, down from 4.89% at the beginning of the quarter. Stricter underwriting standards resulted in a decrease in the level of non-agency loan originations. Overall U.S. mortgage-backed securities new issue volume increased 7.2% during the 2007 quarter compared with the results achieved in the 2006 quarter. Agency collateralized mortgage obligation ("CMO") security volumes increased approximately 8.3% industry-wide during the 2007 quarter from the levels reached in the 2006 quarter, while non-agency mortgage-backed origination volumes decreased approximately 19.4% industry-wide compared to the 2006 quarter.

Fiscal 2006 Quarter

The business environment during the third quarter ended August 31, 2006 was generally favorable due to a combination of factors including an expanding U.S. economy, low interest rates and low unemployment. The Fed met twice during the quarter and raised the federal funds rate from 5.00% to 5.25% during its first meeting and kept the federal funds rate unchanged at 5.25% at its second meeting citing moderating economic growth from its strong pace earlier in the year, a gradual cooling of the housing market and higher energy prices. In August 2006, the unemployment rate was at 4.7%, up from 4.6% at the end of the second quarter. Oil prices declined slightly to close at $70 a barrel at the end of August, down 1.4% from the prior quarter's close of $71 a barrel.

The major indices were all up during the third quarter of 2006. The DJIA, the NASDAQ Composite Index and the S&P 500 increased 1.9%, 0.2% and 2.7%, respectively. Average daily trading volume on the NASDAQ and NYSE increased 14.9% and 12.8%, respectively, in the 2006 quarter, compared to the 2005 quarter. Industry-wide U.S. announced M&A volumes increased 25.3% while industry-wide US-completed M&A volumes decreased 19.2% compared to the comparable prior year

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter. Total equity issuance volumes decreased 27.0% industry-wide while IPO volumes decreased 55.4% industry-wide compared to the 2005 quarter.

Fixed income activity continued to be robust during the 2006 quarter compared with the comparable prior year quarter despite the increase in short-term interest rates and a flattening yield curve. Long-term interest rates, as measured by the 10-year Treasury bond, decreased during the 2006 quarter. The 10-year Treasury bond yield decreased to 4.73% at the end of the 2006 quarter from 5.11% at the beginning of the quarter. The housing market experienced declines in refinancing and purchasing levels during the 2006 quarter. Overall, U.S. mortgage-backed securities new issue volume decreased 3.9% industry-wide during the 2006 quarter compared with the 2005 quarter. Agency CMO volumes increased 8.2%, while non-agency mortgage-backed and commercial mortgage-backed origination volumes decreased approximately 0.1% and 32.4%, respectively, industry-wide during the 2006 quarter from the levels reached in the 2005 quarter.

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company's financial results:

                                             Three Months Ended                        Nine Months Ended
                              ---------------------------------------------------------------------------------------
(in thousands, except per
share amounts, pre- tax
profit margin and return        August 31,     August 31,        %         August 31,      August 31,          %
on average common equity)          2007          2006        (Decrease)       2007            2006         (Decrease)
---------------------------------------------------------------------------------------------------------------------
Revenues, net of interest
  expense                     $   1,330,749    $2,129,135    (37.5%)      $  6,324,497    $   6,813,780          (7.2%)
Income before provision for
  income taxes                $     174,826    $  667,238    (73.8%)      $  1,563,689    $   2,253,790         (30.6%)
Net income                    $     171,298    $  437,556    (60.9%)      $  1,086,763    $   1,491,045         (27.1%)
Diluted earnings per share    $        1.16    $     3.02    (61.6%)      $       7.54    $       10.28         (26.7%)
Pre-tax profit margin                  13.1%         31.3%                        24.7%            33.1%
Return on average common
  equity (annualized)                   5.3%         15.8%                        11.7%            20.1%
---------------------------------------------------------------------------------------------------------------------

The results for the nine months ended 2007 includes a non-cash charge of $227.5 million or $0.88 per share (diluted), related to the write-off of intangible assets associated with our NYSE specialist activities.

The Company's commission revenues by reporting category were as follows:

                                         Three Months Ended                          Nine Months Ended
                              ---------------------------------------------------------------------------------------
                               August 31,     August 31,                  August 31,     August 31,     % Increase
(in thousands)                    2007           2006      % Increase        2007           2006        (Decrease)
---------------------------------------------------------------------------------------------------------------------
Institutional                 $     254,538   $  193,203         31.7%   $    660,109   $     587,179         12.4%
Clearance                            61,991       54,882         13.0%        172,450         176,685         (2.4%)
Retail                               37,801       31,948         18.3%        108,070         107,491          0.5%
---------------------------------------------------------------------------------------------------------------------
Total commissions             $     354,330   $  280,033         26.5%   $    940,629   $     871,355          8.0%
=====================================================================================================================

Institutional commissions increased 31.7% to $254.5 million for the 2007 quarter from $193.2 million for the comparable prior year quarter due to higher average trading volumes on both the NASDAQ and the NYSE. Clearance commissions increased 13.0% to $62.0 million for the 2007 quarter from $54.9 million for the comparable prior year quarter due to higher average trading volumes from prime broker and fully-disclosed clients. Retail commissions were $37.8 million in the 2007 quarter, up from $31.9 million in the 2006 quarter due to higher average trading volumes.

Institutional commissions increased 12.4% to $660.1 million for the 2007 period from $587.2 million for the comparable prior year period due to an increase in average trading volumes on the NASDAQ compared with the 2006 period. Clearance commissions decreased 2.4% to $172.5 million for the 2007 period from $176.7 million for the comparable prior year period reflecting lower average rates from prime brokerage clients and lower average trading volumes from fully-disclosed clients. Retail commissions increased by 0.5% to $108.1 million in the 2007 period from $107.5 million in the comparable prior year period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal transactions revenues by reporting category were as follows:

                                         Three Months Ended                          Nine Months Ended
                              ---------------------------------------------------------------------------------------
                               August 31,     August 31,   % Increase     August 31,     August 31,     % Increase
(in thousands)                    2007           2006      (Decrease)        2007           2006        (Decrease)
---------------------------------------------------------------------------------------------------------------------
Fixed income                  $    (179,123)   $  789,335           nm     $  1,601,444   $   2,655,886        (39.7%)
Equities                            479,798       304,662         57.5%       1,264,572       1,081,021         17.0%
---------------------------------------------------------------------------------------------------------------------
Total principal transactions  $     300,675    $1,093,997        (72.5%)   $  2,866,016   $   3,736,907        (23.3%)
=====================================================================================================================

nm - not meaningful

Fixed income revenues decreased to a loss of $179.1 million for the 2007 quarter from $789.3 million for the 2006 quarter, reflecting a loss in mortgage-related revenues due to inventory markdowns, partially offset by gains on various cash and derivative hedges. In addition, origination volumes were lower in the 2007 quarter compared with the 2006 quarter. Also contributing to the decline in fixed income net revenues were losses experienced in the leveraged finance area resulting from losses taken on the Company's leveraged finance pipeline as well as losses associated with the BSAM-managed high grade funds. Revenues derived from equities activities increased 57.5% to $479.8 million during the 2007 quarter from $304.7 million in the 2006 quarter primarily due to an increase in revenues from institutional equity sales and trading and structured equity products, partially offset by decreases in risk arbitrage, NYSE specialist and energy-related revenues.

Fixed income revenues decreased 39.7% to $1.60 billion for the year to date 2007 period from $2.66 billion for the comparable prior year period. Mortgage-related revenues decreased when compared to the 2006 period due to the more challenging U.S. mortgage market and the inventory markdowns occurring in the 2007 period. Leveraged finance revenues also decreased during the 2007 period when compared to the 2006 period primarily due to the valuation adjustments taken in the third quarter of 2007. Revenues derived from equities activities increased 17.0% to $1.26 billion during the nine months ended August 31, 2007 from $1.08 billion in the 2006 period due to an increase in net revenues from international equity sales and trading, structured equity products and risk arbitrage increased, partially offset by decreases in NYSE specialist and energy-related activities.

The Company's investment banking revenues by reporting category were as follows:

                                         Three Months Ended                          Nine Months Ended
                              ---------------------------------------------------------------------------------------
                                August 31,     August 31,   % Increase      August 31,      August 31,    % Increase
(in thousands)                     2007           2006      (Decrease)         2007            2006       (Decrease)
---------------------------------------------------------------------------------------------------------------------
Underwriting                  $      98,834    $   86,280         14.6%    $    416,450   $     349,779         19.1%
Advisory and other fees             207,598       187,334         10.8%         592,093         512,881         15.4%
Merchant banking                    (29,386)        9,893           nm           22,953          76,850        (70.1%)
---------------------------------------------------------------------------------------------------------------------
Total investment banking      $     277,046    $  283,507         (2.3%)   $  1,031,496   $     939,510          9.8%
=====================================================================================================================

nm - not meaningful

Equity underwriting revenues increased for the 2007 quarter, due to higher new issue volumes, partially offset by decreased revenues from high yield and high grade underwriting, due to less favorable market conditions. Advisory and other fees increased on higher levels of M&A fees and mortgage servicing fees. Merchant banking revenues decreased in the 2007 quarter compared with the 2006 quarter, as losses offset gains in the Company's portfolio of investments during the 2007 quarter.

Investment banking revenues increased 9.8% to $1.03 billion for the nine months ended August 31, 2007 from $939.5 million for the 2006 period, primarily due to higher equity underwriting revenues resulting from improved global equity market conditions. Advisory and other fees increased in the 2007 period compared with the 2006 period reflecting an improved M&A environment and an increase in mortgage servicing fees. Merchant banking revenues decreased in the 2007 period due to lower gains from the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

 Net interest revenues (interest and dividends revenue less interest expense) increased 13.6% to $359.5 million for the 2007 quarter from $316.4 million for the 2006 quarter and increased 16.7% to $1.04 billion for the nine months ended August 31,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 from $893.8 million for the 2006 period. The increase in net interest revenues was primarily attributable to higher average customer margin debt balances and customer short balances.

Asset management and other income revenues decreased 74.7% to $39.2 million for the 2007 quarter from $155.2 million for the 2006 quarter primarily due to losses associated with the BSAM-managed high-grade funds. Asset management and other income revenues increased 19.1% to $443.4 million for the nine months ended August 31, 2007 from $372.2 million for the 2006 period. These increases reflect growth in management fees on higher levels of traditional and alternative assets under management and growth in performance fees. PCS net revenues also increased due to higher levels of fee-based assets.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                   Three Months Ended                           Nine Months Ended
                                        -----------------------------------------------------------------------------------------
                                         August 31,     August 31,   % Increase      August 31,     August 31,     % Increase
(in thousands)                              2007           2006      (Decrease)         2007           2006        (Decrease)
---------------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits      $     663,506   $1,024,748        (35.3%)   $  3,099,003   $   3,291,814         (5.9%)
Floor brokerage, exchange and
  clearance fees                               79,515       58,621         35.6%         199,507         168,485         18.4%
Communications and technology                 150,833      126,938         18.8%         421,591         349,141         20.8%
Occupancy                                      69,456       52,976         31.1%         190,071         143,025         32.9%
Advertising and market development             49,408       38,243         29.2%         135,237         108,009         25.2%
Professional fees                              91,018       78,110         16.5%         252,181         197,451         27.7%
Impairment of goodwill and specialist
  rights                                            -            -            nm         227,457               -            nm
Other expenses                                 52,187       82,261        (36.6%)        235,761         302,065        (22.0%)
---------------------------------------------------------------------------------------------------------------------------------
Total non-interest expenses             $   1,155,923   $1,461,897        (20.9%)   $  4,760,808   $   4,559,990          4.4%

nm - not meaningful

Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including Capital Accumulation Plan ("CAP Plan") units, restricted stock units and option awards. Employee compensation and benefits decreased 35.3% to $663.5 million for the 2007 quarter from $1.02 billion for the 2006 quarter, and decreased 5.9% to $3.10 billion for the nine months ended August 31, 2007 from $3.29 billion for the nine months ended August 31, 2006, primarily due to lower compensation associated with the decrease in net revenues. Employee compensation and benefits as a percentage of net revenues increased to 49.9% for the 2007 quarter from 48.1% for the 2006 quarter, and increased to 49.0% for the nine months ended August 31, 2007 from 48.3% for the nine months ended August 31, 2006. Full-time employees increased to 15,516 at August 31, 2007 from 13,134 at August 31, 2006. The growth in headcount is primarily due to increased business activities and growth initiatives, both domestically and internationally.

Non-compensation expenses increased 12.6% to $492.4 million for the 2007 quarter from $437.1 million for the 2006 quarter and increased 31.0% to $1.66 billion for the nine months ended August 31, 2007 from $1.27 billion for the nine months ended August 31, 2006, primarily related to increased transaction related costs associated with higher business volumes and an increase in worldwide employee headcount. Non-compensation expenses as a percentage of net revenues increased to 37.0% for the 2007 quarter compared with 20.5% for the 2006 quarter, and increased to 26.3% for the nine months ended August 31, 2007 compared with 18.6% for the nine months ended August 31, 2006. Included in the 2007 nine month results was a non-cash charge of $227.5 million related to the write-off of intangible assets, representing goodwill and specialist rights, associated with the Company's NYSE specialist activities. Non-compensation expenses, excluding the non-cash charge, were $1.43 billion for the nine months ended August 31, 2007. Floor brokerage, exchange and clearance fees increased 35.6% and 18.4% for the three and nine months ended August 31, 2007, respectively, compared with the corresponding prior year periods, due to increased volumes and clearing house charges attributable to international growth of the Company. Communications and technology costs increased 18.8% and 20.8% for the three and nine months ended August 31, 2007, respectively, compared with the corresponding prior year periods, as increased head-count resulted in higher voice and market data-related costs as well as higher information technology consulting expenses. Occupancy costs increased 31.1% and 32.9% for the three and nine months ended August 31, 2007, respectively, compared with the corresponding prior year periods, reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue and other office locations in New York City. Advertising and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market development costs increased 29.2% and 25.2% for the three and nine months ended August 31, 2007, respectively, compared with the corresponding prior year periods, due to higher levels of client and deal related expenses. Professional fees increased 16.5% and 27.7% for the three and nine months ended August 31, 2007, respectively, compared with the corresponding prior year periods, due to higher levels of non-information technology consulting fees and employment agency fees. Other expenses decreased 36.6% and 22.0% for the three and nine months ended August 31, 2007, respectively, compared with the corresponding prior year periods. CAP Plan related costs decreased 87.3% to $3.8 million for the 2007 quarter from $29.5 million in the 2006 quarter, and decreased 28.7% to $77.0 million for the nine months ended August 31, 2007 from $108.0 million for the nine months ended August 31, 2006, reflecting the lower level of earnings. Pre-tax profit margin was 13.1% and 24.7% for the three and nine months ended August 31, 2007, respectively, versus 31.3% and 33.1% for the corresponding prior year periods. Excluding the $227.5 million non-cash charge associated with the write-off of intangible assets, pre-tax profit margin was 28.2% for the nine-months ended August 31, 2007.

The Company's effective tax rate decreased to 2.0% for the 2007 quarter from 34.4% for the 2006 quarter and decreased from 34.7% in the May 2007 quarter reflecting the significant decline in pre-tax earnings and relatively fixed level of tax preference items. The Company's effective tax rate for the nine months ended August 31, 2007 decreased to 30.5% from 33.8% in the comparable prior year period.

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

Capital Markets
---------------

                                            Three Months Ended                          Nine Months Ended
                              ---------------------------------------------------------------------------------------
                               August 31,     August 31,   % Increase      August 31,     August 31,     % Increase
(in thousands)                    2007           2006      (Decrease)         2007           2006        (Decrease)
---------------------------------------------------------------------------------------------------------------------
Net revenues
Institutional equities        $     718,994   $  471,006         52.7%    $  1,774,332   $   1,531,395         15.9%
Fixed income                        117,563      944,974        (87.6%)      2,229,202       3,074,649        (27.5%)
Investment banking                  211,227      231,501         (8.8%)        871,197         805,310          8.2%
---------------------------------------------------------------------------------------------------------------------
Total net revenues            $   1,047,784   $1,647,481        (36.4%)   $  4,874,731   $   5,411,354         (9.9%)
Pre-tax income                $     241,931   $  580,234        (58.3%)   $  1,355,169   $   1,991,952        (32.0%)
---------------------------------------------------------------------------------------------------------------------

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

Net revenues for Capital Markets decreased 36.4% to $1.05 billion for the 2007 quarter compared with $1.65 billion for the 2006 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Institutional equities net revenues for the 2007 quarter increased 52.7% to $719.0 million from $471.0 million for the comparable prior year quarter. International equity sales and trading revenues increased significantly, representing continued strength in our European and Asian equities on market share gains and increased customer volumes. Domestic equity sales revenues also increased on higher average trading volumes on the NYSE and market share gains. Additionally, structured equity products net revenues increased significantly in the 2007 quarter from the comparable prior year quarter primarily reflecting gains from the Company's structured notes portfolio. During the 2007 quarter, significant increases in the Company's credit spreads caused short positions to decline in value which resulted in net gains in the structured notes portfolio. Partially offsetting these increases were decreases in revenues from the risk arbitrage area, reflecting a decline in announced M&A activity. NYSE specialist activities also decreased significantly compared to the 2006 quarter due to the implementation of the NYSE Hybrid system. Energy related revenues decreased as the 2006 quarter included significant gains from the sale of certain commodity assets.

Fixed income net revenues decreased 87.6% to $117.6 million for the 2007 quarter from $945.0 million for the comparable prior year quarter. The Company recognized approximately $700 million in net inventory markdowns during the 2007 quarter related to losses in the residential mortgage and leveraged finance areas. Mortgage origination and trading volumes declined significantly in the 2007 quarter compared with the 2006 quarter. The inability to securitize and distribute mortgage assets served to exacerbate the impact of inventory markdowns on mortgage revenues. The repricing of credit risk by investors in the non-investment grade corporate debt market resulted in valuation adjustments taken on the Company's leveraged lending commitments. Distressed trading and credit trading revenues also decreased, as credit spreads widened during the 2007 quarter. Partially offsetting these decreases were record revenues from interest rates products, as higher volatility increased customer activity compared with the 2006 quarter.

Investment banking revenues decreased 8.8% to $211.2 million for the 2007 quarter from $231.5 million for the 2006 quarter. Underwriting revenues decreased 0.9% to $91.9 million for the 2007 quarter from $92.7 million for the 2006 quarter. Equity underwriting revenues increased, reflecting higher volumes of equity follow-on and convertible new issue offerings. These increases were offset by decreases in high grade and high yield underwriting, reflecting challenging market conditions. Advisory and other fees for the 2007 quarter increased 15.4% to $148.7 million from $128.9 million for the prior year quarter reflecting increased M&A fees due to an increase in customer activity. Merchant banking revenues decreased to a loss of $29.4 million in the 2007 quarter from $9.9 million during the 2006 quarter, as losses offset gains in the Company's portfolio of investments during the 2007 quarter.

Net revenues for Capital Markets decreased 9.9% to $4.87 billion for the nine months ended August 31, 2007 compared to $5.41 billion for the 2006 period.

Institutional equities net revenues for the 2007 period increased by 15.9% to $1.77 billion from the comparable prior year period. Revenues from the Company's structured equity products increased reflecting gains on the Company's structured notes portfolio. In addition, revenues from the Company's international equity sales and trading area increased, reflecting strength in European and Asian equities. The Company's risk arbitrage revenues also increased, reflecting higher levels of global announced M&A volumes. Partially offsetting these increases were decreases in revenues from the Company's specialist activities, due to the implementation of the NYSE Hybrid system. Energy related revenues also decreased in the 2007 period as the 2006 period included significant gains from the sale of certain commodity assets.

Fixed income net revenues decreased 27.5% to $2.23 billion for the 2007 period from $3.07 billion for the comparable prior year period. Mortgage-related revenues decreased significantly in the 2007 period, when compared to the prior year period due to weaker U.S. mortgage markets and challenges associated with the sub-prime mortgage sector. Dramatic spread widening in the August 2007 quarter served to reduce inventory values and activity levels. Leveraged finance revenues also decreased significantly during the 2007 period compared to the 2006 period, reflecting the challenging market conditions in the August 2007 quarter which resulted in market value adjustments on the Company's leveraged lending commitments. Partially offsetting these decreases was an increase in revenues from the Company's interest rates products, as global volatility and higher customer volumes served to increase interest rate product net revenues compared to the prior year period.

Investment banking revenues increased 8.2% to $871.2 million for the 2007 period from $805.3 million for the 2006 period. Underwriting revenues increased 21.6% to $459.8 million for the 2007 period from $378.2 million for the corresponding prior year period, as equity underwriting revenues increased, reflecting higher volumes of lead and co-managed and follow-on offerings as a result of improved global equity market conditions. Advisory and other fees for the 2007 period increased 10.9% to $388.5 million from $350.3 million for the 2006 period, reflecting an increase in M&A fees due to increased customer activity. Merchant banking revenues decreased to $22.9 million in the 2007 period from $76.8 million during the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 period, reflecting lower gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Global Clearing Services
------------------------

                                             Three Months Ended                          Nine Months Ended
                              -------------------------------------------------------------------------------------
                               August 31,     August 31,                  August 31,     August 31,
(in thousands)                    2007           2006      % Increase        2007           2006        % Increase
-------------------------------------------------------------------------------------------------------------------
Net revenues                  $     331,937   $  255,407         30.0%   $    924,280   $     806,003         14.7%
Pre-tax income                $     153,412   $   95,258         61.0%   $    420,963   $     356,528         18.1%
-------------------------------------------------------------------------------------------------------------------

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At August 31, 2007 and 2006, the Company held approximately $283.8 billion and $274.4 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services increased 30.0% to $331.9 million for the 2007 quarter from $255.4 million in the 2006 quarter and increased 14.7% to $924.3 million for the nine months ended August 31, 2007 from $806.0 million in the 2006 period. Net interest revenues increased 34.7% to $259.0 million for the 2007 quarter from $192.3 million for the 2006 quarter and increased 20.0% to $718.0 million for the nine months ended August 31, 2007 from $598.4 million for the prior year period, on higher average customer margin debt balances and customer short balances. Commissions and other revenues increased 15.5% to $72.9 million for the 2007 quarter from $63.1 million for the 2006 quarter reflecting higher trading volumes from both prime brokerage and fully-disclosed clients. Commissions and other revenues slightly decreased 0.7% to $206.2 million for the nine months ended August 31, 2007 from $207.6 million for the 2006 period, reflecting lower average rates from prime brokerage clients as well as lower trading volumes from fully-disclosed clients. Pre-tax income increased 61.0% to $153.4 million for the 2007 quarter from $95.3 million for the 2006 quarter and increased 18.1% to $421.0 million for the nine months ended August 31, 2007 from $356.5 million for the 2006 period. Pre-tax profit margin was 46.2% for the 2007 quarter compared with 37.3% for the 2006 quarter and 45.5% for the nine months ended August 31, 2007 compared with 44.2% for the 2006 period.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:

                                                  Three Months ended            Nine Months ended
                                               ------------------------------------------------------
                                               August 31,     August 31,    August 31,     August 31,
(in billions)                                     2007           2006          2007           2006
-----------------------------------------------------------------------------------------------------
Margin debt balances, average for period        $  102.2       $   68.8      $   93.0     $    67.2
Margin debt balances, at period end                 85.2           68.9          85.2          68.9
Customer short balances, average for period        102.2           82.1          99.3          80.2
Customer short balances, at period end              81.9           85.6          81.9          85.6
Securities borrowed, average for period             69.7           54.7          65.4          54.1
Securities borrowed, at period end                  59.5           53.1          59.5          53.1
Free credit balances, average for period            38.4           35.9          36.7          32.2
Free credit balances, at period end                 35.8           36.5          35.8          36.5
Equity held in client accounts, at period end      283.8          274.4         283.8         274.4
-----------------------------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management
-----------------

                                          Three Months Ended                           Nine Months Ended
                               ----------------------------------------------------------------------------------------
                               August 31,      August 31,     % Increase   August 31,      August 31,       % Increase
(in thousands)                    2007            2006        (Decrease)      2007            2006          (Decrease)
-----------------------------------------------------------------------------------------------------------------------
Private client services
  revenues                    $     168,486    $  149,189          12.9%  $    519,157    $     457,268          13.5%

Revenue transferred to
Capital Markets
segment                             (20,986)      (21,100)         (0.5%)      (78,238)         (69,509)         12.6%

   Private client services
     net revenues                   147,500       128,089          15.2%       440,919          387,759          13.7%
   Asset management                (185,812)      104,587            nm        117,461          222,662         (47.2%)

Total net revenues            $     (38,312)   $  232,676            nm   $    558,380    $     610,421          (8.5%)
Pre-tax income                $    (226,511)   $   18,018            nm   $   (126,293)   $      38,003            nm
-----------------------------------------------------------------------------------------------------------------------

nm - not meaningful

Note: Certain prior period items have been reclassified to conform to the current period's presentation.

The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At August 31, 2007, PCS had approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States and abroad.

Net revenues for Wealth Management decreased to a loss of $38.3 million for the 2007 quarter from $232.7 million for the 2006 quarter and decreased 8.5% to $558.4 million for the nine months ended August 31, 2007 from $610.4 million for the 2006 period. Asset management revenues had a loss of $185.8 million for the 2007 quarter compared to revenues of $104.6 million for the 2006 quarter and decreased 47.2% to $117.5 million for the nine months ended August 31, 2007 from $222.7 million for the 2006 period. These results were due to problems associated with the Bear Stearns High-Grade Structured Credit Strategies Fund ("High-Grade Fund") and the Bear Stearns High-Grade Structured Credit Strategies Enhanced Leveraged Fund (collectively the "Funds"). Included in the 2007 quarter results are losses of approximately $200 million representing the write-off of the Company's investment and fees receivable from the Funds, losses from the closure of the $1.6 billion secured financing agreement provided to the High-Grade Fund and other directly related expenses. In addition, weaker operating performances from the Company's alternative investment products resulted in the reversal of previously accrued performance fees and losses on various hedge fund investments. Excluding the impact of losses in the Funds, asset management revenues were up 28.6% to $286.3 million for the nine months ended August 31, 2007 compared with the 2006 period, reflecting growth in both management and performance fees. PCS net revenues increased 15.2% to $147.5 million for the 2007 quarter from $128.1 million for the 2006 quarter and increased 13.7% to $440.9 million for the nine months ended August 31, 2007 from $387.8 million for the 2006 period, reflecting higher levels of fee-based income and commissions.

While asset management revenues declined significantly during the 2007 quarter, reflecting losses associated with the Funds, total assets under management were $57.8 billion at August 31, 2007, reflecting a 15.1% increase from $50.2 billion in assets under management at August 31, 2006. The increase in assets under management is due to the growth in traditional equity assets and alternative products, attributable to both market appreciation and net inflows. Assets under management at August 31, 2007 include $8.9 billion of assets from alternative investment products, an increase from $7.4 billion at August 31, 2006.

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

The Company's total assets at August 31, 2007 increased to $397.1 billion from $350.4 billion at November 30, 2006. The increase was primarily attributable to increases in financial instruments owned, assets of variable interest entities and mortgage loan special purpose entities, cash and cash equivalents, and customer receivables partially offset by a decrease in securities purchased under agreements to resell. The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $78.2 billion at August 31, 2007 from $66.7 billion at November 30, 2006. This change was primarily due to a net increase in long-term debt.

The Company's total capital base as of August 31, 2007 and November 30, 2006 was as follows:

                                    August 31,         November 30,
(in millions)                         2007                2006
-------------------------------------------------------------------
Long-term borrowings:
Senior debt                     $      63,888.5      $  53,307.4
Subordinated debt (1)                   1,262.5          1,262.5
-------------------------------------------------------------------
  Total long-term borrowings    $      65,151.0      $  54,569.9
Stockholders' equity:
Preferred stockholders' equity  $         351.6      $     359.2
Common stockholders' equity            12,648.9         11,770.2
-------------------------------------------------------------------
  Total stockholders' equity    $      13,000.5      $  12,129.4
-------------------------------------------------------------------
   Total capital                $      78,151.5      $  66,699.3
===================================================================

(1) Includes $1.0 billion in subordinated debt issued by the Company and $262.5 million in junior subordinated deferrable interest debentures ("Debentures") issued by the Company and held by Bear Stearns Capital Trust III ("Capital Trust III") at August 31, 2007 and November 30, 2006.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the nature of the Company's market-making and customer-financing activity, the overall size of the balance sheet fluctuates from time to time. The Company's total assets at each quarter end are typically lower than would be observed on an average basis. At the end of each quarter, the Company typically uses excess cash to finance high-quality, highly liquid securities inventory that otherwise would be funded via the repurchase agreement market. In addition, the Company reduces its matched book repurchase and reverse repurchase activities at quarter end. Finally, the Company may reduce the aggregate level of inventories through ordinary course, open market activities in the most liquid portions of the balance sheet, which are principally U.S. government and agency securities and agency mortgage pass-through securities. At August 31, 2007, total assets of $397.1 billion were approximately 9.1% lower than the average of the month-end balances observed over the trailing 12-month period, while total assets at November 30, 2006 were approximately 0.5% higher than the average of the month-end balances over the trailing 12-months prior. Despite reduced total assets at each quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

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


  (in millions, except ratios)                             August 31, 2007       November 30, 2006
---------------------------------------------------------------------------------------------------

  Total assets                                             $       397,091       $       350,433
    Deduct:
      Cash and securities deposited with clearing
        organizations or segregated in compliance
          with federal regulations                                  13,460                 8,804
      Securities purchased under agreements to resell               32,144                38,838
      Securities received as collateral                             18,301                19,648
      Securities borrowed                                           80,039                80,523
      Receivables from customers                                    34,369                29,482
      Assets of variable interest entities and
        Mortgage loan special purpose entities, net                 38,643                29,080
      Goodwill & intangible assets                                      91                   383
---------------------------------------------------------------------------------------------------
  Subtotal                                                         180,044               143,675
---------------------------------------------------------------------------------------------------

    Add:
      Financial instruments sold, but not yet purchased             47,606                42,256
    Deduct:
      Derivative financial instruments                              14,207                11,865
---------------------------------------------------------------------------------------------------
  Net adjusted assets                                      $       213,443       $       174,066
===================================================================================================

  Stockholders' equity
      Common equity                                        $        12,648       $        11,770
      Preferred stock                                                  352                   359
      Stock-based compensation                                           -                   816(1)
---------------------------------------------------------------------------------------------------
  Total stockholders' equity                               $        13,000       $        12,945
---------------------------------------------------------------------------------------------------

    Add:

      Trust preferred equity                                           263                   263
---------------------------------------------------------------------------------------------------
  Subtotal - leverage equity                                        13,263                13,208
---------------------------------------------------------------------------------------------------

    Deduct:

      Goodwill & intangible assets                                      91                   383
---------------------------------------------------------------------------------------------------
  Tangible equity capital                                  $        13,172                12,825
===================================================================================================

  Gross leverage                                                     29.9                  26.5
  Net adjusted leverage                                              16.2                  13.6
---------------------------------------------------------------------------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding Strategy & Liquidity Risk Management
--------------------------------------------

General Funding Strategy

Liquidity is extraordinarily important for financial services firms in general and for securities firms such as the Company in particular, given their reliance on market confidence. The Company's overall objective and general funding strategy seeks to ensure liquidity and diversity of funding sources to meet the Company's financing needs at all times and under all market environments. In financing its balance sheet, the Company attempts to maximize its use of secured funding. Short-term sources of cash consist principally of collateralized borrowings, including repurchase transactions, sell/buy arrangements, securities lending arrangements and customer short balances. Short-term unsecured funding sources expose the Company to rollover risk, as providers of credit are not obligated to refinance the instruments at maturity. For this reason, the Company seeks to prudently manage its reliance on short-term unsecured borrowings by maintaining an adequate total capital base in combination with extensive use of secured funding and the maintenance of a liquidity pool at the parent company. In addition to this strategy, the Company places emphasis on diversification by product, geography, maturity and instrument in order to further ensure prudent, moderate usage of more credit-sensitive, potentially less stable, funding. Short-term unsecured funding sources include commercial paper, medium-term notes and bank borrowings, which generally have maturities ranging from overnight to one year. The Company views its secured funding as inherently less credit sensitive and therefore a more stable source of funding due to the collateralized nature of the borrowing.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of August 31, 2007, the market value of eligible unencumbered, unhypothecated financial instruments owned by the Company was approximately $20.9 billion with a borrowing value of $17.7 billion. The assets are primarily comprised of mortgage- and asset-backed securities, investment grade municipal and corporate bonds, equities and residential and commercial mortgage whole loans. The average advance rate on these different asset types ranges from 57% to 98% and, as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company-owned securities, has averaged 143% over the previous ten months of fiscal 2007 (inclusive of November
2006), including the Company's $4.0 billion unused committed unsecured bank credit, and 132%, excluding the committed unsecured revolving credit facility. On this same basis, the liquidity ratio as of August 31, 2007 was 157% and 139%, respectively.

While The Bear Stearns Companies Inc. ("Parent Company") is the primary issuer of unsecured debt in the marketplace, the collateral referred to in the preceding paragraph is held in various subsidiaries, both regulated and unregulated. A subsidiary's legal entity status and the Company's intercompany funding structure may constrain liquidity available to the Parent Company, as regulators may prevent the flow of funds and/or securities from a regulated subsidiary to its parent company or other subsidiaries. In recognition of this potential for liquidity to be trapped in subsidiaries, the Company maintains a minimum of $5.0 billion of liquidity immediately accessible by the Parent Company at all times. This liquidity pool can take the form of cash deposits and money market instruments that are held at the Parent Company level and high-quality collateral (corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the Parent Company Liquidity Pool, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. As of August 31, 2007 the Parent Company Liquidity Pool was $13.6 billion comprised entirely of short term money funds, bank deposits and short term high quality money market investments. As of September 19, 2007, the Parent Company Liquidity Pool had increased to a record level of $19.0 billion. In addition to this immediately available liquidity, the Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of August 31, 2007, approximately $7.1 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus likely to be available to the Parent Company. The remaining $13.8 billion market value of unencumbered securities was held in regulated entities, a portion of which may not be available to provide liquidity to the Parent Company.

The cash capital framework is utilized to evaluate the Company's long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company's assets is determined on a regular basis. For purposes of broadly classifying the drivers of cash capital requirements, cash capital usage can be delineated across two very broad categories as (1) firmwide haircuts and (2) illiquid assets/long-term investments. More precisely, the Company holds cash capital to support longer-term funding requirements, including, but not limited to, the following:

o That portion of financial instruments owned that cannot be funded on a secured basis (i.e., the haircuts);
o Margin loans and resale principal in excess of the borrowing value of collateral received;
o Operational cash deposits required to support the regular activities of the Company (e.g., exchange initial margin);
o    Unfunded committed funding obligations, such as corporate loan commitments;
o Less liquid and illiquid assets, such as mutual funds, restricted securities and fixed assets;
o Uncollatralized funded loans and funded loans secured by illiquid and/or non-rehypothecatable collateral;
o    Merchant banking assets and other long-term investments; and
o Regulatory capital in excess of a regulated entity's cash capital based longer-term funding requirements.

At August 31, 2007, the Company's net cash capital position was $2.8 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm with a recently established target for positive net cash capital of $2.0 billion. Over the previous ten months of fiscal year 2007 (inclusive of November 2006), the Company's total cash capital requirement, cash capital intensity ratio (average haircut), and net cash capital position have averaged $66.3 billion, 16.5% and $553 million, respectively.

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

With respect to the management of refinancing risk, the maturity profile of the long-term debt portfolio of the Company is monitored on an ongoing basis and structured within the context of two diversification guidelines. The Company has a general guideline of no more than 20% of its long-term debt portfolio maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. The Company continued to meet these guidelines at the end of the quarter ended August 31, 2007. As of August 31, 2007, the weighted average maturity of the Company's long-term debt was 4.2 years.

Committed Credit Facilities

The Company has a committed revolving credit facility ("Facility") totaling $4.0 billion, which permits borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility also allows the Parent Company, BSIL and Bear Stearns International Trading Limited ("BSIT") to borrow up to $4.0 billion of the Facility on an unsecured basis. Secured borrowings can be collateralized by both investment-grade and non-investment-grade financial instruments as the Facility provides for defined advance rates on a wide range of financial instruments eligible to be pledged. The Facility contains financial covenants, the most significant of which require maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Facility terminates in February 2008, with all loans outstanding at that date payable no later than February 2009. There were no borrowings outstanding under the Facility at August 31, 2007.

The Company has a $1.5 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT, BSB and BS Forex. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2008, with all repos outstanding at that date payable no later than August 2009. There were no borrowings outstanding under the Repo Facility at August 31, 2007.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2007 with all loans outstanding at that date payable no later than December 2008. There were no borrowings outstanding under the Pan Asian Facility at August 31, 2007.

The Company has a $450 million committed revolving credit facility ("Tax Lien Facility"), which permits borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Tax Lien Facility terminates in March 2008 with all loans outstanding at that date payable no later than March 2009. There were no borrowings outstanding under the Tax Lien Facility at August 31, 2007.

The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options, equities and auto loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2008. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $6.8 billion. At August 31, 2007, the borrowings outstanding under these committed credit facilities were approximately $4.9 billion.

Capital Resources
-----------------

The Parent Company, operating as the centralized unsecured funding arm of the Company, raises the vast majority of the Company's unsecured debt, including both commercial paper and long-term debt. The Parent Company is thus the "central bank" of the Company, where all capital is held and from which capital is deployed. The Parent Company advances funds in the form of debt or equity to subsidiaries to meet their operating funding needs and regulatory capital requirements. In addition to the primary regulated subsidiaries, the Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Custodial Trust Company, Bear Stearns Financial Products

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex, EMC Mortgage Corporation and Bear Stearns Commercial Mortgage, Inc. and Bear Hunter Holdings LLC. In connection with all of the Company's operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances.

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At August 31, 2007, the Parent Company's equity investment in subsidiaries was $8.8 billion versus common stockholders' equity and preferred equity of $12.6 billion and $351.6 million, respectively. As such, at August 31, 2007, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was approximately 0.70 based on common equity and 0.68 including preferred equity. At November 30, 2006, these measures were
0.67 based on common equity and 0.65 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $11.6 billion at August 31, 2007, are funded with long-term debt issued by the Company, having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

Long-term debt totaling $56.0 billion and $48.1 billion had remaining maturities beyond one year at August 31, 2007 and November 30, 2006, respectively. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated U.S. registered offerings, U.S.-registered and 144A medium-term note programs, other U.S. and non-U.S. bond and note offerings and other methods. The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and the Company's market share and competitive position in the business segments in which it operates. Material deterioration in any one or a combination of these factors could result in a downgrade of the Company's credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in the Company's credit ratings could also trigger incremental collateral requirements, predominantly in the over-the-counter derivatives market. As of August 31, 2007, a downgrade by either Moody's Investors Service or Standard & Poor's in the Company's long-term credit ratings to the level of A3 or A- (i.e., two notches) would have resulted in the Company being required to post $113.6 million in additional collateral pursuant to contractual arrangements for outstanding over-the-counter derivatives contracts. A downgrade to Baa1 or BBB+ (i.e., three notches) would have resulted in the Company being required to post an additional $391.8 million in collateral.

At August 31, 2007, the Company's long-term/short-term debt ratings were as follows:


                                                  Long-Term Rating      Short-Term Rating
------------------------------------------------------------------------------------------
Dominion Bond Rating Service Limited                   A(high)             R-1 (middle)
Fitch Ratings                                            A+                    F1+
Japan Credit Rating Agency, Ltd.                         AA                     NR
Moody's Investors Service                                A1                    P-1
Rating & Investment Information, Inc.                    AA-                    NR
Standard & Poor's Ratings Services                       A+                    A-1
------------------------------------------------------------------------------------------
NR - does not assign a short-term rating

In June 2007, the four major rating agencies, Standard & Poor's Ratings Services (S&P), Moody's Investors Services (Moody's), Fitch Ratings (Fitch), and Dominion Bond Rating Service Limited (DBRS), affirmed the ratings of the Bear Stearns Companies Inc. in individual press releases. In addition to affirming the Company's ratings, DBRS also confirmed the Positive trend on the ratings. Citing the recent difficulties faced by two hedge funds managed by Bear Stearns Asset Management (BSAM), the four rating agencies generally stated that the Company has the financial capacity and ample liquidity to provide support for the High-Grade Structured Credit Strategies Fund (High-Grade Fund), while continuing to work with creditors and counterparties of the High-Grade Structured Credit Strategies Enhanced Leverage Fund (Enhanced Fund) to reduce leverage and improve liquidity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequently, in August and September 2007, Moody's issued separate reports reaffirming the Company's ratings and in September 2007, DBRS confirmed both the Company's ratings and Positive trend in a press release. In August 2007, S&P made the decision to change its outlook on the firm to "Negative" from "Stable". This decision was primarily based on reputational issues relating to the BSAM hedge funds. S&P reiterated that they believe Bear Stearns liquidity to be strong and reaffirmed the credit ratings.

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

On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. During the quarter ended August 31, 2007, the Company purchased under the current authorization a total of approximately 3.5 million shares at a cost of $491.0 million. On September 18, 2007, the Board of Directors approved an amendment to the Repurchase Program authorizing the purchase of up to $2.5 billion of common stock in fiscal 2007 and beyond. The amendment supersedes the previous $2.0 billion authorization, under which the Company had acquired approximately $1.3 billion of common stock. The Repurchase Program will be used to acquire shares of common stock for the Company's employee stock compensation plans and for up to $1.0 billion in corporate share repurchases.

Pursuant to a $200 million CAP Plan Earnings Purchase Authorization ("CAP Authorization"), which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006, during the quarter ended August 31, 2007, the Company purchased a total of 26,843 shares of its common stock at a total cost of $3.8 million. Approximately $123.0 million was available to be purchased under the CAP Authorization as of August 31, 2007.

Cash Flows
----------

Cash and cash equivalents increased $13.55 billion to $18.14 billion at August 31, 2007 from $4.60 billion at November 30, 2006. Cash provided by operating activities was $7.75 billion, primarily attributable to the increase in securities sold under agreements to repurchase, net of securities purchased under agreements to resell, and financial instruments sold, but not yet purchased, at fair value, partially offset by the increase in financial instruments owned, at fair value, securities borrowed, net of securities loaned, receivables from customers and cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $229.3 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $6.03 billion reflected net proceeds from the issuance of long-term borrowings of $20.24 billion and net proceeds relating to other secured borrowings of $8.48 billion, primarily to fund normal operating activities. This was partially offset by net payments for unsecured short-term borrowings of $12.77 billion and the retirement/repurchase of long-term borrowings of $8.98 billion. Treasury stock purchases of $1.30 billion were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

Cash and cash equivalents decreased $1.13 billion to $4.73 billion at August 31, 2006 from $5.86 billion at November 30, 2005. Cash used in operating activities increased to $12.52 billion, primarily attributable to increases in financial instruments owned, at fair value, and securities borrowed, net of securities loaned, partially offset by increases in payable to customers and financial instruments sold, but not yet purchased, at fair value, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $144.1 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $11.53 billion reflected net proceeds from unsecured long-term borrowings of $13.40 billion, net proceeds from the issuance of short-term borrowings of $2.63 billion and net proceeds relating to other secured borrowings of $3.14 billion, primarily to fund normal operating activities. This was partially offset by payments for the retirement/repurchase of long-term borrowings of $7.57 billion. Treasury stock purchases of $982.7 million were made to provide for the annual grant of CAP Plan units, restricted stock units and stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Subsidiaries
----------------------

The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of August 31, 2007, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, the Company's London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the United Kingdom's Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Financial Regulator. Custodial Trust Company ("CTC"), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, is subject to the regulatory capital requirements of the FDIC. At August 31, 2007, Bear Stearns, BSSC, BSIL, BSIT, BSB and CTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

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

Merchant Banking and Private Equity Investments
-----------------------------------------------

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At August 31, 2007, the Company held investments with an aggregate recorded fair value of approximately $1.61 billion, reflected in the Condensed Consolidated Statements of Financial Condition in "Other assets." At November 30, 2006, the Company held investments with an aggregate recorded value of approximately $822.4 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions
--------------------

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment grade rated companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At August 31, 2007 and November 30, 2006, the Company held high yield positions approximating $12.1 billion and $10.7 billion, respectively, substantially all of which are in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition, and $684.4 million and $605.4 million, respectively, reflected in "Financial instruments sold, but not yet purchased, at fair value" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At August 31, 2007 and November 30, 2006, the amount outstanding to highly leveraged borrowers totaled $9.2 billion and $7.7 billion, respectively. The largest industry concentration to highly leveraged borrowers was the transportation industry which approximated 22.5% of these highly leveraged borrowers' positions at August 31, 2007. The largest industry concentration to highly leveraged borrowers was the technology industry which approximated 22.8% of these highly leveraged borrowers' positions at November 30, 2006. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

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

Contractual Obligations
-----------------------

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At August 31, 2007, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:

                                                    Payments Due By Period
                                    ------------------------------------------------------
(in millions)                        Remaining       Fiscal         Fiscal
                                    Fiscal 2007    2008-2009     2010-2011     Thereafter      Total
---------------------------------------------------------------------------------------------------------
Long-term borrowings (1) (2)        $    1,362    $   22,786     $   16,784    $  24,219     $   65,151
Future minimum lease payments (3)           31           252            257          746          1,286
---------------------------------------------------------------------------------------------------------

(1) Amounts include hybrid debt issuances accounted for at fair value as elected under SFAS No. 155 and fair value adjustments in accordance with SFAS No. 133 as well as $262.5 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on August 15, 2031; however, the Company, at its option, may redeem the Debentures beginning August 15, 2006. The Debentures are reflected in the table at their contractual maturity dates.

(2) Included in fiscal 2008-2009 are approximately $1.11 billion of floating-rate notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity dates of these notes are during fiscal 2010-2011.

(3) See Note 11, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

Commitments
-----------

The Company has commitments(1) under a variety of commercial arrangements. At August 31, 2007, the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:


                                                Amount of Commitment Expiration Per Period
                                   ---------------------------------------------------------------------------------
                                                                                             Commitments
                                     Remaining       Fiscal        Fiscal                   with no stated
(in millions)                       Fiscal 2007    2008- 2009    2010- 2011    Thereafter     Maturity       Total
--------------------------------------------------------------------------------------------------------------------
Lending-related commitments:
  Investment-grade (2)              $      345     $      741    $   1,755    $   1,213     $     -        $  4,054
  Non-investment-grade(2)                  193          1,199          671        1,148           9           3,220
  Contingent commitments                 1,971          5,652            -            -           -           7,623
Commitments to invest in private
  equity-related investments
  and partnerships (3)                       -            588           14          552          28           1,182
Underwriting commitments                   124              -            -            -           -             124
Commercial and residential loans         1,997          7,157          176           16           -           9,346
Letters of credit                        3,020            647           35            -           -           3,702
Other commercial commitments                28            113            -            -           -             141
--------------------------------------------------------------------------------------------------------------------

(1) See Note 11, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade and non-investment-grade borrowings the Company entered into credit default swaps approximating $713.7 million and $240.4 million, respectively, in notional value, at August 31, 2007.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of August 31, 2007 and November 30, 2006, the Company had notional/contract amounts of approximately $12.09 trillion and $8.74 trillion, respectively, of derivative financial instruments, of which $2.08 trillion and $1.25 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to offset trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 4.2 years and 4.1 years at August 31, 2007 and November 30, 2006, respectively. The maturities of notional/contract amounts outstanding for derivative financial instruments as of August 31, 2007 were as follows:

                                     Less Than        One to         Three to     Greater Than
(in billions)                         One Year      Three Years     Five Years     Five Years      Total
------------------------------------------------------------------------------------------------------------
Swap agreements, including
  options, swaptions, caps,
  collars and floors                $   2,144.4   $    2,185.4     $  2,286.6     $   2,853.4    $  9,469.8
Futures contracts                         633.4          393.5           47.8               -       1,074.7
Forward contracts                         195.7              -              -               -         195.7
Options held                              652.3          123.5            5.0             1.3         782.1
Options written                           445.1          120.5            4.8             1.4         571.8
------------------------------------------------------------------------------------------------------------
Total                               $   4,070.9   $    2,822.9     $  2,344.2     $   2,856.1    $ 12,094.1
============================================================================================================
Percent of total                           33.7%          23.3%          19.4%           23.6%        100.0%
============================================================================================================

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company regularly evaluates the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years' examinations and tax reserves are established as appropriate.

The Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies." Reserves for litigation and regulatory proceedings are generally determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience, and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. Once established, reserves are adjusted as additional information becomes available or when an event requiring a change to the reserves occurs. Significant judgment is required in making these estimates and the ultimate resolution may differ materially from the amounts reserved.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate losses or ranges of losses where there is only a reasonable possibility that a loss may be incurred, the ultimate resolution, the timing of resolution or the amount of eventual settlement, fine, penalty or relief, if any.

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

In May 2007, the FASB issued FSP FIN No. 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46(R)-7 amends the scope of the exception to FIN No. 46(R) to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46(R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Certain consolidated subsidiaries of the Company currently apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Companies. The Company is currently evaluating the impact, if any, that the adoption of this interpretation will have on the Condensed Consolidated Financial Statements of the Company.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting). This SOP is effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SOP 07-1 may have on the Condensed Consolidated Financial Statements of the Company.

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

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk, and commodity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of August 31, 2007, May 31, 2007, February 28, 2007 and November 30, 2006.

                       August 31,       May 31,     February 28,    November 30,
(in millions)             2007           2007           2007            2006
--------------------------------------------------------------------------------
MARKET RISK
  Interest rate        $     41.6    $      30.5   $       27.6    $      29.9
  Currency                    1.3            2.5            1.3            0.8
  Equity                      6.8            4.8            6.9            3.0
  Commodity/energy            3.1            2.4            1.0            0.0
  Diversification
   benefit                  (17.8)         (11.5)          (8.9)          (4.9)
--------------------------------------------------------------------------------
Aggregate VaR          $     35.0    $      28.7           27.9           28.8
================================================================================

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended August 31, 2007 and May 31, 2007:

                           Quarter Ended August 31, 2007            Quarter Ended May 31, 2007
------------------------------------------------------------------------------------------------
(in millions)                  High        Low     Average           High        Low     Average
------------------------------------------------------------------------------------------------
MARKET RISK
  Interest rate            $    45.0       22.5      32.7         $    33.9      24.3      29.0
  Currency                       2.8        0.3       1.3               3.4       0.0       1.2
  Equity                        12.4        4.4       6.9               7.6       4.4       6.4
  Commodity/Energy               4.4        1.6       2.8               3.0       0.6       1.5
  Aggregate VaR                 41.5       25.5      32.2              33.3      22.7      27.7
------------------------------------------------------------------------------------------------

Aggregate average VaR increased to $32.2 million for the 2007 quarter from $27.7 for the quarter ended May 31, 2007. The increase was primarily due to higher levels of exposure to interest rates and commodities.

The Company utilizes a wide variety of market risk management methods, including trading limits; marking all positions to market on a daily basis; daily profit and loss statements; position reports; daily risk highlight reports; aged inventory position reports; and independent verification of inventory pricing. The risk policy committee reviews positions, profits and losses and notable trading strategies on a weekly basis. The Company believes that these procedures, which stress timely communication between traders, trading department management and senior management, are the most important elements of the risk management process.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended August 31, 2007 and 2006. The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $4.6 million and $16.8 million for the quarters ended August 31, 2007 and 2006, respectively. There were 23 daily trading losses for the quarter ended August 31, 2007 and 4 daily trading losses for the quarter ended August 31, 2006. Daily trading losses exceeded the reported average aggregate VaR amounts on 10 days during the fiscal quarter ended August 31, 2007 and never exceeded the reported average aggregate VaR amounts during the fiscal quarter ended August 31, 2006. Trading losses experienced in the mortgage-related and leveraged finance areas contributed to the number of daily trading losses for the 2007 quarter. The frequency distribution of the Company's daily net trading revenues reflects the Company's historical ability to manage its exposure to market risk and the diversified nature of its trading activities. No guarantee can be given regarding future net trading revenues or future earnings volatility. However, the Company believes that these results are indicative of its commitment to the management of market trading risk.

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

               Quarters Ended August 31, 2007 and August 31, 2006

                             [GRAPHIC CHART OMITTED]

The following is a graphic chart represented as a table.

(20)+   (20)-(15)   (15)-(10)   (10)-(5)   (5)-0   0-5   5-10   10-15   15-20   20-25   25-30   30-35   35-40   40+       (*)
 14         2            3          4         0     2      5       4      10       2       2       6       3     8   2007 (+)
                         1          1         2     2     17      15      12       5       3       1       2     4   2006 (+)

------------
(*) DAILY TRADING REVENUES ($ in millions)
(+) NUMBER OF TRADING DAYS

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at August 31, 2007 and November 30, 2006 approximated $7.89 billion and $4.99 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of August 31, 2007:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                       Percentage of
                                                   Exposure, Net       Exposure, Net
  Rating (2)       Exposure     Collateral (3)    of Collateral (4)    of Collateral
--------------------------------------------------------------------------------------
AAA              $    3,369            56               3,333              42%
AA                    6,981         4,939               2,153              27%
A                     3,869         2,230               1,784              23%
BBB                     354           239                 203               3%
BB and lower          1,571         3,162                 322               4%
Non-rated               152           223                  94               1%
--------------------------------------------------------------------------------------

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

                         Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that the Company submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report.

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2006 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006 ("Form 10-K") and in Note 11 to the condensed consolidated financial statements included herein. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

IPO Underwriting Fee Antitrust Litigation
-----------------------------------------

As previously reported in the Company's Form 10-K, by Order dated April 18, 2006, the District Court denied the Issuer plaintiffs' motion for class certification. The Issuer plaintiffs appealed the District Court's ruling to the United States Court of Appeals for the Second Circuit. By Order dated September 11, 2007, the Second Circuit reversed the District Court's denial of class certification and remanded the matter back to the District Court for further consideration of certain questions specified in the Second Circuit's Order.

In re McKesson HBOC, Inc. Securities Litigation
-----------------------------------------------

As previously reported in the Company's Form 10-K, this matter arises out of a merger between McKesson Corporation ("McKesson") and HBO & Company ("HBOC").

Beginning on June 29, 1999, 53 purported class actions were commenced in the United States District Court for the Northern District of California. These actions were subsequently consolidated, and the plaintiffs proceeded to file a series of amended complaints. On February 15, 2002, plaintiffs filed a third amended consolidated complaint (the "Federal Class Action"), which alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

On December 8, 2005, Bear Stearns commenced a separate action in New York State Supreme Court, New York County, Bear Stearns v. McKesson Corp. (the "New York Action"), asserting breach of contracts and other claims against McKesson based on the engagement letter and seeking, among other things, declaratory relief and damages.

On September 24, 2007, the parties in the Federal Class Action entered into a stipulation of settlement. The stipulation of settlement provides that, subject to final approval by the District Court, the claims asserted on behalf of the settlement class against Bear Stearns will be dismissed with prejudice and that Bear Stearns denies any wrongdoing in connection with the claims asserted against it in the Federal Class Action. Under the stipulation of settlement, promptly following preliminary approval of the settlement by the District Court, Bear Stearns will withdraw its appeal of the District Court's approval of McKesson's settlement of the Federal Class Action. The District Court granted preliminary approval on September 28, 2007. Following the entry of a final judgment dismissing the claims asserted against Bear Stearns in the Federal Class

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Action, Bear Stearns has agreed to dismiss its claims against McKesson in the New York Action and Bear Stearns and McKesson have agreed to exchange mutual releases. Bear Stearns will make no payment in connection with the settlement.

Collateralized Debt Obligations Matter
--------------------------------------

As previously reported in the Company's Form 10-K, Bear Stearns was notified by the Staff of the SEC, Southeast Regional Office, that the Staff intended to recommend that the Commission bring a civil enforcement action against Bear Stearns in connection with Bear Stearns' involvement in the pricing, valuation and analysis related to approximately $62.9 million of collateralized debt obligations that were purchased by a client of Bear Stearns. On September 27, 2007, the Staff of the SEC advised Bear Stearns that it no longer intends to recommend that the Commission bring a civil enforcement action against Bear Stearns in connection with this matter. The Staff has informed Bear Stearns that the investigation relating to Bear Stearns is now closed.

BSAM-Managed Hedge Fund Matters
-------------------------------

The Company, Bear Stearns, BSAM, BSSC and certain individual employees have been named as defendants in an action filed on August 6, 2007 in New York State Supreme Court. The action is styled as both a purported class action on behalf of purchasers of partnership interests in Bear Stearns High Grade Structured Credit Strategies, L.P. (the "Partnership"), which invested substantially all of its assets in the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the "High Grade Fund"), for which BSAM served as investment manager, as well as a derivative action on behalf of the Partnership as a nominal defendant. The Complaint asserts claims for breaches of fiduciary duty against BSAM and the individual defendants based on allegations of mismanagement of the High Grade Fund. The remaining defendants are charged with having aided and abetted in the breaches of fiduciary duty. The named plaintiff in this action alleges that it purchased in excess of $700,000 of Partnership interests. The relief being sought by the plaintiff is unspecified damages, costs and fees.

On August 1, 2007, Bear Stearns, BSAM, BSSC, and certain individual employees were named as respondents in an NASD arbitration brought by an investor in the Partnership alleging misrepresentations in connection with his investment. The statement of claim in this matter was subsequently amended to add two additional investor-claimants. The relief being sought by the claimants in this arbitration is compensatory damages of $1,000,000, unspecified punitive damages, costs and expenses.

The Company believes it has substantial defenses to claims asserted against it in these proceedings.

Additionally, the Company has been contacted by and received requests for information and documents from various federal and state regulatory and law enforcement authorities regarding the High Grade Fund and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd.

Item 1A. RISK FACTORS

The following is added to the risk factors set forth under Part II, Item 1A. "Risk Factors" in the Company's 2006 Annual Report on Form 10-K.

Our Capital Markets segment may continue to be adversely affected by the current global credit crisis and repricing of credit risk. During the Company's third fiscal quarter ended August 31, 2007, a global credit crisis coupled with the repricing of credit risk created extremely difficult market conditions. These conditions resulted in greater volatility, less liquidity, widening of credit spreads and a lack of price transparency. The Company's Capital Markets segment operates in these markets with exposure in securities, loans, derivatives and other commitments. It is difficult to predict how long these conditions will exist and which markets, products and businesses of the Company will continue to be affected. As a result, these factors could adversely impact the Company's results of operations.

       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the third quarter of fiscal 2007:


                                                                                           Approximate Dollar
                                                  Average      Total Number of Shares     Value of Shares that
                            Total Number of      Price Paid      Purchased as Part of      May Yet Be Purchased
                                Shares              per          Publicly Announced         Under the Plans or
        Period                 Purchased           Share        Plans or Programs (1)          Programs (1)
   ------------------     ------------------   -------------   ----------------------     ---------------------
    6/1/07 - 6/30/07           1,717,200       $   143.73             1,717,200           $   1,166,946,557
    7/1/07 - 7/31/07           1,817,300           136.04             1,817,300                 919,724,924
    8/1/07 - 8/31/07               7,000           103.37                 7,000                 919,001,320
                          ------------------                    ----------------------
         Total                 3,541,500           139.70             3,541,500
                          ------------------                    ----------------------

(1) On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorizations to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. During the quarter ended August 31, 2007, the Company purchased under the current authorization a total of 3,514,657 shares at a cost of approximately of $491.0 million. On September 18, 2007, the Board of Directors approved an amendment to the Repurchase Program authorizing the purchase of up to $2.5 billion of common stock in fiscal 2007 and beyond. The amendment supersedes the previous $2.0 billion authorization, under which the Company had acquired approximately $1.3 billion of common stock. The Repurchase Program will be used to acquire shares of common stock for the Company's employee stock compensation plans and for up to $1.0 billion in corporate share repurchases. Pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006, during the quarter ended August 31, 2007, the Company purchased a total of 26,843 shares of its common stock at a total cost of $3.8 million.

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

                                         The Bear Stearns Companies Inc.
                                         -------------------------------
                                                  (Registrant)

Date: October 10, 2007                   By:  /s/ Jeffrey M. Farber
                                              Jeffrey M. Farber
                                              Senior Vice President - Finance,
                                              Controller
                                              (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

Exhibit No.   Description                                              Page
-----------   -----------                                              ----

(12)          Computation of Ratio of Earnings to Fixed Charges          72
              and to Combined Fixed Charges and Preferred Stock
              Dividends

(15)          Letter re: Unaudited Interim Financial Information         73

(31.1)        Certification of Chief Executive Officer Pursuant to       75
              Rule 13a-14(a) or 15d -14(a) of the Securities
              Exchange Act of 1934, as Adopted Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

(31.2)        Certification of Chief Financial Officer Pursuant to       76
              Rule 13a-14(a) or 15d -14(a) of the Securities
              Exchange Act of 1934, as Adopted Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

(32.1)        Certification of Chief Executive Officer Pursuant to       77
              18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)        Certification of Chief Financial Officer Pursuant to       78
              18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002