Form 10-K
period 2007-11-30
BEAR STEARNS COMPANIES INC
filed 2008-01-29
CIK 777001

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                          FORM 10-K

   [X]    Annual report pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the fiscal year ended November
   30, 2007.
                                       OR
   [ ]    Transition report pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file number: 1-8989

                         The Bear Stearns Companies Inc.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                 13-3286161
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation of Organization)

     383 Madison Avenue, New York, NY                        10179
 (Address of principal executive offices)                 (Zip Code)

                                 (212) 272-2000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                                    Name of Each Exchange
                                    Title of Each Class                                              on Which Registered
------------------------------------------------------------------------------------------------------------------------------
Common Stock, par value $1.00 per share                                                            New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 6.15% Cumulative
   Preferred Stock, Series E                                                                       New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 5.72% Cumulative
   Preferred Stock, Series F                                                                       New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 5.49% Cumulative
   Preferred Stock, Series G                                                                       New York Stock Exchange
BearLinxSM Alerian MLP Select Index ETN                                                            New York Stock Exchange
Euro Floating Rate Global Notes Due July 2012                                                      New York Stock Exchange
Principal Protected Sector Selector Notes Linked to a Basket of U.S. Sector Exchange
   Traded Funds Due February 2008                                                                  American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due October 2008                             American Stock Exchange
Principal Protected Notes Linked to the Nasdaq-100 Index Due December 2009                         American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due November 2009                            American Stock Exchange
Principal Protected Notes Linked to the Dow Jones Industrial Average Due March 2011                American Stock Exchange
Medium-Term Notes, Linked to a Basket of Three International Equity Indices Due August 2010        American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [ ] No [X]

      At May 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16.6 billion. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

      On January 16, 2008, the registrant had 118,090,675 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part II of this Form 10-K incorporates information by reference from certain portions of the registrant's 2007 Annual Report to Stockholders. The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held April 16, 2008, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended November 30, 2007.

================================================================================

                         THE BEAR STEARNS COMPANIES INC.
       ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED NOVEMBER 30, 2007

                                                                            Page
Form 10-K Item Number:                                                       No.

PART I
Item 1.     Business.................................................          3
            Forward-Looking Statements...............................          4
            Business Segments........................................          4
            Competition..............................................         12
            Employees................................................         12
            Regulatory and Compliance Factors Affecting the Company
               and the Securities Industry...........................         12
Item 1A.    Risk Factors.............................................         16
Item 1B.    Unresolved Staff Comments................................         21
Item 2.     Properties...............................................         21
Item 3.     Legal Proceedings........................................         21
Item 4.     Submission of Matters to a Vote of Security Holders......         29

            Executive Officers of the Registrant.....................         29

PART II
Item 5.     Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities............................................         31
Item 6.     Selected Financial Data..................................         32
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operation....................         32
Item 7A.    Quantitative and Qualitative Disclosures About Market
               Risk..................................................         32
Item 8.     Financial Statements and Supplementary Data..............         32
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................         32
Item 9A.    Controls and Procedures..................................         32
Item 9B.    Other Information........................................         33

PART III
Item 10.    Directors, Executive Officers and Corporate Governance...         33
Item 11.    Executive Compensation...................................         33
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters............         33
Item 13.    Certain Relationships and Related Transactions, and               33
            Director Independence....................................         33
Item 14.    Principal Accountant Fees and Services...................         33

PART IV
Item 15.    Exhibits, Financial Statement Schedules..................         34

            Signatures...............................................         38

            Index to Financial Statements and Financial Schedules....        F-1

PART I

Item 1. Business.

      (a)   Overview and Available Information

      The Bear Stearns Companies Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 21, 1985. The Company is a holding company that through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB") is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. The Company succeeded on October 29, 1985 to the business of Bear, Stearns & Co., a New York limited partnership (the "Partnership"). In addition to conducting a substantial portion of its operating activities through certain of its regulated subsidiaries noted above (Bear Stearns, BSSC, BSIL and BSB), the Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Custodial Trust Company; Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc.; EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; Bear Stearns Investment Products Inc. and Bear Energy L.P.. The Company's business is conducted from its principal headquarters in New York City, its offices and branches throughout the U.S., and international offices in Dublin, Hong Kong, London and Tokyo and other world financial centers. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc., its subsidiaries and the prior business activities of the Partnership.

      The business of the Company includes: market-making and trading in U.S. government, government agency, corporate debt and equity, mortgage-related, asset-backed, municipal securities and high yield products; trading in options, futures, foreign currencies, interest rate swaps and other derivative products; securities, options and futures brokerage; providing securities clearance services; managing equity and fixed income assets for institutional and individual clients; financing customer activities; securities lending; securities and futures arbitrage; involvement in specialist and market-making activities on the NYSE, AMEX and ISE; underwriting and distributing securities; arranging for the private placement of securities; assisting in mergers, acquisitions, restructurings and leveraged transactions; making principal investments in leveraged acquisitions; engaging in commercial and residential mortgage loan origination and securitization activities; investment management and advisory services; fiduciary, custody, agency and securities research services.

      In October 2007, the Company announced an agreement in principle to form a strategic alliance with CITIC Securities Co. Limited ("CITIC"). The companies will work together to develop new financial products and services to meet the evolving needs of the Chinese market. This alliance will include sharing management expertise and technology to develop new capital markets products and businesses in China, establishing an exclusive joint venture combining the existing businesses of both companies in the rest of Asia, and cross-investments of approximately $1 billion in each firm by the other. The Company and CITIC have agreed to negotiate with each other on an exclusive basis. The proposed transactions are subject to the negotiation of definitive agreements, the approval by the respective boards of directors of the Company and CITIC, and various governmental and regulatory approvals. There can be no assurances that the Company and CITIC will be able to successfully complete negotiations or consummate the transaction.

      The Company's website is http://www.bearstearns.com. The Company makes available free of charge, through the investor relations section on its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are the Company's certificate of incorporation and by-laws, and charters for the Company's Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, Finance and Risk Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "Our Firm" and are available in print upon request of any stockholder to the Investor Relations Department.

      Within the time period required by the SEC and the New York Stock Exchange, Inc. (the "NYSE") the Company will post on its website any modifications to the Code of Business Conduct and Ethics ("the Code") and any waivers applicable to Senior Executives, as defined in the Code.

      The Investor Relations Department can be contacted at The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179; Attn.: Investor Relations, telephone: (212) 272-2000.

FORWARD-LOOKING STATEMENTS

      Certain statements contained or incorporated by reference in this report including without limitation, under "Legal Proceedings" in Part I, Item 3 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in Part II, Item 7 of this report, and "Quantitative and Qualitative Disclosures about Market Risk" incorporated by reference in Part II, Item 7A of this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements other than historical information or statements of current condition and may relate to management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. As a global investment bank, there are a variety of factors, many of which are beyond the Company's control, which affect the Company's operations, performance, business strategy and results, and could cause actual results to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties disclosed in this report, including those described below under "Risk Factors" in Part I, Item 1A of this report and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

      (b) Business Segments

      The Company is a global investment banking, securities and derivatives trading, clearance and brokerage firm operating in three principal segments:
Capital Markets, Global Clearing Services and Wealth Management. These segments are analyzed separately due to the distinct nature of the products offered and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments.

      Financial information regarding the Company's business segments and foreign operations as of November 30, 2007, November 30, 2006, and November 30,

2005 and for the fiscal years ended November 30, 2007, November 30, 2006 and November 30, 2005 is set forth under "Item 8. Financial Statements and Supplementary Data," in Note 19 of Notes to Consolidated Financial Statements, entitled "Segment and Geographic Area Data," and is incorporated herein by reference.

      A summary of the business and activities within each of the three segments, Capital Markets, Global Clearing Services and Wealth Management, is described below.

CAPITAL MARKETS

      Capital Markets is comprised of the Company's Equities, Fixed Income and Investment Banking businesses operating as a single integrated unit, providing sales, trading and origination effort for various equity, fixed income, and advisory products and services. Each of the three businesses works in tandem to deliver these services to institutional and corporate clients.

Equities

      General. Equities provides global institutional investing customers with proficient trade execution and consistent liquidity on global securities exchanges, prime brokerage services, correspondent clearing services for other broker-dealers and equity derivatives. Fees and commissions are earned from agency and principal sales of products such as exchange-traded equity securities, new equity securities issued, convertible bonds, listed options, structured equity derivatives, and risk and convertible arbitrage. Additionally, the division earns commission payments for providing proprietary research on securities of companies located worldwide. Commissions are also earned for providing innovative investment management products that model equity investment risk.

      Institutional Equity. Institutional Equities is one of the leading providers of complete brokerage services to institutional investors located globally. Operating from various branch offices worldwide, Institutional Equities' sales, trading and research professionals provide consistent liquidity, proficient trade execution, proprietary securities research, investment advice, equity risk management and access to capital markets worldwide.

      Institutional Equities provides a complete offering of trade executions of equity securities including: as agent on global exchanges, using algorithmic strategies, portfolio executions and as principal. Institutional Equities' ability to provide Direct Market Access ("DMA") executions to its global institutional investor customer base provides liquidity, global capital markets access and large order flow at competitive commission rates.

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

      Arbitrage. The Company engages for its own account in both "classic" and "risk" arbitrage. The Company's risk arbitrage activities generally focus on traditional risk arbitrage, event-driven and capital structure situations where equity, debt and derivative securities involved in speculated or announced mergers, stock repurchases, spin-offs or major restructurings are analyzed and traded by the department for U.S. and European transactions.

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

      Convertible Securities. The Company engages in the sales and trading of equity-linked securities including convertible bonds, convertible preferreds, equity-linked notes and warrants. Market coverage includes the U.S., Europe, Asia and Latin America.

       Electronic Connectivity and Trading. Bear Stearns' Equity Analytics Systematic Trading ("E.A.S.T.") system currently includes the following products: U.S. Domestic and European Algorithms, Global Pre- and Post-Trade Analytics, Smart Order Routing, EASTrader, and Pairs Trading, using competitive statistical models such as Risk Models and Transaction Cost Models.

      Specialist and Market-Making. The Company engages in specialist and market-making activities on the NYSE, AMEX and ISE. The Company performs specialist and market making functions in NYSE-Arca listed, and AMEX-listed stocks and exchange traded funds, and performs market-making functions for options traded on the ISE. The rules of these exchanges generally require specialists to maintain orderly markets in the securities for which they are specialists, which may require commitments of a significant amount of capital to the Company's specialist businesses. As market-makers, specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the auction market, involving risk of loss during periods of market fluctuation and volatility.

      Equity Research. The Global Equity Research Department provides in-depth, thematic research underpinned by detailed financial models. The department disseminates independent third party research reports and ratings on U.S. covered companies as well as foreign securities with liquid American Depository Receipts. In 2007, Global Equity Research expanded its coverage most rapidly in the European and Asian sectors, adding over 100 companies to the coverage universe in those regions. Global Equity Research as of November 30, 2007 provided research coverage of approximately 1,200 companies worldwide in over 100 industries. Global Equity Research is also an innovator in deploying technology to help clients access and analyze research including BearCast(TM), a podcasting tool, BearXplorer, a patented risk management product, and the use of RSS (Really Simple Syndication) to apprise analysts and clients of breaking news.

      Energy. The Company trades as principal and maintains proprietary trading positions in the spot, forward and futures markets in several commodities, including natural gas, electric power, crude oil, emission credits, coal and related products through our subsidiaries in the U.S. and Europe including Bear Energy L.P. ("Bear Energy"). In addition, the Company has equity ownership interests in various power generation facilities and related assets through a subsidiary, Arroyo Energy.

      In November 2007, Bear Energy purchased substantially all of the assets of Williams Power Company, Inc., an energy trading and marketing subsidiary of The Williams Companies, Inc. The portfolio of assets includes approximately 7700 megawatts of gas-fired tolling capacity, 1800 megawatts of full requirements power supply contracts, and an associated trading book.

Fixed Income

      General. The Company is a market-maker in the new issue and secondary markets, and is an active participant in the global market for fixed income securities. The Company also provides short-term collateralized financing through its active participation in the repurchase and reverse repurchase markets. Fixed income businesses include the following:

      Government Bonds and Agency Obligations. Bear Stearns is designated by the FRBNY as a primary dealer in U.S. government obligations and participates in the auction of, and maintains proprietary positions in, U.S. Treasury bills, notes, bonds, and stripped principal and coupon securities. The Company also participates as a selling group member and/or underwriter in the distribution of and market-making in various U.S. government agency obligations and sponsored corporation securities and maintains proprietary positions in such securities. In addition, the Company trades in government securities in other European and Asian bond markets as well as engaging in matched book activities, acting as an intermediary between borrowers and lenders of short-term funds, mainly via repurchase and reverse repurchase agreements.

      Mortgage-Related Securities and Products. The Company purchases and originates commercial and residential mortgage loans through its subsidiaries in the U.S., Europe and Asia. The Company is a leading underwriter of and market-maker in, residential and commercial mortgages, U.S. agency-backed mortgage products, asset-backed securities, collateralized debt obligations and is active in all areas of secured lending, structured finance and securitization products.

      The Company, through various subsidiaries, purchases, originates, sells and services entire loan portfolios of varying quality. These loan portfolios are (i) generated by the Company's mortgage origination platform, Bear Stearns Residential Mortgage Corporation ("Bear Res"), and (ii) purchased by EMC Mortgage Corporation ("EMC"), a full service residential mortgage banking and servicing entity, from financial institutions and other secondary mortgage-market sellers.

      Bear Res is a state-licensed mortgage company that originates single family residential loans for a nationwide network of mortgage brokers, mortgage bankers and other loan originators.

      EMC specializes in the purchasing and servicing of distressed mortgage loans and real estate owned ("REO") property. It has been a perennial leader in the distressed / non-performing loan sector dating back to its inception in 1990 at the height of the U.S. thrift crisis. EMC's major clients include major financial institutions, money center banks and government agencies. As a servicer, EMC maintains strong ratings from rating agencies as a primary and special servicer and is well regarded in the industry for its default and loss mitigation capabilities.

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

      Fixed Income Derivatives. The Company offers to institutional customers, and trades for its own account, a variety of exchange-traded and OTC derivative products. Integrated into all of the Fixed Income businesses, derivative personnel based in New York, Chicago, London, Hong Kong, Tokyo, Singapore and Dublin provide the resources and support necessary for the Company to compete globally.

      Credit-Related Securities and Products. The Company trades, makes markets and takes proprietary positions in both dollar and non-dollar investment-grade and non-investment-grade corporate debt securities, commercial loans, sovereign and agency securities as well as preferred stocks in New York, London and Tokyo. The Company offers hedging and arbitrage services to domestic and foreign institutional and individual customers, utilizing financial futures and other derivative instruments. The Company also acts as a dealer and participates in the trading of credit derivatives for customers worldwide and for its own account. These transactions are in the form of credit default swaps and options, total return swaps, credit-linked notes and additional structured trades which are customized to meet the specific needs of customers. In addition, the Company offers its domestic and international customers quantitative, strategic and research services relating to fixed income securities and credit derivatives.

      Foreign Exchange and Precious Metals. The Company acts as a dealer in foreign exchange and precious metals in New York, London, Paris and Hong Kong. The Company trades for spot or forward settlement, OTC foreign exchange options and structured products, and listed futures and options on futures. The Company trades OTC contracts, on a principal basis, with domestic and international clients, as well as other dealers. To meet specific interest rate and currency risk objectives, the Company offers research and provides advisory services to clients worldwide.

      Fixed Income Analytics and Research. Fixed Income Analytics and Research includes economists, industry analysts, quantitative analysts and strategists covering the full range of financial research disciplines: quantitative, fundamental, economic, strategic, credit, relative value and market-specific analysis. The department produces a wide range of comprehensive publications, as well as leading data and analytics tools, which are available to our global customer base. Representative of the Company's commitment to offering a broad range of research products on a worldwide basis, the department is comprised of the following divisions located in New York, London, Singapore, Tokyo and Hong
Kong:

      (i) Financial Analytics and Structured Transactions Group ("F.A.S.T.") is a firmwide resource that provides financial engineering and securitization capabilities, fixed income portfolio management and analytic systems, investment research, trading technology and general financial expertise. F.A.S.T. encompasses the Rates and Structured Products Research groups and is responsible for designing and implementing the valuation models used by trading, research and risk management to value a broad spectrum of asset classes. In addition to formulating and executing customized strategic investment and trading solutions, F.A.S.T. develops the tools and recommendations necessary to quantify relevant risks within asset classes.

      (ii) High Grade Research offers comprehensive coverage on approximately 17 industries and over 470 credit names whose securities are rated as investment-grade by the leading credit rating agencies.

      (iii) High Yield Research offers comprehensive coverage on approximately 20 industries and over 370 credit names whose securities do not qualify as investment-grade by the leading credit rating agencies.

      (iv) Economic Research develops tools and models for analyzing and forecasting U.S. and global economic growth and inflation trends with particular focus on projecting movements in Federal Reserve Bank policy, bond yields, and credit spreads.

      (v) Emerging Markets Research covers sovereign and corporate issues in Latin America, Central America and the Caribbean, Asia, Eastern Europe, the Middle East, and Africa, as well as local currency debt and foreign exchange markets.

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

      The Company's strategy is to concentrate a major portion of its corporate finance business development within industries in which the Company maintains the highest level of expertise and has established a leadership position in providing investment banking services. Industry specialty groups include, but are not limited to, media and entertainment, health care, financial institutions, industrial, technology and telecommunications. The Company also has a group that focuses on financial sponsors. These groups are responsible for initiating, developing and maintaining client relationships and executing transactions involving these clients.

      In addition to maintaining a structure according to distinct industry groups, the Company has a number of professionals who specialize in specific types of transactions, including but not limited to, the following:

      Mergers and Acquisitions. This Group provides to corporate and other institutional clients strategic advisory services on a wide range of financial matters, including mergers and acquisitions, restructurings, split-offs and spin-offs and takeover defenses.

      Equity Capital Markets ("ECM"). ECM focuses on providing financing for issuers of equity and convertible equity securities in the public markets. ECM assists in the origination, structuring and execution of transactions for a broad range of the Company's clients.

      High Yield Securities. The high yield securities group focuses on providing financing in the public and private capital markets. The group originates, structures and executes high yield transactions for various companies and industries and manages client relationships with both high yield corporate issuers and financial sponsors of leveraged transactions.

      Leveraged Loan Origination and Syndication. This area of the Company integrates the origination, structuring, underwriting, distribution and trading of loans. Such loans include both funded as well as committed investment-grade and non-investment-grade loans.

      Leveraged Acquisitions. The Company makes investments as principal in leveraged acquisitions and as a limited partner in leveraged buy-out funds. These investments generally take the form of common stock, preferred stock or warrants. Equity securities purchased in these transactions are generally held for appreciation and are not readily marketable.

      Commercial Real Estate. The Company provides comprehensive investment banking, capital markets and advisory services specific to real estate on a nationwide basis.

      Merchant Banking. Bear Stearns Merchant Banking, the Company's private equity affiliate, invests private equity capital in compelling leveraged buyouts, recapitalizations and growth capital opportunities across a variety of industries. As of November 30, 2007, Merchant Banking had approximately $1.9 billion of assets under management.

Emerging Markets

      The Company provides financial services in various emerging markets worldwide including Asia, Latin America and Eastern Europe. In addition to offering a full range of investment banking, capital formation and advisory services, the Company provides securities brokerage, equity and fixed income trading and sales, and securities research. As part of these activities, the Company manages and participates in public offerings and arranges the private placement of debt and equity securities with institutional investors.

GLOBAL CLEARING SERVICES

      Global Clearing Services provides trade execution, securities clearing services, custody, financing, securities lending, and technology solutions to a diverse worldwide client base comprised principally of hedge funds, broker-dealers and registered investment advisors together with high-net-worth individuals. In addition, Global Clearing clients can take advantage of Bear Stearns expertise in cash and liquidity management in order to maximize yields while maintaining liquidity and ensuring safety of principal. The Company's advanced proprietary technology, combined with comprehensive retail products, an integrated prime brokerage product, operations expertise and exceptional service have enabled Global Clearing Services to become a perennial leader in the industry.

      For hedge funds and other professional investors worldwide, Global Clearing Services is a leading provider of "prime brokerage services", which include securities clearing services, custody, advanced web-based portfolio reporting, enhanced leverage and term financing products, securities lending and cash management services.

      For broker-dealers conducting retail, institutional and money management activities, the Company provides "fully disclosed correspondent clearing services".

      For registered investment advisors whose services include investment management, the Company provides trade execution, financing, clearing and custody services as well as web-based portfolio reporting for their investors. Global Clearing Services also offers investment advisors innovative and cost-effective technology and informational retrieval systems, including Consultant's EDGE, a customizable turn-key and investment advisory program sponsored by Bear Stearns, that integrates sophisticated planning, asset allocation and proposal tools with a defined group of investments.

      The financial responsibilities that arise from the Company's clearing relationships are allocated in accordance with agreements with correspondents. To the extent that the correspondent has available resources, the Company is protected against claims by customers of the correspondent when the correspondent has been allocated responsibility for an event giving rise to a claim. However, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from the Company.

      Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, the Company extends credit to a customer for a portion of the purchase price of the security. Such credit is collateralized by securities in the customer's accounts in accordance with regulatory and internal requirements. The Company receives income from interest charged on such loans at a rate that is primarily based upon the Federal Funds Rate, Bear Stearns Base Lending Rate, or the London Inter-Bank Offered Rate.

      Additionally, the Company borrows securities from banks and other broker-dealers to facilitate customer and proprietary short selling activity, and lends securities to customers, broker-dealers and other trading entities to cover short sales and to complete transactions that require delivery of securities by the settlement date.

      At November 30, 2007, the Company held approximately $288.5 billion of equity in Global Clearing Services client accounts.

      Futures. The Company, through BSSC and other subsidiaries, provides, directly or through third-party brokers, futures commission merchant services for customers and other Bear Stearns affiliates who trade contracts in futures on financial instruments and physical commodities, including options on futures.

WEALTH MANAGEMENT

      Wealth Management had $42.7 billion in assets under management at November 30, 2007, compared to $52.5 billion in assets under management at November 30, 2006. Wealth Management is comprised of the Private Client Services ("PCS") and Asset Management areas.

Private Client Services

      PCS provides high-net-worth individuals with an institutional level of transactional, wealth management and advisory services, including access to the Company's resources and professionals. PCS has approximately 500 account executives in its principal office, six regional offices, eight satellite offices and two international offices.

Asset Management

      Bear Stearns Asset Management ("BSAM") provides asset management services to institutional clients and high-net-worth individuals worldwide, accessed through both direct and third-party channels. BSAM's assets under management typically generate fees as a percentage of asset value. For certain BSAM managed funds, if agreed upon financial targets are exceeded, performance fees are also earned.

      BSAM's traditional business, which includes separate and privately managed accounts, provides asset management services across all major asset classes including: money markets, fixed income, currencies, and equities. BSAM offers clients a multitude of investment styles such as value, growth, core, fixed income, high yield, leverage loans, quantitative, as well as long-short investing.

      BSAM's alternative business is a leading provider of absolute return investment strategies. In addition to access to BSAM's open architecture platform, HedgeSelect, and risk analytic services provided by Bear Measurisk, a subsidiary of the Company, BSAM provides investment services to the Company's proprietary and third party hedge funds.

      BSAM's private equity business provides investment products and services for institutional and qualified private clients. BSAM also manages funds of funds and separate accounts, including Bear Stearns Private Equity Limited, a publicly listed company that invests in private equity primarily by acquiring interests in the secondary market, by co-investing alongside individual sponsors, and by making commitments to newly formed funds. In addition, BSAM manages venture capital funds and provides placement services for private equity and real estate funds.

OTHER ACTIVITIES

Administration and Operations

      Administration and operations personnel are responsible for human resources, legal and compliance areas; internal financial controls; accounting functions; regulatory and financial reporting; technological development and systems support; processing of securities transactions; receipt, identification and delivery of funds and securities; the custody of customer securities; the administration of margin accounts of the Company and correspondent organizations as well as other support functions. The processing, settlement and accounting of transactions for the Company, correspondent organizations and the customers of correspondent organizations are handled by employees located in offices in New York, New Jersey and, to a lesser extent, by the Company's personnel in other offices.

Technology and Information Security:

      The Company's businesses rely on the security of the information it processes, stores and transmits as part of its operations. The Company has made substantial investments in existing technology and will continue to support the development and use of new technology to enhance the overall business. The Company has strengthened client services by providing web-based access to our products and services. The Company provides global electronic trading and information distribution capabilities throughout its Capital Markets, Global Clearing Services and Wealth Management segments.

      Continued advancements in technology and electronic commerce will continue to change the ways that securities and other financial products are traded, distributed and settled, creating both opportunities and challenges for the Company and its businesses. The Company remains committed to being an innovator of technological development in the global capital markets.

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

      (c)   Competition

      All aspects of the Company's business are highly competitive and the Company expects them to remain so. Over time there has been substantial consolidation and convergence as institutions involved in a broad range of financial services industries have either ceased operations or have been acquired by or merged into other firms. As a result, competitors have gained geographic reach and have increased capital, and other resources, such as the ability to offer a wider range of products and services. In particular, the Company encounters intense competition in all aspects of its securities business both domestically and internationally, particularly in underwriting, trading and advisory services. In many cases, the Company competes directly with other securities firms having substantially greater capital and resources, and offering a wider range of financial services than the Company. The Company's competitors include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds, hedge funds, private equity funds and insurance companies.

      The Company believes that the principal factors affecting competition are the caliber and talent of professional personnel, the array of services and products offered, the quality of service provided, transaction execution, reputation and price.

      (d)   Employees

      As of November 30, 2007, the Company had 14,153 employees. The Company considers its relationship with its employees to be good.

      (e) Regulatory and Compliance Factors Affecting the Company and the Securities Industry

      The financial services industry is subject to extensive regulation in the U.S. and the other countries in which the Company operates. As a matter of public policy, regulators around the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of people and entities participating in those markets. Violation of these regulations can subject a company to legal and administrative proceedings, which may result in censures, fines, cease-and-desist orders, restrictions on business activities, which could result in significant losses and reputational damages.

      U.S. Regulation: The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. Moreover, Bear Stearns and BSSC are registered as broker-dealers and investment advisers with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority ("FINRA"), which has been designated by the SEC as the primary regulator of certain of the Company's subsidiaries, including Bear Stearns and BSSC, and these self-regulatory organizations (i) adopt rules, subject to approval by the SEC, that govern the industry and (ii) conduct periodic examinations of the operations of the Company's broker-dealer subsidiaries. Securities firms are also subject to regulation by state securities administrators in those states where they conduct business.

      U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods; trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. Much of this regulation is embodied in the Securities Exchange Act of 1934, as amended and rules promulgated thereunder, as well as the rules of self-regulatory organizations such as the FINRA. The types of regulations to which investment advisers are subject also are extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. Much of this regulation is embodied in the Investment Advisers Act of 1940 and rules promulgated thereunder. The mode of operation and profitability of broker-dealers or investment advisers may be directly affected by new legislation, changes in rules promulgated by the SEC and self-regulatory organizations and changes in the interpretation or enforcement of existing laws and rules. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders and the suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees. The principal purpose of regulation and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers or investment advisers.

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

      The futures industry in the U.S. is subject to regulation under the Commodity Exchange Act, as amended. The Commodities Futures Trading Commission ("CFTC") is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Bear Stearns and BSSC are registered with the CFTC as futures commission merchants and are subject to regulation as such by the CFTC and various domestic boards of trade and other futures exchanges. Bear Stearns' and BSSC's futures business is also regulated by the National Futures Association, a not-for-profit membership organization, which has been designated a registered futures association by the CFTC.

      As registered broker-dealers and member firms of the FINRA, both Bear Stearns and BSSC are subject to the Net Capital Rule (Rule 15c3-1) (the "Net Capital Rule") under the Exchange Act, which has been adopted through incorporation by reference in Rule 325 NYSE, as incorporated into the FINRA rulebook. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of broker-dealers and requires that at least a minimal portion of a broker-dealer's assets be kept in relatively liquid form.

      The Company has consented to be regulated under the "Alternative Net Capital Requirements for Broker-Dealers That Are Part of Consolidated Supervised Entities" (Rule 34-49830) ("CSE") that allow investment banks to voluntarily submit to be supervised by the SEC on a global consolidated basis. As a result, the Company now: computes allowable capital and allowances for market, credit and operational risk on a consolidated basis in accordance with standards prescribed in Appendix G to the Net Capital Rules; and permits the SEC to examine the books and records of the Parent Company and any affiliate that does not have a principal regulator. The Company is in compliance with the CSE regulatory capital requirements.

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

      Domestic futures and options trading are subject to extensive regulation by the CFTC, pursuant to the Commodity Exchange Act and the Commodity Futures Trading Commission Act of 1974. International futures and options trading activities are subject to regulation by the respective regulatory authorities in the locations where futures exchanges reside, including the FSA in the United Kingdom.

      Margin requirements (good faith deposits) covering substantially all transactions in futures and options contracts are subject to each particular exchange's requirements in addition to other regulations. In the U.S., the Company, through BSSC and other subsidiaries, is a clearing member of the Chicago Board of Trade, Chicago Mercantile Exchange, New York Mercantile Exchange and other principal futures exchanges.

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

      Bear Energy is authorized by the Federal Energy Regulatory Commission ("FERC") to sell wholesale physical power at a market-based rate. As a FERC-authorized power marketer, Bear Energy is subject to regulation under the Federal Power Act and FERC regulations. In addition, as a result of our interests in electrical power generation facilities, we are subject to extensive and evolving federal, state and local energy, environmental and other governmental laws and regulations relating to, among others, air quality, waste management, natural resources, site remediation and, health and safety.

      Anti-Money Laundering: The USA Patriot Act of 2001 contains anti-money laundering laws that mandate the implementation of various regulations applicable to banks, broker-dealers and other financial services firms, including standards for verifying client identity at account opening, and obligations to monitor client transactions and report superstitious activity. Through these and other provisions, the USA Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The Company has established policies and procedures, and internal controls that are designed to comply with these rules and regulations.

      Non-U.S. Regulation: Both BSIL and BSIT are authorized and regulated in the United Kingdom by the FSA, pursuant to The Financial Services and Markets Act 2000. The FSA regulates all aspects of the financial services industry in the United Kingdom and its Rules cover: senior management responsibilities, regulatory capital, sales and trading practices, safekeeping of customer funds, record keeping, registration standards for individuals and reporting, disclosures to customers and other matters.

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

      Insurance: Bear Stearns and BSSC are members of the Securities Investor Protection Corporation ("SIPC"), which provides protection for customer accounts held by these entities of up to $500,000 for each customer, with a limit of $100,000 for cash balances, in the event of the liquidation of a broker-dealer. In addition, all BSSC security accounts are protected by an excess securities bond issued by the Customer Asset Protection Company up to the amount of the account's total net equity (both cash and securities) in excess of the underlying SIPC protection.

Item 1A.    Risk Factors.

      In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. A discussion of the policies and procedures used to identify, assess and manage certain risks is set forth under the caption "Risk Management" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. Our business, financial condition or results of operations or cash flows could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, or results of operations.

      Our businesses could be adversely affected by market fluctuations. Our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the U.S. and elsewhere around the world. In the event of a market downturn, our businesses could be adversely affected in many ways, including those described below. Our revenues are likely to decline in such circumstances and, if we were unable to reduce expenses at the same pace, our profit margins would erode. In addition, in the event of extreme market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

      Our businesses may be adversely affected by fluctuations in interest rates, foreign exchange rates, and equity and commodity prices. In connection with our dealer and arbitrage activities, including market-making in OTC derivative contracts, we may be adversely affected by changes in the level or volatility of interest rates, mortgage prepayment speeds or the level and shape of the yield curve. Increasing interest rates may cause a decline in the volume of mortgage origination activity and therefore securitization activity. Declining real estate values could also reduce the level of new mortgage loan originations and securitizations. When we buy or sell a foreign currency or a financial instrument denominated in a currency other than U.S. dollars, exposure exists from a net open currency position. Until the position is covered by selling or buying the equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, we are exposed to a risk that the exchange rate may move against us. We are also exposed to equity price risk through making markets in equity securities, distressed debt, equity derivatives as well as specialist activities. We may be adversely affected by changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. Additionally we may be exposed to widening credit spreads and/or increasing interest rates which creates a less favorable environment for certain lines of business. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could affect the value of financial instruments. The markets for energy and energy-related commodities are likely to continue to be volatile. Use of standard commodity contracts (many of which constitute derivatives) can create volatility in earnings and may require substantial credit support, some of which may be in the form of cash collateral, increases to which may result in the event of an adverse change to our credit ratings. Wide fluctuations in commodity prices might result from relatively minor changes in the supply or demand for these commodities, market uncertainty and other factors beyond our control, including natural disasters and changes to the legal and regulatory landscape.

      The current global credit crisis, inventory exposure, and potential counterparty credit exposure, may continue to adversely affect our business and financial results. During 2007, higher interest rates, falling property prices and a significant increase in the number of subprime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and anticipated future delinquencies among high-risk, or subprime, borrowers in the United States. The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities, sales of collateralized debt obligations ("CDOs") and the creation of structured investment vehicles ("SIVs") and the unclear impact on large banks of mortgage-backed securities, CDOs and SIVs caused banks to reduce their loans to each other or make them at higher interest rates. Similarly, the ability of corporations to obtain funds through the issuance of commercial paper or other short-term unsecured sources was negatively impacted. As prices declined and delinquencies increased, investors lost confidence in the rating system for structured products as rating agencies moved to downgrade CDOs and other structured products. In addition, investors lost confidence in commercial paper conduits and SIVs causing concerns over large potential liquidations of AAA collateral. The lack of liquidity and transparency regarding the underlying assets in securitizations, CDOs and SIVs resulted in significant price declines across all mortgage-related products in fiscal 2007. Price declines were further driven by forced sales of assets in order to meet demands by investors for the return of their collateral and collateral calls by lenders. Many banks and institutional investors have also recognized substantial losses as they revalue their CDOs and other mortgage-related assets downward. During the second half of 2007, the economic impact of these problems spread on a global basis and disrupted the broader financial markets. The combination of these events caused a large number of mortgage lenders and some hedge funds to shut down or file for bankruptcy. The deterioration and recognition of substantial exposure through derivatives and policies written by monoline insurers resulted in the downgrade of certain of these monoline insurers. Several of these monoline insurers also reported significant losses. Further downgrades of these monoline insurers or their failure could result in additional significant write-downs at many financial institutions and could have a material adverse effect on the broader financial markets. Financial institutions have entered into large numbers of credit default swaps with counterparties to hedge credit risk. As a result of the global credit crises and the increasingly large numbers of credit defaults, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of credit default swaps could have a material adverse effect on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will continue to deteriorate and which of our markets, products and businesses will continue to be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations. In addition, we may be subject to increased regulatory scrutiny and litigation due to these issues and events.

      We are an underwriter and market-maker for, residential and commercial mortgages, U.S. agency-backed mortgage products, asset-backed securities and CDOs. We purchase and originate commercial and residential mortgage loans of varying quality. The markets for these instruments remain extremely illiquid and as a result, the valuation of our CDOs and subprime related exposures is complex and involves a comprehensive process, including the use of quantitative modeling and management judgment. Valuation of these exposures will also continue to be impacted by external market factors, including default rates, rating agency actions, and the prices at which observable market transactions occur. Our ability to mitigate our exposures by selling or hedging our exposures is also limited by the market environment. Our future results may continue to be materially impacted by the valuation adjustments that we apply to our portfolio of residential and commercial mortgages, other asset-backed securities and CDOs.

      Long-term power generation purchase contracts without corresponding long-term power sale contracts might expose us to fluctuations in the wholesale power markets and negatively affect our results of operations. We have entered into agreements with certain power generation facilities to purchase all or a substantial portion of their power generation capacity. Where there is a corresponding long-term power sale contract, we have attempted to mitigate risks; however, factors beyond our control, such as natural disasters impacting a particular power generating facility or the viability of our counterparties under such long-term power sale contracts, may cause an adverse impact to our results of operations. To the extent we do not have a corresponding long-term power sale contract in place, we will look to sell all or a portion of the power capacity and other products available from certain generation facilities to the wholesale power markets. These sales are not subject to traditional cost-based regulation, therefore we sell these products at prices determined by the applicable market, which may be adversely impacted by wide fluctuations in commodity prices due to circumstances beyond our control. As a result, we are not guaranteed any particular rate of return on our capital investments in long-term power generation purchase contracts through mandated rates, and our revenues and results of operations depend upon current and forward market prices for power and related products.

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

      Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk. The policies and procedures we use to identify, assess and manage the risks we assume in conducting our businesses are set forth under the caption "Risk Management" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, assess and manage risks may not be fully effective. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible by us. This information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

      Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity, i.e., ready access to funds, is essential to our businesses. Our sources of liquidity are set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Funding and Capital" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. An inability to raise money in the long-term or short-term debt markets, or to engage in repurchase agreements or securities lending, could have a substantial negative effect on our liquidity. Our access to debt in amounts adequate to finance our activities could be impaired by factors that affect us in particular or the financial services industry in general. For example, lenders could develop a negative perception of our long-term or short-term financial prospects if we incurred large trading losses, if the level of our business activity decreased due to a market downturn or if regulatory authorities took significant action against us. Our ability to borrow in the debt markets also could be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views about the prospects for the investment banking, securities or financial services industries generally.

      A reduction in our credit ratings could adversely affect our liquidity and competitive position and increase our borrowing costs. Our access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of our long-and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the balance sheet and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. Material deterioration in any one or a combination of these factors could result in a downgrade of our credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Additionally, a reduction in our credit ratings could also trigger incremental collateral requirements, predominantly in the OTC derivatives market.

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

      We are exposed to risks resulting from non-performance by counterparties, customers, borrowers or debt security issuers. We are exposed to credit risk in our role as trading counterparty to dealers and customers, as direct lender, as holder of securities and as member of exchanges and clearing organizations. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The policies and procedures we use to manage credit risk are set forth under the caption "Risk Management - Credit Risk" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. There can be no assurances that these policies and procedures will effectively mitigate our exposure to credit risk.

      Operational risks may disrupt our businesses, result in regulatory action against us or limit our growth. Operational risk is the potential for loss arising from inadequate or failed internal processes, people or systems, or from external events. This includes, but is not limited to, limitations in our financial systems and controls, deficiencies in legal documentation, non-compliance with the execution of legal, regulatory and fiduciary responsibilities, deficiencies in technology and the risk of loss attributable to operational problems. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

      Litigation, governmental investigations and/or other legal proceedings could adversely affect our business. We and certain of our subsidiaries are involved in litigation, government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. See "Item
3. Legal Proceedings", for a discussion of certain of the legal matters in which we are currently exposed to.

      Extensive regulation of our businesses limits our activities and may subject us to significant penalties. The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the U.S. and in the other jurisdictions in which we operate around the world. These regulations are designed to ensure the integrity of the financial markets and to protect the interests of the people and entities participating in these markets. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we were to violate these regulations, we would face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. In addition, non-compliance with these regulations could have a material adverse financial effect or cause significant reputational harm to us, which in turn could seriously harm our business prospects. See "Item 1. Business - Regulatory and Compliance Factors Affecting the Company and the Securities Industry" for a further discussion of the regulatory environment in which we conduct our business.

      Our participation in the U.S., Canadian and certain European energy markets subjects us to legal, regulatory and reputational risks. Our energy businesses are subject to extensive and evolving federal, regional, state and local laws, rules and regulations. Intensified scrutiny of the energy markets by governmental agencies and the public has resulted in an increase in compliance standards and regulatory reporting requirements, as well as governmental investigations and audits of energy market participants. An adverse audit or investigation finding may subject to us to substantial fines and penalties and, to the extent publicized, may cause significant reputational harm. We may also incur substantial costs in complying with current or future laws, rules and regulations relating to air quality, water quality, waste management, preservation of natural resources, site remediation and health and safety at or associated with our ownership interests in or contractual rights to power generation facilities. We could be required to expend significant amounts of capital for environmental monitoring, installation of pollution control equipment, payment of emission fees, and application for, and holding of, permits and licenses for these power generation facilities.

      We are also subject to risks relating to potential disruptions at any of the power generation facilities in which we have ownership rights or may otherwise have contractual rights or obligations. Disruptions may occur for many reasons, each of which may cause harm to our businesses and reputation. Many of these disruptions are outside of our control and include the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, whether caused by failed or improper maintenance, advanced equipment age or natural disasters. A contractual failure of performance by third-party suppliers or service providers, including the failure to obtain and deliver raw materials necessary for the operation of power generation facilities, may also cause disruptions. Where the disruption is due to unforeseen or catastrophic events, including terrorist attacks, natural disasters or other hostile or catastrophic events, we may not have insurance against these risks or, if we carry such insurance, the insurance proceeds may be inadequate to cover our losses. Market conditions or other similar disruption factors could also cause a failure to satisfy or obtain waivers under agreements with third parties, including lenders, which impose significant obligations on our subsidiaries that own or otherwise have contractual rights in power generation facilities. The occurrence of any of the foregoing events may prevent the affected facilities from performing under applicable power sales agreements, may impair their operations or financial results and may result in litigation or reputational harm to us.

      The financial services industry is intensely competitive. We encounter intense competition in all aspects of the securities business, particularly underwriting, trading and advisory services and competes directly with other securities firms - both domestic and foreign - many having substantially greater capital and resources and offering a wider range of financial services than do we. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We may be adversely affected if our current or potential customers and clients decide to use the financial services of our competitors instead of us.

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

      Changes in business, political and/or economic conditions could have an adverse effect on us. Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

      We have complemented and may continue to complement our growth through acquisitions and joint ventures, which subject us to numerous risks that could have a material adverse effect on our business, financial condition or results of operations. Acquisitions and joint ventures may require significant capital resources, divert management's attention from our existing business and may not have the benefits anticipated. Acquisitions and joint ventures also entail inherent risks and challenges, including but not limited to, difficulty with system integration, geographic divergence, language integration and the increasing scope, complexity and diversity of products and operations. Acquisitions and joint ventures could also subject us to contingent or other liabilities unknown to us at the time of the acquisition or joint venture. We may also incur significantly greater expenditures in integrating an acquired business or joint venture than had been initially anticipated. In addition, our inability to retain and integrate key personnel in connection with an acquisition could materially impair the value of an acquired business.

      Managing reputational risk is paramount to the value of our brand. Our reputation is one of our most important corporate assets, and is critical in attracting and maintaining customers, investors and employees.

Threats to a firm's reputation can come from many sources, including, without limitation, unethical practices, employee misconduct, failing to deliver minimum standards of service and quality, compliance failures and activities of customers and affiliates. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding us, our business, employees, customers or affiliates, whether or not true, may result in the loss of customers, employees and investors, costly litigation, a decline in revenues and increased governmental regulation.

      Employee misconduct is difficult to detect and prevent and may have an adverse effect on our business. In recent years, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we must take to prevent and detect this activity may not be effective in all cases.

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

      Future events may be different from those anticipated by our management's assumptions and estimates, which may cause unexpected losses in the future. Pursuant to U.S. GAAP, we are required to use certain estimates in preparing our financial statements, including accounting estimates to determine reserves related to future litigation and the fair value of our financial instruments, among other items. For certain of our financial instruments, including distressed debt, non-performing mortgage-related assets, certain mortgage-backed securities and residual interests, Chapter 13 and other credit card receivables from individuals, and complex and exotic derivative structures, the fair value can only be determined based upon internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Should our determined values for such items prove substantially inaccurate, we may experience unexpected losses that could be material.

Item 1B.    Unresolved Staff Comments.

      None

Item 2.     Properties.

      The Company's executive offices and principal administrative offices occupy approximately 1.1 million square feet at 383 Madison Avenue, New York, New York under an operating lease arrangement. At the end of the lease arrangement, which expires on August 10, 2012, the Company may request a lease renewal. In the event the lease renewal cannot be negotiated, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale being used to satisfy the lessor's debt obligation.

      The Company leases approximately 308,000 square feet of office space at One MetroTech Center North, Brooklyn, New York, through 2024 for its securities processing, accounting and clearance operations. The Company also occupies space at five other locations in New York City with a combined total of approximately 538,000 square feet of space under leases expiring on various dates through the year 2020. Elsewhere in the U.S. the Company's offices in 34 cities occupy an aggregate of approximately 1.1 million square feet under leases expiring on various dates through the year 2019. The Company's fourteen international offices occupy an aggregate of approximately 311,000 square feet under leases expiring on various dates through the year 2016.

      The Company owns approximately 65 acres of land in Whippany, New Jersey, including five buildings comprising an aggregate of approximately 673,000 square feet. The Company is currently using the facilities on the property to house its data processing facility and other operations, disaster recovery, compliance, personnel and accounting functions. Approximately 141,000 square feet in one of the buildings on the property is being leased to an unaffiliated third party under a 15-year operating lease expiring in 2019.

      The Company believes that the facilities it occupies are adequate for the purposes for which they are currently used and are well maintained.

Item 3.     Legal Proceedings.

      In the normal course of business, the Company and its subsidiaries are named as defendants in various legal actions, including arbitrations, class actions and other litigation. Such actions include those arising out of the Company's or a subsidiary's activities as a broker and dealer, as an underwriter, as an investment banker, as an investment advisor, as an employer, or arising out of alleged employee misconduct. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

      Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. The Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. The Company believes, based upon its current knowledge, after consultation with counsel, that the resolution of the legal actions, proceedings and investigations currently pending against it will not have a material adverse effect on the financial condition of the Company, taken as a whole. However, in the light of the uncertainties involved in such legal actions, proceedings, and investigations, the ultimate resolution of these matters cannot be ascertained at this time. As a result, the resolution of a particular matter may have a material effect on the Company's operating results and cash flows in any future period, depending on the level of income for such period.

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

      Beginning on June 29, 1999, 53 purported class actions were commenced in the U.S. District Court for the Northern District of California. These actions were subsequently consolidated, and the plaintiffs proceeded to file a series of amended complaints. On February 15, 2002, the plaintiffs filed a third amended consolidated complaint, which alleges that Bear Stearns violated Sections 10(b) and 14(a) of the Exchange Act in connection with allegedly false and misleading disclosures contained in a joint proxy statement/prospectus that was issued with respect to the McKesson/HBOC merger.

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

      On February 24, 2006, the Court granted final approval of the revised proposed settlement. Bear Stearns appealed the final approval order to the U.S. Circuit Court of Appeals for the Ninth Circuit, seeking to reverse the final approval of the settlement on the ground that consummation of the settlement may deprive Bear Stearns of certain rights and remedies provided for in its engagement letter.

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

      On September 24, 2007, the parties in the Federal Class Action entered into a stipulation of settlement. The stipulation of settlement provides that, subject to final approval by the District Court, the claims asserted on behalf of the settlement class against Bear Stearns will be dismissed with prejudice and that Bear Stearns denies any wrongdoing in connection with the claims asserted against it in the Federal Class Action. Under the stipulation of settlement, promptly following preliminary approval of the settlement by the District Court, Bear Stearns will withdraw its appeal of the District Court's approval of McKesson's settlement of the Federal Class Action. The District Court granted preliminary approval on September 28, 2007. Pursuant to the stipulation of settlement, on October 9, 2007, Bear Stearns withdrew its appeal in the U.S. Circuit Court of Appeals for the Ninth Circuit. On January 18, 2008, the District Court gave final approval to the settlement of the Federal Class Action and entered a judgment for dismissal. Bear Stearns has agreed to dismiss its claims against McKesson in the New York Action and Bear Stearns and McKesson have agreed to exchange mutual releases. Bear Stearns will make no payment in connection with the settlement.

      Helen Gredd, Chapter 11 Trustee for Manhattan Investment Fund Ltd. v. Bear, Stearns Securities Corp.: On April 24, 2001, an action was commenced against BSSC in the U.S. Bankruptcy Court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Limited ("MIFL"). BSSC provided prime brokerage services to MIFL prior to its bankruptcy. BSSC is the sole defendant in this action. The complaint alleges, among other things, that certain transfers of cash and securities to BSSC in connection with short sales of securities by MIFL in 1999 were "fraudulent transfers" made in violation of Sections 548 and 550 of the U.S. Bankruptcy Code and are recoverable by the Trustee. The Trustee also alleges that any claim that may be asserted by BSSC against MIFL should be equitably subordinated to the claims of other creditors pursuant to Sections 105 and 510 of the Bankruptcy Code. The Trustee seeks to recover in excess of $1.9 billion in connection with the allegedly fraudulent transfers to BSSC.

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

      By Order and Decision dated January 9, 2007, the Bankruptcy Court ruled on the parties' cross motions for summary judgment. The Court denied BSSC's motion for summary judgment seeking dismissal of the Trustee's complaint in its entirety and granted the Trustee's motion for summary judgment on the fraudulent transfer claims against BSSC. BSSC believes it has substantial defenses to the Trustee's claims and appealed the Bankruptcy Court's decision to the U.S. District for the Southern District of New York.

      On appeal, the District Court affirmed the Bankruptcy Court's findings in part, but also reversed in part, the Bankruptcy's Court's grant of summary judgment to the Trustee, finding that a trial is necessary to make a factual finding as to whether BSSC acted in good faith with respect to its receipt of the alleged fraudulent transfers.

      Enron Corp., et ano. v. Bear, Stearns International Ltd., et ano.: On November 25, 2003, BSIL and BSSC were named as defendants in an adversary proceeding commenced by Enron and Enron North America Corp. in the U.S. Bankruptcy Court for the Southern District of New York. Plaintiffs seek, inter alia, to recover payments, totaling approximately $26 million that were allegedly made to BSIL and BSSC during August 2001 in connection with an equity derivative contract between BSIL and Enron. According to the complaint, Enron's payments constituted (a) fraudulent transfers, under Section 548(a) of the U.S. Bankruptcy Code and under applicable state law and (b) an unlawful redemption of Enron common stock in violation of Oregon law. Enron seeks judgment (a) avoiding and setting aside Enron's August 2001 payments to BSIL and BSSC, (b) directing BSIL and BSSC to pay Enron approximately $26 million, plus prejudgment interest,
(c) declaring that Enron's August 2001 payments violated Oregon law, (d) disallowing any claims by BSIL and BSSC in connection with Enron's bankruptcy proceedings until they have returned the August 2001 payments to Enron and (e) awarding Enron its reasonable attorneys' fees and costs incurred in connection with the action.

      By Order dated June 3, 2005, the Bankruptcy Court had denied the motion to dismiss filed by BSIL and BSSC. Defendants filed a motion with the U.S. District Court for the Southern District of New York for leave to take an interlocutory appeal from the Bankruptcy Court's decision. By Order dated May 2, 2006, the District Court denied defendants' motion for leave to take an interlocutory appeal from the Bankruptcy Court's decision.

      The parties reached a mutual agreement to settle this proceeding. By Order dated December 3, 2007, the Bankruptcy Court approved the terms of the parties' settlement.

      IPO Allocation Securities and Antitrust Litigations

      The Company and Bear Stearns (the "Bear Stearns defendants"), along with many other financial services firms, have been named as defendants in many putative class actions filed during 2001 and 2002 in the U.S. District Court for the Southern District of New York involving the allocation of securities in certain initial public offerings ("IPOs"). The complaints in these purported class actions generally allege, among other things, that between 1998 and 2000:
(i) the underwriters of certain "hot" IPOs of technology and internet-related companies obtained excessive compensation by allocating shares in these IPOs to preferred customers who, in return, purportedly agreed to pay additional compensation to the underwriters, and the underwriters failed to disclose this additional compensation and/or (ii) the underwriters' customers, in return for a favorable allocation of these securities, agreed to purchase additional shares in the aftermarket at pre-arranged prices or to pay additional compensation in connection with other transactions.

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

      By opinion and order dated February 15, 2005, the Court preliminarily approved the proposed settlement among plaintiffs and a substantial number of the non-bankrupt issuer defendants and their officers and directors. The settlement generally provided that (1) the insurers of these issuers will guarantee an ultimate recovery by plaintiffs, in this and related litigations, of $1 billion; (2) these issuers will assign to plaintiffs so-called "excess compensation" claims against the underwriter defendants, including the Bear Stearns defendants, that these issuers allegedly possess; and (3) plaintiffs will, upon final approval of the settlement, dismiss all claims against these issuers and the individual director and officer defendants. That preliminary approval, however, was conditioned upon certain changes being made to the terms of the settlement.

      On December 5, 2006, the Second Circuit vacated the lower court's class certification of the six selected focus cases. The Second Circuit concluded that class certification of these cases was improper and remanded the cases to the lower court for further proceedings.

      In January 2002, Bear Stearns was named as a defendant, along with nine other financial services firms, in an antitrust complaint filed in the same court on behalf of a putative class of purchasers who, either in IPOs or in the aftermarket, purchased technology-related securities during the period March 1997 to December 2000. The Plaintiffs allege that the defendants conspired to require that customers, in return for an allocation in the IPOs, (i) pay charges in addition to the IPO price, such as non-competitively determined commissions on the purchase or sale of other securities and/or (ii) agree to purchase the IPO securities in the aftermarket at prices above the IPO price. Plaintiffs claim that these alleged practices violated Section 1 of the Sherman Act and state antitrust laws and seek compensatory and treble damages. On November 6, 2003, the District Court granted the defendants' (including Bear Stearns') motion to dismiss all claims asserted against them by these antitrust plaintiffs. The plaintiffs appealed that decision to the Second Circuit Court of Appeals and on September 28, 2005, the Court of Appeals vacated the dismissal and remanded this matter to the lower court for further proceedings.

      On December 7, 2006, the U.S. Supreme Court granted defendants' petition for certiorari to appeal the decision issued by the Second Circuit Court of Appeals. On June 18, 2007, the U.S. Supreme Court reversed the Second Circuit Court of Appeals' decision.

      The Company denies all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      IPO Underwriting Fee Antitrust Litigation: Bear Stearns, along with numerous other financial services firms, is a defendant in several consolidated class actions currently pending in the U.S. District Court for the Southern District of New York. The first consolidated action, filed on March 15, 2001, purports to be brought on behalf of a putative class of purchasers of stock in initial public offerings (the "Purchaser Action"). The second consolidated action, filed on July 6, 2001, purports to be brought on behalf of a putative class of issuers of stock in initial public offerings (the "Issuer Action"). Each suit alleges that Bear Stearns violated federal antitrust laws by fixing underwriting fees at 7% for initial public offerings with an aggregate issuance value of $20-$80 million for the time period 1994 to the present. The plaintiff in each action seeks injunctive relief and treble damages.

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

      By Order dated April 18, 2006, the District Court denied the Issuer plaintiffs' motion for class certification. The Issuer plaintiffs appealed the District Court's ruling to the U.S. Court of Appeals for the Second Circuit. By Order dated September 11, 2007, the Second Circuit reversed the District Court's denial of class certification and remanded the matter back to the District Court for further consideration of certain questions specified in the Second Circuit's Order.

      Bear Stearns has denied all allegations of wrongdoing asserted against it in these litigations and believes that it has substantial defenses to these claims.

      Mutual Fund Litigation

      On November 7, 2003, BSSC, the Company and Bear Stearns (the "Bear Stearns defendants"), together with 18 other entities and individuals, were named as defendants in a purported class action lawsuit in the U.S. District Court for the Southern District of New York by a mutual fund investor on behalf of persons who purchased and/or sold ownership units of mutual funds in the Janus or Putnam families of mutual funds between November 1, 1998 and July 3, 2003. On January 26, 2004, plaintiff filed a first amended complaint, again on behalf of persons who traded in the Janus or Putnam families of mutual funds, against the same Bear Stearns defendants and 16 other entities and individuals, including mutual funds and other financial institutions. On October 22, 2003, another purported class action was filed on behalf of the general public of the State of California against multiple defendants, and subsequently included the Company as a defendant, with respect to various mutual funds. Both of these actions allege that the defendants violated federal and/or state laws by allowing certain investors to market time and/or late trade mutual fund shares and seek various forms of relief including damages of an indeterminate amount. On March 19, 2004, these actions were transferred to the District of Maryland for coordinated and/or consolidated pre-trial proceedings as part of MDL 1586-In re: Mutual Funds Investment Litigation.

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

      Bear Wagner Specialists LLC: Bear Wagner Specialists LLC, a subsidiary of the Company, is among numerous defendants named in purported class actions brought on behalf of investors beginning in October 2003 in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution, and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Bear Wagner Specialists LLC and the Company are also among the defendants in a purported class action filed in December 2003 in California Superior Court, Los Angeles County alleging violation of California law in connection with the same conduct. This case was transferred to the U.S. District Court for the Southern District of New York. The district court consolidated these purported class actions under the caption In re NYSE Specialists Securities Litigation, No. 03 Civ. 8264 (RWS). On September 15, 2004, a consolidated amended complaint was filed in this action.

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

      The parties reached an agreement in principle to settle the action against all defendants, including Bear Stearns. On September 19, 2007, the Court approved the settlement and the case was dismissed with prejudice. Pursuant to the settlement, Bear Stearns was not required to make any payments, and obtained a full release of all claims that were asserted against it.

      Short Selling Litigation

      The Company, along with numerous other financial services firms, was named as a defendant in a purported class action filed in the U.S. District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The complaint generally alleged that the customers were charged fees in connection with the short sales but that the applicable securities were not necessarily borrowed to effect delivery, which resulted in failed deliveries of the securities and/or excess charges to the customers. The complaint alleged that this conduct constituted a conspiracy in violation of the federal antitrust laws, and also asserts New York state-law claims.

      Defendants moved to dismiss the complaint on March 15, 2007. On December 20, 2007, the District Court dismissed the complaint in its entirety, dismissing the federal antitrust claims with prejudice, and the state-law claims without prejudice, as to all defendants, and directing that the case be closed.

      BSSC, along with numerous other financial securities firms and other unnamed persons, has been named as a defendant in two separate actions in California state court. The complaints generally allege that since late 2004, the defendants have engaged in a market-manipulation scheme in their role as prime brokers, involving the alleged intentional failure to deliver securities to cover short sales. The complaints further allege that such failures to deliver distorted the market for, and artificially depressed the share price of, the securities identified in the respective complaints. The complaints allege causes of action under California statutory and common law.

      BSSC believes it has substantial defenses to the claims brought in these actions.

      Mortgage-Related Matters

      The Company has received requests for information from various regulatory and governmental entities relating to subprime mortgages, mortgage securitizations, collateralized debt obligations, and synthetic products related to subprime mortgages. The Company is cooperating with the requests.

      BSAM-Managed Hedge Fund Matters

      The Company, Bear Stearns, BSAM, BSSC and/or certain individual current or former employees have been named as defendants in two purported class action complaints relating to the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the "High Grade Fund") and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the "Enhanced Leverage Fund"). BSAM served as investment manager for both of these funds.

      The first action, titled Navigator Capital Partners, L.P. v. BSAM, et al., was filed on August 6, 2007 in New York State Supreme Court. The action is styled as both a purported class action on behalf of purchasers of partnership interests in Bear Stearns High Grade Structured Credit Strategies Fund, L.P. (the "HG Partnership"), also known as a "feeder fund," which invested substantially all of its assets in the High Grade Fund, as well as a derivative action on behalf of the HG Partnership as a nominal defendant. The Complaint asserts claims for breaches of fiduciary duty against BSAM and the individual defendants. The remaining defendants are alleged to have aided and abetted in the breaches of fiduciary duty. The named plaintiff in this action alleges that it purchased in excess of $700,000 of Partnership interests. The relief being sought by the plaintiff is unspecified damages, costs and fees.

      The second action, titled FIC, L.P. v. BSAM, et al., was filed on December 21, 2007 in the U.S. District Court for the Southern District of New York. The action was brought by a purchaser of partnership interests in the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Fund, L.P., also known as a "feeder fund," which invested substantially all its assets synthetically through a leverage instrument to conduct activities indirectly through an investment in the Enhanced Leverage Fund. The Complaint asserts claims for breach of contract and breaches of fiduciary duty against BSAM and the individual defendants. The remaining defendants are charged with having aided and abetted in the breaches of fiduciary duty. The relief being sought by the plaintiff is unspecified damages, costs and fees.

      Also, the Company, Bear Stearns, BSAM, and certain individual employees have been named as defendants in an action filed by Barclays Bank PLC ("Barclays") on December 20, 2007 in the U.S. District Court for the Southern District of New York. The complaint asserts claims for, among other things, fraud, breach of fiduciary duty, and negligent misrepresentation for the conduct of defendants relating to the Enhanced Leverage Fund, and transactions Barclays entered into with the feeder funds of the Enhanced Leverage Fund. The relief being sought by Barclays is unspecified compensatory and punitive damages, costs, and fees.

      In addition, one or more of Bear Stearns, BSAM, BSSC, and/or certain individual current or former employees have been named as respondents in multiple FINRA arbitrations related to investments in feeder funds of the High Grade Fund and/or the Enhanced Leverage Fund. The relief being sought by the claimants in these arbitrations is compensatory damages, unspecified punitive damages, costs and expenses.

      The Company believes it has substantial defenses to claims asserted against it in these proceedings.

      The Company has also been contacted by and received requests for information and documents from various federal and state regulatory and law enforcement authorities regarding the High Grade Fund and the Enhanced Leverage Fund, including the Securities and Exchange Commission, the U.S. Attorney's Office for the Eastern District of New York and the Securities Division of the Commonwealth of Massachusetts (the "Securities Division"). On November 14, 2007, the Securities Division filed an administrative complaint against BSAM alleging that BSAM violated multiple provisions of the Massachusetts Securities Act by failing to adequately disclose and/or manage conflicts of interest related to procedures for related party transactions.

      Derivative Actions

      Samuel T. Cohen v. Board of Directors and certain of the Company's present and former executive officers: On or about December 19, 2007, a shareholder of the Company commenced a purported shareholder derivative suit in the U.S. District Court for the Southern District of New York against the Company's Board of Directors and certain of its present and former executive officers. The Company is named as a nominal defendant. The Complaint asserts claims for breaches of fiduciary duty, corporate mismanagement, waste and violations of the federal securities laws in connection with losses sustained by the Company as a result of its purchases of residential sub-prime loans. Plaintiff seeks compensatory damages in an unspecified amount and an order directing the Company to improve its corporate governance procedures.

      Jerome Birn v. Board of Directors and certain of the Company's present and former executive officers: On or about January 23, 2008, a shareholder of the Company commenced a purported shareholder derivative suit in the U.S. District Court for the Southern District of New York against the Company's Board of Directors and certain of its present and former executive officers. The Company is named as a nominal defendant. The Complaint asserts claims for breaches of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the federal securities laws in connection with losses sustained by the Company as a result of its purchases of residential sub-prime loans and certain repurchases of its own common shares. Plaintiff seeks compensatory damages in an unspecified amount and an order directing the Company to improve its corporate governance procedures.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

Executive Officers of the Registrant

      Set forth below are the names, ages, titles, principal occupation and certain biographical information as of January 21, 2008 concerning the Company's executive officers. All of the Company's officers have been appointed by and serve at the discretion of the Board of Directors.

                            Age as of
                           January 21,
           Name                2008               Principal Occupation
--------------------------  ---------  -----------------------------------------
Alan D. Schwartz.........       57      President and Chief Executive Officer
                                        of the Company and Bear Stearns and
                                        member of the Executive Committee of
                                        the Company (the "Executive Committee")

Jeffrey M. Farber........       43      Senior Vice President-Finance of the
                                        Company and Controller of the Company
                                        and Bear Stearns

Alan C. Greenberg........       80      Chairman of the Executive Committee

Jeffrey Mayer............       48      Executive Vice President, Co-Head of
                                        the Fixed Income Division of the
                                        Company and Bear Stearns and member of
                                        the Executive Committee

Samuel L. Molinaro Jr....       50      Executive Vice President, Chief
                                        Financial Officer and Chief Operating
                                        Officer of the Company and Bear Stearns
                                        and member of the Executive Committee

Michael S. Solender......       43      General Counsel of the Company and Bear
                                        Stearns

      Mr. Schwartz became Chief Executive Officer of the Company and Bear Stearns in January 2008. Mr. Schwartz became sole President of the Company and Bear Stearns in August 2007. Mr. Schwartz became a President of the Company and Bear Stearns and a member of the Executive Committee in June 2001. Mr. Schwartz was Co-Chief Operating Officer of the Company and Bear Stearns from June 2001 to August 2007.

      Mr. Farber became Senior Vice President-Finance of the Company in February 2007, and has been Controller of the Company and Bear Stearns since January 2004. Mr. Farber was Assistant Controller of the Company from May 2000 to January 2004, and since May 2000 has been a Senior Managing Director of Bear Stearns. Prior to May 2000 Mr. Farber was a partner with Deloitte & Touche LLP.

      Mr. Greenberg has been Chairman of the Executive Committee for more than five years and prior to June 2001 was Chairman of the Board of the Company.

      Mr. Mayer became Executive Vice President of the Company and Bear Stearns on August 2007, and has been Co-Head of the Fixed Income Division of the Company and Bear Stearns since March 2002. In August 2007 Mr. Mayer became a member of the Executive Committee.

      Mr. Molinaro became Chief Operating Officer for the Company and Bear Stearns in August 2007. Mr. Molinaro became Executive Vice President of the Company and Bear Stearns in December 2001, and has been Chief Financial Officer of the Company and Bear Stearns since October 1996.

      Mr. Solender became General Counsel of the Company and Bear Stearns in January 2004. Since February 2002 Mr. Solender has been a Senior Managing Director in the Legal Department of Bear Stearns. Mr. Solender was a partner at the law firm of Arnold & Porter LLP from January 1997 to January 2000 and from November 2001 to February 2002, and had been General Counsel of the U.S. Consumer Product Safety Commission from January 2000 to November 2001.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The information relating to the market for registrant's common equity required to be furnished pursuant to this item is set forth under the caption "Price Range of Common Stock and Dividends" in the Annual Report, which is incorporated herein by reference to Exhibit No. 13 of this report. The information regarding securities authorized for issuance under equity compensation plans will be set forth under the caption "Equity Compensation Plan Information" in the registrant's proxy statement to be forwarded to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2008 Annual Meeting of Stockholders to be held on April 16, 2008 and incorporated herein by reference.

      The following table provides information as of November 30, 2007 with respect to the shares of common stock repurchased by the Company during the fourth quarter of fiscal 2007:

                      Issuer Purchases of Equity Securities

                             (a) Total                      (c) Total Number of Shares      (d) Approximate Dollar
                             Number of      (b) Average        Purchased as Part of        Value of Shares that May
                               Shares        Price Paid         Publicly Announced          Yet Be Purchased Under
     Period                  Purchased       per Share        Plans or Programs (1)       the Plans or Programs (1)
----------------          --------------   --------------   --------------------------    -------------------------
 9/1/07-9/30/07                    ---         $  ---                    ---                   $2,590,979,572
10/1/07-10/31/07             1,107,610         $119.12             1,107,610                   $2,459,038,371
11/1/07-11/30/07             2,333,543         $103.19             2,333,543                   $2,218,229,353
      Total                  3,441,153         $108.32             3,441,153

      (1) On December 13, 2006, the Board of Directors of the Company approved an amendment to the Stock Repurchase Program ("Repurchase Program") to replenish the previous authorization in order to allow the Company to purchase up to $2.0 billion of common stock in fiscal 2007 and beyond. In addition, on September 18, 2007, the Board of Directors of the Company approved an amendment to the Repurchase Program authorizing the purchase of up to $2.5 billion of common stock in fiscal 2007 and beyond. This amendment supersedes the previous $2.0 billion authorization. During the fiscal year ended November 30, 2007, the Company purchased under the current and prior authorizations approximately 11.9 million shares at a cost of approximately $1.6 billion of which 3.4 million shares at a cost of $374 million were purchased pursuant to corporate share repurchases. Approximately $2.1 billion was available to be purchased under the current authorization as of November 30, 2007. The Repurchase Program will be used to acquire both shares of common stock for the Company's employee stock award plans and for up to $1.0 billion in corporate share repurchases. The Company expects to utilize the repurchase authorization to offset the dilutive impact of annual share awards. Purchases may be made in the open market or through privately negotiated transactions. The Company may, depending on price and other factors, repurchase additional shares in excess of that required for annual share awards.

      During the fiscal year ended November 30, 2007, the Company also purchased 711,557 shares of its common stock at a total cost of $108 million pursuant to a $200 million amendment to the CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006. Approximately $92 million of this authorization is remaining for future repurchases as of November 30, 2007.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.    Controls and Procedures

      Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934,as amended (the "Exchange Act"), the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this report (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

      Changes in Internal Control over Financial Reporting

      As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Company's internal control over financial reporting. Based on that evaluation, there has been no such change in the Company's internal control over financial reporting during the fourth fiscal quarter covered by this annual report.

Item 9B.    Other Information

      None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

      The information required to be furnished pursuant to this item with respect to Directors of the Company, procedures by which stockholders may recommend nominees to the Company's Board of Directors and audit committee financial expert will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 2008 Annual Meeting of Stockholders to be held on April 16, 2008, and is incorporated herein by reference. The information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

      The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

      The information required to be furnished pursuant to this item with respect to the Company's Code is included in Part I, Item 1 of this report.

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

      The information required to be furnished pursuant to this item will be set forth under the caption "Election of Directors" in the Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

      The information required to be furnished pursuant to this item will be set forth under the caption "Ratification of Selection of Independent Auditors" in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

      (a)  List of Financial Statements, Financial Statement Schedules and
           Exhibits:

           Financial Statements:

           The financial statements required to be filed hereunder are listed on page F-1 hereof, and the required schedules appear on pages F-3 - F-7.

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

(4)(b) Supplemental Indenture, dated as of January 29, 1998, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan
            Bank), as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant's Current Report on Form 8-K filed with the Commission on February 2, 1998).
(4)(c)(1) Supplemental Note Issuance Agreement, dated November 18, 2004, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(1) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(2) Supplemental Note Issuance Agreement, dated November 18, 2003, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(2) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(3) Amended and Restated Note Issuance Agreement, dated June 28, 2002, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(3) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(4) Deed of Covenant, dated June 28, 2002, made by Bear Stearns Global Asset Holdings, Ltd. (incorporated by reference to Exhibit 4(c)(4) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(5) Deed of Guarantee, dated June 29, 2001, made by The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 4(c)(5) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(6)   Except as set forth in (4)(a), (4)(b) and (4)(c)(1)-(4)(c)(5) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(4)(d)      Form of Deposit Agreement (incorporated by reference to Exhibit
            (4)(d) to the registrant's registration statement on Form S-3 (File No. 33-59140)).
(4)(e) Warrant Agreement, dated July 9, 2003, between the registrant and JPMorgan Chase Bank, as warrant agent (incorporated by reference to Exhibit 4.1(a) to the registrant's registration statement on Form 8-A filed on July 17, 2003).
(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit (10)(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*
(10)(a)(2) Capital Accumulation Plan for Senior Managing Directors, as amended and restated November 29, 2000 for Plan Years beginning on or after July 1, 1999 and further amended as of March 31, 2004, February 8, 2006, February 28, 2006 and April 18, 2007 (incorporated by reference to Exhibit (10.3) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2007).*
(10)(a)(3) Performance Compensation Plan, as amended and restated as of February 9, 2005 (incorporated by reference to: (i) Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 28, 2003; (ii) Item 9B, Other Information to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2004; and (iii) the registrant's Current Report on Form 8-K filed with the Commission on December 15, 2005).*
(10)(a)(4) Stock Award Plan, as amended and restated as of March 31, 2004 and April 18, 2007 (incorporated by reference to Exhibit (10.1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2007).*

(10)(a)(5)  Non-Employee Directors' Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to
            Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*
(10)(a)(6)  Restricted Stock Unit Plan, as amended and restated as of March 31,
            2004 and April 18, 2007 (incorporated by reference to Exhibit (10.2)
            to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2007).*
(10)(a)(7)  The Bear Stearns Companies Inc. AE Investment and Deferred
            Compensation Plan, effective January 1, 1989 (the "AE Investment and
            Deferred Compensation Plan") (incorporated by reference to Exhibit
            10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*
(10)(a)(8)  Amendment to the AE Investment and Deferred Compensation Plan,
            adopted April 29, 1996 and effective as of January 1, 1995
            (incorporated by reference to Exhibit 10(a)(15) to the registrant's
            Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*
(10)(a)(9)  Form of Forward Purchase Agreement, dated as of September 6, 2005, between The Bear Stearns Companies Inc. and a number of CAP Plan participants (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2005).*
(10)(a)(10) Form of Agreement evidencing a grant of CAP Units to Executive
            Officers under the Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form
            8-K filed with the Commission on January 4, 2005).*
(10)(a)(11) Form of Agreement evidencing a grant of Nonqualified Stock Options
            (subject to vesting) to Executive Officers under the Stock Award
            Plan (incorporated by reference to Exhibit 10.2 to the registrant's
            Current Report on Form 8-K filed with the Commission on January 4,
            2005).*
(10)(a)(12) Form of Agreement evidencing a grant of Nonqualified Stock Options
            (immediately exercisable) to Executive Officers under the Stock
            Award Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on
            January 4, 2005).*
(10)(a)(13) Agreement and Release dated November 15, 2007 with Warren Spector
            (incorporated by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K filed with the Commission on November 21,
            2007).*
(10)(a)(14) 2007 Performance Compensation Plan (incorporated by reference to
            Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Commission on April 24, 2007).*
(10)(b)(1)  Lease, dated as of November 1, 1991, between Forest City Jay Street
            Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York
            (incorporated by reference to Exhibit (10)(b)(1) to the registrant's
            Annual Report on Form 10-K for its fiscal year ended June 30, 1992).
(10)(b)(2)  First Amendment to Lease, dated December 20, 1999, between Forest
            City Jay Street Associates, L.P. and The Bear Stearns Companies Inc.
            with respect to the premises located at One MetroTech Center North,
            Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(2)
            to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2001).
(10)(b)(3)  Second Amendment to Lease, dated April 23, 2003, between Forest City
            Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North,
            Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(3)
            to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2003).
(11)        Statement regarding: computation of per share earnings. (The calculation of per share earnings is in Part II, Item 8, Note 11 to the Consolidated Financial Statements (Earnings Per Share) and is
            omitted here in accordance with Section (b)(11) of Item 601 of
            Regulation S-K).
(12)  +     Statement regarding: computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends.
(13)  +     2007 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the
            Commission).
(14)        Code of Business Conduct and Ethics (incorporated by reference to
            Exhibit 14 to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2004).
(18)        Letter Re: Change in Accounting Principles (incorporated by reference to Exhibit 18 to the registrant's Annual Report on Form
            10-K for its fiscal year ended November 30, 2006).
(21)  +     Subsidiaries of the registrant.
(23)  +     Consent of Deloitte & Touche LLP.

(31.1)+ Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+ Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Executive Compensation Plans and Arrangements
+  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January 2008.

                                             THE BEAR STEARNS COMPANIES INC.
                                                      (Registrant)

                                             By: /s/ SAMUEL L. MOLINARO JR.
                                             ------------------------------
                                                 Samuel L. Molinaro Jr.
                                                Executive Vice President,
                                            Chief Financial Officer and Chief
                                                    Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of January 2008.

                 NAME                                    TITLE
                 ----                                    -----

        /s/ ALAN C. GREENBERG          Chairman of the Executive Committee and
     ----------------------------      Director
          Alan C. Greenberg

          /s/ JAMES E. CAYNE
     ----------------------------
            James E. Cayne             Chairman of the Board and Director

         /s/ ALAN D. SCHWARTZ          President, Chief Executive Officer
     ----------------------------      (Principal Executive Officer) and
           Alan D. Schwartz            Director

         /s/ HENRY S. BIENEN
     ----------------------------
           Henry S. Bienen             Director

         /s/ CARL D. GLICKMAN
     ----------------------------
           Carl D. Glickman            Director

        /s/ MICHAEL GOLDSTEIN
     ----------------------------
          Michael Goldstein            Director

       /s/ DONALD J. HARRINGTON
     ----------------------------
         Donald J. Harrington          Director

         /s/ FRANK T. NICKELL
     ----------------------------
           Frank T. Nickell            Director

         /s/ PAUL A. NOVELLY
     ----------------------------
           Paul A. Novelly             Director

       /s/ FREDERIC V. SALERNO
     ----------------------------
         Frederic V. Salerno           Director

           /s/ VINCENT TESE
     ----------------------------
             Vincent Tese              Director

      /s/ WESLEY S. WILLIAMS JR.
     ----------------------------
        Wesley S. Williams Jr.         Director

      /s/ SAMUEL L. MOLINARO JR.       Executive Vice President, Chief Financial
     ----------------------------      Officer (Principal Financial Officer) and
        Samuel L. Molinaro Jr.         Chief Operating Officer

        /s/ JEFFREY M. FARBER          Senior Vice President-Finance and
     ----------------------------      Controller
          Jeffrey M. Farber            (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                           ITEMS 15(a)(1) AND 15(a)(2)

                                                                Page Reference

                                                                Form     Annual
Financial Statements                                            10-K     Report*
--------------------                                            ----     -------

Management's Report on Internal Control over Financial                     78
Reporting

Report of Independent Registered Public Accounting Firm                   79-80

The Bear Stearns Companies Inc.

(i)   Consolidated Statements of Income-fiscal years ended
         November 30, 2007, 2006 and 2005                                  81

(ii)  Consolidated Statements of Financial Condition at
         November 30, 2007 and 2006                                        82

(iii) Consolidated Statements of Cash Flows-fiscal years ended
         November 30, 2007, 2006 and 2005                                  83

(iv)  Consolidated Statements of Changes in Stockholders'
         Equity-fiscal years ended November 30, 2007, 2006 and            84-85
         2005

(v)   Consolidated Statements of Comprehensive Income-fiscal
         years ended November 30, 2007, 2006 and 2005                      86

(vi)  Notes to Consolidated Financial Statements                         87-126

Financial Statement Schedules

      Report of Independent Registered Public Accounting Firm    F-2

I     Condensed Financial Information of Registrant            F-3-F-7

* Incorporated by reference from the indicated pages of the 2007 Annual Report to Stockholders.

All other schedules are omitted because they are not applicable or the requested information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have audited the consolidated financial statements of The Bear Stearns Companies Inc. and subsidiaries (the "Company") as of November 30, 2007 and 2006, and for each of the three years in the period ended November 30, 2007, and the Company's internal control over financial reporting as of November 30, 2007, and have issued our reports thereon dated January 28, 2008 (such report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140" and SFAS No. 157, "Fair Value Measurements"); such consolidated financial statements and reports are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule (Schedule I) of The Bear Stearns Companies Inc. (Parent Company Only), listed in
Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective December 1, 2006, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140" and SFAS No. 157, "Fair Value Measurements."


/s/ Deloitte & Touche LLP

New York, New York
January 28, 2008

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
                                  (in millions)

Fiscal Years Ended November 30,                   2007        2006        2005

REVENUES

Interest....................................     $4,102      $3,157      $1,233

Other.......................................        534         195         248
                                                 ------      ------      ------
                                                  4,636       3,352       1,481
                                                 ======      ======      ======
EXPENSES

Interest....................................      4,235       3,387       1,582

Other.......................................        198         206         196
                                                 ------      ------      ------
                                                  4,433       3,593       1,778
                                                 ------      ------      ------
Income (loss) before benefit from income
   taxes and equity in earnings of                  203        (241)       (297)
   subsidiaries.............................

(Provision for) benefit from income taxes...       (160)         20          96
                                                 ------      ------      ------
Income (loss) before equity in earnings of           43        (221)       (201)
   subsidiaries

Equity in earnings of subsidiaries, net of tax      190       2,275       1,663
                                                 ------      ------      ------
Net income..................................     $  233      $2,054      $1,462
                                                 ======      ======      ======

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (in millions, except share data)

As of November 30,                                          2007         2006
                                                          --------     --------

ASSETS
Cash and cash equivalents.............................    $ 17,401     $  2,007
Securities purchased under agreements to resell.......       1,409           97
Receivables from subsidiaries.........................      47,985       67,185
Subordinated loans receivable from subsidiaries.......      12,948        9,963
Investments in subsidiaries, at equity................       8,097        7,975
Assets of variable interest entities..................         650          575
Other assets..........................................       7,587        3,580
                                                          --------     --------
Total Assets..........................................    $ 96,077     $ 91,382
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured short-term borrowings.......................    $  8,723     $ 19,467
Collateralized financings.............................         122           --
Payables to subsidiaries..............................       6,961        6,573
Liabilities of variable interest entities.............         205          220
Other liabilities and accrued expenses................       2,345        1,102
                                                          --------     --------
                                                            18,356       27,362
                                                          --------     --------
Commitments and contingencies (Note 1)
Long-term borrowings..................................      65,665       51,628
Long-term borrowings from subsidiaries................         263          263

STOCKHOLDERS' EQUITY

Preferred stock.......................................         352          359
Common stock, $1.00 par value; 500,000,000 shares
   authorized as of November 30, 2007 and 2006;
   184,805,847 shares issued as of November 30, 2007
   and 2006...........................................         185          185
Paid-in capital.......................................       4,986        4,579
Retained earnings.....................................       9,441        9,385
Employee stock compensation plans.....................       2,478        2,066
Accumulated other comprehensive loss..................          (8)          --
Treasury stock, at cost:
   Common stock: 71,807,227and 67,396,876 shares as of
     November 30, 2007 and 2006, respectively.........      (5,641)      (4,445)
                                                          --------     --------
Total Stockholders' Equity............................      11,793       12,129
                                                          --------     --------
Total Liabilities and Stockholders' Equity............    $ 96,077     $ 91,382
                                                          ========     ========

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)

Fiscal Years Ended November 30,                     2007        2006        2005
                                                  --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ....................................   $    233    $  2,054    $ 1,462

Adjustments to reconcile net income to cash
  provided by operating activities:
   Non-cash items included in net income:
     Employee stock compensation plans ........         31       1,010        801
     Equity in earnings of subsidiaries, net
        of dividends received .................     (1,292)       (493)      (876)
     Other ....................................         14          10         10
Decreases (increases) in assets:
   Securities purchased under agreements to
   resell .....................................     (1,312)         77         99
   Other assets ...............................     (2,397)      1,007        (34)
Increases (decreases) in liabilities:
   Payables to subsidiaries ...................        388       1,566      1,276
   Other liabilities and accrued expenses .....      2,071         (50)       306
                                                  --------    --------    -------
Cash (used in) provided by operating
  activities ..................................     (2,264)      5,181      3,044
                                                  --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net ....................    (10,744)      9,898      4,524
Collateralized financings .....................        122          --         --
Proceeds from issuance of long-term borrowings      21,193      16,503     14,112
Issuance of common stock ......................        162         289        202
Cash retained resulting from tax deductibility
   under share-based payment arrangements .....        254         363        426
Redemption of preferred stock .................         (7)        (13)       (76)
Payments for:
   Retirement of long-term borrowings .........     (8,865)     (7,143)    (5,966)
   Treasury stock purchases ...................     (1,670)     (1,374)      (870)
Cash dividends paid ...........................       (172)       (155)      (139)
                                                  --------    --------    -------
Cash provided by financing activities .........        273      18,368     12,213
                                                  --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES

Receivables from subsidiaries .................     19,200     (23,691)   (11,313)
Subordinated loans receivable from subsidiaries     (2,985)        223     (1,469)
Investments in subsidiaries, net ..............      1,170        (228)      (321)
                                                  --------    --------    -------
Cash provided by (used in) investing
   activities .................................     17,385     (23,696)   (13,103)
                                                  --------    --------    -------
Net increase (decrease) in cash and cash
equivalents....................................     15,394        (147)     2,154
Cash and cash equivalents, beginning of fiscal
year ..........................................      2,007       2,154         --
                                                  --------    --------    -------
Cash and cash equivalents, end of fiscal year..   $ 17,401    $  2,007    $ 2,154
                                                  ========    ========    =======

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         THE BEAR STEARNS COMPANIES INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.    General

      The condensed financial information of the Company (Parent Company Only) should be read in conjunction with the Consolidated Financial Statements of The Bear Stearns Companies Inc. and subsidiaries and the Notes thereto in The Bear Stearns Companies Inc. 2007 Annual Report to Stockholders (the "Annual Report") incorporated by reference in this Form 10-K.

      The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions, including those regarding fair value measurements, stock-based compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Investments in wholly owned or other subsidiaries are accounted for using the equity method.

      For information on the following, refer to the indicated Notes to the Consolidated Financial Statements within the Annual Report.

      o     Summary of Significant Accounting Policies (Note 1)
      o     Fair Value of Financial Instruments (Note 2)
      o     Financial Instruments (Note 3)
      o Variable Interest Entities and Mortgage Loan Special Purpose Entities (Note 6)
      o     Short-Term Borrowings (Note 8)
      o     Long-Term Borrowings (Note 9)
      o Preferred Stock (Note 10-refer to section entitled "Preferred Stock Issued by The Bear Stearns Companies Inc.")
      o     Employee Benefit Plan (Note 12)
      o     Stock Compensation Plans (Note 13)
      o     Commitments and Contingencies (Note 17)

      The Company engages in derivatives activities in order to modify the interest rate characteristics of its long and short-term debt. See "Hedging Activity" section of Note 4, "Derivatives and Hedging Activities", to the Consolidated Financial Statements in the Annual Report.

2.    Statement of Cash Flows

      Income taxes paid, net of refunds (consolidated) totaled approximately $561 million, $709 million and $146 million for the fiscal years ended November 30, 2007, 2006 and 2005, respectively. Cash payments for income taxes, net of refunds, would have been approximately $815 million, $1.1 billion and $572 million for the fiscal years ended November 30, 2007, 2006 and 2005, respectively, if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income. Cash payments for interest approximated interest expense for each of the periods presented.

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

      The Company received from its consolidated subsidiaries dividends of approximately $1.5 billion, $1.8 billion and $787 million for the fiscal years ended November 30, 2007, 2006 and 2005, respectively. In addition, the Company provides its subsidiaries with the use of fixed assets for which the Company charges a fee.

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