Form 10-K/A
period 2007-11-30
BEAR STEARNS COMPANIES INC
filed 2008-03-31
CIK 777001

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-K/A
                                (Amendment No. 1)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2007.

                                             OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

                                                                                                       Name of Each Exchange
                                        Title of Each Class                                             on Which Registered
---------------------------------------------------------------------------------------------------- -------------------------
Common Stock, par value $1.00 per share                                                               New York Stock Exchange
Depositary Shares, each representing a one-fourth interest in a share of 6.15% Cumulative             New York Stock Exchange
  Preferred Stock, Series E
Depositary Shares, each representing a one-fourth interest in a share of 5.72% Cumulative             New York Stock Exchange
  Preferred Stock, Series F
Depositary Shares, each representing a one-fourth interest in a share of 5.49% Cumulative             New York Stock Exchange
  Preferred Stock, Series G
BearLinx(SM) Alerian MLP Select Index ETN                                                             New York Stock Exchange
Euro Floating Rate Global Notes Due July 2012                                                         New York Stock Exchange
Principal Protected Sector Selector Notes Linked to a Basket of U.S. Sector Exchange Traded Funds     American Stock Exchange
  Due February 2008
Principal Protected Notes Linked to the S&P 500 Index Due October 2008                                American Stock Exchange
Principal Protected Notes Linked to the Nasdaq-100 Index Due December 2009                            American Stock Exchange
Principal Protected Notes Linked to the S&P 500 Index Due November 2009                               American Stock Exchange
Principal Protected Notes Linked to the Dow Jones Industrial Average Due March 2011                   American Stock Exchange
Medium-Term Notes, Linked to a Basket of Three International Equity Indices Due August 2010           American Stock Exchange

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

   On February 20, 2008, the registrant had 145,633,335 outstanding shares of common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   None.

================================================================================

                                EXPLANATORY NOTE

      As previously announced on March 16, 2008, The Bear Stearns Companies Inc. (the "Company," "we," "our," and "us") entered into an agreement and plan of merger with JPMorgan Chase & Co. ("JPMorgan"). On March 24, 2008, the Company and JPMorgan entered into amendment No. 1 to the agreement and plan of merger (as amended, the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of JPMorgan will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan. The Merger Agreement is subject to the approval of our common stockholders and other closing conditions.

      The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, which was filed with the Securities and Exchange Commission (the "SEC") on January 29, 2008 (the "2007 10-K"), to include information previously omitted from the 2007 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. As a result of the proposed merger, the Company's definitive proxy statement will not be filed before March 29, 2008 (i.e., within 120 days after the end of the Company's 2007 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report is hereby deleted.

      In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

      For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our 2007 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on January 29, 2008 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2007 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page
Item No.                                                                    No.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance......    1.
Item 11.    Executive Compensation......................................    6.
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters...............    19.
Item 13.    Certain Relationships and Related Transactions, and
               Director Independence....................................    22.
Item 14.    Principal Accountant Fees and Services......................    24.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.....................    26.

            Signatures

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

DIRECTORS

      The following individuals currently serve on the Company's Board of Directors (the "Board") for a term of one year and until their successors are duly elected and take office.

      Henry S. Bienen, age 68, has been President of Northwestern University for the past 13 years. Mr. Bienen has served as a director of the Company since 2004 and is a member of the Audit and Qualified Legal Compliance Committees. Mr. Bienen is not on the board of directors of any other public companies.

      James E. Cayne, age 74, has been Chairman of the Board for more than the past five years. Mr. Cayne has served as a director of the Company since 1985. From 1993 until January 2008, Mr. Cayne was Chief Executive Officer of the Company and Bear, Stearns & Co. Inc. ("Bear Stearns"). Mr. Cayne is not on the board of directors of any other public company.

      Carl D. Glickman, age 81, has been a private investor for more than the past five years. Mr. Glickman has served as a director of the Company since 1985 and is a member of the Audit and Qualified Legal Compliance Committees and is the Chairman of the Compensation Committee. He is also the Lead Director and Chairman of the Executive Committee of the Lexington Realty Trust.

      Michael Goldstein, age 66, was the Chairman and Chief Executive Officer of Toys "R" Us, Inc. until his retirement in June 2001. From June 2001 through May 2006, Mr. Goldstein was the Chairman of Toys "R" Us, Inc. Children's Fund. Mr. Goldstein has served as a director of the Company since 2007 and is a member of the Audit and Qualified Legal and Compliance Committees. Mr. Goldstein is on the boards of the following additional public companies: 4Kids Entertainment, Inc.; Martha Stewart Living Omnimedia, Inc.; Medco Health Solutions, Inc.; and Pacific Sunwear of California, Inc.

      Alan C. Greenberg, age 80, has been Chairman of the Executive Committee of the Company for more than the past five years. Mr. Greenberg has served as a director of the Company since 1985. Mr. Greenberg is on the board of one other public company - Viacom Inc.

      Donald J. Harrington, age 62, has been the President of St. John's University for more than the past five years. Mr. Harrington has served as a director of the Company since 1993 and is a member of the Compensation Committee. Mr. Harrington is not on the board of directors of any other public companies.

      Frank T. Nickell, age 60, has been President and Chief Executive Officer of Kelso & Company, a privately held merchant banking firm, for more than the past five years. Mr. Nickell has been Chairman of Kelso & Company since June 2006. Mr. Nickell has served as a director of the Company since 1993 and is a member of the Compensation, Corporate Governance and Nominating, and Finance and Risk Committees. Mr. Nickell is not on the board of directors of any other public company.

      Paul A. Novelly, age 64, has been Chairman of the Board and Chief Executive Officer of Apex Oil Company, Inc., a privately held company engaged in wholesale marketing, storage and distribution of petroleum products, for more than the past five years. Mr. Novelly has served as a director of the Company since 2002 and is a member of the Audit, Corporate Governance and Nominating, and Qualified Legal Compliance Committees and is the Chairman of the Finance and Risk Committee. Mr. Novelly is also on the boards of the following additional public companies: Boss Holdings, Inc. and Future Fuel Corp.

      Frederic V. Salerno, age 64, was the Vice Chairman and Chief Financial Officer of Verizon Communications Inc. (formerly Bell Atlantic Corporation) until his retirement in September 2002. Prior to June 2000, Mr. Salerno was the Senior Executive Vice President and Chief Financial Officer/Strategy and Business Development of Bell Atlantic Corporation. Prior to the merger of NYNEX Corp. ("NYNEX") and Bell Atlantic Corporation, Mr. Salerno was the Vice Chairman of the Board of NYNEX for more than five years. Mr. Salerno has served as a director of the Company since 1992 and is a member of the Audit, Finance and Risk, and Qualified Legal Compliance Committees and is the Chairman of the Corporate Governance and Nominating Committee. Mr. Salerno is on the boards of the following additional public companies: Akamai Technologies, Inc.; CBS Corporation; IntercontinentalExchange, Inc.; National Fuel Gas Company; Popular, Inc. and Viacom Inc.

      Alan D. Schwartz, age 58, has been Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Bear Stearns since January 2008 and has been President of the Company and Bear Stearns for more than the past five years. Mr. Schwartz became sole President of the Company and Bear Stearns in August 2007. Mr. Schwartz was Co-Chief Operating Officer of the Company and Bear Stearns from June 2001 until August 2007. Mr. Schwartz has served as a director of the Company from 1987 until 1996 and from 1999 until present and he is a member of the Executive Committee. Mr. Schwartz is not on the board of directors of any other public company.

      Vincent Tese, age 65, is the Chairman of Wireless Cable International Inc. Mr. Tese has served as a director of the Company since 1994 and is a member of the Compensation, Corporate Governance and Nominating, and Finance and Risk Committees and is the Chairman of the Audit Committee and the Qualified Legal Compliance Committee. Mr. Tese is on the boards of the following additional public companies: Bowne & Co., Inc.; Cablevision Systems Corporation; IntercontinentalExchange Group; Mack-Cali Realty Corporation and NRDC Acquisition Corp.

      Wesley S. Williams Jr., age 65, had been a partner in the law firm of Covington & Burling LLP for more than five years prior to his retirement in 2005. Mr. Williams has been President and Chief Operating Officer since 2004, Co-President and Co-Chief Operating Officer from 2003 to 2004, and Co-Chairman and Co-Chief Executive Officer for more than five years, of Lockhart Companies Incorporated, a 26-company conglomerate of real estate, insurance, and consumer finance companies operating largely in the Eastern Caribbean. Prior to his retirement in 2005, Mr. Williams had been Chairman from 2003 through 2004, Deputy Chairman from 2001 through 2002, and a member of the Board of Directors for more than five years, of the Federal Reserve Bank of Richmond. Mr. Williams has also been Chairman since 2004, and a member of the Board of Directors for more than five years, of the National Prostate Cancer Coalition. Mr. Williams has served as a director of the Company since 2004 and is a member of the Audit and Qualified Legal Compliance Committees. Mr. Williams is not on the board of directors of any other public company.

      There is no family relationship among any of the directors or executive officers of the Company.

EXECUTIVE OFFICERS

      Set forth below are the names, ages, titles, principal occupation and certain biographical information as of March 28, 2008 concerning the Company's executive officers. All of the Company's officers have been appointed by and serve at the discretion of the Board.

           Name                Age               Principal Occupation
--------------------------- --------- ------------------------------------------
Alan D. Schwartz...........    58     President and Chief Executive Officer of
                                      the Company and Bear Stearns and member of
                                      the Executive Committee of the Company
                                      (the "Executive Committee")
Jeffrey M. Farber..........    43     Senior Vice President-Finance of the
                                      Company and Controller of the Company and
                                      Bear Stearns
Alan C. Greenberg..........    80     Chairman of the Executive Committee
Jeffrey Mayer..............    49     Executive Vice President, Co-Head of the
                                      Fixed Income Division of the Company and
                                      Bear Stearns and member of the Executive
                                      Committee
Samuel L. Molinaro Jr......    50     Executive Vice President, Chief Financial
                                      Officer and Chief Operating Officer of the
                                      Company and Bear Stearns and member of the
                                      Executive Committee
Michael S. Solender........    43     General Counsel of the Company and Bear
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

      Mr. Molinaro became Chief Operating Officer of the Company and Bear Stearns in August 2007. Mr. Molinaro became Executive Vice President of the Company and Bear Stearns in December 2001, and has been Chief Financial Officer of the Company and Bear Stearns since October 1996.

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

CORPORATE GOVERNANCE

Board and Board Committees

      The Company is governed by the Board and various committees of the Board. Directors discharge their duties at Board and committee meetings and also through meetings and other communications with management. The Board held 13 meetings (exclusive of committee meetings) during fiscal 2007. Each director attended 75% or more of the Board and committee meetings (including for this purpose, the Executive Committee) on which he served that were held during the period he was a director.

      There are five Board committees: Audit, Compensation, Corporate Governance and Nominating, Finance and Risk and Qualified Legal Compliance (collectively, the "Board Committees"). The Company also has an Executive Committee that consists of both Board and non-Board members. Any actions taken by the Executive Committee, which are approved by a majority of the members of the Executive Committee who are Board members, are deemed to be approved by a committee of the Board. The members, the purpose and the responsibilities of each committee are described below.

      Audit Committee. The Audit Committee consists of Messrs. Bienen, Glickman, Goldstein, Novelly, Salerno, Tese (Chairman) and Williams. The Board has determined that each member of the Audit Committee is financially literate and has accounting or related financial management expertise as required by NYSE rules and satisfies the criteria of an "audit committee financial expert" under Securities and Exchange Commission ("SEC") rules. Pursuant to NYSE Rule 303A.07, if an audit committee member serves on the audit committees of more than three public companies, the Board is required to determine that such simultaneous service would not impair the member's ability to effectively serve on the Audit Committee. Currently Mr. Goldstein and Mr. Salerno serve on the audit committees of four and six public companies, including the Company, respectively. The Board has determined that based upon Mr. Goldstein and Mr. Salerno's wealth of financial experience, knowledge of the Company and ability to dedicate the required time to Board service, their service on the audit committees of four and six public companies, respectively, does not impair their ability to effectively serve on the Company's Audit Committee and that their service on the Audit Committee is in the best interest of the Company and its stockholders.

      The purpose of the Audit Committee is to assist the Board in its oversight of: the integrity of the Company's financial statements; the Company's compliance with legal and regulatory requirements; the qualifications, performance and independence of the Company's independent auditor(s); the performance of the Company's internal audit function; and the Company's systems of disclosure controls and procedures, external financial reporting and internal control over financial reporting. The Audit Committee is also directly and solely responsible for the appointment, retention, compensation, oversight and termination of the Company's independent auditors and for pre-approving all audit and permissible non-audit services to be performed by the independent auditors. The Audit Committee held 10 meetings during fiscal 2007.

      Compensation Committee. The Compensation Committee consists of Messrs. Glickman (Chairman), Harrington, Nickell and Tese. Each Compensation Committee member is a "non-employee director" pursuant to Rule 16b-3 under the Exchange Act and an "outside director" pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended ("IRC 162(m)"). None of the current members of the Compensation Committee is or has been an officer or an employee of the Company. The Compensation Committee is responsible for discharging the responsibilities of the Board relating to compensation of the Company's Chief Executive Officer and the other participants in The Bear Stearns Companies Inc. 2007 Performance Compensation Plan ("PCP") and overseeing the Company's compensation system and practices. The Compensation Committee held 6 meetings during fiscal 2007.

      Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee consists of Messrs. Nickell, Novelly, Salerno (Chairman) and Tese. Prior to February 8, 2007, the Corporate Governance Committee and the Nominating Committee were two separate committees. The Corporate Governance Committee consisted of Messrs. Nickell, Novelly and Tese (Chairman) and the Nominating Committee consisted of Messrs. Novelly, Salerno (Chairman) and Tese. In order to increase the efficiency of these committees, the Company merged these two committees into one committee, which now fulfills all of the responsibilities that each committee was responsible for prior to the consolidation. The purpose of the Corporate Governance and Nominating Committee is: (1) to identify individuals qualified to become Board members and select, or recommend that the Board select, the director nominees to be voted upon at the annual meeting of stockholders; (2) to develop and recommend to the Board a set of corporate governance guidelines for the Company; (3) to make recommendations to the Board in support of such guidelines; (4) to take a leadership role in shaping the corporate governance of the Company; and (5) to oversee the evaluation of the Board and management. The Corporate Governance and Nominating Committee annually, or as necessary or appropriate, reviews the Company's Board Candidate Guidelines, Director Independence Standards, Corporate Governance Guidelines and Code of Business Conduct and Ethics. The Corporate Governance Committee and the Nominating Committee each held two meetings during fiscal 2007. Following the combination of the two committees in February 2007, the Corporate Governance and Nominating Committee held two additional meetings during fiscal 2007.

      Finance and Risk Committee. The Finance and Risk Committee consists of Messrs. Nickell, Novelly (Chairman), Salerno and Tese. The purpose of the Finance and Risk Committee is to assist the Board in its oversight of the
Company's: (1) credit, market and operational risk management; (2) funding, liquidity and liquidity risk management practices; (3) balance sheet and capital management; and (4) insurance programs and related risk mitigation. The Finance and Risk Committee is responsible for reviewing and discussing with the Audit Committee the Company's policies and procedures regarding the assessment and management of the Company's trading and investment risks, counterparty credit risks, operational risks and significant risk exposures and trends. The Finance and Risk Committee is also responsible for reviewing the Company's framework for balance sheet management, including categories of assets and liabilities and the level of unfunded committed funding obligations. The Finance and Risk Committee held two meetings during fiscal 2007.

      Qualified Legal Compliance Committee. The Qualified Legal Compliance Committee (the "QLCC") consists of Messrs. Bienen, Goldstein, Glickman, Novelly, Salerno, Tese (Chairman) and Williams. The QLCC consists of at least one member of the Audit Committee and two or more members of the Board who are not employed, directly or indirectly, by the Company, as required by the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The purpose of the QLCC is (under certain circumstances) to receive, retain and investigate reports, from the Company's chief legal officer, or any attorney appearing and practicing before the SEC in the representation of the Company, of evidence of a material violation of any United States federal or state securities law, including any breach of fiduciary duty by the Company, its officers, directors, employees or agents. The QLCC held one meeting during fiscal 2007.

      Executive Committee. The Executive Committee consists of Messrs. Greenberg (Chairman), Mayer, Molinaro and Schwartz. The Executive Committee has the authority to authorize and approve transactions specifically delegated to it by the Board and other transactions that are considered to be in the ordinary course of the Company's business and that are not prohibited by Delaware General Corporation Law or the Company's Restated Certificate of Incorporation. The Executive Committee generally meets at least once a week, but held 113 meetings during fiscal 2007.

Executive Sessions

      The Company's non-management directors meet in regularly scheduled executive sessions without management present in order to freely evaluate the performance of the Company's management. The Company's Corporate Governance Guidelines require non-management directors to meet in executive session not less than quarterly. The non-management directors held six executive sessions in fiscal 2007. The Lead Director, Mr. Tese, serves as the Presiding Director at such executive sessions.

Procedures by which Stockholders may Nominate Directors

      There have been no material changes in the procedures by which stockholders may nominate directors since March 27, 2007.

Whistle-blowing

      The Audit Committee has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures allow for the confidential and anonymous submission by employees of concerns regarding accounting or auditing matters. Additionally, it is the Company's policy to not retaliate or take any other detrimental action against employees who in good faith provide evidence of fraud.

Code of Business Conduct and Ethics

      All of the Company's employees (including employees of subsidiaries and affiliates), officers (including senior executive, financial and accounting officers) and directors are held accountable for adherence to the Company's Code of Business Conduct and Ethics (the "Code"). The Code is intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable laws, rules and regulations and honest and ethical conduct. The Code covers all areas of professional conduct, including conflicts of interest, fair dealing, financial reporting and disclosure, protection of Company assets and confidentiality.

Corporate Governance Materials Available on the Bear Stearns Web Site

      The Company's Corporate Governance Guidelines are posted on the Corporate Governance section of the Company's web site at http://www.bearstearns.com/ sitewide/our_firm/corporate_governance/governance_guide.htm. The Company's
Corporate Governance Guidelines include the Company's Director Independence Standards. In addition to the Company's Corporate Governance Guidelines, other information relating to corporate governance is available on the Corporate Governance section of the Company's web site, including:

      o     Restated Certificate of Incorporation
      o     By-laws
      o     Code of Business Conduct and Ethics
      o     Audit Committee Charter
      o     Compensation Committee Charter
      o     Corporate Governance and Nominating Committee Charter
      o     Finance and Risk Committee Charter
      o     Qualified Legal Compliance Committee Charter

      Stockholders may also obtain copies of these documents without charge by writing to Mr. Kenneth L. Edlow, Secretary, The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's officers, directors, and any persons who own more than 10% of the Common Stock, to file reports of ownership of, and transactions in, our Common Stock with the SEC and furnish copies of such forms and amendments thereto to the Company. Based solely upon a review of the copies of such forms and amendments thereto furnished to the Company and on written representations from the Company's officers, directors, and any person who owns more than 10% of the Common Stock, the Company believes that all Section 16(a) filing requirements were complied with during fiscal 2007.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

      The following Compensation Discussion and Analysis provides the objectives, principles and features of our executive compensation programs, as well as a summary of compensation decisions we made for our executive officers and other senior leaders, including the six who are named ("named executive officers") in the compensation tables that follow.

Compensation Program Philosophy and Objectives

      Operating in a highly competitive industry, our success relies, in large part, on the abilities and dedication of our employees. We believe it is critical to have strong senior executives who are of a caliber to effectively lead highly talented employees. Therefore, the primary objective of our compensation program is to attract, motivate and retain executives of exceptional capability and experience. We seek to do this in a manner that aligns the interests of our executive officers and stockholders. In support of these objectives, the following principles guide the design and administration of our compensation program for our executive officers and other senior leaders.

      Performance-Based - We operate as a meritocracy, rewarding our employees, including executive officers, based on the results that they create and deliver. Almost all of the compensation paid to executive officers, as well as other key employees, is variable with the value awarded and ultimately paid to them being tied to both our annual and longer-term performance. The base salary paid to executive officers represents a small portion of their total compensation opportunity. We believe that by having almost all of their compensation at-risk, executive officers and other key leaders are highly motivated to perform and deliver strong results to our stockholders.

      Ownership - To align the interests of our executive officers with those of our stockholders, a significant portion of the performance-based annual bonus is paid in an equity-based component, with multi-year vesting provisions and holding requirements. As a result, the total value an executive officer ultimately receives is dependent on our earnings over the holding period and the market value of our Common Stock at the conclusion of that period. Further, the portion awarded in equity increases as an executive's total compensation increases, based on a progressive schedule.

      We believe that delivering a meaningful portion of an executive officer's total compensation in equity-based components also helps us to retain our executive officers. Equity awards are generally subject to forfeiture if an executive officer voluntarily leaves the Company prior to vesting for any reason, other than retirement or disability (more details on termination provisions are provided under the section entitled "Potential Payments upon Termination or Change-in-Control"). Consequently, the cost of leaving us can be significant to both the executive officer and any competitor who wants to hire the executive. By giving executive officers the chance to share in the long-term results they produce, we believe that equity-based awards encourage them to establish long-term careers with us.

      We have a stock ownership policy that requires executive officers to hold a minimum of 5,000 shares of Common Stock or Common Stock equivalents. For purposes of meeting the requirement, Common Stock equivalents include all vested CAP units ("CAP Units"), vested but unexercised stock options, and vested restricted stock units ("RSUs") held by participants under The Bear Stearns Companies Inc. Restricted Stock Unit Plan (the "RSU Plan"). An executive officer has three years from the date this policy was adopted, which was in 2005, or from the time of their appointment as an executive officer to acquire and maintain such holdings. As of November 30, 2007, all of our executive officers were in compliance with this policy.

      As of February 20, 2008, our named executive officers beneficially owned approximately 6.8% of the outstanding Common Stock. Consistent with our ownership orientation, this level of stock ownership by executive officers reflects a significant personal investment in us by those who are most responsible for our future success.

      Competitive - Reflecting the intense competition for the caliber of talent we need to effectively compete in the financial services industry, we believe we need to offer a total compensation opportunity that is comparable to that provided by our primary competitors. Our competitors can include other brokers and dealers, commercial banks, investment banking firms, investment advisors, mutual funds, hedge funds, private equity funds and insurance companies. However, our direct competitors were the principal group we used to determine competitive market pay levels and practices for fiscal year 2007. Our direct competitors are: Lehman Brothers Holdings, Inc., Merrill Lynch & Co., Inc., Morgan Stanley, and The Goldman Sachs Group, Inc.

      Our Human Resources Executive Compensation staff regularly reviews, directly and through data provided by Equilar, a compensation benchmarking service, the pay levels disclosed in public filings by our peers, including total compensation and the pay mix, for comparable positions and provides this market information to both management and the Compensation Committee as requested or deemed appropriate. Additionally, through survey data published by McLagan Partners, we monitor pay levels and practice data that can include large, global commercial banks such as Citigroup Inc., Deutsche Bank AG, JPMorgan Chase & Co. and UBS AG.

      While competitive market data is made available to the Compensation Committee to help inform its decisions and ensure that our total compensation is within a reasonably competitive range, the Compensation Committee does not target a specific percentile or quartile at which it aims to pay, nor does it target a specific benchmark level for the mix of pay (e.g., portion delivered in cash versus equity) that it aims to deliver.

Role of the Compensation Committee and Management

      The Compensation Committee is responsible for the design and operation of our compensation program. The Compensation Committee is governed by a written charter that sets forth its responsibilities and authority.

      The Compensation Committee has the authority under its charter to retain special counsel and other experts, including compensation consultants to support its responsibilities in determining executive compensation and related programs. The Compensation Committee did not retain any compensation consultants in fiscal 2007.

      The Compensation Committee considers factors and criteria it deems to be most relevant to the decision required, which can and do vary from year to year. In carrying out its responsibilities, the Compensation Committee relies on the expertise of its members, as seasoned business professionals. The Compensation Committee may also seek input from other members of the Board, the Chief Executive Officer and other members of senior management; provided that neither the Chief Executive Officer nor the other members of senior management provide input with respect to their own compensation. The Compensation Committee makes the compensation decisions specific to the Chief Executive Officer.

Components and Operation of Our Compensation Program

      To implement the foregoing principles, pay is comprised of two elements for executive officers and other key employees, base salary and a performance-based annual bonus. The annual bonus is payable in both cash and an equity-based component. The PCP, which was approved by stockholders at the 2007 annual meeting of stockholders, principally governs the determination and payout of the annual performance-based bonus, and our stockholder approved equity plans govern the equity-based portion, as discussed in more detail below.

      Base Salary - Under the terms of the PCP, the base salary for all participants, including executive officers, was $250,000 for fiscal 2007. This level remained unchanged from the prior fiscal year. Consistent with the objectives of our compensation program, base salaries are intended to represent a minimal portion of total compensation to ensure that almost all pay received is performance-based.

      Performance-Based Annual Bonus - The purpose of the PCP is to compensate our executive officers and other members of senior management for their significant contributions to our firm and to stimulate their efforts by giving them a direct interest in our performance. Performance-based bonuses represent the single largest component of overall compensation for our executive officers.

      Under the PCP, executive officers and other key employees are eligible to receive a share of one of two different performance-based bonus pools. For fiscal 2007, one pool covered the five individuals that were members of our Executive Committee as of the start of the fiscal year (the "Executive Committee Pool"). The named executive officers included in the Executive Committee Pool as of year end were Messrs. Cayne, Schwartz and

Molinaro. The second pool (the "Other Pool") covered seven other participants, including executive officers and certain other members of senior management who hold meaningful leadership positions. Participants in the Other Pool included three of the named executive officers, Messrs. Solender, Farber and Minikes. Jeffrey Mayer, who was appointed to the Executive Committee during fiscal 2007, was not covered under the Executive Committee Pool, but was a participant in the Other Pool.

      Establishing and Allocating Bonus Pools

      Within 90 days after the beginning of each fiscal year, the Compensation Committee determines the formula that will be used to calculate the level of bonus funding available under both the Executive Committee Pool and the Other Pool. Under the PCP, the formula used can be based upon one or more of the following criteria, individually or in combination, and may be adjusted by the Compensation Committee as it deems appropriate: pre-tax or after-tax return on equity; earnings per share; pre-tax or after-tax net income; business unit or departmental pre-tax or after-tax income; firm revenue growth; departmental revenue growth; book value per share; market price per share; relative performance to peer group of companies; expense management; and total return to stockholders.

      For fiscal 2007, the Compensation Committee determined that the basis for funding the Executive Committee Pool would be our adjusted after-tax return on common equity ("ROE"). In calculating ROE, we add back into income any amounts charged to expense as a result of the PCP. For the Executive Committee Pool, the Compensation Committee designed a formula that would provide for a larger bonus fund as the level of ROE increased; the minimum level of ROE necessary to generate funding was 1.15% and there was no maximum ROE level above which the amount of the pool would be capped. The Compensation Committee has traditionally selected an ROE based metric for the Executive Committee Pool because it believes that the way to drive stockholder growth is to focus our executive officers on the annual return to stockholders. Since a significant portion of their annual compensation is delivered in the form of equity-based compensation the focus on ROE also strengthens the alignment of interest between the members of the Executive Committee and the stockholders.

      For fiscal 2007, the Compensation Committee determined that the formula to be used to determine bonus funding for the Other Pool would be equal to the greatest amount generated based on performance against three separate metrics: adjusted pre-tax income for the entire firm; pre-tax income for a selected department; and expense management. The Compensation Committee selected these metrics based on its desire to develop a bonus pool that would qualify for tax deduction pursuant to IRC 162(m). These metrics reflect the performance of the Company as a whole and provide us with the flexibility to pay the appropriate levels of compensation to a select group of employees.

      At the time it sets the bonus pools funding formula, the Compensation Committee also determines the share of both the Executive Committee Pool and the Other Pool that each individual participant may receive for the related fiscal year. In making the decisions regarding the allocation of the respective pool available to each pool participant other than the Chief Executive Officer, the Compensation Committee receives input from the Chief Executive Officer and our Human Resources Executive Compensation staff. The share assigned is based on this input, as well as the Compensation Committee's judgment on what the appropriate maximum compensation opportunity should be for each executive officer at various levels of the Company's performance. The Compensation Committee does not use any formulas or specific criteria in setting these maximums and the basis for its decision can and does change from year to year. However, under the PCP there is a further cap on the level of bonus compensation any single participating executive can receive, regardless of the amount of bonus funding made available under the respective bonus pool in which a participant is covered. Effective with the 2007 fiscal year, the individual limit under the PCP is equal to 2.5% of our consolidated pre-tax income for the related fiscal year.

      Determination of Bonuses

      At the end of each fiscal year, the Compensation Committee is advised by management of the total available funding under each of the respective bonus pools and the maximum amounts payable to each of the participants based on our results against the established metrics. These results are presented by management and certified by our Controller. The Compensation Committee reviews this information, certifies whether the annual performance goals have been met and then determines the amount of bonus funding to be awarded to each PCP participant. In arriving at its decision, the Compensation Committee considers a variety of factors, including competitive market data (as discussed above); subjective elements, such as the scope of the executive officer's role, experience and skills, and the executive officer's performance during the fiscal year; the performance of Bear Stearns; the importance of optimizing our tax deductibility for executive compensation under IRC 162(m); previous compensation; and the importance of retaining the executive officer. The Compensation Committee considers such factors as part of the total mix of information and does not attempt to quantify, rank or otherwise assign relative weights to such factors. The basis for the Compensation Committee's decision varies each year and is decided on by the Compensation Committee differently each year, reflecting its judgment of the context in which the results were achieved.

      The Compensation Committee may exercise negative discretion and reduce the amount of compensation that would otherwise be payable to any participant under the PCP, but does not have discretion to increase payments under the PCP. While the Compensation Committee may exercise negative discretion as to the compensation awarded to an individual participant in the Executive Committee Pool, its practice has been to apply the same level of negative discretion to all participants in this pool, treating them as a group, on the same basis. This approach reflects the Compensation Committee's and management's belief that it is the collective efforts of these executives that drive our overall results, and that this approach aligns with the partnership orientation under which the Executive Committee has operated. The Compensation Committee determined not to award any bonuses to the members of the Executive Committee related to fiscal 2007 in recognition of the significant decline in our overall financial results from the prior year. While some of our business areas recorded strong year-over-year growth in revenue and pre-tax income the overall results were down significantly primarily due to asset write-downs and losses incurred in our Fixed Income business.

      The formula approved by the Compensation Committee for the Other Pool generated a bonus pool of approximately $146.7 million, and the maximum amount of bonus compensation that could be awarded to any single participant based on our pre-tax net income was $5.4 million. The seven participants in the Other Pool received $20.7 million in bonuses related to fiscal 2007, with the member of the Executive Committee who was a participant in this pool receiving no bonus consistent with all of the other Executive Committee members. The Compensation Committee's decisions regarding the participants in the Other Pool were individually made, and they varied by executive reflecting the results of each executive's direct organization and the executive's individual contributions over the year. The bonuses awarded reflect the strong accomplishments by the organizations managed by each executive, as well as the Compensation Committee's subjective assessment of each executive's personal contributions to our overall results. In addition, the Compensation Committee considered each executive's prior year total compensation. The Compensation Committee's decision also took into consideration management's assessment of each executive's performance for the year and the scope of each executive's role and the degree to which the executive's level of responsibility may have grown over the year. The bonus amounts awarded to Messrs. Solender, Farber and Minikes are disclosed under the section entitled "Compensation of the Named Executive Officers including the Chief Executive Officer", as well as in the required tables that follow this Compensation Discussion and Analysis.

      Capital Accumulation Plan

      For fiscal 2007, the Compensation Committee decided to pay out the entire equity-based component of the performance-based bonuses in the form of CAP Units. The Bear Stearns Companies Inc. Capital Accumulation Plan for Senior Managing Directors (the "CAP Plan") was adopted initially by the Board and approved by stockholders as of September 6, 1990. The CAP Plan was most recently amended in 2007, following the approval of the amendment by the stockholders at the 2007 annual meeting of stockholders. The purpose of the CAP Plan is to promote our interests and our stockholders' interests by providing long-term incentives to certain key executives who contribute significantly to our long-term performance and growth.

      Certain participating executives received a grant of CAP Units calculated by dividing the portion of their total compensation to be delivered in equity by the closing price of the Common Stock on the grant date (December 21, 2007), which was $89.95. Messrs. Cayne, Schwartz and Molinaro were not granted any CAP Units and Messrs. Solender, Farber and Minikes were granted 17,463, 13,340 and 34,081 CAP Units, respectively related to fiscal 2007 performance. The timing for awarding the CAP Units follows our historical practice of making grants after the close of the fiscal year and the Compensation Committee's and full Board's review of the financial performance and the release of our earnings.

      The CAP Units generally vest 50% in each of the second and third years following the original grant date. Despite being vested, CAP Units are not paid out in shares of Common Stock and taxable to the participants until five years from the original grant date. The vesting conditions and five-year holding period are intended to drive executives to achieve our long-term goals and take steps to deliver performance that will increase our value and grow our stock price. These features also encourage retention, as executives are required to remain actively employed to receive their shares at the end of the vesting period, except in certain cases, such as retirement or other terminations, which are discussed in the section entitled "Potential Payments upon Termination or Change-in-Control".

      Based on our performance in each subsequent fiscal year, participants are eligible and may receive earnings in the form of additional CAP Units, which generally vest 100% at the end of the third year following the original grant date. The number of additional CAP Units awarded is based on the number of CAP Units held. The value of these additional CAP Units is in lieu of the cash dividends paid on equivalent shares of Common Stock. As set forth in the CAP Plan, the number of additional CAP Units awarded is determined by a formula that is equal to income per share plus dividends per share. The Compensation Committee does not consider this element of pay part of the total annual compensation package awarded to executive officers each year as it relates to grants of CAP Units made in prior years. As in prior years, additional CAP Units earned in fiscal 2007 were expensed for financial accounting purposes upon grant.

      Other Benefits - In addition to base salary and performance-based annual bonuses, we provide our executive officers with certain medical and other benefits to assist us in remaining competitive in the marketplace. Most of these benefits are generally made available to our employees.

      Health and Welfare Plans - Executive officers are eligible to participate in the same medical, dental and prescription drug plans that are offered broadly to eligible U.S. employees. We have structured these plans such that those with higher compensation levels bear a significantly larger portion of the cost for their coverage than those employees participating in the same plans who are at lower income levels.

      Company-Paid Insurance - Executive officers are also covered by our life insurance, travel insurance, and disability plans, which are also offered broadly to eligible U.S. employees. Executive officers receive $1,000,000 in company paid group life insurance coverage, business travel insurance of $500,000, and disability coverage of $3,500 per month consistent with the benefits provided to any officer at the Senior Managing Director level within the Company.

      Employee-Paid Benefits - In addition to these plans, executive officers may enroll in flexible spending accounts to offset eligible healthcare expenses and purchase other voluntary benefits, such as supplemental and dependent life insurance coverage, and personal liability insurance, at group rates.

      Retirement Plans - Executive officers are eligible to participate in our 401(k) Savings Plan on the same basis as other eligible U.S. based employees. Under this plan, participants may contribute up to 25% of their compensation on a pre-tax basis, subject to annual IRS limits. We offer a wide range of professionally managed funds in which participants may invest, but we do not match any contributions. Further, we do not sponsor a defined benefit retirement plan or any non-qualified retirement plans for executive officers.

      Perquisites - We do not provide perquisites to our executive officers.

Compensation of the Named Executive Officers including the Chief Executive
Officer

      As described above, for fiscal 2007, Mr. Cayne did not receive any bonus. His compensation for fiscal 2007 was his base salary of $250,000. As detailed below, the fiscal 2007 compensation awarded to the Chief Executive Officer and other named executive officers included:

           Name                Salary       Bonus (Cash)     Bonus (Equity) (1)    Total Fiscal 2007 Compensation
           ----                ------       ------------     ------------------    ------------------------------
James E. Cayne                $250,000           $0                  $0                           $250,000
............................. ............ ................. ..................... ...............................
Alan D. Schwartz              $250,000           $0                  $0                           $250,000
............................. ............ ................. ..................... ...............................
Samuel L. Molinaro Jr.        $250,000           $0                  $0                           $250,000
............................. ............ ................. ..................... ...............................
Michael S. Solender           $250,000       $1,179,153          $1,570,847                     $3,000,000
............................. ............ ................. ..................... ...............................
Jeffrey M. Farber             $250,000       $1,050,000          $1,200,000                     $2,500,000
............................. ............ ................. ..................... ...............................
Michael Minikes               $250,000       $1,684,375          $3,065,625                     $5,000,000
............................. ............ ................. ..................... ...............................

------------
(1) Represents the fair market value on the grant date of the CAP Units awarded to the named executive officers in December 2007.

Other Information

      Charitable Contributions - In accordance with our longstanding commitment to philanthropy, executive officers and other key employees are required to make charitable contributions of at least four percent of their annual earnings each year to charities of their choosing.

      Tax Considerations - IRC 162(m) limits deductibility for federal income tax purposes of compensation in excess of $1,000,000 annually paid to the named executive officers (other than the chief financial officer). IRC 162(m) generally excludes from the calculation of the $1,000,000 annual cap, compensation that is based on the attainment of pre-established, objective performance goals established under a stockholder-approved plan. Salaries for the named executive officers do not qualify as performance-based compensation. However, the PCP, the CAP Plan and The Bear Stearns Companies Inc. Stock Award Plan (the "Stock Award Plan") have been established and maintained in a manner to qualify any compensation paid thereunder as "performance-based compensation" and deductible. While the Compensation Committee currently seeks to maximize the deductibility of compensation paid to executive officers, it maintains the flexibility to take actions that may not be deductible but are deemed appropriate based upon other business considerations. All of the compensation paid to the named executive officers in fiscal 2007 is fully deductible under IRC 162(m).

      Timing of Equity Grants - We do not have any policy regarding the timing of equity grants. Historically, the Compensation Committee's practice has been to grant equity awards in December following the end of the prior fiscal year and after the release of earnings for that prior year. To facilitate the hiring of experienced talent throughout the year, the Compensation Committee has delegated to our Management & Compensation Committee the authority to grant equity awards to new hires and current employees, except for any executive officer (which includes the executive officers who are members of the Executive Committee). Neither the Compensation Committee nor the Management & Compensation Committee grants equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.

      The Stock Award Plan provides that the time at which an option is granted shall be deemed to be the effective date of such grant, and that the option price of each share of Common Stock granted under the plan shall not be less than the "fair market value" of such stock at the time the option is granted. The "fair market value" is defined under the Stock Award Plan as the closing price of the Common Stock on the grant date or, in the absence of reported sales on such date, the closing price on the immediately preceding date on which sales were reported.

      Accounting Treatment of Equity-Based Compensation - The Compensation Committee considers the accounting and cash flow implications of various forms of executive compensation. We record salaries and performance-based compensation incentives as expenses in the amount paid, or to be paid, to the named executive officers in our financial statements. In accordance with Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), we expense the fair value of stock options and stock awards granted to employees over the related service period. In accordance with SFAS 123(R), we measure the fair value of stock options and stock awards based upon the market price of the underlying Common Stock on the grant date, reduced by the present value of the estimated future dividends. The Compensation Committee believes that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them. In addition, we purchase shares of our Common Stock in the open market during the course of the year in order to hedge the economic cost of granting equity awards.

      Executive Compensation Recovery - Although we do not have a formal policy related to the recovery of compensation earned from our executive officers in the case of a financial restatement, the CAP Plan and Stock Award Plan provide that in the event of an executive officer's termination for cause, all outstanding unvested CAP Units and stock options held by such executive officer would be cancelled.

      Payments upon Termination and Change-in-Control - We do not have individual employment arrangements or a severance plan for our executive officers that provide for payments upon termination or a change-in-control. However, the CAP Plan and the Stock Award Plan have post-termination provisions that are applicable to all plan participants, as described in more detail in the section entitled "Potential Payments upon Termination or Change-in-Control".

COMPENSATION COMMITTEE REPORT

      The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon these reviews and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this report.

                                          COMPENSATION COMMITTEE


                                          Carl D. Glickman, Chairman
                                          Donald J. Harrington
                                          Frank T. Nickell
                                          Vincent Tese


COMPENSATION TABLES AND OTHER INFORMATION

      The following tables set forth information with respect to our former Chief Executive Officer, our Chief Financial Officer and our three most highly compensated executive officers (other than the former Chief Executive Officer and the Chief Financial Officer) serving as executive officers for the fiscal year ended November 30, 2007. In addition, we are voluntarily disclosing information with respect to our current Chief Executive Officer in the following tables.

                           SUMMARY COMPENSATION TABLE

                                                                            Stock      All Other
                                     Fiscal                                Awards     Compensation
Name and Principal Position           Year    Salary ($)   Bonus ($)(1)    ($)(2)        ($)(3)       Total ($)
---------------------------           ----    ----------   ------------    ------        ------       ---------
James E. Cayne                       2007     250,000            0            0            440,757     690,757
 Chairman of the Board and former
  Chief Executive Officer
Alan D. Schwartz                     2007     250,000            0            0            415,249     665,249
 Chief Executive Officer and
  President
Samuel L. Molinaro Jr.               2007     250,000            0            0            222,278     472,278
 Chief Financial Officer and Chief
  Operating Officer
Michael S. Solender                  2007     250,000        1,179,153        0             13,897    1,443,050
 General Counsel
Jeffrey M. Farber                    2007     250,000        1,050,000        0             11,355    1,311,355
 Senior Vice President - Finance
   and Controller
Michael Minikes                      2007     250,000        1,684,375        0             60,770    1,995,145
 Chief Executive Officer of Bear,
   Stearns Securities Corp.

-------------------
(1)   Portion of the named executive officer's bonus paid in cash under the PCP.
(2) We have historically finalized our stock-based compensation decisions in December following the end of the related fiscal year. Consistent with this practice, the Compensation Committee approved the stock-based compensation relating to employee service in fiscal 2007 on December 21, 2007, and granted Messrs. Solender, Farber and Minikes 17,463, 13,340 and 34,081 CAP Units, respectively. Messrs. Cayne, Schwartz and Molinaro were not granted any equity awards for employee service in fiscal 2007. Pursuant to SFAS 123(R), we expense the fair value of stock options and CAP Units granted to employees over the requisite service period, which is the vesting schedule for the CAP Units. The CAP Units that were granted to the named executive officers in December 2007 vest 50% on November 30, 2009 and 50% on November 30, 2010.
(3) Represents earnings on all outstanding CAP Units awarded based on the average of the high and low sale prices of $101.625 of the Common Stock on November 30, 2007. The number of additional CAP Units awarded is based on the number of underlying CAP Units held, and are in lieu of cash dividends paid on equivalent shares of Common Stock.

                           GRANTS OF PLAN-BASED AWARDS

                                             All Other Stock     All Other Option
                                              Awards: Number      Awards: Number
                                               of Shares of       of Securities     Exercise or Base    Grant Date Fair Value
                                             Stock or Units         Underlying       Price of Option     of Stock and Option
           Name               Grant Date          (#)(1)          Options (#)(2)      Awards ($/Sh)         Awards ($)(3)
           ----               ----------          ------          --------------      -------------         -------------
James E. Cayne                12/20/06                89,758              35,788             165.32               16,529,255
Alan D. Schwartz              12/20/06                84,769              33,847             165.32               15,612,851
Samuel L. Molinaro Jr.        12/20/06                66,367              26,691             165.32               12,232,500
Michael S. Solender           12/20/06                 5,189               2,900             165.32                  994,890
Jeffrey M. Farber             12/20/06                 4,537               2,646             165.32                  875,000
Michael Minikes               12/20/06                11,309               5,280             165.32                2,119,000

-------------------
(1) Represents CAP Units granted on December 20, 2006 for performance related to fiscal 2006. These CAP Units vest 50% on November 30, 2008 and 50% on November 30, 2009. The shares of Common Stock underlying the CAP Units will not become freely transferable until November 30, 2011.
(2) Represents stock options granted on December 20, 2006 for performance related to fiscal 2006, with an exercise price equal to the closing price of the Common Stock on the grant date. These stock options become exercisable on the third anniversary of the grant date (December 20, 2009) for Messrs. Cayne, Schwartz, and Molinaro as they were members of the Executive Committee, and were immediately vested for Messrs. Solender, Farber and Minikes. All options expire ten years from the grant date (December 20, 2016).
(3) For stock awards, represents the value of the CAP Units granted based on the closing price of the Common Stock on the grant date. For option awards, represents the grant date fair value of option awards based on a value of $47.23 per share calculated in accordance with SFAS 123(R) using a modified Black-Scholes option pricing model. The assumptions used for the variables in the model were: 26.67% volatility (a projection of the volatility of the Common Stock over the 10-year term of the options); a 4.60% risk-free rate of return (based on the USD Interest Rate Swap Curve, expressed as a zero-coupon rate over the 10-year term); a 0.68% dividend yield (which was an estimated projected dividend yield on the grant date); and a 10-year option term (which is the maximum term of the options). A discount was applied to the option value yielded by the model to reflect the non-marketability of the options. The actual gain, if any that the executive officers will realize on their stock options will depend on the future price of the Common Stock and may vary from the value forecasted by application of an option pricing model.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

--------------------------- ---------------------------------------------------------------- ----------------------------------
                                                     Option Awards                                     Stock Awards
--------------------------- ---------------------------------------------------------------- ----------------------------------
                              Number of         Number of
                             Securities         Securities                                       Number of     Market Value of
                             Underlying         Underlying                                       Shares or     Shares or Units
                             Unexercised       Unexercised         Option         Option      Units of Stock    of Stock That
                             Options (#)        Options (#)       Exercise      Expiration     That Have Not   Have Not Vested
           Name              Exercisable       Unexercisable      Price ($)        Date        Vested (#)(4)        ($)(5)
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------
James E. Cayne                     72,427                            38.75         01/10/10          141,144        14,072,078
                                  108,856                           49.625         12/10/10
                                   30,581                            56.88         12/17/11
                                   68,000                            64.00         11/29/12
                                  256,143                            73.75         12/15/13
                                                     168,585(1)     102.65         12/28/14
                                                      56,573(2)     116.50         12/22/15
                                                      35,788(3)     165.32         12/20/16
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------
Alan D. Schwartz                   57,500                            38.75         01/10/10          133,403        13,300,271
                                   86,354                           49.625         12/10/10
                                   28,934                            56.88         12/17/11
                                   65,000                            64.00         11/29/12
                                  242,307                            73.75         12/15/13
                                                     159,784(1)     102.65         12/28/14
                                                      53,650(2)     116.50         12/22/15
                                                      33,847(3)     165.32         12/20/16
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------
Samuel L. Molinaro Jr.              5,571                            38.75         01/10/10           98,024         9,773,001
                                   21,877                           49.625         12/10/10
                                   15,605                            56.88         12/17/11
                                   30,000                            64.00         11/29/12
                                  116,582                            73.75         12/15/13
                                                      92,895(1)     102.65         12/28/14
                                                      35,534(2)     116.50         12/22/15
                                                      26,691(3)     165.32         12/20/16
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------
Michael S. Solender                 1,100                            64.00         11/29/12           25,185         2,510,926
                                    4,444                            73.75         12/15/13
                                    4,404                           102.65         12/28/14
                                    4,672                           116.50         12/22/15
                                    2,900                           165.32         12/20/16
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------
Jeffrey M. Farber                   2,719                           49.625         12/10/10           19,842         1,978,262
                                    2,907                            56.88         12/17/11
                                    3,000                            64.00         11/29/12
                                    3,559                            73.75         12/15/13
                                    3,707                           102.65         12/28/14
                                    3,931                           116.50         12/22/15
                                    2,646                           165.32         12/20/16
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------
Michael Minikes                     9,577                           102.65         12/28/14           52,510         5,235,209
                                    9,558                           116.50         12/22/15
                                    5,280                           165.32         12/20/16
--------------------------- -------------- --------------------- ---------- ---------------- ---------------- -----------------

-------------------
(1)   Stock options vested on December 28, 2007.
(2)   Stock options will vest on December 22, 2008.
(3)   Stock options will vest on December 20, 2009.
(4) All unvested CAP Units will vest on November 30, 2008, 2009 and 2010 as follows, respectively: Mr. Cayne -- (95,651, 45,493, and 0 Units); Mr. Schwartz -- (90,438, 42,965, and 0 Units); Mr. Molinaro -- (64,386,
      33,638, and 0 Units); Mr. Solender --

      (5,091, 11,362, and 8,732 Units); Mr. Farber -- (4,202, 8,970, and 6,670
      Units); and Mr. Minikes - (12,696, 22,773 and 17,041). However, the shares of Common Stock underlying the CAP Units will not become freely transferable for five years from the grant date.
(5) Value based on $99.70 per share, the closing price of the Common Stock on November 30, 2007.

                        OPTION EXERCISES AND STOCK VESTED

                                              Stock Awards (1)
                            Number of Shares Acquired      Value Realized on
             Name                  on Vesting (#)              Vesting ($)
             ----                  --------------             ------------
James E. Cayne                         103,682                 10,337,092
Alan D. Schwartz                        97,887                 9,759,374
Samuel L. Molinaro Jr.                  58,241                 5,806,611
Michael S. Solender                      4,584                   456,981
Jeffrey M. Farber                        3,539                   352,834
Michael Minikes                         13,752                 1,371,040
--------------------------------------------------------------------------------
-------------------
(1) Represents CAP Units that vested on November 30, 2007. The shares of Common Stock underlying the CAP Units will not become freely transferable for five years from the grant date. The value realized on vesting is based on $99.70 per share, the closing price of the Common Stock on November 30, 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

      We do not provide special change-in-control benefits to our executive officers. Our only change-in-control arrangement, which applies to all participants, is accelerated vesting of CAP Units and stock options, as discussed below.

Termination

      CAP Units and stock options awarded to participants under the CAP Plan and the Stock Award Plan contain provisions relating to vesting upon death, voluntary termination by the participant, termination by us for Cause, involuntary termination by us (other than for Cause) and Retirement.

      In the case of death, all unvested CAP Units and stock options shall immediately vest.

      In the case of a voluntary termination by the participant, all unvested CAP Units and stock options shall be cancelled; provided, however, that unvested CAP Units granted prior to 2007 shall continue to vest in accordance with the original vesting schedule. Generally, in order to receive such post-termination benefits under the CAP Plan, the participant must comply with the specified non-compete requirements.

      In the case of termination by us for Cause, all unvested CAP Units and stock options shall be cancelled.

      In the case of an involuntary termination by us (other than for Cause), all unvested stock options shall continue to vest in accordance with the original vesting schedule and all unvested CAP Units shall become fully vested on the earlier of the original vesting schedule or 180 days from the termination date.

      In the case of Retirement, all unvested CAP Units and stock options shall continue to vest in accordance with the original vesting schedule.

      We may, at our discretion, provide for accelerated vesting in the event of an involuntary termination by the Company (other than for Cause) or Retirement. Generally, in order to receive such post-termination benefits, the participant must execute a general release and/or comply with the specified non-solicitation and non-compete provisions.

Change-in-Control

      In the case of a Change-in-Control, the CAP Plan and the Stock Award Plan have a "double-trigger provision." Therefore, following a Change-in-Control, awards will not be accelerated unless the participant was either subsequently terminated by the new company without Cause, or resigns due to Good Reason.

      Defined Terms - For purposes of the CAP Units and the stock options, the above-referenced terms are defined in the applicable award agreements or the CAP Plan or the Stock Award Plan as follows:

      "Cause" generally means: (1) any act or omission that constitutes a material breach by the participant of the terms of any agreement setting forth the terms of employment; (2) any notice that the participant is the subject of any governmental or regulatory investigation relating to any acts or omissions in connection with the participant's securities trading activity or employment with us; (3) any act or omission that has resulted in a notification to an exchange, regulator or governmental or regulatory investigation related to the participant's conduct; (4) the filing of an indictment or charge alleging the participant's commission of a felony or any crime that would constitute a lesser crime relating to any acts or omissions that would result in a statutory disqualification; (5) the filing of an administrative charge by a regulatory agency in connection with the participant's employment activities; (6) the participant's violation of a material company policy; (7) the participant's violation of a specific lawful direction from a person to whom the participant reports; (8) the participant's engagement in an act involving fraud, misrepresentation or moral turpitude; (9) the participant's willful failure to perform a substantial part of such participant's duties; (10) the participant's breach of any fiduciary duty or duty of loyalty; (11) any conduct by the participant that violates any federal or state securities law; (12) the issuance of any consent decree, cease and desist or similar order against the participant by a governmental or regulatory agency relating to violations of any federal or state securities law; (13) the participant's unauthorized disclosure of any confidential information; or (14) the participant's material failure to fulfill such participant's compliance obligations.

      "Change-in-Control" generally means: (1) a majority of the Board ceases to consist of continuing directors; (2) any person becomes the beneficial owner of 25% (50% under the CAP Plan) or more of the outstanding voting power of the Company unless such acquisition is approved by a majority of the continuing directors; (3) the stockholders approve an agreement to merge or consolidate into any other entity, unless such merger or consolidation is approved by a majority of the continuing directors; or (4) the stockholders approve an agreement to dispose of all or substantially all of our assets, unless approved by a majority of the continuing directors.

      "Good Reason" means: (1) a material diminution in authority, duties or responsibilities; (2) a reduction of more than 10% in the participant's base compensation; or (3) a requirement to relocate more than 50 miles from the participant's principal place of employment.

      "Retirement" means generally: (1) under the stock option award agreement as having attained a minimum of 45 years of age and completed 10 years of continuous service; and (2) under the CAP Plan or CAP Unit award agreement as having attained a minimum of 45 years of age and completed 10 years of continuous service, or attained a minimum of 50 years of age with at least five years of service where the sum of the participant's age plus years of service is equal to or greater than 60.

Market Value of Unvested Equity

      The table below shows our estimates of the amount of the benefit each of our named executive officers would have received if the CAP Units and stock options held by them as of November 30, 2007 had become fully vested as a result of a termination of employment or Change-in-Control where the vesting of the participant's equity awards is accelerated. The estimated amount of the benefit was calculated by: (1) multiplying the number of unvested stock options held by the applicable named executive officer by the difference between the closing price of the Common Stock on November 30, 2007, which was $99.70, and the exercise price of the option; and (2) multiplying the number of unvested CAP Units held by the applicable named executive officer by the closing price of the Common Stock on November 30, 2007.

          Value of Accelerated Stock and Option Awards upon Termination or Change-in-Control

                                                                        Before Change-         After Change-
                                                                          In-Control            In-Control
                          Number of Unvested   Number of Unvested CAP                     Involuntary Termination
                           Stock Options at           Units at           Involuntary     (other than for cause) or
Name                       November 30, 2007      November 30, 2007    Termination (1)      for Good Reason (1)        Death (1)
----                       -----------------      -----------------    ---------------      -------------------        ---------
James E. Cayne                       260,946                141,144       $14,072,078                  $14,072,078    $14,072,078
Alan D. Schwartz                     247,281                133,403       $13,300,271                  $13,300,271    $13,300,271
Samuel L. Molinaro Jr.               155,120                 98,024        $9,773,001                   $9,773,001     $9,773,001
Michael S. Solender                       --                 25,185        $2,510,926                   $2,510,926     $2,510,926
Jeffrey M. Farber                         --                 19,842        $1,978,262                   $1,978,262     $1,978,262
Michael Minikes                           --                 52,510        $5,235,209                   $5,235,209     $5,235,209

-------------------
(1) These values do not include any unvested stock options, since all unvested options were granted at exercise prices that were higher than the closing price on November 30, 2007.

COMPENSATION FOR NON-EMPLOYEE DIRECTORS

      In fiscal 2007, each director who was not an employee of the Company or any of its subsidiaries during fiscal 2007 (the "Non-Employee Directors") received an annual retainer of $50,000, plus $1,500 for each Board meeting attended, plus between $200 and $1,500 for each committee meeting attended (based upon the duration and importance of the topics discussed at the committee meeting) and reasonable expenses relating to attendance at such meetings. In addition, the Company pays an annual fee of $20,000 to the Lead Director, $25,000 to the Chairman of the Audit Committee and $10,000 to the Chairman of the Compensation Committee.

      Pursuant to the provisions of The Bear Stearns Companies Inc. Non-Employee Directors Stock Option and Stock Unit Plan (the "Directors' Plan"), each Non-Employee Director as of the date of each annual meeting of stockholders and whose service will continue after such annual meeting is granted an option to purchase shares of Common Stock and a number of RSUs. The number of shares covered by the option and the number of RSUs is equal to the quotient of an amount determined by the Executive Committee divided by the average closing price of the Common Stock for the five trading days immediately preceding the date of such annual meeting, subject to adjustment as provided in the Directors' Plan. For fiscal 2007, the amount determined by the Executive Committee was $78,510 for RSUs and $62,808 for options. The exercise price of the option is equal to the closing price of the Common Stock on the grant date. The options have a ten-year term, are exercisable six months from the date of grant and are subject to termination upon the occurrence of certain events that are set forth in the Directors' Plan.

      The table below sets forth the compensation earned by the Non-Employee Directors for fiscal 2007.

                     Compensation for Non-Employee Directors

                                         Fees Earned or
                                          Paid in Cash    Stock Awards     Option Awards         All Other
                  Name                    ($)(1)(2)(3)     ($)(4)(5)         ($)(6)(7)      Compensation ($)(8)     Total ($)
---------------------------------------- --------------- --------------- ----------------- --------------------- ----------------
Henry S. Bienen ........................       59,500          103,510            62,808                   --         225,818
Carl D. Glickman .......................      102,000           78,510            62,808                   --         243,318
Michael Goldstein.......................       77,000           78,510            62,808                   --         218,318
Donald J. Harrington ...................       78,500           78,510            62,808                   --         219,818
Frank T. Nickell .......................       62,500           78,510            87,808                   --         228,818
Paul A. Novelly ........................       68,500           91,010            75,308                   --         234,818
Frederic V. Salerno ....................       68,500           78,510            87,808                   --         234,818
Vincent Tese ...........................      152,000           78,510            62,808               18,500         311,818
Wesley S. Williams Jr. .................       84,500           78,510            62,808                   --         225,818

-------------------
(1) In fiscal 2007, each Non-Employee Director who was not an employee of the Company or any of its subsidiaries received an annual retainer of $50,000. These fees were paid quarterly. Under the Directors' Plan, up to one-half of this annual cash retainer may be paid in shares of Common Stock or stock options at the election of each Non-Employee Director, as described in more detail in footnotes five and seven below.
(2) The Company pays annual fees of $20,000 to the Lead Director, $25,000 to the Chairman of the Audit Committee, and $10,000 to the Chairman of the Compensation Committee. In the table above, the amounts paid to Mr. Tese reflect his roles as both Lead Director and Chairman of the Audit Committee, and the fees paid to Mr. Glickman reflect his role as Chairman of the Compensation Committee.

(3) In fiscal 2007, each Non-Employee Director received $1,500 for each Board meeting attended, between $200 and $1,500 for each committee meeting attended (based upon the duration and importance of the topics discussed at the committee meeting), and reasonable expenses relating to attendance at such meetings. Details regarding the number of meetings held by the Board and each committee can be found under the section entitled "Board and Board Committees".
(4) Amounts shown in this column reflect the Company's accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a RSU award). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2007 for the fair value of RSUs granted to the directors in accordance with SFAS 123(R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 13 of the Company's financial statements incorporated by reference in the Annual Report on Form 10-K for the year ended November 30, 2007, as filed with the SEC. Pursuant to the Directors' Plan, each Non-Employee Director received 500 RSUs with a grant date fair value of $78,510. As of February 20, 2008, the aggregate number of RSUs held by each Non-Employee Director was Mr. Bienen - 2,372; Mr. Glickman - 2,875; Mr. Goldstein - 506; Mr. Harrington - 2,565; Mr. Nickell - 2,875; Mr. Novelly - 3,568; Mr. Salerno - 2,875; Mr. Tese - 2,875; and Mr. Williams Jr. - 1,689.
(5) Amounts shown in this column reflect the Company's accounting expense for the equity awards that Messrs. Bienen and Novelly elected to receive in lieu of cash, as described in footnote one above. Mr. Bienen elected to receive shares of Common Stock in lieu of $25,000 and Mr. Novelly elected to receive shares of Common Stock in lieu of $12,500. Mr. Bienen and Mr. Novelly received an aggregate of 201 and 99 shares, respectively. The aggregate grant date fair value of such shares was $25,000 and $12,500, respectively. This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal 2007 for the fair value of RSUs granted to the Messrs. Bienen and Novelly in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 13 of the Company's financial statements incorporated by reference in the Annual Report on Form 10-K for the year ended November 30, 2007, as filed with the SEC.
(6) Amounts shown in this column reflect the Company's accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2007 for the fair value of stock options granted to the directors. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 13 of the Company's financial statements incorporated by reference in the Annual Report on Form 10-K for the year ended November 30, 2007, as filed with the SEC. Pursuant to the Directors' Plan, each Non-Employee Director received 1,200 stock options with a grant date fair value of $62,808. The exercise price of the stock options is equal to the closing price of the Common Stock on the grant date. The options have a ten-year term, are exercisable six months from the grant date and are subject to termination upon the occurrence of certain events that are set forth in the Directors' Plan. As of February 20, 2008, the aggregate number of shares of Common Stock underlying the stock options held by each Non-Employee Director was: Mr. Bienen - 2,622; Mr. Glickman - 16,119; Mr. Goldstein - 1,200; Mr. Harrington - 9,119; Mr. Nickell - 20,814; Mr. Novelly - 10,108; Mr. Salerno - 20,814; Mr. Tese - 16,119; and Mr. Williams Jr. - 4,665.
(7) Amounts shown in this column reflect the Company's accounting expense for the awards of stock options that Messrs. Nickell and Salerno elected to receive in lieu of $25,000 and Mr. Novelly elected to receive in lieu of $12,500, as described in footnote one above. Messrs. Nickell and Salerno each received an aggregate of 608 stock options and Mr. Novelly received an aggregate of 303 stock options. A portion of these equity awards were granted at the end of each quarter during fiscal 2007. The exercise price of each stock option is equal to the closing price of the Common Stock on the grant date of such option. The options have a ten-year term, are exercisable six months from the grant date and are subject to termination upon the occurrence of certain events that are set forth in the Directors' Plan. The aggregate grant date fair value of such shares was $25,000 and $12,500, respectively. This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the directors. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 13 of the Company's financial statements incorporated by reference in the Annual Report on Form 10-K for the year ended November 30, 2007, as filed with the SEC.
(8) Includes an annual retainer of $5,000 and board meeting fees of $13,500 paid to Mr. Tese for his membership on the Board of Directors of the Custodial Trust Company, a state-chartered commercial bank, which is a wholly owned subsidiary of The Bear Stearns Companies Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the current members of the Company's Compensation Committee is or has been an officer or an employee of the Company. There were no "Compensation Committee Interlocks" during fiscal 2007. None of the current members of the Company's Compensation Committee had any relationship requiring disclosure as a related party transaction under the section entitled "Certain Transactions".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth information as of February 20, 2008 concerning the beneficial ownership of the Common Stock by the Company's directors, each executive officer named in the "Summary Compensation Table" under "Compensation Tables and Other Information", and the Company's directors and executive officers as a group.

                                                   Amount and Nature      Percent of       Common Stock        Percentage of
                                                       of Common         Common Stock     Represented by     Outstanding Common
                                                  Stock Beneficially     Beneficially       Restricted     Stock, and Restricted
             Name and Address (1)                 Owned (2)(3)(4)(5)        Owned          Stock Units      Stock Units Combined
------------------------------------------------ -------------------- ------------------ ---------------- -----------------------
Henry S. Bienen................................             4,665                 (6)              2,372                   (6)
James E. Cayne (7)(8)..........................         6,828,525                4.7%                 --                  4.7%
Jeffrey M. Farber..............................            53,712                 (6)                 --                   (6)
Carl D. Glickman...............................           307,661                 (6)              2,875                   (6)
Michael Goldstein..............................             1,200                 (6)                506                   (6)
Alan C. Greenberg..............................           371,481                 (6)                 --                   (6)
Donald J. Harrington...........................             9,175                 (6)              2,565                   (6)
Michael Minikes................................           370,528                 (6)                 --                   (6)
Samuel L. Molinaro Jr (9)......................           621,474                 (6)                 --                   (6)
Frank T. Nickell...............................            54,843                 (6)              2,875                   (6)
Paul A. Novelly (10)...........................           135,014                 (6)              3,568                   (6)
Frederic V. Salerno............................            21,783                 (6)              2,875                   (6)
Alan D. Schwartz...............................         2,105,939                1.4%                 --                  1.4%
Michael S. Solender............................            53,010                 (6)                 --                   (6)
Vincent Tese...................................            17,221                 (6)              2,875                   (6)
Wesley S. Williams Jr..........................             8,165                 (6)              1,689                   (6)
All directors and executive
 officers as a group (17 individuals)..........        11,532,3435               7.8%             22,199                  7.8%

-------------------
(1) The address in each case is c/o The Bear Stearns Companies Inc., 383 Madison Avenue, New York, New York 10179.
(2) Nature of Common Stock beneficially owned is sole voting or investment power, except as indicated in subsequent notes.
(3) Includes shares underlying CAP Units credited under the CAP Plan to be distributed during March 2008 to the following persons: Mr. Cayne - 1,181; Mr. Greenberg - 680; Mr. Minikes - 177; Mr. Molinaro - 448; Mr. Schwartz - 1,107; and 701 shares to be distributed to the remaining executive officer included in the group of 17 individuals referred to above.
(4) Includes shares of Common Stock subject to exercisable options and those which are exercisable within 60 days of February 20, 2008 held by the following persons: Mr. Bienen - 2,622; Mr. Cayne - 704,592; Mr. Farber - 22,469; Mr. Glickman - 16,119; Mr. Goldstein - 1,200; Mr. Greenberg - 98,176; Mr. Harrington - 9,119; Mr. Minikes - 24,415; Mr. Molinaro - 282,530; Mr. Nickell - 20,454; Mr. Novelly - 9,928; Mr. Salerno - 20,454;
      Mr. Schwartz - 639,879; Mr. Solender - 17,520; Mr. Tese - 16,119; Mr.
      Williams - 4,665; and 255,446 shares of Common Stock subject to exercisable options and those which are exercisable within 60 days of February 20, 2008 held by the remaining executive officer included in the group of 17 individuals referred to above. 1,011,384 of such shares of Common Stock were out-of-the-money as of February 20, 2008 based upon a closing price of $83.05.
(5) Includes shares of Common Stock held in The Bear Stearns Companies Inc. 2008 Trust corresponding to vested and unvested CAP Units held by the executive officers as follows: Mr. Cayne - 464,100; Mr. Farber - 27,315; Mr. Greenberg - 257,625; Mr. Minikes - 95,936; Mr. Molinaro - 255,813; Mr. Schwartz - 438,273; Mr. Solender - 35,476; and 301,793 shares of Common Stock corresponding to vested and unvested CAP Units held by the remaining executive officer included in the group of 17 individuals referred to above. The executive officers have the right to direct the voting by Wilmington Trust Company, as trustee of the shares of Common Stock held in the Trust for them.
(6)   Less than one percent.
(7) Includes 45,669 shares of Common Stock owned by Mr. Cayne's wife, as to which shares Mr. Cayne disclaims beneficial ownership. Does not include 202,704 shares of Common Stock held by trusts established for Mr. Cayne's children, as to which shares Mr. Cayne disclaims beneficial ownership. Does not include 8,593 shares of Common Stock owned by the children of Mr. Cayne, as to which shares Mr. Cayne disclaims beneficial ownership.
(8) On March 25, 2008, Mr. Cayne sold 5,612,922 shares of Common Stock and Mr. Cayne's wife sold 45,669 shares of Common Stock.
(9) Includes 43,450 shares of Common Stock held jointly with Mr. Molinaro's wife. Also includes 1,211 shares of Common Stock owned by Mr. Molinaro through The Bear Stearns Companies Inc. Employee Stock Ownership Plan.
(10) Does not include 125,000, shares of Common Stock held by St. Albans Global Management LLLP, of which Mr. Novelly is the chief executive officer and as to which shares Mr. Novelly disclaims beneficial ownership.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      Based upon a review of filings made pursuant to Section 13(d) or 13(g) of the Exchange Act, the following are the only persons (other than as set forth under "Security Ownership of Directors and Executive Officers" and the Company's employees as a group) known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock as of February 20, 2008:

                                                                                        Total Number of Shares         Percent
Name and Address of Beneficial Owner                                                       Beneficially Owned       of Class (1)
------------------------------------                                                  --------------------------  ----------------
Wilmington Trust Corporation and Wilmington Trust Company...........................              27,336,926(2)          18.8%
    Rodney Square North
    1100 North Market Street
    Wilmington, DE 19890
Barrow, Hanley, Mewhinney & Strauss, Inc............................................              11,485,058(3)           7.9%
    2200 Ross Avenue, 31st Floor
    Dallas, TX 75201-2761
Joseph Lewis........................................................................              11,053,463(4)           7.6%
    c/o Thomas B. Youth
    Tavistock Group
    P.O. Box 9000
    9350 Conroy-Windemere Road
    Windemere, FL 34786
Morgan Stanley......................................................................               6,047,931(5)           4.2%
    1585 Broadway
    New York, NY 10036

-------------------
(1) Percentages based upon the Common Stock outstanding as of February 20, 2008 and holdings of Common Stock set forth in the Schedule 13Gs and the
      Schedule 13D described in notes 2-5 below. The Schedule 13Gs state that
      (1) Barrow, Hanley, Mewhinney & Strauss, Inc. beneficially owned 9.9% of the Common Stock on December 31, 2007 and (2) Morgan Stanley beneficially owned 5.2% of the Common Stock on December 31, 2007. The Schedule 13D states that Joseph Lewis, Aquarian Investments Ltd., Cambria Investments Ltd., Darcin Inc., Mandarin Inc. and Nivon Inc. beneficially owned 9.6% of the Common Stock on December 26, 2007.
(2) The information provided is based on the Schedule 13G filed by Wilmington Trust Company and Wilmington Trust Corporation on February 22, 2008 with the SEC. Wilmington Trust Corporation has sole voting power with respect to 43,446 shares of Common Stock, shared voting power with respect to 27,316,339 shares of Common Stock, sole dispositive power with respect to 10,620 shares of Common Stock and shared dispositive power with respect to 8,925 shares of Common Stock. Wilmington Trust Company, in various fiduciary capacities has sole voting power with respect to 43,076 shares of Common Stock, shared voting power with respect to 27,316,339 shares of Common Stock, sole dispositive power with respect to 10,400 shares of Common Stock and shared dispositive power with respect to 8,775 shares of Common Stock. Wilmington Trust Company is a wholly owned subsidiary of Wilmington Trust Corporation. With respect to 27,316,339 shares of the shares of Common Stock reported, Wilmington Trust Company acts as trustee for The Bear Stearns Companies Inc. 2008 Trust. The Trust was established to hold shares of Common Stock underlying awards granted under certain of the Company's compensation plans, including the CAP Plan and the RSU Plan. Participants have the right to direct the voting by Wilmington Trust Company, as trustee of the shares of Common Stock underlying their awards. Wilmington Trust Company, as trustee is generally obligated to vote shares for which it has not received voting instructions in the same proportion as shares for which it has received voting instructions.
(3) The information provided is based on the Schedule 13G filed by Barrow, Hanley, Mewhinney & Strauss, Inc. on February 13, 2008 with the SEC. According to the Schedule 13G, Barrow, Hanley, Mewhinney & Strauss, Inc. has sole power to vote or direct the vote of 1,990,448 shares of Common Stock, shared power to vote or direct the vote of 9,494,610 shares of Common Stock and sole power to dispose of or direct the disposition of 11,485,058 shares of Common Stock.
(4) The information provided is based on the Schedule 13D/A filed by Joseph Lewis, Aquarian Investments Ltd., Cambria Investments Ltd., Darcin Inc., Mandarin Inc. and Nivon Inc. on December 26, 2007 with the SEC. According to the Schedule 13D/A, Acquarian, Cambria, Darcin, Mandarin and Nivon have shared voting power and dispositive power with regard to 650,000, 1,475,300, 1,537,700, 5,110,182 and 2,280,281 shares, respectively, that they own directly and Joseph Lewis has shared voting power and shared dispositive power with regard to each of the shares owned directly by Acquarian, Cambria, Darcin, Mandarin and Nivon.
(5) The information provided is based on a Schedule 13G filed by Morgan Stanley on February 14, 2008 with the SEC. According to the Schedule 13G, Morgan Stanley has sole voting power with respect to 5,742,795 shares of Common Stock, shared voting power with respect to 1,000 shares of Common Stock and sole dispositive power with respect to 6,047,931 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of November 30, 2007 regarding the total shares of Common Stock subject to outstanding stock options and rights and the total additional shares of Common Stock available for issuance under the Company's existing equity compensation plans.

                                                                                                          Number of securities
                                                                                                         remaining available for
                                                   Number of securities to      Weighted-average          future issuance under
                                                   be issued upon exercise      exercise price of       equity compensation plans
                                                   of outstanding options,    outstanding options,        (excluding securities
                   Plan category                   warrants and rights (1)   warrants and rights (1)    reflected in column (a))
                 -----------------                -------------------------  ------------------------  ---------------------------
                                                             (a)                       (b)                          (c)
Equity compensation plans approved by
   security holders...............................          44,431,438 (2)          $86.75(2)                 20,885,685 (3)(4)
Equity compensation plan not approved by
   security holders...............................             283,828 (5)             N/A                            -- (5)
                                                       ----------------                                  ----------------
Total.............................................          44,715,266                                        20,885,685
                                                       ================                                  ================

--------------------
(1) This column contains information regarding stock options, CAP Units and RSUs only; there are no warrants or rights outstanding.
(2) Includes stock options to purchase 19,390,856 and 101,580 shares of Common Stock under the Stock Award Plan and the Directors' Plan, respectively, with a combined weighted-average exercise price of $86.75, 18,188,880 CAP Units, 6,725,447 RSUs under the RSU Plan and 24,674 RSUs under the Directors' Plan.
(3) Equity compensation plans approved by security holders include the Stock Award Plan, Directors' Plan, RSU Plan and CAP Plan. The material features of each of these plans are described in Note 13, "Stock Compensation Plans", to the Company's Consolidated Financial Statements.

      o Includes stock options available for future issuance of 9,249,966 shares under the Stock Award Plan.

      o Includes stock options and RSUs available for future issuance of 146,060 shares under the Directors' Plan.

      o Includes 11,489,659 shares remaining available for future issuance under the RSU Plan.

      CAP Units available for future issuance under the CAP Plan are not included. Pursuant to the terms of the CAP Plan, the total number of CAP Units that may be issued under the CAP Plan during any fiscal year may not exceed 15% of the sum of issued and outstanding shares of Common Stock and CAP Units outstanding determined as of the last day of the current fiscal year.

(4) In December 2007, the Company granted 6,093,917 CAP Units, 1,992,257 RSUs and 34,807 options to employees. In addition, in December 2007, 3,996,173 and 1,497,992 CAP Units and RSUs, respectively, were converted into common shares and distributed to participants. The award grants and distributions made in December 2007 are not reflected in the table above.
(5) The equity compensation plan not previously approved or required to be approved by security holders is the AE Investment and Deferred Compensation Plan.

      The table above does not include equity compensation plans that meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended, namely the Profit Sharing Plan, 401(k) Savings Plan and the Employee Stock Ownership Plan.

AE Investment and Deferred Compensation Plan

      The AE Investment and Deferred Compensation Plan is a non-qualified defined contribution retirement plan covering substantially all account executives. The plan allows participants to defer a portion of their annual compensation in a variety of self-directed investment options. None of the executive officers are participants in this plan. One of the options allows the participants to invest in the Common Stock of the Company. Such investments are restricted from sale, transfer or assignment until the end of the restricted period, which is predetermined prior to the original deferral. As of November 30, 2007, the total number of such units outstanding was 283,828.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Review and Approval of Transactions with Related Parties

      The Board has adopted a written Related Party Transactions Policy, which sets forth the Company's policies and procedures for reviewing and approving transactions with related parties, specifically its directors and executive officers, and their immediate family members. The transactions covered by the policy include any transaction or series of related transactions in which the Company was, or is proposed to be, a participant, where the amount involved exceeds $120,000, and where the related party had, or will have, a direct or indirect material interest.

      Pursuant to the Related Party Transactions Policy, each executive officer and director is required to notify the General Counsel of the Company (or such person as shall be designed by the General Counsel) orally or in writing, of any interest that such person, or an immediate family member of such person, had, has or may have in a potential related party transaction. Upon determination by the General Counsel or the designated person that a transaction requires compliance with the policy or disclosure under the applicable rules of the SEC, the General Counsel or the designated person is required to refer the matter to the Corporate Governance and Nominating Committee for review. The transaction is then reviewed by the Corporate Governance and Nominating Committee, which then determines whether approval or ratification of the transaction will be granted. If written or oral notice of a potential related party transaction or a related party transaction is given and it is impractical to convene a meeting of the Corporate Governance and Nominating Committee prior to its next regularly scheduled meeting, then the Chairman of the Corporate Governance and Nominating Committee shall consider whether approval of the transaction is appropriate and, if so, shall conditionally approve the transaction, subject to ratification by the Corporate Governance and Nominating Committee. Such transaction shall then be considered and, if the Corporate Governance and Nominating Committee determines it to be appropriate, ratified at the Corporate Governance and Nominating Committee's next regularly scheduled meeting. In determining whether to approve or ratify a potential related party transaction, the Corporate Governance and Nominating Committee will take into account, among other factors it deems appropriate: (1) whether the terms of the related party transaction are fair to the Company and such terms would be on the same basis if the transaction did not involve a related party; (2) whether there are business reasons for the Company to enter into the transaction; (3) whether the transaction would impair the independence of an outside director; (4) whether the transaction would present an improper conflict of interest for any executive officer or director; and (5) whether the proposed transaction could harm the Company's reputation. In the event that the Corporate Governance and Nominating Committee determines not to ratify a related party transaction, the Corporate Governance and Nominating Committee may consider additional action in consultation with counsel, including, but not limited to, termination of the transaction on a prospective basis, rescission of such transaction, or modification of the transaction in a manner that would permit it to be ratified by the Corporate Governance and Nominating Committee.

      Certain types of transactions are pre-approved in accordance with the terms of the policy. These include the reimbursement of ordinary course business expenses, transactions where rates and charges are determined by competitive bids, investments in the employee funds and transactions in the ordinary course of business involving financial services provided by the Company, including brokerage services and loans, provided that such loans are of a type that is generally made available to the public, and is on market terms, or terms that are no more favorable than those offered to the general public and comply with applicable law.

Certain Transactions

      The Company, in the ordinary course of business, has extended credit to certain of its directors, officers and employees in connection with their purchase of securities (other than the Company's equity securities). Such extensions of credit have been made on substantially the same terms (including as to interest rates and collateral requirements) as those prevailing at the time for comparable transactions with non-affiliated persons, except that in the case of some credit products, the interest rates charged were equivalent to the lowest of the interest rates charged to other persons or were the same as those charged to Company employees and did not involve more than the normal risk of collectability or have unusual terms or conditions that are disadvantageous to the Company. Bear Stearns periodically, and in the ordinary course of its business may enter into transactions, involving the purchase or sale of securities and commercial paper (including different forms of repurchase transactions) with directors, officers, employees of the Company and members of their immediate families. Such purchases and sales of securities or commercial paper in brokerage transactions or on a principal basis are affected on substantially the same terms as similar transactions with unaffiliated third parties. The Company in connection with its Common Stock repurchase programs may purchase shares of Common Stock from directors, executive officers and employees at prevailing market prices.

      The Company, from time to time, has made loans to its executive officers and other employees. All loans outstanding between the Company and any of its directors or executive officers on and after July 30, 2002, including the loan discussed below, have been in existence without material modification since such date or are otherwise exempt from the prohibitions of Section 12(k) of the Exchange Act.

      The Company has formed several limited partnerships that provide investment opportunities for the Company's key employees. For certain of the partnerships, the Company provided non-recourse, interest-bearing loans to the participants. At November 30, 2007, the only outstanding loan in excess of $120,000 to a director or fiscal 2007 executive officer was to Warren J. Spector, a former President and Co-Chief Operating Officer ($502,997). The outstanding loan to Mr. Spector bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.0%. For the fiscal year ended November 30, 2007, distributions from these partnerships consisting of return of capital and gains to directors and fiscal 2007 executive officers who were participants were: Mr. Cayne ($285,980); Mr. Farber ($86,757); Mr. Minikes ($109,784); Mr. Molinaro
($432,706); Mr. Schwartz ($2,808,812); and Mr. Spector ($3,318,812).

      Mr. Cayne and his wife own in excess of 48% of the limited partnership interests in Colden Capital Partners L.P. ("Colden CP"). The managing partner of Colden CP is Colden Capital Management LLC, the managing member of which is the Caynes' son-in-law. A master fund managed by Colden Capital Management LLC (the "Master Fund"), in which Colden CP is an investor, is a prime brokerage client of Bear Stearns and, as such, is eligible to receive a wide variety of services from Bear Stearns, including clearing services and the use of office space. All transactions between the Master Fund and Bear Stearns are conducted in the ordinary course of business and on terms comparable with transactions of unrelated third parties. During the fiscal year ended November 30, 2007, Bear Stearns received interest from the Master Fund of approximately $2.4 million, and the largest total amount owed to Bear Stearns during fiscal 2007 was $94.9 million. During fiscal 2007, Bear Stearns paid the Master Fund on credit balances approximately $168,000. In addition, during the fiscal year ended November 30, 2007, Colden Capital Management LLC and its affiliates paid Bear Stearns approximately $268,000 in rent, clearance charges, telephone charges and repairs and maintenance expenses. During fiscal 2007, the Master Fund received short market rebates of approximately $2.1 million from Bear Stearns.

INDEPENDENT DIRECTORS

      Annually, the Board reviews its members to ensure that a majority of the Board is "independent", as required by and defined by SEC and NYSE rules. Each Board member is provided with a copy of the text of NYSE Rule 303A. In order to assist it in its annual review, the Board adopted Director Independence Standards that set forth the criteria by which director independence will be determined, which include: prohibitions on material relationships with the Company; limitations on employment of a director or such director's immediate family members with the Company; limitation on the receipt of direct compensation from the Company; limitations on affiliation with the Company's auditors; and restrictions on commercial relationships.

      The Board has determined that each of the non-management directors (other than Mr. Cayne), constituting a majority of the Board, have no material, direct or indirect, relationships with the Company and are "independent" under SEC and NYSE rules and the Company's Director Independence Standards. The non-management directors consist of Messrs. Bienen, Cayne, Goldstein, Glickman, Harrington, Nickell, Novelly, Salerno, Tese and Williams. In making this determination, the Board reviewed the following information: relationships and/or transactions, if any, that a director has with the Company; a summary of the director and officer questionnaires; and the recommendation of the Corporate Governance and Nominating Committee. In assessing the materiality of a director's relationship with the Company, the Board reviewed all relevant facts and circumstances, including all other companies or organizations where a director has an affiliation and any other relationships with the Company, including, but not limited to, commercial, industrial, banking, consulting, legal, accounting, charitable and familial. In particular, the Board identified and reviewed the relationships and transactions described below. None of these relationships or transactions constitutes a "related person transaction" under applicable SEC rules.

      Mr. Nickell is the President and Chief Executive Officer of Kelso & Company. In fiscal 2007, Bear Stearns underwrote shares of capital stock of a public company from a selling stockholder, a portion of which were reflective of the beneficial ownership of the selling stockholder by affiliates of Kelso & Company. Bear Stearns re-sold these shares. Also in fiscal 2007, Bear Stearns acted as dealer manager and solicitation agent in connection with the tender offer by a portfolio company of Kelso & Company for its senior notes. In addition, Bear Stearns acted as joint book-running manager in connection with the issuance of notes by a portfolio company of Kelso & Company. Mr. Nickell is not an employee, nor is he an immediate family member, of an executive officer of these portfolio companies.

      Mr. Harrington is President of St. John's University. In fiscal 2007, Bear Stearns acted as manager in connection with the issuance of three series of insured revenue bonds for St. John's University and as remarketing agent in connection with certain bonds.

      Mr. Novelly is Chairman of the Board and Chief Executive Officer of Apex Oil Company, Inc. Apex Oil Company, Inc. and certain of its subsidiaries maintain accounts with Bear Stearns.

      In light of the ordinary course of business nature of the foregoing transactions, the amounts received or paid by the Company and the other party, and the nature of the director's role in these other parties, the Board determined that these relationships are not material and that such transactions did not affect the non-management directors' status as "independent" directors of the Company.

      In order to facilitate their service as directors and committee members, the Company has had a policy of making office space and administrative services available to each member of the Board. During fiscal 2007, Mr. Tese utilized office space. The Company also provided the services of an administrative assistant to Mr. Tese in order to support him in his role as Lead Director of the Board and Chairman of the Audit Committee. Mr. Tese reimburses the Company for the proportionate cost of such services attributable to non-Company matters. For fiscal 2007, Mr. Tese reimbursed the Company $28,425. The Board determined that this transaction was not material and that it did not affect Mr. Tese's status as an "independent" director of the Company.

      In addition, the Company, in the ordinary course of business, entered into transactions, as principal, involving the purchase or sale of securities and commercial paper (including different forms of repurchase transactions) with non-management directors and members of their immediate families. Because these transactions were made on the same terms as similar transactions with non-affiliated third parties, the Board determined that they were not material and that such transactions did not affect the non-management directors' status as "independent" directors of the Company.

Item 14.    Principal Accountant Fees and Services.

FEES PAID TO INDEPENDENT AUDITORS

      The following table sets forth the fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the fiscal years ending November 30, 2007 and 2006.

                                                           Fiscal Year Ended
                                                           -------------------
                                                            2007       2006
                                                           --------   --------
                                                             (In millions)
Audit Fees ............................................     $ 11.7     $ 10.5
Audit-Related Fees ....................................       11.7       10.0
Tax Fees ..............................................        3.7        2.9
All Other Fees ........................................        1.2        3.7
                                                           --------   --------
     Total ............................................     $ 28.3     $ 27.1

      Audit and Audit-Related Fees aggregated $23.4 million and $20.5 million for the years ended November 30, 2007 and 2006, respectively and consisted of the following:

Audit Fees

      The aggregate Audit Fees billed by the Deloitte Entities for the fiscal year ending November 30, 2007 were $11.7 million. This included fees for services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2007, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, other statutory and regulatory filings and comfort letters and consents related to registration statements filed with the SEC. The comparative amount for the fiscal year ended November 30, 2006 was $10.5 million.

Audit-Related Fees

      In addition to Audit Fees, the Deloitte Entities have billed the Company $11.7 million, in the aggregate, for Audit-Related Fees for assurance and related services for the fiscal year ending November 30, 2007. These services include, among others, accounting and internal control consultations, reports in connection with data verification relating to securitization activities and agreed-upon procedures, as well as services to the Company's triple-A rated derivative subsidiaries. The comparative amount for the fiscal year ended November 30, 2006 was $10.0 million.

      Tax and Other Fees consisted of the following:

Tax Fees

      The Deloitte Entities have billed the Company $3.7 million, in the aggregate, for the fiscal year ending November 30, 2007, for services rendered to the Company for tax compliance, tax planning and advice related to debt structures and transactions. The Deloitte Entities billed the Company $2.9 million for Tax Fees for the fiscal year ending November 30, 2006. Included within these amounts were tax compliance fees of $2.3 million and $1.8 million for the fiscal years ending November 30, 2007 and 2006, respectively.

All Other Fees

      The aggregate fees billed by the Deloitte Entities for services rendered to the Company, other than the services described above under Audit Fees, Audit-Related Fees and Tax Fees, for the fiscal year ended November 30, 2007 and 2006 were approximately $1.2 million and $3.7 million, respectively. The aggregate fees for All Other Fees in fiscal 2007 included due diligence for merchant banking projects and the Williams Power Company, Inc. acquisition of $1.0 million, collectively. All Other Fees for the fiscal year ended November 30, 2006 included due diligence for merchant banking and asset management projects of $3.5 million, collectively.

                              --------------------

Fund and Other Fees

      The Company offers investment products, including money-market, equity, fixed income and merchant banking funds ("Funds"). The Deloitte Entities provide audit and other services to certain of these Funds. The aggregate fees billed by the Deloitte Entities for such services for fiscal 2007 and 2006 were approximately $5.2 million and $3.5 million, respectively.

      In connection with its merchant banking activities, the Company had significant investments in various entities. The Deloitte Entities received fees of approximately $3.5 million for the audits of six of these entities for fiscal 2007 and approximately $3.7 million for the audits of six of these entities in fiscal 2006.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

      In accordance with SEC policies regarding auditor independence, the Audit Committee has established the following policies and procedures to review and pre-approve all audit, internal-control-related and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, internal-control-related services, tax services and other services.

      Prior to the engagement of the independent auditors, the Audit Committee is required to pre-approve all audit services and all permitted non-audit services (including the estimated fees), except those excluded from requiring pre-approval based upon the de minimus exception set forth in Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee is also required to pre-approve any internal-control-related services to be provided by the independent auditors.

      In applying the pre-approval policies set forth above, the following procedures are followed: (1) prior to the beginning of each fiscal year, the Audit Committee pre-approves a schedule of estimated fees for proposed non-prohibited audit and non-audit services; (2) actual amounts paid are monitored by the Company's financial management and reported to the Audit Committee; and (3) between Audit Committee meetings, the Audit Committee has authorized Mr. Tese, Chairman of the Audit Committee, to pre-approve (subject to certain limitations) additional non-prohibited services. Mr. Tese reports any pre-approvals granted by him between Audit Committee meetings to the entire Audit Committee at the next regularly scheduled meeting.

      All work performed by the Deloitte Entities as described above under the captions Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees was approved or pre-approved by the Audit Committee in accordance with the policies and procedures set forth above. The Audit Committee has considered and concluded that the provision of non-audit services is compatible with maintaining the auditor's independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(3)      Exhibits

(2)(a)(1) Agreement and Plan of Merger, dated as of March 16, 2008 by and between The Bear Stearns Companies Inc. and JPMorgan Chase & Co. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on March 20,
            2008).
(2)(a)(2) Amendment No. 1, dated as of March 24, 2008, to the Agreement and Plan of Merger, dated as of March 16, 2008, by and between JPMorgan Chase & Co. and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on March 24, 2008).
(2)(b) Share Exchange Agreement, dated as of March 24, 2008, by and between JPMorgan Chase & Co. and The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on March 24,
            2008).
(3)(a)(1) Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (4)(a)(1) to the registrant's registration statement on Form S-3 (File No. 333-57083)).
(3)(a)(2) Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 4(a)(2) to the registrant's registration statement on Form S-8 (File No. 333-92357)).
(3)(a)(3) Certificate of Stock Designation relating to the registrant's 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to
            Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on January 14, 1998).
(3)(a)(4) Certificate of Stock Designation relating to the registrant's 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to
            Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on April 20, 1998).
(3)(a)(5) Certificate of Stock Designation relating to the registrant's 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to
            Exhibit 1.4 to the registrant's registration statement on Form 8-A filed on June 18, 1998).
(3)(a)(6) Certificate of Elimination of the Cumulative Convertible Preferred Stock, Series A; Cumulative Convertible Preferred Stock, Series B; Cumulative Convertible Preferred Stock, Series C; and Cumulative Convertible Preferred Stock, Series D of the registrant (incorporated by reference to Exhibit 4(d)(9) to the registrant's Current Report on Form 8-K filed with the Commission on January 15,
            2002).
(3)(a)(7) Certificate of Elimination of the 7.88% Cumulative Convertible Preferred Stock, Series B of the registrant (incorporated by reference to Exhibit 4(d)(10) to the registrant's Current Report on Form 8-K filed with the Commission on January 15, 2002).

(3)(a)(8) Certificate of Elimination of the 7.60% Cumulative Convertible Preferred Stock, Series C of the registrant (incorporated by reference to Exhibit 4(d)(11) to the registrant's Current Report on Form 8-K filed with the Commission on January 15, 2002).
(3)(a)(9) Certificate of Elimination of the Adjustable Rate Cumulative Preferred Stock, Series A of the registrant (incorporated by reference to the registrant's Post-Effective Amendment No. 2 to Form S-8 (File No. 33-108976).
(3)(b)(1) Amended and Restated By-laws of the registrant as amended through January 8, 2002 (incorporated by reference to Exhibit 4(d)(6) to the registrant's Current Report on Form 8-K filed with the Commission on January 15, 2002).
(3)(b)(2) Amendment to By-laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Commission on March 19, 2008).
(4)(a)(1) Indenture, dated as of May 31, 1991, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit (4)(a) to registrant's registration statement on Form S-3 (File No. 33-40933)).
(4)(a)(2) Indenture, dated as of November 14, 2006, between the registrant and The Bank of New York as trustee (incorporated by reference to Exhibit (4)(a)(4) to Amendment No. 1 to registrant's registration statement on Form S-3 (File No. 333-136666) filed with the Commission on November 14, 2006).
(4)(b) Supplemental Indenture, dated as of January 29, 1998, between the registrant and JPMorgan Chase Bank (formerly, The Chase Manhattan
            Bank), as trustee (incorporated by reference to Exhibit 4(a)(2) to the registrant's Current Report on Form 8-K filed with the Commission on February 2, 1998).
(4)(c)(1) Supplemental Note Issuance Agreement, dated November 18, 2004, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, N.A., as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(1) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(2) Supplemental Note Issuance Agreement, dated November 18, 2003, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., as Guarantor, JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(2) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(3) Amended and Restated Note Issuance Agreement, dated June 28, 2002, among Bear Stearns Global Asset Holdings, Ltd., The Bear Stearns Companies Inc., JPMorgan Chase Bank, as Agent, Registrar, Transfer Agent and Exchange Agent, Kredietbank S.A. Luxembourgeoise, as Paying Agent and Bear, Stearns International Limited and Bear, Stearns & Co. Inc., as Dealers (incorporated by reference to Exhibit 4(c)(3) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(4) Deed of Covenant, dated June 28, 2002, made by Bear Stearns Global Asset Holdings, Ltd. (incorporated by reference to Exhibit 4(c)(4) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(5) Deed of Guarantee, dated June 29, 2001, made by The Bear Stearns Companies Inc. (incorporated by reference to Exhibit 4(c)(5) to the registrant's Current Report on Form 8-K filed with the Commission on November 23, 2004).
(4)(c)(6)   Except as set forth in (4)(a), (4)(b) and (4)(c)(1)-(4)(c)(5) above, the instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(4)(d)      Form of Deposit Agreement (incorporated by reference to Exhibit
            (4)(d) to the registrant's registration statement on Form S-3 (File No. 33-59140)).
(4)(e) Warrant Agreement, dated July 9, 2003, between the registrant and JPMorgan Chase Bank, as warrant agent (incorporated by reference to Exhibit 4.1(a) to the registrant's registration statement on Form 8-A filed on July 17, 2003).
(10)(a)(1) Capital Accumulation Plan for Senior Managing Directors, as amended and restated as of October 28, 1999 and further amended as of March 31, 2004 (incorporated by reference to Exhibit (10)(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2004).*

(10)(a)(2) Capital Accumulation Plan for Senior Managing Directors, as amended and restated November 29, 2000 for Plan Years beginning on or after July 1, 1999 and further amended as of March 31, 2004, February 8, 2006, February 28, 2006 and April 18, 2007 (incorporated by reference to Exhibit (10.3) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2007).*
(10)(a)(3) Performance Compensation Plan, as amended and restated as of February 9, 2005 (incorporated by reference to: (i) Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended February 28, 2003; (ii) Item 9B, Other Information to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2004; and (iii) the registrant's Current Report on Form 8-K filed with the Commission on December 15, 2005).*
(10)(a)(4) Stock Award Plan, as amended and restated as of March 31, 2004 and April 18, 2007 (incorporated by reference to Exhibit (10.1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2007).*
(10)(a)(5) Non-Employee Directors' Stock Option and Stock Unit Plan, amended and restated as of January 8, 2002 (incorporated by reference to Exhibit 10(a)(1) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2002).*
(10)(a)(6) Restricted Stock Unit Plan, as amended and restated as of March 31, 2004 and April 18, 2007 (incorporated by reference to Exhibit (10.2) to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended May 31, 2007).*
(10)(a)(7) The Bear Stearns Companies Inc. AE Investment and Deferred Compensation Plan, effective January 1, 1989 (the "AE Investment and Deferred Compensation Plan") (incorporated by reference to Exhibit 10(a)(14) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1996).*
(10)(a)(8) Amendment to the AE Investment and Deferred Compensation Plan, adopted April 29, 1996 and effective as of January 1, 1995 (incorporated by reference to Exhibit 10(a)(15) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30,
            1996).*
(10)(a)(9) Form of Forward Purchase Agreement, dated as of September 6, 2005, between The Bear Stearns Companies Inc. and a number of CAP Plan participants (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended August 31, 2005).*
(10)(a)(10) Form of Agreement evidencing a grant of CAP Units to Executive
            Officers under the Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on January 4, 2005).*
(10)(a)(11) Form of Agreement evidencing a grant of Nonqualified Stock Options
            (subject to vesting) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on January 4,
            2005).*
(10)(a)(12) Form of Agreement evidencing a grant of Nonqualified Stock Options
            (immediately exercisable) to Executive Officers under the Stock Award Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on January 4, 2005).*
(10)(a)(13) Agreement and Release dated November 15, 2007 with Warren Spector
            (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on November 21,
            2007).*
(10)(a)(14) 2007 Performance Compensation Plan (incorporated by reference to
            Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Commission on April 24, 2007).*
(10)(b)(1) Lease, dated as of November 1, 1991, between Forest City Jay Street Associates and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(1) to the registrant's Annual Report on Form 10-K for its fiscal year ended June 30, 1992).
(10)(b)(2) First Amendment to Lease, dated December 20, 1999, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(2) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2001).
(10)(b)(3) Second Amendment to Lease, dated April 23, 2003, between Forest City Jay Street Associates, L.P. and The Bear Stearns Companies Inc. with respect to the premises located at One MetroTech Center North, Brooklyn, New York (incorporated by reference to Exhibit (10)(b)(3) to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2003).
(11) Statement regarding: computation of per share earnings. (The calculation of per share earnings is in

            Part II, Item 8, Note 11 to the Consolidated Financial Statements (Earnings Per Share) and is omitted here in accordance with Section
            (b)(11) of Item 601 of Regulation S-K).
(12) Statement regarding: computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends (incorporated by reference to Exhibit 12 to the registrant's Annual Report on Form 10-K for the year ended November 30, 2007).
(13) 2007 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission) (incorporated by reference to Exhibit 13 to the registrant's Annual Report on Form 10-K for the year ended November 30, 2007).
(14)        Code of Business Conduct and Ethics (incorporated by reference to
            Exhibit 14 to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2004).
(18) Letter Re: Change in Accounting Principles (incorporated by reference to Exhibit 18 to the registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 2006).
(21) Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K for the year ended November 30, 2007).
(23)        Consent of Deloitte & Touche LLP (incorporated by reference to
            Exhibit 23 to the registrant's Annual Report on Form 10-K for the year ended November 30, 2007).
(31.1) + Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) + Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit
            32.1 to the registrant's Annual Report on Form 10-K for the year ended November 30, 2007).
(32.2)      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit
            32.2 to the registrant's Annual Report on Form 10-K for the year ended November 30, 2007).

*  Executive Compensation Plans and Arrangements

+  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2008.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2008.

                 NAME                                 TITLE
                 ----                                 -----

         /s/ ALAN D. SCHWARTZ          President, Chief Executive Officer
         --------------------          (Principal Executive Officer) and
           Alan D. Schwartz            Director

      /s/ SAMUEL L. MOLINARO JR.       Executive Vice President, Chief
      --------------------------       Financial Officer (Principal Financial
        Samuel L. Molinaro Jr.         Officer) and Chief Operating Officer

        /s/ JEFFREY M. FARBER          Senior Vice President-Finance and
        ---------------------          Controller
          Jeffrey M. Farber            (Principal Accounting Officer)