Form 10-Q
period 2008-02-29
BEAR STEARNS COMPANIES INC
filed 2008-04-14
CIK 777001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                 For the quarterly period ended February 29, 2008

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of April 8, 2008, the latest practicable date, there were 145,698,482 shares of Common Stock, $1 par value, outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Available Information                                                         3

PART I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Statements of Income for
               the three months ended February 29,
               2008 and February 28, 2007                                     4

               Condensed Consolidated Statements of Financial Condition
               as of February 29, 2008 and November 30, 2007                  5

               Condensed Consolidated Statements of Cash Flows
               for the three months ended February                            6
               29, 2008 and February 28, 2007

               Condensed Consolidated Statements of Comprehensive
               Income
               for the three months ended February
               29, 2008 and February 28, 2007                                 7

               Notes to Condensed Consolidated Financial Statements           8

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       46

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Introduction                                                  47
               Recent Developments                                           47
               Certain Factors Affecting Results of Operations               48
               Forward-Looking Statements                                    49
               Executive Overview                                            49
               Results of Operations                                         51
               Liquidity, Funding and Capital                                57
               Off-Balance-Sheet Arrangements                                68
               Derivative Financial Instruments                              69
               Critical Accounting Policies                                  70
               Accounting and Reporting Developments                         74
               Effects of Inflation                                          75

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    76

Item 4.        CONTROLS AND PROCEDURES                                       80

PART II.       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                             81

Item 1A.       RISK FACTORS                                                  84

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   86

Item 6         EXHIBITS                                                      87

Signature                                                                    88

                              AVAILABLE INFORMATION

The Bear Stearns Companies Inc. and its subsidiaries ("Company") file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended ("Exchange Act"), with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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

In addition, the Company currently makes available on http://www.bearstearns.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's internet site. Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit Committee, Compensation Committee, Corporate Governance, and Nominating Committee and Qualified Legal Compliance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section under the heading "About Bear Stearns." You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the .PDF format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                     Income

                                                             (Unaudited)
                                                          Three Months Ended
                                                     ---------------------------
                                                     February 29,   February 28,
(in millions, except share and per share data)           2008           2007
--------------------------------------------------------------------------------
REVENUES
   Commissions                                       $        330   $        281
   Principal transactions                                     515          1,342
   Investment banking                                         230            350
   Interest and dividends                                   2,198          2,657
   Asset management and other income                          154            168
                                                     ---------------------------
     Total revenues                                         3,427          4,798
   Interest expense                                         1,948          2,316
                                                     ---------------------------
     Revenues, net of interest expense                      1,479          2,482
                                                     ---------------------------

NON-INTEREST EXPENSES

   Employee compensation and benefits                         754          1,204
   Floor brokerage, exchange and clearance fees                79             56
   Communications and technology                              154            128
   Occupancy                                                   73             57
   Advertising and market development                          40             37
   Professional fees                                          100             72
   Other expenses                                             126             93
                                                     ---------------------------
     Total non-interest expenses                            1,326          1,647
                                                     ---------------------------

   Income before provision for income taxes                   153            835
   Provision for income taxes                                  38            281
                                                     ---------------------------
   Net income                                        $        115   $        554
   Preferred stock dividends                                    5              6
                                                     ---------------------------
   Net income applicable to common shares            $        110   $        548
                                                     ===========================

   Basic earnings per share                          $       0.89   $       4.23
   Diluted earnings per share                        $       0.86   $       3.82
                                                     ===========================


Weighted average common shares outstanding:
      Basic                                           129,128,281    133,094,747
      Diluted                                         138,539,248    149,722,654
                                                     ===========================

     Cash dividends declared per common share        $       0.32   $       0.32
                                                     ===========================

     See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                               Financial Condition

                                                                                                                (Unaudited)
                                                                                                         ---------------------------
                                                                                                         February 29,   November 30,
(in millions, except share data)                                                                             2008           2007
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                                              $  20,786       $  21,406

   Cash and securities deposited with clearing organizations or
     segregated in compliance with federal regulations                                                       14,910          12,890
   Securities received as collateral                                                                         15,371          15,599
   Collateralized agreements:
      Securities purchased under agreements to resell                                                        26,888          27,878
      Securities borrowed                                                                                    87,143          82,245
   Receivables:

     Customers                                                                                               41,990          41,115
     Brokers, dealers and others                                                                             10,854          11,622
     Interest and dividends                                                                                     488             785
   Financial instruments owned, at fair value                                                               118,201         122,518
   Financial instruments owned and pledged as collateral, at fair value                                      22,903          15,724
                                                                                                          --------------------------
   Total financial instruments owned, at fair value                                                         141,104         138,242

   Assets of variable interest entities and mortgage loan special purpose entities                           29,991          33,553

   Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $1,196 and $1,149 as of  February
      29, 2008 and November 30, 2007, respectively                                                              608             605
   Other assets                                                                                               8,862           9,422
                                                                                                          --------------------------
   Total Assets                                                                                           $ 398,995       $ 395,362
                                                                                                          ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Unsecured short-term borrowings (includes $434 and $339 at fair value as of                            $   8,538       $  11,643
         February 29, 2008 and November 30, 2007, respectively)
   Obligation to return securities received as collateral                                                    15,371          15,599
   Collateralized financings:
      Securities sold under agreements to repurchase                                                         98,272         102,373
      Securities loaned                                                                                       4,874           3,935
      Other secured borrowings                                                                                7,778          12,361
   Payables:

     Customers                                                                                               91,632          83,204
     Brokers, dealers and others                                                                              5,642           4,101
     Interest and dividends                                                                                     853           1,301
   Financial instruments sold, but not yet purchased, at fair value                                          51,544          43,807


   Liabilities of variable interest entities and mortgage loan special purpose entities                      26,739           30,605
   Accrued employee compensation and benefits                                                                   360           1,651
   Other liabilities and accrued expenses                                                                     3,743           4,451
   Long-term borrowings (includes $9,018 and $8,500 at fair value as of
         February 29, 2008 and November 30, 2007, respectively)                                              71,753          68,538
                                                                                                          --------------------------
   Total Liabilities                                                                                      $ 387,099       $ 383,569
                                                                                                          ==========================


   Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY

   Preferred stock                                                                                              352             352
   Common stock, $1.00 par value; 500,000,000 shares authorized and 184,805,847
      shares issued as of both February 29, 2008 and November 30, 2007                                          185             185
   Paid-in capital                                                                                            5,619           4,986
   Retained earnings                                                                                          9,419           9,441
   Employee stock compensation plans                                                                          2,164           2,478
   Accumulated other comprehensive income (loss)                                                                 25              (8)
   Shares held in RSU trust                                                                                  (2,955)             --
   Treasury stock, at cost:
     Common stock: 39,135,671 and 71,807,227 shares as of February 29, 2008 and
     November 30, 2007, respectively                                                                         (2,913)         (5,641)
                                                                                                          --------------------------
   Total Stockholders' Equity                                                                                11,896          11,793
                                                                                                          --------------------------
   Total Liabilities and Stockholders' Equity                                                             $ 398,995       $ 395,362
                                                                                                          ==========================

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                                   Cash Flows

                                                                                                            (Unaudited)
                                                                                                         Three Months Ended
                                                                                               -------------------------------------
                                                                                                   February 29,         February 28,
(in millions)                                                                                          2008                 2007
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $            115    $            554
  Adjustments to reconcile net income to cash used in operating activities:
      Non-cash items included in net income:

     Depreciation and amortization                                                                           53                  42
     Employee stock compensation plans                                                                       89                  13
  Changes in operating assets and liabilities:

     Cash and securities deposited with clearing organizations or segregated
         in compliance with federal regulations                                                          (2,020)               (322)
     Securities borrowed, securities loaned, net                                                         (3,959)             (2,795)
     Receivables from customers                                                                            (875)             (3,048)
     Receivables from brokers, dealers and others                                                           768              (1,188)
     Financial instruments owned, at fair value                                                            (830)            (22,958)
     Other assets                                                                                           908              (1,791)
     Securities sold under agreements to repurchase, securities purchased under
         agreements to resell, net                                                                       (3,111)             20,409
     Payables to customers                                                                                8,428               4,904
     Payables to brokers, dealers and others                                                              1,541                (305)
     Financial instruments sold, but not yet purchased, at fair value                                     7,803                 (54)
     Accrued employee compensation and benefits                                                          (1,291)             (1,144)
     Other liabilities and accrued expenses                                                              (1,251)              1,525
                                                                                               -------------------------------------
           Cash provided by (used in) operating activities                                                6,368              (6,158)
                                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold improvements, net                                       (51)                (67)
                                                                                               -------------------------------------
           Cash used in investing activities                                                                (51)                (67)
                                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for/proceeds from unsecured short-term borrowings, net                                     (3,105)              4,924
     Payments for other secured borrowings, net                                                          (4,583)             (1,757)
     Proceeds from issuance of long-term borrowings                                                       4,396               8,082
     Payments for retirement/repurchase of long-term borrowings                                          (3,536)             (3,554)
     Payments for/proceeds from issuances of derivatives with a financing
         element, net                                                                                       (66)                 76
     Issuance of common stock                                                                                25                  62
     Cash retained resulting from tax deductibility under share-based payment
         arrangements                                                                                        45                 205
     Treasury stock purchases - common stock                                                                (70)               (473)
     Cash dividends paid                                                                                    (43)                (44)
                                                                                               -------------------------------------
           Cash (used in) provided by financing activities                                               (6,937)              7,521
                                                                                               -------------------------------------
        Net (decrease) increase in cash and cash equivalents                                               (620)              1,296
     Cash and cash equivalents, beginning of year                                                        21,406               4,595
                                                                                               -------------------------------------
     Cash and cash equivalents, end of period                                                  $         20,786    $          5,891
                                                                                               =====================================


     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest were $2.32 billion and $2.51 billion during the three months ended February 29, 2008 and February 28, 2007, respectively. Cash payments for income taxes, net of an approximate $325 million refund of November 30, 2007 estimated Federal taxes, was ($294.0) million for the three months ended February 29, 2008 and cash payments for income taxes, net of refunds, was $108.8 million for the three months ended February 28, 2007. Cash payments for income taxes, net of an approximate $325 million refund of November 30, 2007 estimated Federal taxes, would have been ($249.0) million for the three months ended February 29, 2008 if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income. Cash payments for income taxes, net of refunds, would have been $313.9 million for the three months ended February 28, 2007 if increases in the value of equity instruments issued under share-based payment arrangements had not been deductible in determining taxable income.

     See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.

                      Condensed Consolidated Statements of
                              Comprehensive Income

                                                            (Unaudited)
                                                         Three months ended
                                                    ----------------------------
                                                     February 29,   February 28,

(in millions)                                          2008             2007
--------------------------------------------------------------------------------

Net Income                                          $        115    $        554
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                     (2)           --
  Net gains on cash flow hedges                               35            --
--------------------------------------------------------------------------------

Comprehensive income                                $        148    $        554
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      The Bear Stearns Companies Inc. (the "Company") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is primarily engaged in business as a securities broker-dealer operating in three principal segments: Capital Markets, Global Clearing Services and Wealth Management. Capital Markets is comprised of the institutional equities, fixed income and investment banking areas. Global Clearing Services provides clearance-related services for prime brokerage clients and clearance on a fully disclosed basis for introducing broker-dealers. Wealth Management is comprised of the private client services ("PCS") and asset management areas. See Note 15, "Segment Data," in the Notes to Condensed Consolidated Financial Statements for a complete description of the Company's principal segments. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Bear Stearns Bank & Trust Company (formerly known as Custodial Trust Company); Bear Stearns Financial Products Inc. ("BSFP"); Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc. ("BS Forex"); EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; Bear Stearns Investment Products Inc.; and Bear Energy L.P.

      Subsequent Events

      The Company experienced a significant liquidity crisis during the end of the week of March 10, 2008 that seriously jeopardized its financial viability and which raises substantial doubt about its ability to continue as a going concern. As a result, on March 16, 2008, the Company and JPMorgan Chase & Co. ("JPMorgan Chase") entered into an agreement and plan of merger, and on March 24, 2008, entered into an amendment to the agreement and plan of merger (as amended the "Merger Agreement'). Pursuant to the Merger Agreement each share of the Company's common stock outstanding immediately prior to the merger will be exchanged for 0.21753 shares of JPMorgan Chase common stock. A summary of the Merger Agreement, related transaction documents and the accounting implications are described in more detail in the Transaction Documents and Accounting Implications sections of Note 17, "Subsequent Events," of Notes to Condensed Consolidated Financial Statements.

      In connection with the entry into the amendment to the Merger Agreement, the Company and JPMorgan Chase entered into a share exchange agreement under which JPMorgan Chase will purchase 95 million newly issued shares of the Company's common stock, or 39.5% of the outstanding common stock of the Company after giving effect to the issuance, in exchange for the issuance of 20,665,350 shares of JPMorgan Chase common stock to the Company and the entry by JPMorgan Chase into an amended and restated guaranty agreement and the guaranty agreement with the Federal Reserve Bank of New York ("New York Fed"). The share exchange was completed on April 8, 2008.

      Concurrent with the closing of the merger, the New York Fed will take, through a limited liability company formed for this purpose, control of a portfolio of $30 billion in assets of the Company based on the value of the portfolio as of March 14, 2008. The assets will be funded by a $29 billion, 10-year term note from the New York Fed, and a $1 billion, 10-year subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the New York Fed loan and will bear the first $1 billion of any losses associated with the assets. Any funds remaining after payment of the New York Fed loan, the JPMorgan Chase note and other expenses of the limited liability company, will be paid to the New York Fed.

      Since the liquidity crisis and the announcement of the merger, the Company has experienced substantial deterioration of its earnings capacity. The closing of the merger is expected to occur by June 30, 2008. The Company believes that the termination of the JPMorgan Chase guaranties prior to consummation of the merger or the parties' failure to consummate the merger could seriously jeopardize the Company's financial viability. In addition, absent the Guaranty, the Company could face the increased risk of rapid loss of customers and counterparties. The lack of liquidity and the loss of customers and counterparties would materially adversely affect the Company's financial stability and its viability as a going concern. Accordingly, the Company could be forced to file for bankruptcy protection and need to liquidate. The accompanying Condensed Consolidated Financial

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Statements do not reflect any adjustments that might result if the Company were unable to continue as a going concern.

      Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.

      The Company determines whether it has a controlling financial interest in an entity by evaluating whether an entity is a voting interest entity, a variable interest entity ("VIE") or a qualifying special purpose entity ("QSPE") under generally accepted accounting principles.

      Voting interest entities are consolidated in accordance with Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE occurs when an entity has a variable interest that will absorb a majority of the VIEs expected losses, receive a majority of the VIEs residual returns, or both. The entity with the controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (R), "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN No. 46 (R)"), the Company consolidates any variable interest entities for which it is the primary beneficiary. The assets and related liabilities of such variable interest entities have been shown in the Condensed Consolidated Statements of Financial Condition in the captions "Assets of variable interest entities and mortgage loan special purpose entities" and "Liabilities of variable interest entities and mortgage loan special purpose entities." See Note 5, "Variable Interest Entities and Mortgage Loan Special Purpose Entities," in the Notes to Condensed Consolidated Financial Statements. QSPEs are passive entities that are commonly used in securitization transactions. Statement of Financial Accounting Standards ("SFAS") No. 140, "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," sets forth the criteria an entity must satisfy to be a QSPE. In accordance with SFAS No. 140, the Company does not consolidate QSPEs.

      When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity's operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting.

      The Company follows Emerging Issues Task Force ("EITF") Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership.

      The Condensed Consolidated Statement of Financial Condition as of February 29, 2008, the Condensed Consolidated Statements of Income, Cash Flows, and Comprehensive Income for the three months ended February 29, 2008 and February 28, 2007 are unaudited. The Condensed Consolidated Statement of Financial Condition at November 30, 2007 and related information were derived from the audited consolidated financial statements included in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission ("SEC") on April 11, 2008 (the "Form 8-K").

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the SEC with respect to the Quarterly Report on Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These Condensed Consolidated Financial Statements should be read together with the Form 8-K.

      The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding fair value measurements, stock-based compensation, certain accrued liabilities, the potential outcome of litigation and tax matters, and the realizability of deferred tax assets, which may affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year.

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

      Commissions

      Commission revenues primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade date basis. The Company records its share of the commission under certain clearing agreements where the Company is acting as agent for another broker, in accordance with EITF Statement No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Energy Trading

      Energy trading revenues are reported, net of certain direct costs, in "Principal transactions" revenues on the Condensed Consolidated Statements of Income. Energy trading assets and liabilities that are derivatives are reported at fair value with the corresponding changes recognized in income. Non-derivative contracts are accounted for on an accrual basis and recognized in income when the energy is delivered. See Note 16, "Asset Acquisition" for a further discussion on the assets acquired from the Williams Power Company, Inc.

      Financial Instruments

      The Company follows SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Additionally, SFAS No. 157 disallows the use of block discounts on positions traded in an active market as well as nullifies certain guidance in EITF No. 02-3 regarding the recognition of inception gains on certain derivative transactions. See Note 2, "Financial Instruments" of Notes to Condensed Consolidated Financial Statements for a complete discussion of SFAS No. 157.

      Financial instruments owned and financial instruments sold, but not yet purchased, including contractual commitments arising pursuant to futures, forward and option contracts, interest rate swaps and other derivative contracts, are recorded on a trade-date basis at fair value.

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

      Equity interests and securities acquired as a result of private equity and merchant banking activities are reflected in the Condensed Consolidated Financial Statements at fair value, which is often represented at initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company's best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made when the Company's estimate of fair value has declined below the carrying value.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

      Effective December 1, 2007, the Company adopted SFAS No. 159 and elected to apply the fair value option to liabilities of variable interest entities and mortgage loan special purpose entities. The primary reason for electing the fair value option is to simplify the accounting requirements. The Company did not have a transition adjustment upon the adoption of this Statement.

      Derivative Instruments and Hedging Activities

      The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      contracts or securities, and hedging activities. Accordingly, all derivatives, whether stand-alone or embedded within other contracts or securities, are carried in the Company's Condensed Consolidated Statements of Financial Condition at fair value, with changes in fair value recorded in "Principal transactions" revenues. Designated hedged items in fair value hedging relationships are marked for the risk being hedged, with such changes also recorded in "Principal transactions" revenues. Derivatives designated as cash flow hedges are carried at fair value. The effective portion of the change in fair value on a derivative designated as a cash flow hedge is reported in "Accumulated other comprehensive income (loss)." The ineffective portion is reported in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. Amounts that are reported in "Accumulated other comprehensive income
      (loss)" are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

      The Company follows SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS No. 155 permits companies to elect on an instrument-by-instrument basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. As permitted, on December 1, 2006, the Company elected to apply a fair value measurement to all existing hybrid financial instruments that met the SFAS No. 155 definition. The Company also elected the fair value measurement for certain qualifying hybrid financial instruments issued on or after December 1, 2006. The Company's reason for electing to carry these instruments on a fair value basis was to enable the Company to more efficiently hedge these instruments and to simplify the accounting process. Changes in fair value are reflected in "Principal transactions" revenues in the Condensed Consolidated Statements of Income.

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

      In April 2007, the FASB issued Staff Position ("FSP") FIN No. 39-1, "Amendment of FASB Interpretation No. 39." FSP FIN No. 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the Condensed Consolidated Statement of Financial Condition. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with the Company's current accounting practice. The Company adopted the provisions of FSP FIN No. 39-1 on December 1, 2007. The adoption of FSP FIN No. 39-1 did not impact the condensed consolidated financial statements of the Company.

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

      Mortgage Servicing Rights

      Mortgage servicing rights ("MSRs") are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition. The Company follows SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," and measures servicing assets at fair value. The fair value of MSRs is determined by using market-based models that discount anticipated future net cash flows considering loan

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      prepayment predictions, interest rates, default rates, servicing costs, current market data and other economic factors. Changes in the fair value of MSRs are recorded in "Principal transactions" revenues in the Condensed Consolidated Statements of Income.

      Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      The Company follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125," to account for securitizations and other transfers of financial assets and collateral. SFAS No. 140 establishes accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership; (2) the transferee is a QSPE or has the right to pledge or exchange the assets received; and
      (3) the transferor has not maintained effective control over the transferred assets. The Company derecognizes financial assets transferred in securitizations provided that such transfer meets all of these criteria.

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

      Goodwill and Identifiable Intangible Assets

      The Company accounts for goodwill and identifiable intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this guidance, the Company does not amortize goodwill, but amortizes identifiable intangible assets over their useful lives. Goodwill is tested at least annually for impairment and identifiable intangible assets are tested for potential impairment whenever events or changes in

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 17, "Subsequent Events," of Notes to the Condensed Consolidated Financial Statements for further discussion.

      Earnings Per Share

      Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common shares, adjusted for costs related to vested shares under the Capital Accumulation Plan for Senior Managing Directors, as amended and restated ("CAP Plan"), as well as the effect of the redemption of preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes vested units issued under certain stock compensation plans, which will be distributed as shares of common stock. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares related to stock compensation plans.

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

      Income Taxes

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN No. 48 in the first quarter of 2008. See Note 13, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements for a further discussion.

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

      Translation of Foreign Currencies

      Assets and liabilities denominated in foreign currencies are translated at period end rates of exchange, while income statement items are translated at daily average rates of exchange during the fiscal period. Gains or losses on translation of the financial statements of foreign subsidiaries from their respective functional currency to the U.S. dollar are included, net of tax, on the Condensed Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in current earnings.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Accounting and Reporting Developments

      In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about
      (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS No. 161 to have a material impact, if any, on the Condensed Consolidated Financial Statements.

      In February 2008, the FASB issued a FASB Staff Position ("FSP") on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions "FSP FAS 140-3." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the impact, if any, the adoption of this interpretation will have on the Company's Condensed Consolidated Financial Statements.

      In December 2007, the FASB issued Statement No. 141R, "Business Combinations (a revision of Statement No. 141)." This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

      In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

      In June 2007, the EITF issued EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." This issue requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this issue may have on the Company's Condensed Consolidated Financial Statements and does not expect that the adoption of this issue will have a material impact on the Condensed Consolidated Financial Statements.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      In December 2007, the American Securitization Forum published a Streamlined Foreclosure and Loss Avoidance Framework (ASF Framework) to enable mortgage servicers to streamline their loss avoidance and loan modification practices. The framework is an industry-developed, recommended methodology that servicers of securitized subprime ARMS held in QSPEs can use to fulfill their existing obligations to service those loans in a faster and more efficient manner while maximizing recoveries for the benefit of securitization investors. The ASF Framework applies to all first lien subprime residential ARMs that have an initial fixed rate period of 36 months or less that were originated between January 1, 2005 and July 31, 2007, and that have an initial interest rate reset between January 1, 2008 and July 31, 2010.

      Under the ASF Framework, the covered loans are divided into three segments:

      Segment 1 - includes current loans where the borrower is likely to be able to refinance into any available mortgage product, including FHA, FHA Secure or readily available mortgage industry products;

      Segment 2 - includes current loans where the borrower is unlikely to be able to refinance into any readily available mortgage industry product; and

      Segment 3 - includes loans where the borrower is not current as defined above, demonstrating difficulty meeting the introductory rate.

      The methodology prescribed in the ASF Framework applies to those loans in Segment 2, in advance of the initial reset date. Those loans would be eligible for a "fast track" loan modification under which the interest rate would be kept at the existing rate, generally for five years following the upcoming reset. The ASF Framework provides a methodology which complies with relevant tax regulations and off-balance-sheet accounting standards for QSPEs. Moreover, the SEC's Office of Chief Accountant has concluded that it will not object to continued status as a QSPE if Segment 2 subprime ARM loans are modified pursuant to the specific screening criteria in the ASF Framework. The Company adopted the ASF screening criteria in the first quarter of 2008, and believes that the modification of loans in accordance with the ASF Framework does not impact the off-balance-sheet accounting treatment of QSPEs that hold subprime ARM loans.

      While a uniform definition of subprime mortgages does not exist in the marketplace, the Company defines subprime primarily as loans issued to higher risk borrowers who do not qualify for the best market interest rates because of their deficient credit history. Although FICO credit scores and prior mortgage or rent payment histories are the main drivers of a subprime designation, subprime also includes borrowers that have had a recent foreclosure or bankruptcy. Other considerations include borrower's reserve funds, residual household income and debt to income ratio. The Company has not yet modified a significant percentage of loans using the ASF Framework; accordingly, the impact to the Company's retained interest has been immaterial.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    FINANCIAL INSTRUMENTS

      Financial instruments owned and financial instruments sold, but not yet purchased, consisting of the Company's proprietary trading inventories, at fair value, were as follows:


                                                      February 29,  November 30,


      (in millions)                                      2008           2007
      -------------------------------------------------------------------------

      FINANCIAL INSTRUMENTS OWNED, AT FAIR VALUE:
      U.S. government and agency                      $   21,310       $  12,920
      Other sovereign governments                          2,394             672
      Corporate equity and convertible debt               26,975          32,454
      Corporate debt and other                            23,511          26,330
      Mortgages, mortgage- and asset-backed               38,186          46,141
      Derivative financial instruments                    28,728          19,725
      --------------------------------------------------------------------------
                                                      $  141,104       $ 138,242
      ==========================================================================

      FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED,
      AT FAIR VALUE:
      U.S. government and agency                      $    9,718       $   4,563
      Other sovereign governments                          1,189           2,473
      Corporate equity and convertible debt               18,700          18,843
      Corporate debt and other                             5,079           4,373
      Mortgages, mortgage- and asset-backed                  348              63
      Derivative financial instruments                    16,510          13,492
      --------------------------------------------------------------------------
                                                      $   51,544       $  43,807
      ==========================================================================

      As of February 29, 2008 and November 30, 2007, all financial instruments owned that were pledged to counterparties where the counterparty has the right, by contract or custom, to rehypothecate those securities are classified as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition.

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

      Concentration Risk

      The Company is subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities, securities of a single issuer (including governments), issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Positions taken and commitments made by the Company, including underwritings, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment-grade issuers. At February 29, 2008 and November 30, 2007, the Company's most significant concentrations were related to United States government securities, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation agency-backed securities, which are included in the U.S. government and agency and Mortgages, mortgage-and asset-backed inventory captions above. In addition, a substantial portion of the collateral held by the Company for reverse repurchase agreements consists of securities issued by the U.S. government and agencies.

      Fair Value Measurements

      The Company follows SFAS No. 157, "Fair Value Measurements." SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes those items currently reported in "Financial instruments owned, at fair value" and "Financial instruments sold, but not yet purchased, at fair value" on

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      the Condensed Consolidated Statements of Financial Condition as well as financial instruments reported in "Other assets" and "Other liabilities" captions that are reported at fair value below.

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

      Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and listed equities. This category also includes financial instruments that are valued using alternative approaches but for which the Company typically receives independent external valuation information including U.S. Treasuries, other U.S. Government and agency securities, and certain cash instruments such as money market funds and certificates of deposit.

      Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include sovereign debt, certain corporate equities, corporate debt, certain U.S. agency and non-agency mortgage-backed securities and non-exchange-traded derivatives such as interest rate swaps.

      Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are distressed debt, non-performing mortgage-related assets, certain performing residential and commercial mortgage loans, certain mortgage- and asset-backed securities and residual interests, Chapter 13 and other credit card receivables from individuals, and complex derivative structures including long-dated equity derivatives.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Fair Value Measurements on a Recurring Basis as of February 29, 2008:

                                                                                                                     Balance as of
                                                                                                         Impact of    February 29,
      (in millions)                                          Level 1        Level 2        Level 3        Netting        2008
      ------------------------------------------------------------------------------------------------------------------------------
      Financial Instruments Owned, at fair
      value

        U.S. government and agency                         $     5,857    $    15,453    $      --      $      --     $    21,310
        Other sovereign governments                               --            2,394           --             --           2,394
        Corporate equity and convertible debt                   19,798          6,830            347           --          26,975
        Corporate debt and other                                    14         18,373          5,124           --          23,511
        Mortgages, mortgage- and asset-backed                     --           15,966         22,220           --          38,186
      -----------------------------------------------------------------------------------------------------------------------------
        Total Non Derivative Trading Assets                     25,669         59,016         27,691           --         112,376

        Derivative financial instruments (1)                       202        272,356          6,276       (250,106 )      28,728
      -----------------------------------------------------------------------------------------------------------------------------
        Total Financial Instruments
        Owned, at fair value                                    25,871        331,372         33,967       (250,106 )     141,104
      -----------------------------------------------------------------------------------------------------------------------------
      Other Assets(2)                                              391          1,607          3,383           --           5,381
      -----------------------------------------------------------------------------------------------------------------------------
      Total Assets at fair value                           $    26,262    $   332,979    $    37,350    $  (250,106 ) $   146,485
      =============================================================================================================================


                                                                                                                     Balance as of
                                                                                                         Impact of    February 29,
      (in millions)                                          Level 1        Level 2        Level 3        Netting        2008
      ------------------------------------------------------------------------------------------------------------------------------
      Financial Instruments Sold But Not Yet
      Purchased, at fair value

        U.S. government and agency                         $    (9,718)   $      --      $      --      $      --     $    (9,718)
        Other sovereign governments                               --           (1,189)          --             --          (1,189)
        Corporate equity and convertible debt                  (16,554)        (2,145)            (1)          --         (18,700)
        Corporate debt and other                                  --           (5,053)           (26)          --          (5,079)
        Mortgages, mortgage- and asset-backed                     --             (348)          --             --            (348)
      ------------------------------------------------------------------------------------------------------------------------------
        Total Non Derivative Trading                           (26,272)        (8,735)           (27)          --         (35,034)
        Liabilities

        Derivative financial instruments (1)                      (185)      (254,426)        (5,096)       243,197       (16,510)
      ------------------------------------------------------------------------------------------------------------------------------
        Total Financial Instruments Sold But                   (26,457)      (263,161)        (5,123)       243,197       (51,544)
        Not Yet Purchased, at fair value
      ------------------------------------------------------------------------------------------------------------------------------
      Other Liabilities(3)                                         (82)        (7,715)        (1,739)          --          (9,536)
      ------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities at fair value                      $   (26,539)   $  (270,876)   $    (6,862)   $   243,197   $   (61,080)
      ==============================================================================================================================


      (1) The derivatives trading inventory balances are reported on a gross basis by level with a corresponding adjustment for netting.

      (2) Other assets includes certain items such as alternative investments, mortgage servicing rights, net assets of variable interest entities and mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140.

      (3) Other liabilities are primarily comprised of certain hybrid debt issuances accounted for at fair value as elected in accordance with SFAS No. 155.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      netting agreement. The fair value of the individual derivative contracts are reported gross in their respective levels based on the fair value hierarchy.

      Other assets and other liabilities represent those financial assets and liabilities that the Company carries at fair value but are not included in "Financial instruments owned, at fair value" and "Financial instruments sold, but not yet purchased, at fair value" captions. Other assets includes certain items such as alternative investments, mortgage servicing rights, net assets of VIEs and mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140. Other liabilities is primarily comprised of certain hybrid debt issuances accounted for at fair value as elected in accordance with SFAS No. 155.

      The following tables provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

      Level 3 Financial Assets and Liabilities
      Three months ended February 29, 2008

                                                                                                                       Changes in
                                                                                                                       Unrealized
                                                                                                                      Gains/(Losses)
                                                                                                         Ending        relating to
                                            Beginning     Total Gains/    Purchases,                     Balance       Assets and
                                          Balance as of     (Losses)      Issuances,     Transfers        as of        Liabilities
                                           December 1,   (Realized and    Sales and      In/Out of       February      held at the
      (in millions)                            2007       Unrealized)    Settlements      Level 3        29, 2008     reporting date
      ------------------------------------------------------------------------------------------------------------------------------
      Non-Derivative Trading Assets       $    22,080    $     (1,435)   $       118    $      6,928    $    27,691    $     (1,527)
      Non Derivative Trading Liabilities  $       (58)   $         (6)   $        23    $         14    $       (27)   $         11
      Derivative Trading Inventory (Net)  $      (589)   $        763    $       290    $        716    $     1,180    $        812
      Other Assets                        $     3,758    $       (369)   $      (165)   $        159    $     3,383    $       (375)
      Other Liabilities                   $    (1,254)   $        142    $       (47)   $       (580)   $    (1,739)   $        166
      ------------------------------------------------------------------------------------------------------------------------------


      Non-Derivative Trading Assets and Liabilities

      Realized and unrealized gains and losses on Level 3 assets and liabilities are primarily reported in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. The Level 3 non-derivative trading assets reflect an unrealized loss related to the mortgage related inventory write-downs incurred during the first quarter of 2008. The Company manages its exposure on a portfolio basis and regularly engages in offsetting strategies in which financial instruments from one fair value hierarchy level are used to economically offset the risk of financial instruments in the same or different levels. Therefore, realized and unrealized gains and losses reported as Level 3 may be offset by gains or losses attributable to assets or liabilities classified in Level 1 or Level 2.

      Derivative Trading Inventory (Net)

      The net derivative trading inventory resulted in a gain for the first quarter of 2008. This gain was primarily driven by changes in interest rates and credit spreads related to the Company's interest rate and credit derivative products.

      Transfers

      The Company reviews the fair value hierarchy classifications on a monthly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the month in which the changes occur.

      During the 2008 quarter, there were approximately $6.9 billion of non-derivative trading assets transferred from level 2 to level 3. These transfers were primarily related to mortgages and mortgage-backed securities. The largest

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      contributors to the transfers were performing residential mortgages and investment-grade mortgage-backed securities. Additionally, during the 2008 quarter, there were approximately $700 million of net derivative trading assets which transferred from level 2 to level 3. These transfers were primarily related to mortgage-related credit default swaps.

      These transfers were driven by the continued market and liquidity deterioration in the mortgage markets.

      Fair Value Option

      SFAS No. 159 provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

      Effective December 1, 2007, the Company adopted SFAS No. 159 and elected to apply the fair value option to liabilities of variable interest entities and mortgage loan special purpose entities. Incorporated in the SFAS No. 159 guidance are specific disclosure requirements related to the hybrid financial instruments elected under SFAS No. 155.

      In accordance with SFAS No. 155, the Company measures certain hybrid financial instruments at fair value. These hybrid financial instruments are recorded in "Long-term borrowings" and "Unsecured short-term borrowings" in the Condensed Consolidated Statements of Financial Condition. Changes in the fair value of these hybrid financial instruments, including interest, are reflected in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. Gains (losses) related to changes in the fair value of these hybrid financial instruments classified as Long term borrowings amounted to $639 million and $337 million for the three months ended February 29, 2008 and February 28, 2007 respectively, of which $305 million and $35 million were attributable to the widening of the Company's credit spreads and were derived from the Company's bond market spreads during the respective periods. Gains (losses) related to changes in the fair value of these hybrid financial instruments classified as Unsecured short-term borrowings were not material for the three months ended February 29, 2008 and February 28, 2007. As of February 29, 2008 and November 30, 2007, the aggregate principal balance classified as Long term borrowings, exceeded the aggregate fair value by $1.8 billion and $547 million, respectively. As of February 29, 2008 and November 30, 2007, the aggregate principal balance classified as Unsecured short-term borrowings, exceeded the aggregate fair value by approximately $224 million and $203 million, respectively. As a result of the events described in Note 17, "Subsequent Events" of Notes to the Condensed Consolidated Financial Statements, approximately $372 million in losses were recognized during the month ended March 31, 2008, due to tightening of the Company's credit spreads.

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

      Derivatives Credit Risk

      Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of the contract. At any point in time, the Company's exposure to credit risk associated with counterparty non-performance is generally limited to the net replacement cost of over-the-counter contracts, net of the value of collateral held. Such financial instruments are reported at fair value on a net-by-counterparty basis pursuant to enforceable netting agreements. Exchange-traded financial instruments, such as futures and options, generally do not give rise to significant unsecured counterparty exposure due to margin requirements of the exchanges, as well as the Company's internal margin requirements, which may be greater than those prescribed by the individual exchanges. Options written by the Company generally do not give rise to counterparty credit risk since they obligate the Company (not its counterparty) to perform.

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

      These financial instruments are subject to the same market and credit risks as those that are traded in connection with the Company's market making and trading activities. The Company has similar controls in place to monitor these risks.

      SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, establishes accounting and reporting standards for stand-alone derivative instruments, derivatives embedded within other contracts or securities and for hedging activities. It requires that all derivatives, whether standalone or embedded within other contracts or securities be carried on the Company's Condensed Consolidated Statements of Financial Condition at fair value. SFAS No. 133 also requires the value of items designated as being fair value hedged to be adjusted for the risk being hedged, as defined in SFAS No. 133, provided that the intent to hedge is fully documented. Any resultant net change in value for both the hedging derivative and the hedged item for the risk being hedged is recognized in earnings immediately,

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      such net effect being deemed the "ineffective" portion of the hedge. The gains and losses associated with the ineffective portion of the fair value hedges are included in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. These amounts were immaterial for the three months ended February 29, 2008.

      The Company also engages in non-trading derivative activities to manage commodity price risks resulting from exposures to changes in spot and forward prices in electricity and natural gas. The Company actively manages these risks with exchange traded futures, swaps, OTC swaps and options. Certain of these transactions are accounted for as cash flow hedges as defined in SFAS No. 133 which requires the effective portion of the unrealized gain or loss on a derivative designated as a cash flow hedge, as defined in SFAS No. 133, to be reported in "Accumulated other comprehensive income" ("OCI") with the ineffective portion reported in "Principal transactions" revenues in the Condensed Consolidated Statements of Income. Amounts that are reported in OCI are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of cash flow hedges was deemed immaterial for the three months ended February 29, 2008.

      The net gain on derivative instruments designated in cash flow hedging relationships recorded in OCI, net of tax, was $25 million at February 29, 2008. The net increase in fair value recorded in OCI in the first quarter of 2008 was $35 million. The net gain in OCI is expected to be reclassified into earnings as follows: $6 million in fiscal 2008 and the remaining $19 million of gains within five years.

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

      In connection with these securitization activities, the Company may retain interests in securitized assets in the form of senior or subordinated securities or as residual interests. Retained interests in securitizations are generally not held to maturity and typically are sold shortly after the settlement of a securitization. The weighted average holding period for retained interest positions in inventory at February 29, 2008 and November 30, 2007 was approximately 210 days and 180 days, respectively. These retained interests are included in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition and are carried at fair value. Consistent with the valuation of similar inventory, fair value is determined by broker-dealer price quotations and internal valuation pricing models that utilize variables such as yield curves, prepayment speeds, default rates, loss severity, interest rate volatilities and spreads. The assumptions used for pricing variables are based on observable transactions in similar securities and are further verified by external pricing sources, when available.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Company's securitization activities are detailed below:

                                                       Agency                   Other Mortgage-
      (in billions)                                Mortgage-Backed             and Asset-Backed                 Total
      ------------------------------------------------------------------------------------------------------------------------
      Total securitizations
          Three months ended February 29, 2008          $5.4                         $3.9                        $9.3
          Three months ended February 28, 2007          $4.7                         $21.3                      $26.0
      ------------------------------------------------------------------------------------------------------------------------

      The following table summarizes the Company's retained interests by rating as of February 29, 2008 and November 30, 2007:


                                                   February 29,     November 30,
      (in billions)                                    2008             2007
      --------------------------------------------------------------------------
      Retained Interests:

      AAA rated Agency Mortgage-Backed                   $2.6           $2.4
      AAA rated Other Mortgage and Asset-Backed           2.9            2.7
      --------------------------------------------------------------------------
      Total AAA rated                                    $5.5           $5.1
      Other investment grade                              1.4            1.6
      Non-investment grade                                1.3            1.3
      --------------------------------------------------------------------------
         Total retained interests                        $8.2           $8.0
      ==========================================================================

      The following table summarizes cash flows from securitization trusts related to securitization transactions during the three months ended February 29, 2008 and February 28, 2007:

                                                                 Other
                                                     Agency     Mortgage-
                                                    Mortgage-  and Asset-
      (in millions)                                  Backed      Backed    Total
      --------------------------------------------------------------------------
      Cash flows received from retained interests
          Three months ended February 29, 2008        $10.1       $1.2     $11.3
          Three months ended February 28, 2007        $13.5       $78.3    $91.8
      Cash flows from servicing
          Three months ended February 29, 2008         $ -        $5.1      $5.1
          Three months ended February 28, 2007         $ -        $4.5      $4.5
      --------------------------------------------------------------------------


      The Company is an active market maker in mortgage-backed securities and therefore may retain interests in assets it securitizes, predominantly highly rated or government agency-backed securities. The models employed in the valuation of retained interests consider possible changes in prepayment speeds in response to changes in future interest rates, as well as potential credit losses. Prepayment speed changes are incorporated by calibrating the distribution of possible future interest rates to the observed levels of implied volatility in the market for interest rate options and generating the corresponding cash flows for the securities using prepayment models. Credit losses are considered through explicit loss models for positions exposed to significant default risk in the underlying collateral, and through option-adjusted spreads that also incorporate additional factors such as liquidity and model uncertainty for all positions. The models use discount rates that are based on the Treasury curve, plus the option-adjusted spread. Key points on the constant maturity Treasury curve at February 29, 2008 were 1.63% for 2-year Treasuries and 3.78% for 10-year Treasuries, and ranged from 1.57% to 4.44%. The weighted average spread was 207 basis points and 561 basis points for agency mortgage-backed securities and other mortgage- and asset-backed securities, respectively, at February 29, 2008.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Weighted key economic assumptions used in measuring the fair value of retained interests in assets the Company securitized at February 29, 2008 were as follows:

                                                                       Other
                                                          Agency      Mortgage-
                                                         Mortgage-   and Asset-
                                                          Backed       Backed
              ------------------------------------------------------------------
              Weighted average life (years)                5.9          3.1
              Average prepayment speeds (annual rate)    8% - 36%     8% - 40%
              Credit losses                                 -       0.9% - 53%
              ------------------------------------------------------------------

      The following hypothetical sensitivity analysis as of February 29, 2008 illustrates the potential adverse change in fair value of these retained interests due to a specified change in the key valuation assumptions. The interest rate changes represent a parallel shift in the Treasury curve. This shift considers the corresponding effect of other variables, including prepayments. The remaining valuation assumptions are changed independently. Retained interests in securitizations are generally not held to maturity and are typically sold shortly after the settlement of a securitization. The Company considers the current and expected credit profile of the underlying collateral in determining the fair value and periodically updates the fair value for changes in credit, interest rate, prepayment speeds and other pertinent market factors. Changes in portfolio composition, updates to loss and prepayment models, and changes in the level of interest rates and market prices for retained interests, can combine to produce significant changes in the sensitivities reported even if aggregate market values do not change significantly. Actual credit losses on retained interests have not been significant.

                                                                        Other
                                                          Agency      Mortgage-
                                                         Mortgage-   and Asset-
              (in millions)                               Backed       Backed
              ------------------------------------------------------------------
              Interest rates
                Impact of 50 basis point adverse change   $  (78)       (113)
                Impact of 100 basis point adverse change    (167)       (232)
              ------------------------------------------------------------------
              Prepayment speeds
                Impact of 10% adverse change                  (5)        (33)
                Impact of 20% adverse change                 (10)        (58)
              ------------------------------------------------------------------
              Credit losses
                Impact of 10% adverse change                 (18)       (161)
                Impact of 20% adverse change                 (36)       (294)
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

      The Company follows SFAS No. 156 and carries its MSRs at fair value, with changes in fair value reported in earnings.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The determination of fair value of the Company's MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in the Company's discounted cash flow model are based on empirical data drawn from the historical performance of the Company's MSRs adjusted to reflect current Market conditions, which the Company believes are consistent with assumptions used by market participants valuing similar MSRs. The key risks and therefore the key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rates. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The Company mitigates the income statement effect of changes in fair value of MSRs by entering into economic offsetting transactions.

      At February 29, 2008, the key economic assumptions and the sensitivity of the current fair value of MSRs to immediate changes in those assumptions were as follows:

                                                                 February 29,
      (in millions)                                                  2008
      --------------------------------------------------------------------------
      Fair value of MSRs                                       $         771

      Weighted average constant prepayment rate (CPR)                  10.7%

      Impact on fair value of:
          10% adverse change                                   $         (30)
          20% adverse change                                             (51)
      Weighted average discount rate                                   13.3%

      Impact on fair value of:
          10% adverse change                                   $         (24)
          20% adverse change                                             (46)
      Weighted average constant default rate (CDR)                      7.7%

      Impact on fair value of:
          10% adverse change                                   $         (25)
          20% adverse change                                             (48)
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

      MSRs are included in "Other assets" on the Condensed Consolidated Statements of Financial Condition and are carried at fair value in accordance with SFAS No. 156. The Company's MSRs activities for the three months ended February 29, 2008 and February 28, 2007 were as follows:

      --------------------------------------------------------------------------
                                                 February 29,       February 28,
      (in millions)                                  2008               2007
      --------------------------------------------------------------------------
      Balance, beginning of period               $      833         $      502
      Additions                                           2                112
      Paydowns                                          (23)               (39)
      Changes in fair value resulting from
      changes in valuation inputs/assumptions           (41)                 5
      --------------------------------------------------------------------------
      Balance, end of period                     $      771         $      580
      ==========================================================================

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

      The Company may perform various functions, including acting as the seller, servicer, investor, structurer or underwriter in securitization transactions. These transactions typically involve entities that are considered to be QSPEs, as defined in SFAS No. 140. QSPEs are exempt from the requirements of FIN No. 46 (R). For securitization vehicles that do not qualify as QSPEs, the holders of the beneficial interests have no recourse to the Company, only to the assets held by the related VIE. In certain of these VIEs, the Company could be determined to be the primary beneficiary through its ownership of certain beneficial interests, and would, therefore, be required to consolidate the assets and liabilities of the VIE.

      The Company has mortgage securitizations that did not meet the criteria for sale treatment under SFAS No. 140, including transactions where the retained call option did not meet the definition of a clean up call under SFAS No. 140. As such, the Company continues to carry the assets and liabilities from these transactions on its Condensed Consolidated Statements of Financial Condition.

      The Company acts as portfolio manager and/or underwriter in several collateralized debt obligation and collateralized loan obligation transactions. In these transactions, the Company establishes a trust that purchases a portfolio of assets and issues trust certificates that represent interests in the portfolio of assets. The holders of the trust certificates have recourse only to the underlying assets of the trusts and not to the Company's other assets. In addition, the Company may receive variable compensation for managing the portfolio and may also retain certain trust certificates. In certain of these transactions, these interests result in the Company becoming the primary beneficiary of these entities.

      The Company establishes and operates funds for the benefit of its employees. These funds are considered to be VIEs of which the Company is the primary beneficiary.

      The Company has made investments in entities that own power plants. Certain entities are VIEs of which the Company is the primary beneficiary.

      The following table sets forth the Company's total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs and securitizations that did not qualify for sale treatment. This information is presented based on principal business activity.

                                                                  As of February 29, 2008              As of November 30, 2007
      ------------------------------------------------------------------------------------------------------------------------------
                                                                                     Maximum                             Maximum
                                                                                     Exposure                            Exposure
      (in millions)                                               VIE Assets        to Loss (1)       VIE Assets        to Loss (1)
      ------------------------------------------------------------------------------------------------------------------------------
      Mortgage Securitizations                                   $     27,322      $      2,522      $     30,313      $      2,075
      Collateralized Debt
       and Loan Obligations                                             1,639               173             2,150               297
      Employee Funds(2)                                                   625               429               650               445
      Energy Investments                                                  405               128               440               131
      ------------------------------------------------------------------------------------------------------------------------------
      Total                                                      $     29,991      $      3,252      $     33,553      $      2,948
      ------------------------------------------------------------------------------------------------------------------------------

        (1) Represents the fair value of the Company's interest in these entities.

        (2) Maximum exposure to loss includes loans the Company has made to employees who participate in the funds, for which the Company is in a second loss position.

      The Company also owns significant variable interests in several VIEs related to collateralized debt obligations and collateralized loan obligations for which the Company is not the primary beneficiary and therefore does not consolidate these entities. In aggregate, these VIEs had assets of approximately $5.8 billion and $11.5 billion at

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      February 29, 2008 and November 30, 2007, respectively. At February 29, 2008 and November 30, 2007, the Company's maximum exposure to loss from these entities was approximately $61 million and $112 million, respectively, which represents the fair value of its interests and are included in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition.

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

      At February 29, 2008 and November 30, 2007, the fair value of securities received as collateral by the Company that can be repledged, delivered or otherwise used was approximately $303 billion and $280 billion, respectively. Of these securities received as collateral, those with a fair value of approximately $211 billion and $189 billion were delivered, repledged or otherwise used at February 29, 2008 and November 30, 2007, respectively.

      The Company also pledges financial instruments owned to collateralize certain financing arrangements and permits the counterparty to pledge or rehypothecate the securities. These securities are recorded as "Financial instruments owned and pledged as collateral, at fair value" in the Condensed Consolidated Statements of Financial Condition. The carrying value of securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $54 billion and $65 billion at February 29, 2008 and November 30, 2007, respectively.

7.    SHORT-TERM BORROWINGS

      The Company obtains unsecured short-term borrowings through the issuance of commercial paper, bank loans, medium term notes and other borrowings. In addition, the Company obtains secured short-term borrowings primarily through master notes and secured bank loans. A master note is an agreement under which a lender may make one or more loans to a borrower, the repayment obligation of which is reflected in a promissory note to the lender. In the case of secured master notes, these agreements are secured by collateral. The interest rates on such short-term borrowings reflect market rates of interest at the time of the transactions.

      The Company's short-term borrowings at February 29, 2008 and November 30, 2007 consisted of the following:

                                              February 29,        November 30,
      (in billions)                              2008                 2007
      -------------------------------------------------------------------------
      Commercial paper                        $     3.9           $      3.9
      Bank loans                                    1.7                  3.1
      Medium term notes                             0.5                  1.9
      Other borrowings                              2.4                  2.7
      -------------------------------------------------------------------------
      Total unsecured short-term borrowings         8.5                 11.6
      -------------------------------------------------------------------------
      Secured borrowings                            7.8                 12.4
      -------------------------------------------------------------------------
      Total short-term borrowings             $    16.3           $     24.0
      =========================================================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Committed Credit Facilities

      As of February 29, 2008, the Company had a committed revolving credit facility ("Facility") totaling $2.9 billion, which permitted borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility terminated on April 7, 2008. There were no borrowings outstanding under the Facility at February 29, 2008 or on the date of termination.

      The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT and BSB and BS Forex. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2008, with all repos outstanding at that date payable no later than August 2009. There were no borrowings outstanding under the Repo Facility at February 29, 2008.

      The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2008 with all loans outstanding at that date payable no later than December 2009. There were no borrowings outstanding under the Pan Asian Facility at February 29, 2008.

      As of February 29, 2008, the Company had a $450 million committed revolving credit facility ("Tax Lien Facility"), which permitted borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility terminated in March 2008. There were no borrowings outstanding under the Tax Lien Facility at February 29, 2008 or on the date of termination.

      As of February 29, 2008, the Company had a committed revolving credit facility ("AAA Facility") totaling $750 million, which permits borrowing on an unsecured basis by Bear Stearns Financial Products ("BSFP"). Under the AAA Facility, BSFP may borrow up to the committed amount in the event of: (i) a Bankruptcy Event, as defined, at The Bear Stearns Companies Inc.; (ii) the downgrade of The Bear Stearns Companies Inc.'s short term debt rating to A-2 by S&P or to P-2 by Moody's; (iii) the failure of Bear Stearns Capital Markets to post collateral with or make payments to BSFP in accordance with BSFP's Operating Guidelines; (iv) the failure of BSFP to meet the capital requirements required by its Operating Guidelines; or
      (v) the downgrade of BSFP's counterparty credit rating below A by S&P or below A2 by Moody's. The AAA Facility terminates on April 25, 2008, with all loans outstanding at that date payable no later than April 2009. There were no borrowings outstanding under the AAA Facility at February 29, 2008.

      The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and whole loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2008. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $6.7 billion. At February 29, 2008, the borrowings outstanding under these committed credit facilities were $3.3 billion.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.    LONG-TERM BORROWINGS

      The Company's long-term borrowings (which have original maturities of at least 12 months) at February 29, 2008 and November 30, 2007 consisted of the following:

                                                  February 29,      November 30,
      (in billions)                                   2008              2007
      --------------------------------------------------------------------------
      Fixed rate notes due 2008 to 2047          $      32.5        $     28.7
      Floating rate notes due 2008 to 2046              30.3              31.3
      Index/equity/credit-linked notes                   9.0               8.5
      --------------------------------------------------------------------------
      Total long-term borrowings                 $      71.8        $     68.5
      ==========================================================================


      The Company's long-term borrowings include fair value adjustments in accordance with SFAS No. 133, hybrid financial instruments accounted for at fair value as elected under SFAS No. 155, as well as $263 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on May 15, 2031; however, effective May 15, 2006, the Company, at its option, may redeem the Debentures. The Debentures are reflected in the table at their contractual maturity dates. During the three months ended February 29, 2008, the Company issued and retired/repurchased $4.4 billion and $3.5 billion of long-term borrowings, respectively. The weighted average maturity of the Company's long-term borrowings, based upon stated maturity dates, was approximately 4.6 years and 4.3 years at February 29, 2008 and November 30, 2007, respectively.

9.    STOCKHOLDERS' EQUITY - RSU TRUST

      In connection with the Company's deferred compensation plans, during the first quarter of fiscal 2008, the Company established an irrevocable grantor trust (the "RSU Trust") for the purpose of holding shares of common stock of the Company underlying awards granted to selected employees and certain key executives under The Bear Stearns Companies Inc. Capital Accumulation Plan for Senior Managing Directors and The Bear Stearns Companies Inc. Restricted Stock Unit Plan. During the first quarter, the company transferred 27.3 million treasury shares to the RSU Trust. In accordance with EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned Are Held in a Rabbi Trust and Invested," assets of the RSU Trust are consolidated and both the shares held by the RSU Trust and the related deferred compensation obligation are recorded in equity. Shares issued to the RSU Trust are recorded in "Shares held in RSU trust" and obligations under deferred compensation plans are recorded in "Employee stock compensation plans," both at an amount equal to the original amount of the compensation deferred (fair value of the deferred stock award at the date of grant) in the Condensed Consolidated Statements of Financial Condition. Changes in fair value of amounts owed to employees are not recognized. Shares transferred to the RSU Trust do not affect the total number of shares used in the calculation of basic and diluted earnings per share. Accordingly, the RSU Trust has no effect on total equity, net income, book value per share or earnings per share.

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

      The computations of basic and diluted EPS are set forth below:

                                                                            Three Months Ended
      --------------------------------------------------------------------------------------------------
                                                                      February 29,     February 28,
      (in millions, except per share amounts)                             2008             2007
      --------------------------------------------------------------------------------------------------
      Net income                                                      $          115   $          554
      Preferred stock dividends                                                   (5)              (6)
      Income adjustment (net of tax) applicable to deferred
         compensation arrangements-vested shares                                   5               15
      --------------------------------------------------------------------------------------------------
      Net earnings used for basic EPS                                            115              563
      Income adjustment (net of tax) applicable to deferred
         compensation arrangements-nonvested shares                                4                9
      --------------------------------------------------------------------------------------------------
      Net earnings used for diluted EPS                               $          119   $          572
      ==================================================================================================

      Total basic weighted average common
         shares outstanding (1)                                                  129              133
      --------------------------------------------------------------------------------------------------
      Effect of dilutive securities:
         Employee stock options                                                    2                7
         CAP and restricted units                                                  8               10
      --------------------------------------------------------------------------------------------------
      Dilutive potential common shares                                            10               17
      --------------------------------------------------------------------------------------------------
      Weighted average number of common shares                                   139              150
         outstanding and dilutive potential common shares
      ==================================================================================================

      Basic EPS                                                       $         0.89   $         4.23
      Diluted EPS                                                     $         0.86   $         3.82
      ==================================================================================================

      (1) Includes approximately 12 million and 13 million vested units for the three months ended February 29, 2008 and February 28, 2007, respectively, issued under stock compensation plans which will be distributed as shares of common stock.

      (2) Options to purchase approximately 8 million shares of common stock at prices ranging from $87.68 to $165.32 were outstanding but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock.

11.   REGULATIONS

      The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of February 29, 2008, the Company was in compliance with the CSE capital requirements.

      Bear Stearns and BSSC are registered broker-dealers and futures commission merchants and, accordingly, are subject to Rule 15c3-1 under the Exchange Act ("Net Capital Rule") and Rule 1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule ("Appendix E"), which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. At February 29, 2008, Bear Stearns' net capital of $2.89 billion exceeded the minimum requirement by $2.34 billion. Bear Stearns' net capital computation, as defined, includes $545 million, which is net capital of BSSC in excess of 5.5% of aggregate debit items arising from customer transactions.

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

      Bear Stearns Bank & Trust Company ("BSBTC") (formerly known as Custodial Trust Company), a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, offers a range of trust, lending, deposit, and securities-clearing products and services. BSBTC provides the Company with banking powers, including access to the securities and funds-wire services of the Federal Reserve System. BSBTC is subject to the regulatory capital requirements of the FDIC.

      At February 29, 2008, Bear Stearns, BSSC, BSIL, BSIT, BSB and BSBTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 29, 2008, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

      12.   COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company has commitments in connection with various activities, the most significant of which are as follows:

      Leases

      The Company occupies office space under leases that expire at various dates through 2024. At February 29, 2008, future minimum aggregate annual rentals payable under non-cancelable leases (net of subleases), including 383 Madison Avenue in New York City, for fiscal years ended 2008 through 2012 and the aggregate amount thereafter, are as follows:

      (in millions)

      -----------------------------------------
      FISCAL YEAR
      2008 (remaining)            $       91
      2009                               117
      2010                               118
      2011                               128
      2012                                95
      Thereafter                         640
      -----------------------------------------
      Total                       $    1,189
      =========================================

      Lending - Related Commitments

      In connection with certain of the Company's business activities, the Company provides financing or financing commitments to investment-grade and non-investment-grade companies in the form of senior and subordinated debt, including bridge financing. Commitments have varying maturity dates and are generally contingent on the accuracy and validity of certain representations, warranties and contractual conditions applicable to the borrower. Lending-related commitments to investment-grade borrowers aggregated approximately $2.59 billion and $3.42 billion at February 29, 2008 and November 30, 2007, respectively. Of these amounts, approximately $841 million and $952 million of the credit risk was offset at February 29, 2008 and November 30, 2007, respectively. Lending-related commitments to non-investment-grade borrowers approximated $2.77 billion and $3.30 billion at February 29, 2008 and November 30, 2007, respectively. Of these amounts, approximately $267 million and $220 million of the credit risk was offset at February 29, 2008 and November 30, 2007, respectively.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Company also had contingent commitments to non-investment-grade companies of approximately $110 million and $501 million as of February 29, 2008 and November 30, 2007, respectively. Generally, these commitments are provided in connection with leveraged acquisitions. These commitments are not indicative of the Company's actual risk because the borrower may not be successful in the acquisition, the borrower may access the capital markets instead of drawing on the commitment, or the Company's portion of the commitment may be reduced through the syndication process. Additionally, the borrower's ability to draw may be subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

      Private Equity-Related Investments and Partnerships

      In connection with the Company's merchant banking activities, the Company has commitments to invest in merchant banking and private equity-related investment funds as well as commitments to invest directly in private equity-related investments. At February 29, 2008 and November 30, 2007, such commitments aggregated $667 million and $729 million, respectively. These commitments will be funded, if called, through the end of the respective investment periods, with the longest of such periods ending in 2020.

      Underwriting

      In connection with the Company's mortgage-backed securitizations and fixed income and equity underwriting, the Company had commitments to purchase new issues of securities aggregating $248 million and $652 million, respectively, at February 29, 2008 and November 30, 2007.

      Commercial and Residential Loans

      The Company participates in the origination, acquisition, securitization, servicing, financing and disposition of commercial and residential loans. At February 29, 2008 and November 30, 2007, the Company had entered into commitments to purchase or finance mortgage loans of $1.33 billion and $2.83 billion, respectively.

      Letters of Credit

      At February 29, 2008 and November 30, 2007, the Company was contingently liable for unsecured letters of credit of approximately $1.71 billion and $1.42 billion, respectively, and secured (by financial instruments) letters of credit of $1.55 billion and $1.33 billion, respectively. These letters of credit are primarily used to provide collateral for securities borrowed and to satisfy margin requirements at commodity/futures exchanges.

      Energy

      In connection with its energy activities, the Company has entered into contractual obligations (primarily obligations under tolling agreements, net of re-tolling agreements) that require future cash payments. At February 29, 2008 those contractual obligations, by maturity, were as follows:

      (in millions)

      -----------------------------------------
      FISCAL YEAR
      2008 (remaining)            $       65
      2009                                91
      2010                                90
      2011                               260
      2012                               417
      Thereafter                       3,403
      -----------------------------------------
      Total                       $    4,326
      =========================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Other

      The Company had commitments to purchase Chapter 13 and other credit card receivables of $189 million and $170 million, respectively, at February 29, 2008 and November 30, 2007.

      With respect to certain of the commitments outlined above, the Company utilizes various hedging strategies to actively manage its market, credit and liquidity exposures. Additionally, since these commitments may expire unused, the total commitment amount may not necessarily reflect the actual future cash funding requirements.

      Litigation

      The Company is the sole defendant in an action commenced in the United States Bankruptcy court for the Southern District of New York by the Chapter 11 Trustee for Manhattan Investment Fund Limited ("MIFL"). The complaint seeks to recover from the Company, among other things, certain allegedly fraudulent transfers made by MIFL in the amount of $141 million plus pre-judgment interest. The Company provided prime brokerage services to MIFL prior to its bankruptcy. In January 2007, the Bankruptcy Court granted the Trustee's motion for summary judgment on the fraudulent transfer claims against the Company.

      On appeal, the District Court affirmed the Bankruptcy Court's findings in part, but also reversed in part, the Bankruptcy's Court's grant of summary judgment to the Trustee, finding that a trial is necessary to make a factual finding as to whether the Company acted in good faith with respect to its receipt of the alleged fraudulent transfers. The Company believes it has substantial defenses to the Trustee's claims.

      The Company and certain subsidiaries have been named as defendants in various investor lawsuits and FINRA arbitrations relating to the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd (the "High Grade Fund") and the Enhanced Leverage Master Fund, Ltd. (the "Enhanced Leverage Fund"), which were managed by Bear Stearns Asset Management. Also, the Company and certain subsidiaries have been named as defendants in a lawsuit by the Joint Voluntary Liquidators of the overseas "feeder funds" of the High Grade Fund and Enhanced Leverage Fund. The High Grade Fund had net investor contributions of approximately $775 million. The Enhanced Fund had net investor contributions of approximately $1.08 billion. The relief being sought by the plaintiffs in these matters includes specified and unspecified damages, costs and fees. The Company believes it has substantial defenses to the claims asserted against it in these proceedings. Additionally, the Company and its subsidiaries have been the subject of various state and federal regulatory and law enforcement inquiries, and a state administrative proceeding relating to the Funds.

      In the normal course of business, the Company has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory agencies regarding the Company's business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, the Company cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period. See also Note 17, "Subsequent Events," of the Notes to Condensed Consolidated Financial Statements.

      The Company has provided reserves for such matters in accordance with SFAS No. 5, "Accounting for Contingencies." The ultimate resolution may differ materially from the amounts reserved.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      13.   INCOME TAXES

      In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition

      The Company adopted FIN No. 48 effective December 1, 2007 and recognized a decrease to beginning retained earnings of approximately $90.7 million.

      The gross amount of unrecognized tax benefits ("UTB") as of the date of adoption of FIN No. 48 was approximately $578.4 million. Of this total, approximately $371.4 million (net of federal benefit of state issues, Competent Authority and foreign tax credit offsets) represents the amount that, if recognized, would favorably affect the effective tax rate in future periods.

      The Company recognizes the accrual of interest and penalties, if any, to UTB's in income tax expense. Interest accrued on UTB's as of December 1, 2007 was approximately $108.9 million.

      The Company is under examination by the Internal Revenue Service ("IRS") and other tax authorities. The other major exams include Japan, the United Kingdom, and locations in which it has significant business operations, such as New York State and City. The tax years under examination vary by jurisdiction as follows:

                                      Open Tax Years            Open Tax Years
                                        Examination               Examination
          Jurisdiction                  in progress            not yet initiated

          United States                  2003-2005                2006-2007
          United Kingdom                 1999-2005                2006-2007
          Japan                          2000-2003                2004-2007
          New York State                 1999-2002                2003-2007
          New York City                  1997-2000                2001-2007

      It is reasonably possible that these tax examinations will be completed within the next 12 months. Based on the status of these examinations and the protocol of finalizing audits by the relevant tax authorities, which could include formal appeal and/or legal proceedings, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

      The tax benefit associated with employee stock plans reduced taxes payable by $254 million, $363 million and $426 million for 2007, 2006 and 2005, respectively. These benefits have been reflected as additional paid-in-capital in the accompanying Condensed Consolidated Statements of Financial Condition, except for certain 2007, 2006 and 2005 stock awards. On December 1, 2005, the Company adopted SFAS No. 123 (R). Under SFAS No. 123 (R) all share-based compensation is required to be recognized as an expense in the year of grant with a corresponding tax benefit recorded to the tax provision. See Note 17, "Subsequent Events," in the Notes to Condensed Consolidated Financial Statements for a discussion of the impact the merger agreement between the Company and JPMorgan Chase will have on the realization of the deferred tax asset recorded in prior years.

      14.   GUARANTEES

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

      The following table sets forth the maximum payout/notional amounts associated with the Company's guarantees as of February 29, 2008:


                                                                Amount of Guarantee Expiration Per Period
                                                 ---------------------------------------------------------------------
                                                    Less Than      One to Three    Three to Five     Greater than
      (in millions)                                  One Year          Years           Years          Five Years          Total
      ------------------------------------------------------------------------------------------------------------------------------
      Certain derivative contracts (notional)(1)  $     537,763    $    515,993    $     859,651    $      742,403    $   2,655,810
      Municipal securities                                3,131              58          -                 -                  3,189
      Residual value guarantee                          -                -                   570           -                    570
      ------------------------------------------------------------------------------------------------------------------------------

      (1) The gross carrying value of these derivatives approximated $130.9 billion as of February 29, 2008.

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

      Municipal Securities

      In 1997, the Company established a program whereby it created a series of municipal securities trusts in which it has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. Certain of the trust certificates entitle the holder to receive future payments of principal and variable interest and to tender such certificates at the option of the holder on a periodic basis. The Company acts as placement agent and as liquidity provider. The purpose of the program is to allow the Company's clients to purchase synthetic short-term, floating-rate municipal debt that does not otherwise exist in the marketplace. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at February 29, 2008 was approximately $3.2 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA or AA rated, insured or escrowed to maturity. Such bonds had a market value, net of related offsetting positions, approximating $2.9 billion at February 29, 2008. See Note 17, "Subsequent Events," of the Notes to Condensed Consolidated Financial Statements for a further discussion.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Residual Value Guarantee

      The Company has entered into an operating lease arrangement for its world headquarters at 383 Madison Avenue in New York City (the "Synthetic Lease"). Under the terms of the Synthetic Lease, the Company is obligated to make monthly payments based on the lessor's underlying interest costs. The Synthetic Lease expires on August 10, 2012 unless both parties agree to a renewal prior to expiration. At the expiration date of the Synthetic Lease, the Company has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the property with the proceeds of the sale to be used to satisfy the lessor's debt obligation. If the sale of the property does not generate sufficient proceeds to satisfy the lessor's debt obligation, the Company is required to fund the shortfall up to a maximum residual value guarantee. As of February 29, 2008, there was no expected shortfall and the maximum residual value guarantee was approximately $570 million.

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


15.   SEGMENT DATA

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

      Institutional equities consists of sales, trading and research, in areas such as domestic and international equities, block trading, over-the-counter equities, equity derivatives, energy and commodity activities, risk and convertible arbitrage and specialist activities on the New York Stock Exchange, American Stock Exchange and International Securities Exchange. Fixed income includes sales, trading, origination and research provided to institutional clients across a variety of products such as mortgage- and asset-backed securities, corporate and government bonds, municipal bonds, high yield products, including bank and bridge loans, foreign exchange and interest rate and credit derivatives. Investment banking provides services in capital raising, strategic advice, mergers and acquisitions and merchant banking. Capital raising encompasses the Company's underwriting of equity, investment grade, municipal and high yield debt products.

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

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                Three Months ended
                                 -----------------------------------------------

(in millions)                    February 29, 2008            February 28, 2007
--------------------------------------------------------------------------------
NET REVENUES

Capital Markets
   Institutional Equities        $             811            $             513
   Fixed Income                                 66                        1,149
   Investment Banking                          159                          303
--------------------------------------------------------------------------------
      Total Capital Markets                  1,036                        1,965

Global Clearing Services                       253                          276

Wealth Management
   Private Client Services (1)                 161                          136
   Asset Management                             39                          119
--------------------------------------------------------------------------------
      Total Wealth Management                  200                          255

Other (2)                                      (10)                         (14)
--------------------------------------------------------------------------------
         Total net revenues      $           1,479            $           2,482
================================================================================

PRE-TAX INCOME

Capital Markets                  $             171            $             736
Global Clearing Services                        86                          113
Wealth Management                              (42)                          44
Other (3)                                      (62)                         (58)
--------------------------------------------------------------------------------
         Total pre-tax income    $             153            $             835
================================================================================

                                                         Three Months ended
                                           -------------------------------------
                                           February 29, 2008   February 28, 2007
                                           -------------------------------------
(1)  Private Client Services detail:

     Gross revenues, before
          transfer to Capital
          Markets segment                  $             183   $            166

     Revenue transferred
          to Capital Markets segment                     (22)               (30)
                                           -------------------------------------
     Private Client Services net
          revenues                         $             161   $            136
                                           =====================================


(2)   Includes consolidation and elimination entries.

(3)   Includes certain legal costs and costs related to the CAP Plan.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                         As of
      ------------------------------------------------------------------------
                                         February 29,             February 28,
      (in billions)                          2008                     2007
      ------------------------------------------------------------------------
      SEGMENT ASSETS

      Capital Markets                    $        244             $        278
      Global Clearing Services                    124                      101
      Wealth Management                             4                        4
      Other                                        27                       12
      ------------------------------------------------------------------------

         Total segment assets            $        399             $        395
      ========================================================================

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


16.   ASSET ACQUISITION

      In connection with the acquisition of substantially all of the power-related and natural gas assets comprising the power trading business of Williams Power Company, Inc., an energy trading and marketing subsidiary of The Williams Companies, Inc., which closed on November 8, 2007, the Company recorded intangible assets and intangible liabilities based on contractual arrangements, at their estimated fair values. As of February 29, 2008, the weighted average amortization period for intangible assets and intangible liabilities was approximately 10.6 years and 13.3 years, respectively. The results of operations of the power-related assets and liabilities acquired are included in the Company's Capital Markets segment.

      The estimated aggregate amortization expense for each of the five succeeding fiscal years for intangible assets and intangible liabilities were as follows:

      ------------------------------------------------------
      (in millions)             Intangible       Intangible
                                 Assets          Liabilities
      ------------------------------------------------------
      FISCAL YEAR
      2008 (remaining)         $      83        $       171
      2009                            98                129
      2010                            96                 98
      2011                            64                 74
      2012                            50                 47
      Thereafter                     456                359
      ------------------------------------------------------
      Total                    $     847        $       878
      ======================================================

17.   SUBSEQUENT EVENTS

      BACKGROUND OF THE MERGER

      The Company experienced a significant liquidity crisis during the end of the week of March 10, 2008 that seriously jeopardized its financial viability and which raises substantial doubt about its ability to continue as a going concern. As a result, on March 16, 2008, the Company and JPMorgan Chase & Co. ("JPMorgan Chase") entered into an agreement and plan of merger, and on March 24, 2008, entered into an amendment to the agreement and plan of merger (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, each share of the Company's common stock outstanding immediately prior to the merger will be exchanged for 0.21753 shares of JPMorgan Chase common stock. A summary of the Merger Agreement, related transaction documents and the accounting implications are described in more detail in the Transaction Documents and Accounting Implications sections of this note.

      In connection with the entry into the amendment to the Merger Agreement, the Company and JPMorgan Chase entered into a share exchange agreement under which JPMorgan Chase will purchase 95 million newly issued shares of the Company's common stock, or 39.5% of the outstanding common stock of the Company after giving effect to the issuance, in exchange for the issuance of 20,665,350 shares of JPMorgan Chase common stock to the Company and the entry by JPMorgan Chase into the amendment to the merger agreement, an amended and restated guaranty agreement and the guaranty agreement with the Federal Reserve Bank of New York ("New York Fed"). The share exchange was completed on April 8, 2008.

      Concurrent with the closing of the merger, the New York Fed will take, through a limited liability company formed for this purpose, control of a portfolio of $30 billion in assets of the Company based on the value of the portfolio as of March 14, 2008. The assets will be funded by a $29 billion, 10-year term note from the New York Fed, and a $1

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      billion, 10-year subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the New York Fed loan and will bear the first $1 billion of any losses associated with the assets. Any funds remaining after payment of the New York Fed loan, the JPMorgan Chase note and other expenses of the limited liability company, will be paid to the New York Fed.

      TRANSACTION DOCUMENTS

      Agreement and Plan of Merger

      Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase (the "Merger"). At the effective time of the Merger, each share of Company common stock will be converted into the right to receive 0.21753 of a share of JPMorgan Chase common stock. Outstanding Company stock options and phantom stock units will be converted into JPMorgan Chase equity awards, adjusted to reflect the exchange ratio in the Merger. The Company and JPMorgan Chase have agreed to consider providing holders of restricted stock units and capital accumulation plan units with the right to elect, prior to completion of the Merger, to have outstanding awards distributed in cash (rather than stock) at the same time the units would have been settled absent such election, and otherwise subject to the same terms and conditions in the applicable plans and award agreements, as amended.

      The Merger Agreement contains representations and warranties of Bear Stearns and JPMorgan Chase relating to their respective businesses. Pursuant to the Merger Agreement, the Company has agreed to operate within its existing credit, principal, market and other risk limits and comply with existing risk-related policies and procedures, subject to JPMorgan Chase's right to oversee the Company's setting and changing of such policies, procedures and limits. Subject to the continued effectiveness of the Guaranty (as defined below), the Company has granted JPMorgan Chase the right to oversee the business, operations and management of the Company in its reasonable discretion. The Company also granted JPMorgan Chase the rights to custody of, and to manage, a scheduled collateral pool and related hedges, which rights were delegated to the New York Fed. Additionally, the Company has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions, or enter into any agreement, concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

      Consummation of the Merger is subject to the satisfaction of certain conditions including, among other things, (i) approval and adoption of the Merger Agreement by the Company's stockholders; (ii) registration and NYSE listing of the common stock to be issued by JPMorgan Chase in the Merger;
      (iii) absence of any order, injunction or decree preventing or making illegal the consummation of the Merger; and (iv) receipt of specified governmental and regulatory approvals.

      The Merger Agreement contains certain termination rights for both the Company and JPMorgan Chase. In the event the Company's stockholders do not approve and adopt the Merger Agreement at the first stockholders meeting called for that purpose, JPMorgan Chase will have the right to exercise an option to purchase the Company's headquarters building for an amount equal to $1.1 billion less assumed indebtedness and transfer costs. In addition, JPMorgan Chase will also have the right to exercise such option following the termination of the Merger Agreement under the following circumstances:
      (i) JPMorgan Chase terminates the Merger Agreement because (A) the Company's board of directors made any change of recommendation, (B) the Company breached its no-solicitation and related obligations under the Merger Agreement, or (C) the Company breached its obligations to hold a meeting of its stockholders to approve and adopt the Merger Agreement, or
      (ii) (A) JPMorgan Chase or the Company terminate the Merger Agreement because both (x) the approval and adoption of the Merger Agreement by the Company's stockholders has not been obtained and (y) 120 days have elapsed from the date of such stockholders meeting (provided that the parties may mutually agree to extend the 120-day period); (B) JPMorgan Chase terminates the Merger Agreement because there has been an uncured breach by the Company of any of the covenants or agreements or any of the representations or warranties in the Merger Agreement that would cause the failure of the closing conditions set forth in the Merger Agreement to be satisfied; or (C) JPMorgan Chase or the Company terminates the Merger Agreement because the merger has not been consummated on or before the first anniversary of the date of the Merger Agreement, and prior to any termination of the merger agreement described in this clause (ii) an alternative proposal has been publicly announced or otherwise communicated or made known to the

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Company and has not been irrevocably withdrawn. Upon the exercise of the option to purchase the Company's headquarters building, the Company will, upon the request of JPMorgan Chase, exercise its option to purchase the headquarters building and take all action required to acquire the building and simultaneously convey it to JPMorgan Chase.

      The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 20, 2008 and March 24, 2008 (Amendment No. 1).

      Beginning March 17, 2008, various stockholders of the Company filed several purported class action lawsuits against the Company, its board of directors and certain of the Company's present and former executive officers. Among other things, these actions allege that the individual defendants breached their fiduciary duties and obligations to the Company's stockholders by agreeing to the proposed merger. Five of these actions have been filed in the Supreme Court of the State of New York and consolidated under the caption In re Bear Stearns Litigation. Two actions have been filed in the Delaware Court of Chancery where plaintiffs have filed a motion to consolidate their cases in Delaware. JPMorgan Chase is named as a defendant in certain of these cases. In each of these actions, plaintiffs seek to enjoin the proposed merger and enjoin JPMorgan Chase from voting the 95 million shares acquired pursuant to the Share Exchange Agreement (as defined below), other injunctive relief and an unspecified amount of compensatory damages. On April 9, 2008, the Delaware Chancery Court granted JPMorgan Chase's and the Company's motion to stay the Delaware action in favor of the New York action, at least until the preliminary injunction motion is resolved. The Delaware court also granted plaintiffs' motion to consolidate their cases. Additionally, on April 10, 2008, an amended complaint was filed in a previously-filed shareholder derivative suit naming the Company's directors and certain former and present executive officers. This amended complaint seeks, among other things, a declaration that the Merger Agreement is unlawful, unenforceable, and seeks to enjoin the merger.

      Share Exchange Agreement

      On March 24, 2008, the Company and JPMorgan Chase, in connection with entering into the amendment to the Merger Agreement, entered into a share exchange agreement (the "Share Exchange Agreement"), under which JPMorgan Chase will purchase 95 million newly issued shares of the Company's common stock, or 39.5% of the outstanding shares of the Company's common stock after giving effect to the issuance, in exchange for the issuance of 20,665,350 shares of JPMorgan Chase common stock to the Company and the entry by JPMorgan Chase into the amendment to the merger agreement, an amended and restated guaranty agreement and the guaranty in favor of the New York Fed (each as described below). The share exchange was completed on April 8, 2008.

      The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 24, 2008.

      Amended and Restated Guaranty Agreement

      On March 24, 2008, JPMorgan Chase, in connection with the amendment to the Merger Agreement, entered into an amended and restated guaranty agreement (the "Guaranty"), effective retroactively from March 16, 2008, which replaces the guaranty agreement entered into on March 16, 2008 in connection with the Merger Agreement. Pursuant to the Guaranty, JPMorgan Chase will guarantee certain liabilities of the Company and certain of its operating subsidiaries (the "Guaranteed Bear Entities") to the extent such liabilities arise prior to the end of the specified "Guaranty Period", including (i) liabilities and obligations under revolving credit facilities, letters of credit and letter of credit facilities, term loan facilities, lines of credit or uncommitted loan facilities, in each case whether secured or unsecured, of the Guaranteed Bear Entities, (ii) brokerage and trading contract obligations of the Guaranteed Bear Entities (including liabilities and obligations arising under prime brokerage agreements and accounts, securities lending agreements, custodial and carrying agreements, securities accounts and securities contracts, commodity contracts, forward contracts, futures contracts, tolling agreements, energy management agreements, repurchase or reverse repurchase agreements, swap agreements, foreign exchange and currency contracts, options or other derivatives, settlement or clearing agreements and arrangements, margin loan agreements, other contracts or transactions similar to any of the foregoing, any customary brokerage commission with respect to

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      the foregoing, any contractual obligation to provide collateral or margin in respect of any of the foregoing or any obligation under a guaranty of any of the foregoing and (iii) obligations of the Guaranteed Bear Entities to deliver cash, securities or other property to customers pursuant to customary custody arrangements. The Guaranty Period will end (subject to provision of further notice by JPMorgan Chase posted on its website at least three days prior to the end of the Guaranty Period), no sooner than the earliest to occur of (i) the date that is 120 days following the failure of the Company's stockholders to approve and adopt the Merger Agreement at a meeting of the Company's stockholders convened for that purpose, (ii) the date that is 120 days following closing of the Merger and (iii) the date of termination of the Merger Agreement.

      The foregoing description of the Guaranty does not purport to be complete and is qualified in its entirety by reference to the Guaranty, which is filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 24, 2008.

      Guarantee and Collateral Agreement

      On March 24, 2008, JPMorgan Chase, in connection with the amendment to the Merger Agreement and the Guaranty, entered into a guarantee and collateral agreement (the "Guarantee and Collateral Agreement") with the Company and certain of its subsidiaries (collectively, the "Collateral Parties") pursuant to which the Collateral Parties agreed to guarantee the obligations of each of them to repay to JPMorgan Chase (1) any loans or other advances of credit by JPMorgan Chase and its affiliates to the Company and its affiliates and (2) any amounts paid by JPMorgan Chase to creditors of the Company and its affiliates under the Guaranty and the Fed Guarantee (as defined below). Each of the Collateral Parties secured their guarantee by granting a lien on substantially all of their respective assets, subject to certain carve-outs.

      The foregoing description of the Guarantee and Collateral Agreement does not purport to be complete and is qualified in its entirety by reference to the Guarantee and Collateral Agreement, which is filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 28, 2008.

      Fed Guaranty Agreement

      On March 24, 2008, JPMorgan Chase, in connection with the amendment to the Merger Agreement, entered into a guarantee in favor of the New York Fed (the "Fed Guarantee"), pursuant to which JPMorgan Chase guaranteed certain obligations of the Company and certain of its affiliates to the New York Fed. Such guarantee will apply with respect to transactions entered into prior to the termination of the Merger Agreement and may be terminated by JPMorgan Chase with respect to transactions thereafter.

      The foregoing description of the Fed Guaranty does not purport to be complete and is qualified in its entirety by reference to the Fed Guarantee, which is filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 24, 2008.

      ACCOUNTING IMPLICATIONS

      Based on the activities discussed above, the following accounting impacts on the Condensed Consolidated Financial Statements have occurred or are expected to occur for periods ending after March 10, 2008:

      Municipal Securities

      The Company acts as placement agent and as liquidity provider under a municipal tender option bond program as described in Note 14, "Guarantees" in Notes to the Condensed Consolidated Financial Statements of the Company. Under the program, the Company has created a series of municipal securities trusts which purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. The trust certificates entitle the holder to tender such certificates at the option of the holder on a periodic basis. Subsequent to March 10, 2008, holders of all the Class A trust certificates had tendered such certificates to the Company, resulting in the Company owning 100% of the trusts and consolidation of the trusts. As a result, the Company recognized losses of approximately $200 million in the second quarter of 2008.

                         THE BEAR STEARNS COMPANIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Deferred Tax Asset

      As of February 29, 2008, the Company had approximately $1.5 billion in net deferred tax assets (approximately $1.3 billion was associated with its stock-based compensation plans). In accordance with SFAS No. 109, the gross deferred tax assets of $1.7 billion will be evaluated for future realization and be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management will be required to make certain estimates and assumptions in order to assess the realizability of the deferred tax assets. Further full realization of the deferred tax asset for stock-based compensation requires the shares for RSUs and CAP units to be distributed at a price equaling or exceeding the fair value at the grant date. The provisions of SFAS No. 123 (R), however, do not allow a valuation allowance to be recorded based on the current fair value of the Company's shares. Accordingly, given the activities discussed above, the Company believes it is likely that a significant portion of this deferred tax asset will not be realized in the future.

      Goodwill and Intangibles

      As of February 29, 2008, the Company had goodwill and intangible assets. Based on the proposed merger agreement, the Company believes an impairment loss for the $88 million is probable, and would be recorded in the second quarter of 2008.

      Since the liquidity crisis and the announcement of the merger, the Company has experienced substantial deterioration of its earnings capacity. The closing of the merger is expected to occur by June 30, 2008. The Company believes that the termination of the JPMorgan Chase guaranties prior to consummation of the merger or the parties' failure to consummate the merger could seriously jeopardize the Company's financial viability. In addition, absent the Guaranty, the Company could face the increased risk of rapid loss of customers and counterparties. The lack of liquidity and the loss of customers and counterparties would materially adversely affect the Company's financial stability and its viability as a going concern. Accordingly, the Company could be forced to file for bankruptcy protection and need to liquidate. The accompanying Condensed Consolidated Financial Statements do not reflect any adjustments that might result if the Company were unable to continue as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Bear Stearns Companies Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of The Bear Stearns Companies Inc. and subsidiaries (the "Company") as of February 29, 2008, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended February 29, 2008 and February 28, 2007. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 17 to the condensed consolidated interim financial statements and Note 23 to the annual consolidated financial statements for the year ended November 30, 2007 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Notes 1, 17 and 23 to the respective consolidated financial statements.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective December 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2007, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 28, 2008 (April 11, 2008 as to Note 23), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
April 14, 2008

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Bear Stearns Companies Inc. (the "Company" or the "Firm") is a holding company that, through its broker-dealer and international bank subsidiaries, principally Bear, Stearns & Co. Inc. ("Bear Stearns"), Bear, Stearns Securities Corp. ("BSSC"), Bear, Stearns International Limited ("BSIL") and Bear Stearns Bank plc ("BSB"), is a leading investment banking, securities and derivatives trading, clearance and brokerage firm serving corporations, governments, institutional and individual investors worldwide. BSSC, a subsidiary of Bear Stearns, provides professional and correspondent clearing services in addition to clearing and settling customer transactions and certain proprietary transactions of the Company. The Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited; Bear Stearns Bank & Trust Company ("BSBTC") (formerly Custodial Trust Company); Bear Stearns Financial Products Inc.; Bear Stearns Capital Markets Inc.; Bear Stearns Credit Products Inc.; Bear Stearns Forex Inc. ("BS Forex"); EMC Mortgage Corporation; Bear Stearns Commercial Mortgage, Inc.; Bear Stearns Investment Products Inc.; and Bear Energy L.P. The Company is primarily engaged in business as a securities broker-dealer operating in three principal segments:
Capital Markets, Global Clearing Services and Wealth Management. As used in this report, the "Company" refers (unless the context requires otherwise) to The Bear Stearns Companies Inc. and its subsidiaries. Unless specifically noted otherwise, all references to the three months of 2008 and 2007 refer to the three months ended February 29, 2008 and February 28, 2007, respectively, and all references to quarters are to the Company's fiscal quarters.

For a description of the Company's business, including its trading in cash instruments and derivative products, its underwriting and trading policies, and their respective risks, and the Company's risk management policies and procedures, see the Company's Current Report on Form 8-K filed on April 11, 2008 (the "Form 8-K").

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in the Form 8-K.

RECENT DEVELOPMENTS

The Company experienced a significant liquidity crisis during the end of the week of March 10, 2008 that seriously jeopardized its financial viability. On March 16, 2008, the Company and JPMorgan Chase & Co. ("JPMorgan Chase") entered into an agreement and plan of merger, and on March 24, 2008, entered into an amendment to the agreement and plan of merger (as amended the "Merger Agreement"). The liquidity crisis and the transaction documents are described in detail in Note 17, "Subsequent Events," in the Notes to Condensed Consolidated Financial Statements. As a result of the liquidity crisis and the events that followed, the Company's earnings capacity has declined significantly. While the decline in the business outlook has occurred overwhelmingly since the end of the week of March 10, 2008, the information to follow will compare balances and activity as of March 24, 2008 with that as of and for the period ended February 29, 2008. A substantial number of prime brokerage clients have moved accounts to other clearing brokers. Customer margin balances were $66 billion at March 24, 2008, down 23% from $86 billion at February 29, 2008. Customer shorts at March 24, 2008 were $66 billion, down from $88 billion at February 29, 2008. Institutional equity and fixed income commission and sales activity has declined precipitously to well less than 50% of activity levels in the first quarter of 2008. Assets under management for the Company have declined to approximately $36 billion at March 24, 2008, down 8% from $39 billion at February 29, 2008. The extremely challenging market environment and the unique issues associated with the operating environment of the Company have adversely affected the Company's day-to-day business operations. As a result, the franchise has experienced substantial deterioration of its earnings capacity.

At the time of the anticipated merger with JPMorgan Chase (which is expected to occur by June 30, 2008), the merger will be accounted for by JPMorgan Chase as a "purchase" for accounting and financial reporting purposes, as that term is used under accounting principles generally accepted in the United States. Under purchase accounting, there may be adjustments as of the closing date. Our financial statements as of and for the period ended February 29, 2008 do not reflect these adjustments. Such adjustments will reflect the effect on inventory valuations of market disruptions and the liquidity crisis encountered by the Company subsequent to February 29, 2008, merger integration costs and restructuring actions that may be necessary as a result of the merger, or costs likely to be incurred by the Company to delever its balance sheet prior to the closing of the merger.

Note 17, "Subsequent Events," in the Notes to Condensed Consolidated Financial Statements also provides the current status of the Company's funding (in particular, the Company's reliance on JPMorgan Chase and the Federal Reserve Bank of New

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


York). Such arrangements have changed substantially from the funding plan as disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity, Funding and Capital."

Beginning March 17, 2008, various stockholders of the Company filed several purported class action lawsuits against the Company, its board of directors and certain of the Company's present and former executive officers, alleging, among other things, that the individual defendants breached their fiduciary duties and obligations to the Company's stockholders by agreeing to the proposed merger. In each of these actions, plaintiffs seek, among other things, to enjoin the proposed merger and enjoin JPMorgan Chase from voting the 95 million shares acquired pursuant to the share exchange agreement. Additionally, on April 10, 2008, an amended complaint was filed in a previously-filed shareholder derivative suit naming the Company's directors and certain present and former executive officers. This amended complaint seeks, among other things, a declaration that the Merger Agreement is unlawful, unenforceable, and seeks to enjoin the merger. In addition, following the announcement of the merger, various Bear Stearns stockholders filed purported class action lawsuits against Bear Stearns, members of Bear Stearns' executive committee and certain of Bear Stearns' present and former executive officers. Two of the complaints allege violations of the federal securities laws; several other complaints allege violations of the Employee Retirement Income Security Act. In these cases, plaintiffs seek, among other things, an unspecified amount of compensatory damages and attorneys fees. The Company and its directors each plan to defend themselves against the claims made in these lawsuits, which the Company believes to be without merit. Although the Company is unable at this time to determine the ultimate outcome of these lawsuits, injunctive relief or an adverse determination could affect the Company's ability to complete the merger.

The Company believes that the termination of the JPMorgan Chase guaranties prior to the consummation of the merger or the parties failure to consummate the merger could seriously jeopardize the Company's financial viability. In addition, absent the Guaranty (as defined in Note 17), the Company could face the increased risk of rapid loss of customers and counterparties. The lack of liquidity and the loss of customers and counterparties would materially and adversely affect the Company's financial stability and its viability as a going concern. Accordingly, the Company could be forced to file for bankruptcy protection and need to liquidate.

CERTAIN FACTORS AFFECTING RESULTS OF OPERATIONS

The Company's principal business activities--investment banking, securities and derivatives sales and trading, clearance, brokerage and asset management--are, by their nature, highly competitive and subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the effect of many factors, including, but not limited to, general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, liquidity of global markets, international and regional political conditions, regulatory and legislative developments, monetary and fiscal policy, investor sentiment, availability and cost of capital, technological changes and events, outcome of legal proceedings, changes in currency values, inflation, credit ratings and the size, volume and timing of transactions.

In addition, the Company's net income and revenues will be adversely impacted in the event JP Morgan Chase terminates its operating guaranty in respect of certain trading and other obligations of the Company and certain of the Company's subsidiaries or its guaranty to the Federal Reserve Bank of New York of the Company's borrowings from the Federal Reserve Bank of New York at the Prime Dealer Discount Window.

These and other factors can affect the Company's volume of new securities issuances, mergers and acquisitions and business restructurings; the stability and liquidity of securities and futures markets; and the ability of issuers, other securities firms and counterparties to perform on their obligations. A decrease in the volume of new securities issuances, mergers and acquisitions or restructurings generally results in lower revenues from investment banking and, to a lesser extent, reduced principal transactions. A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions, and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts. In periods of reduced sales and trading or investment banking activity, profitability may be adversely affected because certain expenses remain relatively fixed. The Company's securities trading, derivatives, arbitrage, market-making, specialist, leveraged lending, leveraged buyout and underwriting activities are conducted by it on a principal basis and expose the Company to significant risk of loss. Such risks include market, counterparty credit and liquidity risks. For a further discussion of these risks and how the Company seeks to manage risks, see the "Risk Factors," "Risk Management" and "Liquidity Funding and Capital" sections of the Form 8-K and the "Liquidity, Funding and Capital" and "Risk Factors" sections in this Quarterly Report on Form 10-Q.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements other than historical information or statements of current condition and may relate to management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. As a global investment bank, there are a variety of factors, many of which are beyond the Company's control, which affect the Company's operations, performance, business strategy and results and could cause actual results to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiations taken by competitors, general economic conditions, the effects of current, pending, and future legislation, regulation and regulatory actions, the ability to obtain governmental and self-regulatory organization approvals of the merger with JPMorgan Chase on the proposed terms and schedule and any changes to regulatory agencies' outlook on, responses to and actions and commitments taken in connection with the merger with JPMorgan Chase and the agreements and arrangements related thereto and other risks and uncertainties disclosed in this report, including those described in Part 1, Item 1A. Risk Factors of the Form 10-K, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such forward-looking statement is based.

EXECUTIVE OVERVIEW

Summary of Results - Quarter Ended February 29, 2008 Compared with Quarter Ended February 28, 2007

The continuation of the global liquidity crisis coupled with a further repricing of credit risk created a difficult operating environment during the Company's quarter ended February 29, 2008. Weakness in the Company's fixed income, investment banking and asset management businesses more than offset a record quarter for the Company's institutional equities and strong results for the Private Client Services ("PCS") business. The Company's revenues, net of interest expense ("net revenues") for the three months ended February 29, 2008 decreased 40% to $1.48 billion from $2.48 billion for the three months ended February 28, 2007, while pre-tax earnings decreased 82% during the same period. Pre-tax profit margins for the 2008 quarter decreased to 10.3% when compared with 33.7% in the 2007 quarter. Annualized return on average common equity was 4.2% for the quarter ended February 29, 2008 compared with 18.3% in the 2007 quarter.

Capital Markets net revenues for the 2008 quarter decreased compared with the 2007 quarter due to decreased net revenues from fixed income and investment banking, partially offset by record net revenues from institutional equities.

Fixed income net revenues decreased significantly in the 2008 quarter from the 2007 quarter, due to extremely challenging U.S. mortgage and credit markets. The Company recognized approximately $0.6 billion in net inventory markdowns during the 2008 quarter primarily related to losses experienced in the mortgage-related and leveraged finance areas. Mortgage revenues for the 2008 quarter reflected inventory markdowns in both Alt-A and commercial mortgage-backed securities. In addition, the large supply of pending leverage finance activity, together with investor concerns, served to reduce liquidity and price in the leverage finance market during the 2008 quarter. Credit and distressed trading revenues also decreased significantly in the 2008 quarter, as credit spreads widened dramatically as investors were concerned with the higher probability of corporate defaults. Interest rate derivatives and foreign exchange revenues increased during the 2008 quarter, reflecting favorable market conditions and increased customer volumes.

Institutional equities net revenues increased to record levels in the 2008 quarter from the 2007 quarter. Revenues from our international equity sales and trading increased, reflecting continued strength in both European and Asian equities. Additionally, revenues from domestic equity sales rose due to higher average trading volumes on the New York Stock Exchange ("NYSE"). In addition, structured equity net revenues increased during the 2008 quarter compared with the 2007 quarter principally reflecting gains on the Company's structured notes portfolio. Energy related revenues also increased in the

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2008 quarter compared with the 2007 quarter, principally reflecting revenues generated from the Williams transaction and certain proprietary trading gains.

Investment banking net revenues decreased in the 2008 quarter compared with the 2007 quarter, reflecting less favorable market conditions for equity and fixed income underwriting. Equity underwriting revenues decreased in the 2008 quarter compared with the 2007 quarter on lower volumes of equity follow-on offerings and convertible new issue activity. Fixed income underwriting revenues decreased in the 2008 quarter compared with the 2007 quarter as a result of decreased revenues from high yield and high grade underwriting revenues. Mergers and acquisitions ("M&A") and advisory revenues also decreased during the 2008 quarter compared with the 2007 quarter due to more challenging market conditions. Merchant banking revenues decreased, reflecting lower gains on the Company's portfolio of investments in the 2008 quarter compared with the 2007 quarter.

Global Clearing Services net revenues decreased in the 2008 quarter compared with the 2007 quarter due to lower net interest revenues, partially offset by increased commission revenues. Average prime broker margin debt increased while average customer short balances decreased during the 2008 quarter compared with the 2007 quarter.

Wealth Management net revenues decreased during the 2008 quarter driven by a decrease in asset management net revenues, partially offset by an increase in PCS net revenues. Asset management revenues decreased for the 2008 quarter compared with the 2007 quarter primarily due to lower performance fees due to challenging market conditions. PCS revenues increased on growth in fee-based assets.

From a geographical perspective, net revenues from our international activities increased by 50% to $671 million in the 2008 quarter from $448 million in the 2007 quarter. Net revenues from international activities represented 45% of total net revenues in the 2008 quarter compared with 18% in the 2007 quarter.

Business Environment

Fiscal 2008 Quarter

The business environment during the Company's first fiscal quarter ended February 29, 2008 was characterized by a global credit crisis resulting primarily from concerns about sub-prime mortgages which created extremely difficult market conditions. These conditions resulted in greater volatility, less liquidity, widening credit spreads, a lack of price transparency, and a flight to quality. The Federal Reserve Board (the "Fed") met five times (two scheduled meetings and three unscheduled meetings) during the February 2008 quarter. The Fed lowered the federal funds rate by 150 basis points to 3.00% during the 2008 quarter, citing slowing economic growth and deterioration in the financial markets.

Each of the major U.S. equity indices decreased during the 2008 quarter. The Standard & Poor's 500 Index ("S&P 500"), the Dow Jones Industrial Average ("DJIA"), and the National Association of Securities Dealers Automated Quotations ("NASDAQ") Composite Index ("NASDAQ Composite Index") decreased 10.2%, 8.3% and 13.2%, respectively, during the 2008 quarter. Average daily trading volume on the NYSE and the NASDAQ increased 4.5% and 4.8%, respectively in the 2008 quarter, compared to the 2007 quarter. Industry-wide U.S.-announced M&A volumes decreased 37.8% while industry-wide U.S.-completed M&A volumes decreased 83.5% compared to the 2007 quarter. Total equity issuance volumes decreased 18.4% while initial public offering ("IPO") volumes decreased 73.4% compared to the 2007 quarter.

Fixed income activity continued to be adversely affected by the global credit crisis and significantly weaker U.S. mortgage markets during the 2008 quarter. Long-term interest rates, as measured by the 10-year Treasury bond, decreased during the 2008 quarter. The 10-year Treasury bond yield was 3.51% at the end of the 2008 quarter, down from 3.94% at the beginning of the quarter. Overall U.S. mortgage-backed securities new issue volume decreased 72.5% during the 2008 quarter compared with the results achieved in the 2007 quarter. Agency collateralized mortgage obligation ("CMO") security volumes decreased approximately 9.9% industry-wide during the 2008 quarter from the levels reached in the 2007 quarter, while non-agency mortgage-backed origination volumes decreased approximately 90.0% industry-wide compared to the 2007 quarter.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fiscal 2007 Quarter

The business environment during the Company's first quarter ended February 28, 2007 was generally favorable due to a combination of factors including low unemployment, low corporate interest rates, and strong consumer confidence. The unemployment rate dropped to 4.5% at the end of February 2007, reflecting a strong labor market. Additionally, the price of oil decreased from approximately $63 a barrel at the beginning of the quarter and closed the quarter at approximately $62 on February 28, 2007. The Fed met twice during the 2007 quarter, leaving the federal funds rate unchanged at 5.25%, citing cooling of the housing market and moderate economic expansion.

Each of the major U.S. equity indices increased during the 2007 quarter. The S&P 500, the DJIA, and the NASDAQ Composite Index increased 9.9%, 11.6% and 5.9%, respectively, during the 2007 quarter. Average daily trading volume on the NYSE decreased 7.7% while average daily trading volume on the NASDAQ increased 13.6% in the 2007 quarter, compared to the 2006 quarter. Industry-wide U.S.-announced M&A volumes increased 196.2% while industry-wide U.S.-completed M&A volumes increased 22.4% compared to the first quarter of 2006. Total equity issuance volumes increased 9.2% while IPO volumes increased 27.1% compared to the 2006 quarter.

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

RESULTS OF OPERATIONS

Firmwide Results

The following table sets forth an overview of the Company's financial results:


                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
(in millions, except per share amounts, pre-
tax profit margin and return on average                                       February 29,        February 28,                %
common equity)                                                                    2008                2007                (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Revenues, net of interest expense                                             $      1,479        $      2,482                 (40%)
Income before provision for income taxes                                      $        153        $        835                 (82%)
Net income                                                                    $        115        $        554                 (79%)
Diluted earnings per share                                                    $       0.86        $       3.82                 (77%)
Pre-tax profit margin                                                                10.3%               33.7%
Return on average common equity (annualized)                                          4.2%               18.3%
------------------------------------------------------------------------------------------------------------------------------------

The results for the three months ended February 29, 2008 includes approximately $0.6 billion in net inventory markdowns during the 2008 quarter primarily related to losses experienced in the mortgage-related and leveraged finance areas, as a result of extremely challenging market conditions.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's commission revenues by reporting category were as follows:

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,
(in millions)                                                                     2008                2007               % Increase
------------------------------------------------------------------------------------------------------------------------------------
Institutional                                                                 $        232        $        193                   20%
Clearance                                                                               63                  54                   17%
Retail                                                                                  35                  34                    3%
------------------------------------------------------------------------------------------------------------------------------------
Total commissions                                                             $        330        $        281                   17%
====================================================================================================================================


Institutional commissions increased 20% to $232 million for the 2008 quarter from $193 million for the comparable prior year quarter due to higher average trading volumes on both the NASDAQ and the NYSE. Clearance commissions increased 17% to $63 million for the 2008 quarter from $54 million for the comparable prior year quarter due to higher average trading volumes from prime broker clients. Retail commissions were $35 million in the 2008 quarter, up from $34 million in the 2007 quarter due to higher average trading volumes.

The Company's principal transactions revenues by reporting category were as follows:

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,            % Increase
(in millions)                                                                     2008                2007                (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Fixed income                                                                  $       (117)       $        970                  nm
Equities                                                                               632                 372                  70%
------------------------------------------------------------------------------------------------------------------------------------
Total principal transactions                                                  $        515        $      1,342                 (62%)
====================================================================================================================================


nm - not meaningful

Fixed income revenues decreased to a loss of $117 million for the 2008 quarter from $970 million for the 2007 quarter, primarily reflecting a decrease in revenues in the mortgage-backed securities, leveraged finance, credit trading, and distressed trading areas. Revenues from the Company's mortgage-backed securities and leveraged finance areas decreased significantly as a result of inventory markdowns, partially offset by gains on various derivative hedges. Revenues from the Company's credit and distressed trading decreased on significant widening of corporate credit spreads. Revenues derived from equities activities increased 70% to $632 million during the 2008 quarter from $372 million in the 2007 quarter primarily due to an increase in institutional equity sales and trading, structured equity products, and energy-related revenues.

The Company's investment banking revenues by reporting category were as follows:

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,                %
(in millions)                                                                     2008                2007                (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Underwriting                                                                  $         72        $        155                 (54%)
Advisory and other fees                                                                144                 161                 (11%)
Merchant banking                                                                        14                  34                 (59%)
------------------------------------------------------------------------------------------------------------------------------------
Total investment banking                                                      $        230        $        350                 (34%)
====================================================================================================================================


Equity, high yield and high grade underwriting revenues decreased for the 2008 quarter due to lower volumes, reflecting a more difficult capital markets environment. Advisory and other fees decreased on lower levels of M&A fees, partially offset by higher mortgage servicing fees. Merchant banking revenues decreased in the 2008 quarter compared with the 2007 quarter, reflecting lower gains on the Company's portfolio of investments and lower performance fees on managed merchant banking funds.

Net interest revenues (interest and dividends revenue less interest expense) decreased 27% to $250 million for the 2008 quarter from $341 million for the 2007 quarter. The decrease in net interest revenues was primarily attributable to lower average customer short balances.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Asset management and other income revenues decreased 8% to $154 million for the 2008 quarter from $168 million for the 2007 quarter reflecting lower performance fees and management fees on lower levels of traditional and alternative assets under management. This decrease was partially offset by increased PCS net revenues resulting from higher levels of fee-based assets.

Non-Interest Expenses

The Company's non-interest expenses were as follows:

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,          % Increase
(in millions)                                                                     2008                2007               (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits                                            $        754        $      1,204                 (37%)
Floor brokerage, exchange and clearance fees                                            79                  56                  41%
Communications and technology                                                          154                 128                  20%
Occupancy                                                                               73                  57                  28%
Advertising and market development                                                      40                  37                   8%
Professional fees                                                                      100                  72                  39%
Other expenses                                                                         126                  93                  35%
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                                   $      1,326        $      1,647                 (19%)
====================================================================================================================================


Employee compensation and benefits includes the cost of salaries, benefits and incentive compensation, including Capital Accumulation Plan ("CAP Plan") units, restricted stock units and option awards. Employee compensation and benefits decreased 37% to $754 million for the 2008 quarter from $1.20 billion for the 2007 quarter, primarily due to lower compensation associated with the decrease in net revenues and headcount. Employee compensation and benefits as a percentage of net revenues increased to 51.0% for the 2008 quarter from 48.5% for the 2007 quarter. Full-time employees decreased to 13,834 at February 29, 2008 from 14,409 at February 28, 2007.

Non-compensation expenses increased 29% to $572 million for the 2008 quarter from $443 million for the 2007 quarter. Non-compensation expenses as a percentage of net revenues increased to 38.7% for the 2008 quarter compared with 17.8% for the 2007 quarter. Floor brokerage, exchange and clearance fees increased 41% to $79 million in the 2008 quarter from $56 million in the 2007 quarter, due to increased volumes and clearing house charges attributable to international growth of the Company. Communications and technology costs increased 20% to $154 million 2008 quarter from $128 million in the 2007 quarter, reflecting higher voice and market data-related costs as well as higher information technology consulting expenses. Occupancy costs increased 28% to $73 million in the 2008 quarter from $57 million in the 2007 quarter, reflecting additional office space requirements and higher leasing costs associated with the Company's headquarters building at 383 Madison Avenue and other office locations in New York City, as well as several international locations, reflecting the Company's growth globally. Advertising and market development costs increased 8% to $40 million for the 2008 quarter from $37 million from the 2007 quarter, due to higher levels of client and deal related expenses. Professional fees increased 39% to $100 million for the 2008 quarter from $72 million in the 2007 quarter, due to higher levels of non-information technology consulting fees and legal bills. Other expenses increased 35% to $126 million in the 2008 quarter from $93 million in the 2007 quarter, primarily due to increased litigation costs associated with the Bear Stearns Asset Management ("BSAM")-managed high-grade funds. CAP Plan related costs decreased 60% to $17 million for the 2008 quarter from $42 million in the 2007 quarter, reflecting the lower level of earnings. Pre-tax profit margin was 10.3% for the 2008 quarter versus 33.7% for the 2007 quarter.

The Company's effective tax rate decreased to 25.0% for the 2008 quarter from 33.7% for the 2007 quarter reflecting the significant decline in pre-tax earnings and relatively fixed level of tax preference items.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Segments

The remainder of "Results of Operations" is presented on a business segment basis. The Company's three business segments--Capital Markets, Global Clearing Services and Wealth Management--are analyzed separately due to the distinct nature of the products they provide and the clients they serve. Certain Capital Markets products are distributed by the Wealth Management and Global Clearing Services distribution networks, with the related revenues of such intersegment services allocated to the respective segments. See Note 15, "Segment Data" in the Notes to Condensed Consolidated Financial Statements for complete segment information.

Capital Markets

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,           % Increase
(in millions)                                                                     2008                2007               (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Net revenues

Institutional equities                                                        $        811        $        513                  58%
Fixed income                                                                            66               1,149                 (94%)
Investment banking                                                                     159                 303                 (48%)
------------------------------------------------------------------------------------------------------------------------------------
Total net revenues                                                            $      1,036        $      1,965                 (47%)
Pre-tax income                                                                $        171        $        736                 (77%)
------------------------------------------------------------------------------------------------------------------------------------


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

Net revenues for Capital Markets decreased 47% to $1.04 billion for the 2008 quarter compared with $1.97 billion for the 2007 quarter.

Institutional equities net revenues for the 2008 quarter increased 58% to $811 million from $513 million for the comparable prior year quarter. International equity sales and trading revenues increased, representing continued strength in our European and Asian equities. Domestic equity sales revenues also increased on higher average trading volumes on the NYSE. Additionally, structured equity products net revenues increased approximately $227 million in the 2008 quarter from the 2007 quarter primarily reflecting gains from the Company's structured notes portfolio. The Company's energy-related revenues also increased, primarily reflecting revenues from the Williams transaction and certain proprietary gains.

Fixed income net revenues decreased 94% to $66 million for the 2008 quarter from $1.15 billion for the 2007 quarter. The Company recognized approximately $0.6 billion in net inventory markdowns during the 2008 quarter related to losses in the mortgage-related and leveraged finance areas. The exceptionally weak capital markets conditions experienced in the residential mortgage markets served to decrease origination volumes in the 2008 quarter compared with the 2007 quarter. The inability to securitize and distribute mortgage assets served to exacerbate the impact of inventory markdowns on mortgage revenues. Additionally, the large supply of pending leveraged finance activity, together with investor concerns served to dramatically reduce liquidity and pricing in the leveraged finance market. Distressed trading and credit trading revenues also decreased, as credit spreads widened during the 2008 quarter. Partially offsetting these decreases were record revenues from interest rates products, as higher volatility increased customer activity compared with the 2007 quarter.

Investment banking revenues decreased 48% to $159 million for the 2008 quarter from $303 million for the 2007 quarter. Underwriting revenues decreased 56% to $77 million for the 2008 quarter from $176 million for the 2007 quarter. Equity

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


underwriting revenues decreased, reflecting lower volumes of equity follow-on and convertible new issue offerings. Additionally, high yield and high grade underwriting revenues decreased, reflecting challenging market conditions. Advisory and other fees for the 2008 quarter decreased 27% to $68 million from $93 million for the prior year quarter reflecting decreased M&A fees due to a decrease in customer activity. Merchant banking revenues decreased 59% to $14 million in the 2008 quarter from $34 million during the 2007 quarter, reflecting lower gains in the Company's portfolio of investments compared to the prior year quarter.

Global Clearing Services

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,                %
(in millions)                                                                     2008                2007                (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                                  $        253        $        276                 (8%)
Pre-tax income                                                                $         86        $        113                (24%)
------------------------------------------------------------------------------------------------------------------------------------


The Global Clearing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients worldwide. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business. At February 29, 2008 and February 28, 2007, the Company held approximately $274 billion and $298 billion, respectively, in equity in Global Clearing Services client accounts.

Net revenues for Global Clearing Services decreased 8% to $253 million for the 2008 quarter from $276 million in the 2007 quarter. Net interest revenues decreased 15% to $180 million for the 2008 quarter from $212 million for the 2007 quarter, primarily reflecting decreased average customer short balances. Commissions and other revenues increased 14% to $73 million for the 2008 quarter from $64 million for the 2007 quarter reflecting higher trading volumes from both prime brokerage and fully-disclosed clients. Pre-tax income decreased 24% to $86 million for the 2008 quarter from $113 million for the 2007 quarter. Pre-tax profit margin was 34.0% for the 2008 quarter compared with 40.9% for the 2007 quarter.

The following table presents the Company's interest-bearing balances for the fiscal periods ended:

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                                                  February 29,         February 28,
(in billions)                                                                                         2008                 2007
------------------------------------------------------------------------------------------------------------------------------------
Margin debt balances, average for period                                                          $       84.0          $       81.3
Margin debt balances, at period end                                                                       85.5                  86.6
Customer short balances, average for period                                                               86.1                  94.0
Customer short balances, at period end                                                                    88.0                  95.1
Securities borrowed, average for period                                                                   64.5                  59.9
Securities borrowed, at period end                                                                        70.8                  59.4
Free credit balances, average for period                                                                  37.3                  33.8
Free credit balances, at period end                                                                       43.2                  37.1
Equity held in client accounts, at period end                                                            274.1                 298.0
------------------------------------------------------------------------------------------------------------------------------------

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Wealth Management

                                                                                               Three Months Ended
                                                                              ------------------------------------------------------
                                                                              February 29,        February 28,            % Increase
(in millions)                                                                     2008                2007                (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Private client services revenues                                              $        183        $        166                  10%
Revenue transferred to Capital Markets segment                                         (22)                (30)                (27%)
------------------------------------------------------------------------------------------------------------------------------------
      Private client services net revenues                                             161                 136                  18%
      Asset management                                                                  39                 119                 (67%)
------------------------------------------------------------------------------------------------------------------------------------
Total net revenues                                                            $        200        $        255                 (22%)
Pre-tax income                                                                $        (42)       $         44                  nm
------------------------------------------------------------------------------------------------------------------------------------

nm - not meaningful

The Wealth Management segment is composed of the PCS and asset management areas. PCS provides high-net-worth individuals with an institutional level of investment service, including access to the Company's resources and professionals. At February 29, 2008, PCS had approximately 500 account executives in its principal office, six regional offices and two international offices. Asset management manages equity, fixed income and alternative assets for corporate pension plans, public systems, endowments, foundations, multi-employer plans, insurance companies, corporations, families and high-net-worth individuals in the United States and abroad.

Net revenues for Wealth Management decreased 22% in the 2008 quarter to $200 million from $255 million for the 2007 quarter. Asset management revenues decreased 67% to $39 million for the 2008 quarter compared to $119 million for the 2007 quarter, primarily due to lower performance fees, reflecting declines in alternative investment fund performances and proprietary investments, as a result of the difficult market environment. Management fees also declined due to lower assets under management. PCS net revenues increased 18% to $161 million for the 2008 quarter from $136 million for the 2007 quarter, reflecting higher levels of fee-based income and commissions.

Total assets under management were $39.3 billion at February 29, 2008, reflecting a 27% decrease from $54.1 billion in assets under management at February 28, 2007. The decrease in assets under management reflects $8.8 billion transfer of assets related to the spin-off of O'Shaughnessy Asset Management. Assets under management at February 29, 2008 include $7.6 billion of assets from alternative investment products, a decrease from $8.7 billion at February 28, 2007.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY, FUNDING AND CAPITAL

Recent Developments

On February 29, 2008, the Company had available liquidity at the parent company equal to $17.3 billion. However, over the course of the week of March 10, market speculation was that Bear Stearns was experiencing a serious liquidity problem. On the evening of March 10, 2008, the Company issued a press release denying the market rumors. On Wednesday, March 12, 2008, the Company disclosed that its liquidity position was largely unchanged since the beginning of the year as contrasted with the unsubstantiated market rumor and speculation. During the course of the day on March 12, 2008, however, an increased volume of customers expressed a desire to withdraw funds from and certain counterparties expressed increased concern regarding maintaining their ordinary course exposure to Bear Stearns. Over the course of the day on March 13, 2008, an unusually high number of customers withdrew funds and a significant number of counterparties and lenders were unwilling to make secured financing available on customary terms, which resulted in a sharp deterioration in the Company's liquidity position. As of the evening of March 13, 2008, available liquidity declined materially and expected funding requirements on March 14, 2008 were significantly in excess of available liquidity. The inability to borrow against high quality collateral and rapid withdrawal of customer funds contributed to the liquidity issues. On the morning of March 14, 2008, the Company issued a press release announcing that it had obtained a secured lending facility from JPMorgan Chase and that it was discussing permanent financing and other alternatives with JPMorgan Chase. Despite this announcement, throughout the day on March 14, 2008, customers continued to withdraw funds at an increasing rate and counterparties continued to seek to reduce their exposure to the Company also at an increasing rate. On the evening of March 14, 2008, the Company was informed that the secured lending facility that had been entered into earlier that day would not be available on March 17, 2008. On March 16, 2008, the Company and JPMorgan Chase entered into the agreement and plan of merger. JPMorgan Chase issued the Guaranty (as defined in Note 17) of the Company's trading and certain other obligations.

Despite the financial support from the merger agreement and the Guaranty, the Company's liquidity position continued to deteriorate, customers continued to withdraw funds and funding (other than from JPMorgan Chase and the New York Fed) was not available. As of March 21, 2007, management estimated that Bear Stearns had little to no available liquidity. On March 24, 2008, the Company and JPMorgan Chase entered into the amendment to the agreement and plan of merger, the share exchange agreement and certain other ancillary transaction documents and JPMorgan Chase issued the guaranty to the New York Fed and the amended and restated operating guaranty, which clarified and enhanced the terms of the guaranty.

The closing of the merger is expected to occur by the end of the calendar second quarter 2008. The Company believes that the termination of the Guaranty prior to closing of the merger or the parties' failure to close the merger could seriously jeopardize its financial viability. In addition, absent the Guaranty, the Company could face the increased risk of rapid loss of customers and counterparties. The lack of liquidity and the loss of customers and counterparties would materially and adversely affect the Company's financial stability and its viability as a going concern. Accordingly, the Company could be forced to file for bankruptcy protection and need to liquidate. See Note 17, "Subsequent Events," of Notes to Condensed Consolidated Financial Statements.

General

The discussion below reflects data as of February 29, 2008 and the qualitative process that was employed in the management of funding and liquidity risk. Prior to February 29, 2008 and during prior periods, the liquidity risk and funding framework was predicated on access to secured funding versus fixed income and equities securities as collateral.

Liquidity Risk Management

The Global Finance Committee, in consultation with the Chief Financial Officer, has established a funding framework for the Firm. A fundamental premise of the liquidity risk management framework is that the Firm is not reliant upon nor does it contemplate forced balance sheet reduction to endure a period of constrained funding availability. The Company's liquidity risk management framework is centered on the following concepts and metrics:

      o Unencumbered Collateral - The Company monitors the market value and borrowing value of unencumbered, unhypothecated financial instruments owned by the Company. These assets may be monetized to generate liquidity for the repayment of debt obligations or meet other cash outflows as required. Given that the unencumbered collateral is held in both regulated and unregulated subsidiaries, there may be limitations on availability of this liquidity to the Parent Company.

      o Liquidity Ratio - The ratio of cash plus the borrowing value of unencumbered collateral in relation to total unsecured debt maturing over the next twelve months. The firm strives to maintain this ratio at 110% or greater.

      o Excess Liquidity - The Company maintains cash and cash equivalents to meet a broad array of potential cash outflows in a stressed liquidity environment. This excess liquidity is maintained at the Parent Company to ensure ready availability to meet cash outflows as needed.

      o Net Cash Capital - The measurement of cash capital sources (i.e., equity plus long-term debt maturing in more than 12 months) relative to cash capital requirements. The Company strives to maintain positive net cash capital of $2.0 billion or more. The cash capital framework is discussed in more detail below.

Unencumbered Collateral and Liquidity Ratio

The Company's liquidity ratio is calculated using advance rates that are considered readily available, reflecting what can be reliably realized in a stressed liquidity environment. The cash capital model is calculated using haircuts, which are consistent and symmetrical with the advance rates used in the liquidity ratio in that the haircut is equal to one minus the advance rate. In the vast majority of circumstances/asset classes, advance rates are derived from committed secured bank facilities, whereby a bank or group of banks are contractually obligated to lend to the Company at a pre-specified advance rate on specific types of ("eligible") collateral regardless of "market environment." As such, the advance rates/haircuts used in calculating the liquidity ratio and in assessing cash capital requirements are typically more conservative than those the Company realizes in normalized repo and secured lending markets.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As of February 29, 2008, the market value of eligible unencumbered, unhypothecated financial instruments owned by the Company was approximately $14.4 billion with a borrowing value of $12.3 billion. These eligible assets are primarily comprised of U.S. equities and residential and commercial mortgage whole loans, mortgage- and asset-backed securities, investment grade municipal and corporate bonds. The vast majority of advance rates on these different asset types are 70% or higher, and as described above, is based predominantly on committed, secured facilities that the Company and its subsidiaries maintain in different regions globally. The liquidity ratio, explained above, based solely on Company-owned securities, has averaged 161% over the previous 12 months, including the Company's $2.9 billion unused committed unsecured bank credit, and 145%, excluding the committed unsecured revolving credit facility. On this same basis, as of February 29, 2008 the liquidity ratio was 183% and 167%, respectively.

The Company monitors unrestricted liquidity available to the Parent Company via the ability to monetize unencumbered assets held in unregulated and regulated entities. As of February 29, 2008, approximately $4.5 billion of the market value identified in the liquidity ratio data above was held in unregulated entities and thus likely to be available to the Parent Company. The remaining $9.9 billion market value of unencumbered securities was held in regulated entities, a portion of which may not be available to provide liquidity to the Parent Company.

Excess Liquidity

The Company maintains cash and cash equivalents to meet a broad range of potential cash outflows in a stressed liquidity environment. This excess liquidity is maintained at the Parent Company to ensure ready availability to meet cash outflows as needed. The size of the Parent Company Liquidity Pool is determined from Company-specific stressed liquidity events that the firm could face over the next 12 months. Specific events that are accounted for in sizing the liquidity pool include, but are not limited to the following:

      o Derivative collateral outflows that would be required if the firm were to experience a 2-notch ratings downgrade;
      o Derivative collateral outflows that could be required after a variety of stress market moves;
      o     Potential draws on unfunded committed funding obligations;
      o     Widening of haircuts in secured financing transactions; and
      o Financing haircuts for certain off-balance sheet-financing transactions.

The liquidity pool consists of liquidity immediately accessible by the Parent Company at all times. This liquidity pool can take the form of cash deposits and money market instruments that are held at the Parent Company level and high-quality collateral (corporate bonds, municipal bonds, equity securities) that is owned by subsidiaries and explicitly pledged to and segregated for the benefit of the Parent Company and maintained at a third-party custodian. For purposes of calculating the aggregate value of the Parent Company Liquidity Pool, the contractually obligated advance rates described herein are used to determine the borrowing value of collateral pledged. As of February 29, 2008 the Parent Company Liquidity Pool was $17.3 billion comprised entirely of money market funds, bank deposits and short-term high quality money market investments.

Net Cash Capital

The cash capital framework is utilized to evaluate the Company's long-term funding sources and requirements in their entirety. Cash capital required to support all of the Company's assets is determined on a regular basis. The Company holds cash capital to support longer-term funding requirements, including, but not limited to, the following:

      o That portion of financial instruments owned that cannot be funded on a secured basis (i.e., the haircuts);
      o Margin loans and resale principal in excess of the borrowing value of collateral received;
      o Operational cash deposits required to support the regular activities of the Company (e.g., exchange initial margin);
      o Unfunded committed funding obligations, such as leveraged loan commitments;
      o Less liquid and illiquid assets, such as restricted securities and fixed assets;

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      o Uncollateralized funded loans and funded loans secured by illiquid and/or collateral that cannot be rehypothecated;
      o     Merchant banking assets and other long-term investments; and
      o Regulatory capital in excess of a regulated entity's cash capital based longer-term funding requirements.

At February 29, 2008, the Company's net cash capital position, defined as the surplus of long-term funding sources versus long-term funding requirements was $3.6 billion. Fluctuations in net cash capital are common and are a function of variability in total assets, balance sheet composition and total capital. The Company attempts to maintain cash capital sources in excess of the aggregate longer-term funding requirements of the firm with a target for positive net cash capital of $2.0 billion or more. For fiscal year 2008, the Company's total cash capital requirement, cash capital intensity ratio (average haircut), and net cash capital position have averaged $65.9 billion, 16.1% and $3.1 billion, respectively.

Funding Framework

The firm's overall objective is to ensure sufficient diversity and reliability of funding sources to meet its financing needs at all times and in all market environments. With this objective at the forefront, the Company modified its general funding structure, beginning in late 2006, consistent with the following elements:

      o Increased use of secured funding given the view that secured funding is inherently less credit sensitive and thus more stable due to the collateralized nature of the borrowing;
      o Introduced substantially greater amounts of longer tenor secured funding into the repo and bank loan portions of its secured funding mix;
      o Reduced reliance on short-term unsecured funding sources, thereby lessening both exposure to rollover risk and dependence on any large, single short-term unsecured creditor;
      o Expanded the size and scope of the Parent Company Liquidity Pool, which consists of cash and cash equivalents held at the parent company for deployment as needed; and
      o Increased the target for net cash capital, which measures the surplus of longer-term funding sources versus longer-term funding requirements.

In general, the Company funds its assets based on their liquidity characteristics as measured by an asset's reliable self-funding ability. As such, the firm's liability and capital structure is primarily a function of asset composition. Most assets are funded with a mix of short-term (predominantly secured) and longer-term funding (i.e, cash capital). The relative funding mix is a function of the asset and is determined by the advance rate that an asset warrants in currently active and utilized secured funding markets. Secured funding with market driven haircuts is used wherever possible, while the haircut portion plus a conservative add-on is funded with cash capital. Illiquid assets are funded entirely with cash capital. Unfunded commitments are pre-funded with cash capital, while the necessary amount of which is determined by the haircut to be assigned to the asset once funded.

The Company's use of unsecured funding is dominated by the long-term unsecured component. Long-term debt with the maturity greater than one year is a source of cash capital and serves to provide stability to the firm's overall funding profile. The firm accesses long-term debt in a number of currencies allowing it to tap a broad and diverse investor base. Maturity concentration guidelines have been established and are regularly monitored to both minimize rollover risk and target prospective issuance. Long-term debt totaling $60.8 billion and $59.0 billion had remaining maturities beyond one year at February 29, 2008 and November 30, 2007, respectively. As of February 29, 2008, the weighted average maturity of the Company's long-term debt was 4.6 years. The Company accesses funding in a variety of markets in the United States, Europe and Asia. The Company issues debt through syndicated U.S.-registered offerings, U.S.-registered and 144A medium-term note programs, other U.S. and non-U.S. bond and note offerings.

With respect to short-term unsecured funding, the Company seeks to ensure prudent usage thereof, as well as tapping a broad diverse base of credit providers and funding markets. In aggregate, usage of short-term unsecured debt has declined in recent periods given the emphasis on greater use of secured funding with a significant term component. Diversification by product, geography, maturity and creditor/investor facilitates management of related funding risks. Reduced reliance over the last

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


twelve months on more credit sensitive, potentially less stable short-term unsecured funding is positive to the firm's liquidity profile and was accomplished intentionally concurrent with the desired shift in funding framework. In addition to the above considerations, the Company:

      o Regularly monitors and quantifies potential draws on its liquidity. These include, but are not limited to, ratings downgrades, commitments to extend credit, repo haircut widening and stressed market derivative collateral outflows. The associated liquidity risk is mitigated by inclusion in the Company's Parent Company Liquidity Pool;

      o Monitors and prudently funds illiquid and other hard to fund assets, ensuring these are predominantly funded by 100% cash capital;

      o Maintains ongoing dialogue and relationships with broad, diverse base of debt investors and bank creditors, as these key creditor constituents are crucial to the Company's liquidity and financial health;

      o Manages investor and maturity concentration risk via strict adherence to short-term debt investor concentration limits and regularly monitors the maturity profile of its unsecured debt; and

      o Adheres to a general guideline of no more than 20% of its long-term debt maturing in any one year, as well as no more than 10% maturing in any one quarter over the next five years. As of February 29, 2008, the Company was in compliance with these guidelines.

Legal Entity Structure

The Parent Company, operating as the centralized unsecured funding arm of the Company, raises the vast majority of the Company's unsecured debt, including both commercial paper and long-term debt. The Parent Company is thus the "central bank" of the Company, where all capital is held and from which capital is deployed. The benefits of a centralized funding approach include greater control of issuance and flexibility to meet subsidiary funding needs, while the legal entity structure can constrain liquidity available to the Company. The Firm's inter-company funding approach mitigates this risk. The Parent Company advances funds in the form of debt or equity to subsidiaries to meet their operating funding needs and, in the case of regulated entities, regulatory capital requirements. Primary regulated subsidiaries include Bear Stearns, BSSC, BSIL, BSIT, BSB, and BSBTC. See Note 11, "Regulations," in the Notes to Condensed Consolidated Financial Statements. In addition to the primary regulated subsidiaries, the Company also conducts significant activities through other wholly owned subsidiaries, including: Bear Stearns Global Lending Limited, Bear Stearns Financial Products Inc., Bear Stearns Capital Markets Inc., Bear Stearns Credit Products Inc., Bear Stearns Forex Inc., EMC Mortgage Corporation, Bear Stearns Commercial Mortgage, Inc., Bear Stearns Investment Products Inc., and Bear Energy L.P. In connection with all of the Company's operating activities, a substantial portion of the Company's long-term borrowings and equity has been used to fund investments in, and advances to, these subsidiaries, including subordinated debt advances.

Within this funding framework, the Company attempts to fund equity investments in subsidiaries with equity from the Parent Company (i.e., utilize no equity double leverage). At February 29, 2008, the Parent Company's equity investment in subsidiaries was $8.5 billion versus common stockholders' equity and preferred equity of $11.5 billion and $352 million, respectively. As such, at February 29, 2008, the ratio of the equity investment in subsidiaries to Parent Company equity (equity double leverage) was approximately 0.73 based on common equity and 0.71 including preferred equity. At November 30, 2007, these measures were 0.71 based on common equity and 0.69 including preferred equity. Additionally, all subordinated debt advances to regulated subsidiaries for use as regulatory capital, which totaled $14.0 billion at the first quarter of fiscal 2008, are funded with long-term debt issued by the Company, having a remaining maturity equal to or greater than the maturity of the subordinated debt advance. The Company regularly monitors the nature and significance of assets or activities conducted in all subsidiaries and attempts to fund such assets with both capital and/or borrowings having a maturity profile and relative mix consistent with the nature and self-funding ability of the assets being financed. The funding mix also takes into account regulatory capital requirements for regulated subsidiaries.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Balance Sheet and Financial Leverage
------------------------------------

Asset Composition

The Company's actual level of balance sheet capital, capital requirements and thereby the level of financial leverage, is a function of numerous variables, including asset composition, rating agency/creditor perception, business prospects, regulatory requirements, balance sheet liquidity, cost/availability of capital and risk of loss. The Company consistently maintains a highly liquid balance sheet, with the vast majority of the Company's assets consisting of cash, marketable securities inventories and collateralized receivables arising from customer-related and proprietary securities transactions.

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

The Company's total assets at February 29, 2008 increased to $399.0 billion from $395.4 billion at November 30, 2007. The increase was primarily attributable to increases in cash and securities deposited with clearing organizations or segregated in compliance with federal regulations, securities borrowed, and financial instruments owned, at fair value, partially offset by a decrease in assets of variable interest entities and mortgage loan special purpose entities.

Balance Sheet Size and Variability

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

 At February 29, 2008 and November 30, 2007, total assets of $399.0 billion and $395.4 billion were approximately 12.4% and 12.2%, respectively, lower than the average of the month-end balances observed over the trailing 12-month period. Despite fluctuations in total assets at each quarter end, the Company's overall market, credit and liquidity risk profile does not change materially, since the reduction in asset balances is predominantly in highly liquid, short-term instruments that are financed on a secured basis. This periodic reduction verifies the inherently liquid nature of the balance sheet and provides consistency with respect to creditor constituents' evaluation of the Company's financial condition.

Leverage Ratios

Balance sheet leverage measures are one approach to assessing the capital adequacy of a securities firm, such as the Company. Gross leverage equals total assets divided by stockholders' equity, inclusive of preferred and trust preferred equity. The Company views its trust preferred equity as a component of its equity capital base given the equity-like characteristics of the securities. The Company also receives rating agency equity credit for these securities. Net adjusted leverage equals net adjusted assets divided by tangible equity capital, which excludes goodwill and intangible assets from both the numerator and the denominator, as equity used to support goodwill and intangible assets is not available to support

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the balance of the Company's net assets. With respect to a comparative measure of financial risk and capital adequacy, the Company believes that the low-risk, collateralized nature of the items excluded in deriving net adjusted assets (see table below) renders net adjusted leverage as the more relevant measure.

The following table presents total assets and net adjusted assets with the resultant leverage ratios at February 29, 2008 and November 30, 2007:

                                                                                                   February 29,      November 30,
  (in millions, except ratios)                                                                         2008              2007
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                 $        398,995   $        395,362
       Deduct:
          Cash and securities deposited with clearing
       organizations or segregated in compliance with federal
       regulations                                                                                        14,910             12,890
           Securities purchased under agreements to resell                                                26,888             27,878
           Securities received as collateral                                                              15,371             15,599
           Securities borrowed                                                                            87,143             82,245
           Receivables from customers                                                                     41,990             41,115
           Assets of variable interest entities and
              Mortgage loan special purpose entities, net                                                 26,739             30,605
           Goodwill & intangible assets                                                                      935                952
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                                                                              185,019            184,078
------------------------------------------------------------------------------------------------------------------------------------
       Add:
           Financial instruments sold, but not yet purchased                                              51,544             43,807
       Deduct:
           Derivative financial instruments                                                               16,510             13,492
------------------------------------------------------------------------------------------------------------------------------------
   Net adjusted assets                                                                          $        220,053   $        214,393
====================================================================================================================================
   Stockholders' equity
           Common equity                                                                        $         11,544   $         11,441
           Preferred stock                                                                                   352                352

------------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                             11,896             11,793
------------------------------------------------------------------------------------------------------------------------------------
       Add:
           Trust preferred equity                                                                            263                263

------------------------------------------------------------------------------------------------------------------------------------
   Subtotal - leverage equity                                                                             12,159             12,056
------------------------------------------------------------------------------------------------------------------------------------
       Deduct:
           Goodwill & intangible assets                                                                      935                952

------------------------------------------------------------------------------------------------------------------------------------
   Tangible equity capital                                                                      $         11,224   $         11,104
====================================================================================================================================
   Gross leverage                                                                                         32.8 x              32.8x
   Net adjusted leverage                                                                                  19.6 x              19.3x
------------------------------------------------------------------------------------------------------------------------------------

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total Capital

The Company's total capital base, which consists of long-term debt, preferred equity issued by subsidiaries and total stockholders' equity, increased to $83.7 billion at February 29, 2008 from $80.3 billion at November 30, 2007. This change was primarily due to a net increase in long-term debt.

The Company's total capital base as of February 29, 2008 and November 30, 2007 was as follows:

                                          February 29,      November 30,
(in millions)                                 2008             2007
---------------------------------------------------------------------------
Long-term borrowings:

Senior debt                           $       70,490     $         67,275
Subordinated debt (1)                          1,263                1,263
---------------------------------------------------------------------------
  Total long-term borrowings          $       71,753     $         68,538
Stockholders' equity:
Preferred stockholders' equity        $          352     $            352
Common stockholders' equity                   11,544               11,441
---------------------------------------------------------------------------
  Total stockholders' equity          $       11,896     $         11,793
---------------------------------------------------------------------------
    Total capital                     $       83,649     $         80,331
===========================================================================

(1) Includes $1.0 billion in subordinated debt issued by the Company and $263 million in junior subordinated deferrable interest debentures ("Debentures") issued by the Company and held by Bear Stearns Capital Trust III ("Capital Trust III") at February 29, 2008 and November 30, 2007.


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

Credit Ratings

The Company's access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of the Company's long- and short-term debt ratings, which are influenced by a number of factors. These include, but are not limited to:

      o     Material changes in operating margins;
      o     Earnings trends and volatility;
      o     The prudence of funding and liquidity management practices;
      o     Significant reductions in available liquidity;
      o     Perceived changes in risk appetite;
      o     Financial leverage on an absolute basis or relative to peers;
      o     The composition of the balance sheet and/or capital structure;
      o     Geographic and business diversification; and
      o The Company's market share and competitive position in the business segments in which it operates.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At the date of filing, the Company's long-term/short-term debt ratings were as follows:

                                            Long-Term       Short-Term
                                              Rating          Rating

-------------------------------------------------------------------------
Dominion Bond Rating Service Limited            A           R-1(low)
Fitch Ratings                                   A-             F2
Japan Credit Rating Agency, Ltd                AA-             NR
Moody's Investors Service (1)                 Baa1            P-2
Rating & Investment Information, Inc.           A-             NR
Standard & Poor's Ratings
Services                                       AA-            A-1+
-------------------------------------------------------------------------
NR - does not assign a short-term rating

(1) On March 25, 2008, Moody's assigned Aa2 Backed Long-term and Prime-1 Backed Short-term Issuer ratings to Bear Stearns and certain rated subsidiaries that explicitly benefit from the Amended and Restated Guaranty Agreement from JPMorgan Chase & Co.

The above ratings and/or associated outlooks, to varying degrees, are positively influenced by the proposed merger with and guarantee by JPMorgan Chase. In the absence of the guarantee and merger, the ratings and/or outlook assigned to the Company by all agencies would be lower and/or negative. Following the March 24, 2008 amendment to the merger agreement and execution of the amended and restated guarantee (See Note 17, "Subsequent Events," of Notes to Condensed Consolidated Financial Statements), all rating agencies listed above took favorable rating actions.

Committed Credit Facilities
---------------------------

As of February 29, 2008, the Company had a committed revolving credit facility ("Facility") totaling $2.9 billion, which permitted borrowing on a secured basis by the Parent Company, BSSC, BSIL and certain other subsidiaries. The Facility terminated on April 7, 2008. There were no borrowings outstanding under the Facility at February 29, 2008 or on the termination date.

The Company has a $1.50 billion committed revolving securities repo facility ("Repo Facility"), which permits borrowings secured by a broad range of collateral under a repurchase arrangement by the Parent Company, BSIL, BSIT and BSB and BS Forex. The Repo Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company. The Repo Facility terminates in August 2008, with all repos outstanding at that date payable no later than August 2009. There were no borrowings outstanding under the Repo Facility at February 29, 2008.

The Company has a $350 million committed revolving credit facility ("Pan Asian Facility"), which permits borrowing on a secured basis by the Parent Company, BSSC, Bear Stearns Japan Limited ("BSJL"), and BSIL. The Pan Asian Facility contains financial covenants that require, among other things, maintenance of specified levels of stockholders' equity of the Company and net capital of BSSC. The Pan Asian Facility terminates in December 2008 with all loans outstanding at that date payable no later than December 2009. There were no borrowings outstanding under the Pan Asian Facility at February 29, 2008.

As of February 29, 2008, the Company had a $450 million committed revolving credit facility ("Tax Lien Facility"), which permitted borrowing on a secured basis by the Parent Company, Plymouth Park Tax Services and Madison Tax Capital LLC. The Tax Lien Facility terminated in March 2008. There were no borrowings outstanding under the Tax Lien Facility at February 29, 2008 or on the date of termination.

As of February 29, 2008, the Company had a committed revolving credit facility ("AAA Facility") totaling $750 million, which permits borrowing on an unsecured basis by Bear Stearns Financial Products ("BSFP"). Under the AAA Facility, BSFP may borrow up to the committed amount in the event of: (i) a Bankruptcy Event, as defined, at The Bear Stearns Companies Inc.; (ii) the downgrade of The Bear Stearns Companies Inc.'s short term debt rating to A-2 by S&P or to P-2 by Moody's; (iii) the failure of Bear Stearns Capital Markets to post collateral with or make payments to BSFP in accordance with BSFP's Operating Guidelines;
(iv) the failure of BSFP to meet the capital requirements required by its Operating Guidelines; or (v) the downgrade of BSFP's counterparty credit rating below A by S&P or below A2 by Moody's. The AAA Facility terminates on April 25, 2008, with all loans outstanding at that date payable no later than April 2009. There were no borrowings outstanding under the AAA Facility at February 29, 2008.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company also maintains a series of committed credit facilities, which permit borrowing on a secured basis, to support liquidity needs for the financing of investment-grade and non-investment-grade corporate loans, residential mortgages, commercial mortgages, listed options and whole loans. The facilities are expected to be drawn from time to time and expire at various dates, the longest of such periods ending in fiscal 2008. All of these facilities contain a term-out option of one year or more for borrowings outstanding at expiration. The banks providing these facilities are committed to provide up to an aggregate of approximately $6.7 billion. At February 29, 2008 the borrowings outstanding under these committed credit facilities were $3.3 billion.

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

On September 18, 2007, the Board of Directors approved an amendment to the Repurchase Program authorizing the purchase of up to $2.5 billion of common stock in fiscal 2007 and beyond. During the quarter ended February 29, 2008, the Company purchased under the current authorization a total of 710,549 shares at a cost of $69.9 million. The Repurchase Program will be used to acquire shares of common stock for the Company's employee stock compensation plans and for up to $1.0 billion in corporate share repurchases. Approximately $2.0 billion was available to be purchased under the current authorization as of February 29, 2008.

Pursuant to a $200 million CAP Plan Earnings Purchase Authorization ("CAP Authorization"), which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006, during the quarter ended February 29, 2008, the Company purchased no shares of its common stock. Approximately $92 million was available to be purchased under the CAP Authorization as of February 29, 2008.

Cash Flows
----------

Cash and cash equivalents decreased $620 million to $20.79 billion at February 29, 2008 from $21.41 billion at November 30, 2007. Cash provided by operating activities was $6.37 billion, primarily attributable to increases in payables to customers and financial instruments sold, but not yet purchased, at fair value, partially offset by an increase in securities borrowed, securities loaned, net and a decrease in securities sold under agreements to repurchase, securities purchased under agreements to resell, net, which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $51 million reflected purchases of property, equipment and leasehold improvements. Cash used in financing activities of $6.94 billion reflected net payments for other secured borrowings of $4.58 billion, net payments for the retirement/repurchase of long-term borrowings of $3.54 billion, and net payments for unsecured short-term borrowings of $3.11 billion. This was partially offset by net proceeds from the issuance of long-term borrowings of $4.40 billion, primarily to fund normal operating activities. Treasury stock purchases of $70 million were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

Cash and cash equivalents increased $1.30 billion to $5.89 billion at February 28, 2007 from $4.60 billion at November 30, 2006. Cash used in operating activities was $6.16 billion, primarily attributable to increases in financial instruments owned, at fair value, receivables from customers and securities borrowed, securities loaned, net, partially offset by increases in securities sold under agreements to repurchase, securities purchased under agreements to resell, net and payables to customers which occurred in the normal course of business as a result of changes in customer needs, market conditions and trading strategies. Cash used in investing activities of $67 million reflected purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $7.52 billion reflected net proceeds from the issuance of long-term borrowings of $8.08 billion and net proceeds relating to unsecured short-term borrowings of $4.92 billion, primarily to fund normal operating activities. This was partially offset by net payments for the retirement/repurchase of long-term borrowings of $3.55 billion and net payments for other secured borrowings of $1.76 billion. Treasury stock purchases of $473 million were made to provide for the annual grant of CAP Plan units, restricted stock and stock options.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Regulations
-----------

The Company is regulated by the SEC as a consolidated supervised entity ("CSE"). As a CSE, the Company is subject to group-wide supervision and examination by the SEC and is required to compute allowable capital and allowances for market, credit and operational risk on a consolidated basis. As of February 29, 2008, the Company was in compliance with the CSE capital requirements.

As registered broker-dealers and futures commission merchants, Bear Stearns and BSSC are subject to the net capital requirements of the Exchange Act and Rule
1.17 under the Commodity Futures Trading Commission. Bear Stearns uses Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of consolidated supervised entities. Appendix E allows Bear Stearns to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models provided that Bear Stearns holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. BSIL and BSIT, the Company's London-based broker-dealer subsidiaries, are subject to the regulatory capital requirements of the United Kingdom's Financial Services Authority. Additionally, BSB is subject to the regulatory capital requirements of the Financial Regulator. BSBTC, a Federal Deposit Insurance Corporation ("FDIC") insured New Jersey state chartered bank, is subject to the regulatory capital requirements of the FDIC. At February 29, 2008, Bear Stearns, BSSC, BSIL, BSIT, BSB and BSBTC were in compliance with their respective regulatory capital requirements. Certain other subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 29, 2008, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

The Company's broker-dealer subsidiaries and other regulated subsidiaries are subject to minimum capital requirements and may also be subject to certain restrictions on the payment of dividends, which could limit the Company's ability to withdraw capital from such regulated subsidiaries, which in turn could limit the Company's ability to pay dividends. See Note 11, "Regulations," in the Notes to Condensed Consolidated Financial Statements.

Merchant Banking and Private Equity Investments
-----------------------------------------------

In connection with the Company's merchant banking activities, the Company had investments in merchant banking and private equity-related investment funds as well as direct investments in private equity-related investments. At February 29, 2008, the Company held investments with an aggregate recorded fair value of approximately $1.04 billion, reflected in the Condensed Consolidated Statements of Financial Condition in "Other assets." At November 30, 2007, the Company held investments with an aggregate recorded value of approximately $986 million. In addition to these various direct and indirect principal investments, the Company has made commitments to invest in private equity-related investments and partnerships (see the summary table under "Commitments").

High Yield Positions
--------------------

As part of its fixed income activities, the Company participates in the underwriting and trading of non-investment-grade corporate debt securities and also invests in, syndicates and trades in loans to highly leveraged, below investment grade rated companies (collectively, "high yield positions"). Non-investment-grade debt securities have been defined as non-investment-grade corporate debt and emerging market debt rated BB+ or lower, or equivalent ratings recognized by credit rating agencies. At February 29, 2008 and November 30, 2007, the Company held high yield positions approximating $7.13 billion and $8.84 billion, respectively, substantially all of which are in "Financial instruments owned, at fair value" in the Condensed Consolidated Statements of Financial Condition, and $765 million and $716 million, respectively, reflected in "Financial instruments sold, but not yet purchased, at fair value" in the Condensed Consolidated Statements of Financial Condition. Included in the high yield positions are extensions of credit to highly leveraged companies. At February 29, 2008 and November 30, 2007, the amount outstanding to highly leveraged borrowers totaled $4.95 billion and $6.27 billion, respectively. The largest industry concentration to highly leveraged borrowers was the transportation industry which approximated 27.1% of these highly leveraged borrowers' positions at February 29, 2008. The largest industry concentration to highly leveraged borrowers was the technology industry which approximated 23.3% of these highly leveraged borrowers' positions at November 30, 2007. Additionally, the Company has lending commitments with highly leveraged borrowers (see the summary table under "Commitments").

The Company's Risk Management Department and senior trading managers monitor exposure to market and credit risk for high yield positions and establish overall limits and concentration limits of risk by individual issuer. High yield positions generally involve greater risk than investment grade debt securities due to credit considerations, liquidity of secondary

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


trading markets and increased vulnerability to changes in general economic conditions. The level of the Company's high yield positions, and the impact of such activities on the Company's results of operations, can fluctuate from period to period as a result of customer demand, economic conditions and market considerations.

Contractual Obligations

In connection with its operating activities, the Company enters into contractual obligations that require future cash payments. At February 29, 2008, the Company's contractual obligations by maturity, excluding derivative financial instruments, were as follows:


                                                    Payments Due By Period
                                    --------------------------------------------------------
                                     Remaining       Fiscal         Fiscal
(in millions)                       Fiscal 2008    2009- 2010     2011- 2012    Thereafter      Total
----------------------------------------------------------------------------------------------------------
Long-term borrowings (1) (2)        $    7,166    $    24,166    $   16,352    $   24,069    $   71,753
Future minimum lease payments (3)           91            235           223           640         1,189
Bear Energy(4)                              65            181           677         3,403         4,326
----------------------------------------------------------------------------------------------------------

(1) Amounts include hybrid debt issuances accounted for at fair value as elected under SFAS No. 155 and fair value adjustments in accordance with SFAS No. 133 as well as $263 million of junior subordinated deferrable interest debentures ("Debentures"). The Debentures will mature on August 15, 2031; however, the Company, at its option, may redeem the Debentures. The Debentures are reflected in the table at their contractual maturity dates.

(2) Included in fiscal 2009-2010 are approximately $113 million of floating-rate notes that are redeemable prior to maturity at the option of the noteholder. These notes contain certain provisions that effectively enable noteholders to put these notes back to the Company and, therefore, are reflected in the table at the date such notes first become redeemable. The final maturity dates of these notes are during fiscal 2009, 2010 and 2011.

(3) See Note 12, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(4) Primarily represents obligations under tolling agreements (net of re-tolling agreements) associated with the Company's energy business.

Commitments
-----------

The Company has commitments(1) under a variety of commercial arrangements. At February 29, 2008, the Company's commitments associated with lending and financing, private equity-related investments and partnerships, outstanding letters of credit, underwriting and other commercial commitments summarized by period of expiration were as follows:


                                                        Amount of Commitment Expiration Per Period
                                        ----------------------------------------------------------------------------------------
                                                                                                     Commitments
                                           Remaining        Fiscal        Fiscal                    with no stated
(in millions)                             Fiscal 2008     2009- 2010    2011- 2012    Thereafter       Maturity       Total
--------------------------------------------------------------------------------------------------------------------------------
Lending-related commitments:
  Investment-grade (2)                   $        749   $        643  $      1,194   $       --      $          4   $      2,590
  Non-investment-grade(2)                         534            282         1,402            406             145          2,769
  Contingent commitments                          110           --            --             --              --              110
Commitments to invest in private
  equity-related investments
  and partnerships (3)                             60             30           127            422              28            667
Underwriting commitments                          248           --            --             --              --              248
Commercial and residential loans                  906            407          --               16            --            1,329
Letters of credit                               2,926            300            35           --              --            3,261
Other commercial commitments                       57            132          --             --              --              189
--------------------------------------------------------------------------------------------------------------------------------


(1) See Note 12, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements.

(2) In order to mitigate the exposure to investment-grade and non-investment-grade borrowings the Company entered into credit default swaps approximating $841 million and $267 million, respectively, in notional value, at February 29, 2008.

(3) These commitments will be funded, if called, through the end of the respective investment periods, the longest of such periods ending in 2020.

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

In addition to the above, in the ordinary course of business the Company issues various guarantees to counterparties in connection with certain derivatives, leasing, securitization and other transactions. See Note 14, "Guarantees," in the Notes to Condensed Consolidated Financial Statements for a complete discussion on guarantees.

In 1997, the Company established a program whereby it created a series of municipal securities trusts in which is has retained interests. These trusts purchase fixed-rate, long-term, highly rated, insured or escrowed municipal bonds financed by the issuance of trust certificates. In the Company's capacity as liquidity provider to the trusts, the maximum exposure to loss at February 29, 2008 was approximately $3.2 billion, which represents the outstanding amount of all trust certificates. This exposure to loss is mitigated by the underlying municipal bonds held by trusts. The underlying municipal bonds in the trusts are either AAA- or AA-rated, insured or escrowed to maturity. Such bonds had a market value, net of related offsetting positions, approximating $2.9 billion at February 29, 2008. See Note 17, "Subsequent Events," of the Notes to the Condensed Consolidated Financial Statements for a further discussion.

The Company does not sponsor any SIV's or Commercial Paper Conduits. Additionally, the Company has no obligation to buy back subprime assets or CDO's collateralized by subprime assets.

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

The Company's dealer activities require it to make markets and trade a variety of derivative instruments. In connection with these activities, the Company attempts to mitigate its exposure to market risk by entering into offsetting transactions that may include over-the-counter derivative contracts or the purchase or sale of interest-bearing securities, equity securities, financial futures and forward contracts. The Company also utilizes derivative instruments to offset proprietary market-making and trading activities. In this regard, the utilization of derivative instruments is designed to reduce or mitigate market risks associated with holding dealer inventories or in connection with arbitrage-related trading activities. The Company also utilizes interest rate and currency swaps, futures contracts and U.S. Treasury positions to hedge certain debt issuances as part of its asset and liability management. In addition, the Company actively manages commodity price risks resulting from exposures to changes in spot and forward prices in electricity and natural gas with exchange traded futures, swaps, OTC swaps and options.

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

As of February 29, 2008 and November 30, 2007, the Company had notional/contract amounts of approximately $14.2 trillion and $13.4 trillion, respectively, of derivative financial instruments, of which $1.6 trillion and $1.9 trillion, respectively, were listed futures and option contracts. The aggregate notional/contract value of derivative contracts is a reflection of the level of activity and does not represent the amounts that are recorded in the Condensed Consolidated Statements of Financial Condition. The Company's derivative financial instruments outstanding, which either are used to offset trading positions, modify the interest rate characteristics of its long- and short-term debt, or are part of its derivative dealer activities, are marked to fair value.

The Company's derivatives had a notional weighted average maturity of approximately 4.2 years at February 29, 2008 and November 30, 2007. The maturities of notional/contract amounts outstanding for derivative financial instruments as of February 29, 2008 were as follows:

                                            Less Than          One to          Three to        Greater Than
(in billions)                               One Year        Three Years       Five Years        Five Years          Total
----------------------------------------------------------------------------------------------------------------------------------
Swap agreements, including options,       $     3,219.8    $      2,767.0   $      2,736.9   $        3,301.9   $     12,025.6
  swaptions, caps, collars and floors
Futures contracts                                 644.6             355.6             53.6                  -          1,053.8
Forward contracts                                 180.7                 -                -                  -            180.7
Options held                                      519.7              21.3              3.3                0.7            545.0
Options written                                   374.6              19.7              6.4                0.7            401.4
----------------------------------------------------------------------------------------------------------------------------------
Total                                     $     4,939.4    $      3,163.6   $      2,800.2   $        3,303.3   $     14,206.5
==================================================================================================================================
Percent of total                                  34.8%             22.3%            19.7%              23.2%           100.0%
==================================================================================================================================

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

The Company is also engaged in structuring and acting as principal in complex derivative transactions. Complex derivatives include certain long-dated equity derivatives, certain credit and municipal derivatives and other complex derivative structures. These non-exchange-traded instruments may have immature or limited markets and, by their nature, involve complex valuation methodologies and models, which are often refined to correlate with the market risk of these instruments.

See Note 2, "Financial Instruments" of Notes to Condensed Consolidated Financial Statements for a description of the financial assets and liabilities carried at fair value.

Level 3 Activity

With Level 3, the fair value of the Level 3 assets represents approximately 25.9% of the total assets measured at fair value. The fair value of the Level 3 liabilities represents approximately 11.4% of the total liabilities measured at fair value.

Transfers

During the 2008 quarter, there were approximately $6.9 billion of non-derivative trading assets transferred from level 2 to level 3. These transfers were primarily related to mortgages and mortgage-backed securities. The largest contributors to the transfers were performing residential mortgages and investment-grade mortgage-backed securities. Additionally, during the 2008 quarter, there were approximately $700 million of net derivative trading assets which transferred from level 2 to level 3. These transfers were primarily related to mortgage-related credit default swaps.

These transfers were driven by the continued market and liquidity deterioration in the mortgage markets.

Any gains or losses that resulted from these transfers are reported in the changes in unrealized column in the Level 3 Financial Assets and Liabilities table of Note 2, "Financial Instruments," of Notes to Condensed Consolidated Financial Statements.

The fair value of the instruments classified in level 3 declined during the quarter as a result of the continued deterioration in the mortgage and credit markets.

Fair Value Option

SFAS No. 159 provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Effective December 1, 2007, the Company adopted SFAS No. 159 and elected to apply the fair value option to liabilities that resulted from the consolidation of variable interest entities as well as certain transactions that were accounted for as financings under SFAS No. 140. As a result of the adoption of SFAS No. 159, there was no transition adjustment.

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

Equity interests and securities acquired are reflected in the condensed consolidated financial statements at fair value, which are often represented as initial cost until significant transactions or developments indicate that a change in the carrying value of the securities is appropriate. This represents the Company's best estimate of exit price as defined by SFAS No. 157. Generally, the carrying values of these securities will be increased based on company performance and in those instances where market values are readily ascertainable by reference to substantial transactions occurring in the marketplace or quoted market prices. Reductions to the carrying value of these securities are made in the event that the Company's estimate of net realizable value has declined below the carrying value. See "Merchant Banking and Private Equity Investments" in Management's Discussion and Analysis for additional details.

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

Reserves for litigation and regulatory proceedings are determined on a case-by-case basis and represent an estimate of probable losses after considering, among other factors, the progress of each case, prior experience and the experience of others in similar cases, and the opinions and views of internal and external legal counsel. Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, the ultimate resolution, the timing of resolution or the amount of eventual settlement, fine, penalty or relief, if any.

The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. The Company regularly evaluates the likelihood of assessments in each of the taxing jurisdictions resulting from current and

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


subsequent years' examinations and tax reserves are established as appropriate. See Note 13, "Income Taxes," of Notes to Condensed Consolidated Financial Statements for a discussion for the Company's adoption of FIN No. 48.

The Company establishes reserves for potential losses that may arise out of litigation, regulatory proceedings, and certain tax items to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, "Accounting for Contingencies." Once established, reserves are adjusted as additional information becomes available or when an event requiring a change to the reserves occurs. Significant judgment is required in making these estimates and the ultimate resolution may differ materially from the amounts reserved.

Loan Modification - Streamlined Foreclosure and Loss Avoidance Framework

In December 2007, the American Securitization Forum published a Streamlined Foreclosure and Loss Avoidance Framework (ASF Framework) to enable mortgage servicers to streamline their loss avoidance and loan modification practices. The framework is an industry-developed, recommended methodology that servicers of securitized subprime ARMS held in Qualifying Special Purpose Entities (QSPEs) can use to fulfill their existing obligations to service those loans in a faster and more efficient manner while maximizing recoveries for the benefit of securitization investors. The ASF Framework applies to all first lien subprime residential ARMs that have an initial fixed rate period of 36 months or less that were originated between January 1, 2005 and July 31, 2007, and that have an initial interest rate reset between January 1, 2008 and July 31, 2010.

Under the ASF Framework, the covered loans are divided into three segments:

Segment 1 - includes current loans where the borrower is likely to be able to refinance into any available mortgage product, including FHA, FHA Secure or readily available mortgage industry products;
Segment 2 - includes current loans where the borrower is unlikely to be able to refinance into any readily available mortgage industry product; and
Segment 3 - includes loans where the borrower is not current as defined above, demonstrating difficulty meeting the introductory rate.

The methodology prescribed in the ASF Framework applies to those loans in Segment 2, in advance of the initial reset date. Those loans would be eligible for a "fast track" loan modification under which the interest rate would be kept at the existing rate, generally for five years following the upcoming reset. The ASF Framework provides a methodology which complies with relevant tax regulations and off-balance sheet accounting standards for QSPEs. Moreover, the SEC's Office of Chief Accountant has concluded that it will not object to continued status as a QSPE if Segment 2 subprime ARM loans are modified pursuant to the specific screening criteria in the ASF Framework. The Company adopted the ASF screening criteria in the first quarter of 2008, and believes that the modification of loans in accordance with the ASF Framework does not impact the off-balance-sheet accounting treatment of QSPEs that hold subprime ARM loans.

While a uniform definition of subprime mortgages does not exist in the marketplace, the Company defines subprime primarily as loans issued to higher risk borrowers who do not qualify for the best market interest rates because of their deficient credit history. Although FICO credit scores and prior mortgage or rent payment histories are the main drivers of a subprime designation, subprime also includes borrowers that have had a recent foreclosure or bankruptcy. Other considerations include borrower's reserve funds, residual household income and debt to income ratio.

The total amount of assets owned by Company sponsored QSPEs that hold subprime ARM loans as of February 29, 2008 was approximately $17.0 billion, which included $860 million of real estate owned. These subprime ARM loans are serviced by the Company. The retained interests in Company sponsored QSPEs that hold subprime ARM loans totaled approximately $16 billion of which the Company has retained $2 billion as of February 29, 2008.

Of the loans that meet the ASF Framework criteria, the unpaid principal balance of loans that are included in these segments are $1.4 billion for Segment 1, $1.8 billion for Segment 2, and $3 billion for Segment 3. The Company has not yet modified a significant percentage of loans using the ASF Framework; accordingly, the impact to the Company's retained interest has been immaterial.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACCOUNTING AND REPORTING DEVELOPMENTS

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS No. 161 to have a material impact, if any, on the Condensed Consolidated Financial Statements.

In February 2008, the FASB issued a FASB Staff Position ("FSP") on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions "FSP FAS 140-3". This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the impact, if any, the adoption of this interpretation will have on the Company's Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141R, "Business Combinations (a revision of Statement No. 141)." This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.

In June 2007, the EITF issued EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." This issue requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this issue may have on the Company's Condensed Consolidated Financial Statements and does not expect that the adoption of this issue will have a material impact on the Condensed Consolidated Financial Statements.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

For a description of the Company's risk management policies, including a discussion of the Company's primary market risk exposures, which include interest rate risk, foreign exchange rate risk, equity price risk and commodity price risk, as well as a discussion of the Company's credit risk and a discussion of how those exposures are managed, refer to the Company's Form 8-K.

Value-at-Risk

An estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models known as value-at-risk ("VaR") that seek to predict risk of loss based on historical and/or market-implied price and volatility patterns. VaR estimates the potential change in value of a financial instrument at a specific probability level over a specified time interval. The calculation uses the simulated changes in value of the market risk-sensitive financial instruments to estimate the amount of change in the current value that could occur at a specified probability level and time interval.

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

The aggregate VaR presented here is less than the sum of the individual components (i.e., interest rate risk, foreign exchange rate risk, equity risk, and commodity risk), due to the benefit of diversification among the risks. Diversification benefit equals the difference between aggregate VaR and the sum of the VaRs for the four risk categories. This benefit arises because the simulated one-day losses for each of the four primary market risk categories occur on different days and because of general diversification benefits introduced when risk is measured across a larger set of specific risk factors than exist in the respective categories; similar diversification benefits also are taken into account across risk factors within each category. The following table illustrates the VaR for each component of market risk as of February 29, 2008, November 30, 2007, August 31, 2007 and May 31, 2007.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


                                        February 29,        November 30,          August 31,          May 31,
(in millions)                               2008                2007                 2007              2007
---------------------------------------------------------------------------------------------------------------------
MARKET RISK
   Interest rate                         $        51.3     $           72.4     $          41.6   $           30.5
   Currency                                        1.7                  1.4                 1.3                2.5
   Equity                                          6.2                  6.5                 6.8                4.8
   Commodity/energy                               28.4                 12.5                 3.1                2.4
   Diversification benefit                       (25.2)               (23.5)              (17.8)             (11.5)
---------------------------------------------------------------------------------------------------------------------
Aggregate VaR                            $        62.4     $           69.3                35.0               28.7
=====================================================================================================================


The table below illustrates the high, low and average VaR for each component of market risk and aggregate market risk during the quarters ended February 29, 2008 and November 30, 2007:

                                      Quarter Ended February 29, 2008                     Quarter Ended November 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
(in millions)                       High            Low          Average                 High             Low         Average
-----------------------------------------------------------------------------------------------------------------------------------
MARKET RISK
   Interest rate                 $       74.8           43.8           56.9            $       72.4           31.5          47.2
   Currency                               7.4            0.6            2.7                     2.4            0.6           1.4
   Equity                                12.6            3.7            7.5                     7.4            4.0           5.8
   Commodity/Energy                      28.4            6.4           14.5                    20.3            1.6           6.0
   Aggregate VaR                         72.5           49.5           59.2                    69.3           31.0          45.5
-----------------------------------------------------------------------------------------------------------------------------------

Aggregate average VaR increased to $59.2 million for the 2008 quarter from $45.5 for the quarter ended November 30, 2007. The increase was primarily due to higher levels of exposure to interest rates and commodities, and increased volatility for many of the underlying risk factors.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The following chart represents a summary of the daily principal transactions revenues and reflects a combination of trading revenues, net interest revenues for certain trading areas and other revenues for the quarters ended February 29, 2008 and February 28, 2007. The chart represents a historical summary of the results generated by the Company's trading activities as opposed to the probability approach used by the VaR model. The average daily trading profit was $8.4 million and $22.4 million for the quarters ended February 29, 2008 and February 28, 2007, respectively. There were 18 daily trading losses for the quarter ended February 29, 2008 and 4 daily trading losses for the quarter ended February 28, 2007. Daily trading losses exceeded the reported average aggregate VaR amounts on 8 days during the fiscal quarter ended February 29, 2008 and 1 day greater than the reported average aggregate VaR amounts during the fiscal quarter ended February 28, 2007. Trading losses experienced in the mortgage-related and leveraged finance areas contributed to the number of daily trading losses for the 2008 quarter. The Company uses historical simulation VaR, which is driven by previously observed changes in market variables. During periods in which volatility is increasing, VaR tends to lag since it does not incorporate swings in the relevant markets until they have actually been observed and are incorporated in the historical time series of market data being used for the VaR calculation. This was the case in the fiscal 2008 quarter, when volatility across many markets rose sharply and continuously throughout the quarter. Substantial trading losses were experienced in the mortgage-related and leveraged finance areas. The number of days with trading losses and the number of days with trading losses that exceeded the reported average aggregate VaR in quarter ended February 29, 2008 was sharply higher than in quarter ended February 28, 2007 as a result of increased volatility in underlying markets.

                   DISTRIBUTION OF DAILY NET TRADING REVENUES

             Quarters Ended February 29, 2008 and February 28, 2007

       [BAR CHART - GRAPHIC OMITTED REPRESENTED BY THE PLOT POINTS BELOW]


                                      2008        2007
                     ---------------------------------
                     (20)+               12          2
                     (20)-(15)           3           2
                     (15)-(10)           1           0
                     (10)-(5)            0           0
                     (5)-0               2           0
                     0-5                 3           5
                     5-10                6           2
                     10-15               2           5
                     15-20               2           12
                     20-25               3           8
                     25-30               3           10
                     30-35               2           6
                     35-40               4           2
                     40+                 18          6
                     ---------------------------------

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK



Credit Risk

The Company measures its actual credit exposure (the replacement cost of counterparty contracts) on a daily basis. Master netting agreements, collateral and credit insurance are used to mitigate counterparty credit risk. The credit exposures reflect these risk-reducing features to the extent they are legally enforceable. The Company's net replacement cost of derivative contracts in a gain position at February 29, 2008 and November 30, 2007 approximated $20.02 billion and $12.54 billion, respectively. Exchange-traded financial instruments, which typically are guaranteed by a highly rated clearing organization, have margin requirements that substantially mitigate the risk of credit loss.

The following table summarizes the counterparty credit quality of the Company's exposure with respect to over-the-counter derivatives (including foreign exchange and forward-settling mortgage transactions) as of February 29, 2008:

                 Over-the-Counter Derivative Credit Exposure (1)
                                 ($ in millions)

                                                                                                                    Percentage of
                                                                                            Exposure, Net of        Exposure, Net
             Rating (2)                           Exposure           Collateral (3)          Collateral (4)         of Collateral
----------------------------------------------------------------------------------------------------------------------------------
       AAA                              $              8,581                    538                   8,188                 41%
       AA                                             19,247                 12,973                   6,555                 33%
       A                                               9,402                  6,615                   3,430                 17%
       BBB                                             1,191                    358                     878                  4%
       BB and lower                                    3,670                  5,045                     887                  5%
       Non-rated                                         138                    225                      84                  0%
----------------------------------------------------------------------------------------------------------------------------------

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

                         Item 4. CONTROLS AND PROCEDURES


As required by Rule 13a-15(b) of the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by the Company in the reports that the Company submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report. Without qualifying the foregoing, reference is made to the matters discussed in the last paragraph of this Item 4.

The Company's system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

      o Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

      o Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

      o The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      o Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

      o The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Events that occurred commencing late in the week of March 10, 2008, including the deterioration of the Company's liquidity position, the subsequent merger agreement with JPMorgan Chase and other developments described in "Management's Discussion and Analysis of Results of Operations and Financial Condition--Recent Developments" highlight the impact that extraordinary events could have on the Company's system of controls described above. Human error in times of extreme difficulty and turmoil, such as the Company recently experienced and continues to experience, can occur. Moreover, control and process breakdowns may be more frequent when a company is operating under duress and its employees become distracted by crisis management and the uncertainty surrounding the viability of the enterprise. These events and potential impacts may have had and may have an adverse impact on the efficacy of our disclosure controls and procedures and our internal controls over financial reporting. However, management has concluded that the Company's disclosure controls and procedures and our internal controls over financial reporting were effective as of February 29, 2008 to accomplish their objectives and believes that such controls and procedures were effective for purposes of preparing this Quarterly Report including the financial statements contained herein.

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements included in the Company's 2007 Financial Report; Part I, Item 3, of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2007, as amended, ("Form 10-K") and in
Note 12 to the Condensed Consolidated Financial statements included herein. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports.

Shareholder Litigation and Related Matters
------------------------------------------

      Litigation Relating To Proposed Merger with J.P. Morgan Chase & Co.
      ("JPMC")
      -------------------------------------------------------------------

Beginning March 17, 2008, various shareholders of the Company filed a number of purported class action lawsuits against the Company, its Board of Directors and certain of the Company's present and former executive officers. Among other things, these actions allege that the individual defendants breached their fiduciary duties and obligations to the Company's shareholders by agreeing to the proposed acquisition of the Company by JPMC. Five of these actions have been filed in the Supreme Court of the State of New York and have been consolidated under the caption In re Bear Stearns Litigation; two of these actions have been filed in the Delaware Court of Chancery where plaintiffs filed a motion to consolidate their cases in Delaware. JPMC is named as a defendant in certain of these cases. In each of these actions, plaintiff seeks to enjoin the proposed merger, other injunctive relief and an unspecified amount of compensatory damages. On April 9, 2008, the Delaware Court of Chancery granted the Company's and JPMC's motion to stay the Delaware action in favor of the New York action, at least until the preliminary injunction motion is resolved. The Delaware court also granted plaintiffs' motion to consolidate their cases.

As previously reported in the Company's Form 10-K, the Company's Board of Directors and certain of the Company's present and former executive officers have been named as defendants in two purported shareholder derivative suits, respectively captioned Cohen v. Cayne, et al. and Birn v. Cayne, et al., each of which was commenced in the U.S. District Court for the Southern District of New York. The Company was named as a nominal defendant in both actions. By Court Order dated February 14, 2008, the Birn action was consolidated with the Cohen action. A consolidated amended complaint was filed on March 3, 2008, and a second amended complaint was filed on April 10, 2008. The second amended complaint asserts claims against the Board of Directors for breach of fiduciary duty in connection with the proposed merger with JPMC; it also asserts claims for violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution, in connection with the losses sustained by the Company as a result of its purchases of sub-prime loans and certain repurchases of its own common shares. Certain individual defendants are also alleged to have sold their holdings of the Company's common shares while in possession of material non-public information. The second amended complaint seeks a declaration that the merger agreement with JPMC is unlawful and unenforceable, to enjoin the merger, compensatory damages in an unspecified amount and an order directing the Company to improve its corporate governance procedures.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


      ERISA Litigation
      ----------------

The Company and certain of its current and former officers and/or directors have also been named as defendants in several putative class actions commenced in the U.S. District Court for the Southern District of New York purporting to represent the interests of participants in the Company's Employee Stock Ownership Plan ("ESOP") during the time period of December 2006 through the present (the "Class Period"). These actions allege defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to prudently manage the ESOP's investment in Company securities; (b) failing to communicate fully and accurately about the risks of the ESOP's investment in the Company's stock; (c) failing to to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP. In connection with these allegations each Plaintiff asserts claims for violations under various sections of the Employee Retirement Income Security Act ("ERISA") and seeks reimbursement to the ESOP for all losses, an unspecified amount of monetary damages and imposition of a constructive trust.

      Other Shareholder Litigation
      ----------------------------

In addition to the foregoing, various shareholders of the Company have commenced purported class actions against the Company and certain of its current and former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of the Company between December 14, 2006 and March 14, 2008 (the "Class Period"). These three actions, commenced in the U.S. District Court for the Southern District of New York, allege that defendants issued materially false and misleading statements regarding the Company's business and financial results and that as a result of those false statements, the Company's common stock traded at artificially inflated prices during the Class Period. In connection with these allegations, the Complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

      Requests for Information and Documents
      --------------------------------------

The Company has been contacted by and received requests for information and documents from federal regulatory and law enforcement authorities relating to events surrounding the Company's liquidity crisis and its proposed merger with JPMC.

Mortgage-Related Matters
------------------------

The Company's subsidiary EMC Mortgage Corporation (EMC) has been cooperating with a civil investigative demand (CID) from the Federal Trade Commission (FTC) seeking documents and data relating to EMC's business and servicing practices. In March 2008, the Company received notice from the Staff of the FTC that the Staff believes EMC and the Company have violated certain Federal consumer protection statutes in connection with EMC's servicing activities. The Staff has requested an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint against EMC and the Company. EMC expects to engage in such discussions with the Staff.

Municipal Derivatives Matters
-----------------------------

The Antitrust Division of the U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") are investigating possible anti-competitive bidding practices in the municipal derivatives industry involving various parties, including Bear Stearns, from the early 1990s to date. The activities at issue in these industry-wide government investigations generally concern the bidding process for municipal derivatives that are offered to states, municipalities and other issuers of tax-exempt bonds. Bear Stearns has cooperated, and continues to cooperate, with the DOJ and the SEC. In February 2008, Bear Stearns received a "Wells Notice" advising that the SEC Staff is considering recommending that the SEC bring a civil injunctive action and/or an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities. Bear Stearns understands that it will have an opportunity to respond to the Wells Notice and to discuss the matter with the Staff before any recommendation is made to the Commission.

BSAM-Managed Hedge Fund Matters
-------------------------------

The Company, Bear Stearns, Bear Stearns Asset Management ("BSAM"), and certain former BSAM employees have been named as defendants in a lawsuit filed on April 4, 2008 in the United States District Court for the Southern District of New York by the Joint Voluntary Liquidators of Bear Stearns High Grade Structured Credit Strategies (Overseas) Ltd. and Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage (Overseas) Ltd. (collectively, the "Overseas Feeder Funds"). The Overseas Feeder Funds are two of the "feeder funds" that invested substantially all their assets in the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. or the Bear

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd., for which BSAM served as investment manager. The complaint asserts claims for, among other things, fraud, breach of fiduciary duty, breach of contract, recklessness, gross negligence, negligence, and unjust enrichment. Plaintiffs seek damages of not less than $1 billion, unspecified punitive damages, costs, and fees. The Company believes it has substantial defenses to the claims.

Part II - OTHER INFORMATION

Item 1A. RISK FACTORS

You should carefully consider the risk factors disclosed in our Form 10-K, in
Part I, Item 1A, Risk Factors. Our business, financial condition or results of operations or cash flows could be materially adversely affected by any of those risks. The following are additional risk factors that were not disclosed in our Form 10-K. Also, additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, or results of operations.

The merger is subject to closing conditions, including stockholder approval, that, if not satisfied or waived, will result in the merger not being completed, which may result in material adverse consequences to our business and operations and significant risk to our ability to continue as a going concern. The merger is subject to closing conditions, including the approval of our stockholders that, if not satisfied, will prevent the merger from being completed. The closing condition that our stockholders approve and adopt the merger agreement may not be waived under applicable law and must be satisfied for the merger to be completed. If our stockholders do not approve and adopt the merger agreement and the merger is not completed, our financial viability could be seriously jeopardized, which would raise substantial doubt as to our ability to continue as a going concern. JPMorgan Chase has provided an operating guaranty in respect of certain trading and other obligations of Bear Stearns and certain of its subsidiaries. In addition, JPMorgan Chase has provided a guaranty to the New York Fed of our borrowings from the New York Fed at the Prime Dealer Discount Window. The two guaranties have provided liquidity and the support necessary for our financial stability and viability. In the event our stockholders do not vote in favor of the merger, the operating guaranty would, by its terms, terminate 120 days following such a "no" vote. JPMorgan Chase would also terminate the guaranty to the New York Fed under those circumstances. Absent the operating guaranty, we could face the increased risk of rapid loss of clients, customers and counterparties, and absent the guaranty to the New York Fed, we could be unable to obtain necessary funding. The lack of liquidity and the loss of clients, customers and counterparties could seriously jeopardize our financial viability, which would raise substantial doubt as to our ability to continue as a going concern. Accordingly, we could be forced to file for bankruptcy protection and to liquidate our assets, resulting in material adverse consequences for our stockholders, creditors and employees.

If the merger is not completed the $29 billion special funding facility to be provided by the New York Fed with respect to a pool of collateral currently owned by us would not take effect and any losses related thereto would remain with us. In connection with our entry into the merger agreement with JPMorgan Chase, the New York Fed announced that it would provide to JPMorgan Chase special funding facility secured by a pool of collateral consisting of investment grade securities (largely mortgage-related), residential and commercial mortgage loans classified as performing and related hedges held by us. Under this financing facility, JPMorgan Chase would bear the first $1 billion in losses associated with the collateral pool, and the New York Fed would provide $29 billion of funding on a non-recourse basis. This financing, and the New York Fed's assumption of the collateral pool are contingent upon the completion of the merger. If the merger is not completed for any reason, including due to the failure to obtain stockholder approval, the New York Fed's announced financing would not take effect and the related pool of collateral and any losses related thereto would remain with us.

The merger is subject to the receipt of consents and approvals from regulatory authorities that may impose conditions that could have an adverse effect on JPMorgan Chase or, if not obtained, could prevent completion of the merger. Before the merger may be completed, various approvals or consents must be obtained from regulatory entities. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of JPMorgan Chase following the merger.

Because the market price of JPMorgan Chase common stock will fluctuate, our stockholders cannot be sure of the market value of the merger consideration they will receive. Upon completion of the merger, each share of our common stock will be converted into 0.21753 of a share of JPMorgan Chase common stock. Any change in the market price of JPMorgan Chase common stock prior to completion of the merger will affect the market value of the merger consideration that our stockholders will receive upon completion of the merger. Accordingly, at the time of the special meeting, our stockholders will not know or be able to calculate the market value of the merger consideration they would receive upon completion of the merger. Neither company is permitted to terminate the merger agreement or resolicit the vote of our stockholders solely because of changes in the market prices of either company's stock. There will be no adjustment to the merger consideration for changes in the market price of either shares of JPMorgan Chase common stock or shares of our common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

Part II - OTHER INFORMATION

Item 1A. RISK FACTORS


JPMorgan Chase may fail to realize all of the anticipated benefits of the merger. The success of the merger will depend, in part, on JPMorgan Chase's ability to successfully combine the businesses of JPMorgan Chase and Bear Stearns. To realize these anticipated benefits, after the completion of the merger, JPMorgan Chase expects to integrate Bear Stearns' business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect JPMorgan Chase's ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on JPMorgan Chase's financial results and the value of its common stock. If JPMorgan Chase experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Bear Stearns and JPMorgan Chase during this transition period and for an undetermined period after consummation of the merger.

The market price of JPMorgan Chase common stock after the merger may be affected by factors different from those affecting the shares of Bear Stearns or JPMorgan Chase currently. The businesses of JPMorgan Chase and Bear Stearns differ in material respects and, accordingly, the results of operations of the combined company and the market price of the combined company's shares of common stock may be affected by factors different from those currently affecting the independent results of operations of each of JPMorgan Chase and Bear Stearns.

The fairness opinion obtained by us from our financial advisor in connection with the merger will not reflect changes in circumstances between signing the merger agreement and the completion of the merger. Changes in the operations and prospects of Bear Stearns or JPMorgan Chase, general market and economic conditions and other factors that may be beyond the control of Bear Stearns and JPMorgan Chase, and on which the fairness opinion was based, may alter the value of Bear Stearns or JPMorgan Chase or the prices of shares our common stock or JPMorgan Chase common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion. Because we do not anticipate asking our financial advisor to update its opinion, the opinion will not address the fairness of the merger consideration, from a financial point of view, at the time the merger is completed.

Bear Stearns, Bear Stearns' directors and officers, and JPMorgan Chase are named parties to a number of actions relating to the merger. A number of actions are pending in New York and Delaware state and federal courts relating to the merger. These include securities and ERISA class actions against us and our current and former directors and officers, and class-action complaints on behalf of a putative Bear Stearns shareholder class against us, our current directors and officers and JPMorgan Chase. Depending on the outcome, these actions could result in a court enjoining the merger or enjoining JPMorgan Chase from voting the 95 million shares of our common stock acquired pursuant to the share exchange agreement, or could otherwise impede the closing of the merger and could have adverse financial effects or cause reputational harm to us and JPMorgan Chase.

At the time of the anticipated merger with JPMorgan Chase (which is expected to occur by June 30, 2008), the merger will be accounted for by JPMorgan Chase as a "purchase" for accounting and financial reporting purposes, as that term is used under accounting principles generally accepted in the United States. Under purchase accounting, there may be adjustments as of the closing date. Our financial statements as of and for the period ended February 29, 2008 do not reflect these adjustments. Such adjustments will reflect the effect on inventory valuations of market disruptions and the liquidity crisis encountered by the Company subsequent to February 29, 2008, merger integration costs and restructuring actions that may be necessary as a result of the merger, or costs likely to be incurred by us to delever our balance sheet prior to the closing of the merger.

Our system of controls could be negatively impacted by the events that occurred commencing late in the week of March 10, 2008. As described above under "Controls and Procedures" the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of February 29, 2008 to accomplish their objectives. However, events that occurred commencing late in the week of March 10, 2008, including the deterioration of the Company's liquidity position, the subsequent merger agreement with JPMorgan Chase and other developments described in "Management's Discussion and Analysis of Results of Operations and Financial Condition--Recent Developments" highlight the impact that extraordinary events could have on the Company's system of controls described above under "Controls and Procedures." Human error in times of extreme difficulty and turmoil, such as the Company recently experienced and continues to experience, can occur. Moreover, control and process breakdowns may be more frequent when a company is operating under duress and its employees become distracted by crisis management and the uncertainty surrounding the viability of the enterprise. These events and potential impacts may have had and may have an adverse impact on the efficacy of our disclosure controls and procedures and our internal controls over financial reporting. However, management has concluded that the Company's disclosure controls and procedures and our internal controls over financial reporting were effective as of February 29, 2008 to accomplish their objectives and believes that such controls and procedures were effective for purposes of preparing this Quarterly Report including the financial statements contained herein.

       Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of the Company's common stock during the first quarter of fiscal 2008:

                                                                                                                 Approximate Dollar
                                                                             Total Number of Shares             Value of Shares that
                                                  Average Price Paid          Purchased as Part of              May Yet Be Purchased
                      Total Number of Shares             per                   Publicly Announced                Under the Plans or
      Period                Purchased                   Share                Plans or Programs (1)                  Programs (1)
------------------   -------------------------   --------------------   ---------------------------------   ------------------------
12/1/07 - 12/31/07                    705,803    $       98.40                                   705,803    $          2,148,780,233
 1/1/08 - 1/31/08                       3,407            88.41                                     3,407               2,148,479,037
 2/1/08 - 2/29/08                       1,339            90.60                                     1,339               2,148,357,727
                     -------------------------                          ---------------------------------
      Total                           710,549            98.33                                   710,549
                     -------------------------                          ---------------------------------


(1) On September 18, 2007, the Board of Directors approved an amendment to the Repurchase Program authorizing the purchase of up to $2.5 billion of common stock in fiscal 2007 and beyond. During the quarter ended February 29, 2008, the Company purchased under the current authorization a total of 710,549 shares at a cost of approximately of $69.9 million. Approximately $2.0 billion was available to be purchased under the current authorization as of February 29, 2008.

During the quarter ended February 29, 2008, the Company did not purchase any shares of its common stock pursuant to a $200 million CAP Plan Earnings Purchase Authorization, which was approved by the Compensation Committee of the Board of Directors of the Company on December 12, 2006. Approximately $92 million was available to be purchased under the CAP Plan Earnings Purchase Authorization as of February 29, 2008.

                                Item 6. EXHIBITS

         Exhibits

         (3.1) Restated By-Laws of The Bear Stearns Companies Inc., as amended

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

                                              The Bear Stearns Companies Inc.
                                              -------------------------------
                                                    (Registrant)



      Date: April 14, 2008                By: /s/ Jeffrey M. Farber
                                              Jeffrey M. Farber
                                              Senior Vice President - Finance,
                                              Controller
                                              (Principal Accounting Officer)

                         THE BEAR STEARNS COMPANIES INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------


(3.1)         Restated By-Laws of The Bear Stearns Companies Inc., as amended

(12) Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

(15)          Letter re: Unaudited Interim Financial Information

(31.1) Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002